Form 10QSB
period 2007-02-28
DEEAS RESOURCES INC.
filed 2007-04-10
CIK 1375793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________ to __________

Commission file number 0001375793

DEEAS RESOURCES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0493446
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6348, 49th Avenue, Ladner, British Columbia, Canada V4K 5A1
(Address of principal executive offices)

(604) 808-6211
(Issuer's telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,176,000 common shares issued and outstanding as of April 5, 2007

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No [ X ]

DEEAS RESOURCES INC.

(A Pre-exploration Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2007

(Stated in US Dollars)

(Unaudited)

DEEAS RESOURCES INC.
(A Pre-exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
February 28, 2007 and August 31, 2006
(Stated in US Dollars)
(Unaudited)

	February 28,	August 31,
ASSETS	2007	2006

Current
Cash and cash equivalents	$48,588	$82,436
Amount receivable	640	523

	$49,228	$82,959

LIABILITIES

Current
Accounts payable and accrued liabilities	$10,507	$8,300

STOCKHOLDERS’ EQUITY

Capital stock – Notes 3 and 5
Authorized:
100,000,000 Common shares, $0.001 par value
10,000,000 Preferred shares, $0.001 par value
Issued and outstanding
2,176,000 common shares	2,176	2,176
Additional paid in capital	101,424	95,424
Other comprehensive loss	623	(129)
Deficit accumulated during the pre-exploration stage	(65,502)	(22,812)

	38,721	74,659

	$49,228	$82,959

SEE ACCOMPANYING NOTES

DEEAS RESOURCES INC.
(A Pre-exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and six months ended February 28, 2007 and
for the period from April 7, 2006 (Date of Inception) to February 28, 2007
(Stated in US Dollars)
(Unaudited)

			April 7,
			2006
	Three Months	Six Months	(Date of
	Ended	Ended	Inception) to
	February 28,	February 28,	February 28,
	2007	2007	2007

Revenue	$-	$-	$-

Expenses
Foreign exchange expense	$369	795	702
Interest and bank charges	43	110	201
Legal, audit and accounting fees	20,053	32,805	45,154
Management fees-Note 6	3,000	6,000	6,000
Mineral claims costs	1,243	1,243	11,708
Transfer agent	737	1,737	1,737

	25,445	42,690	65,502

Net loss for the period	(25,445)	(42,690)	(65,502)

Other comprehensive income:
Foreign currency translation adjustment	340	752	623

Comprehensive loss for the period	$(25,105)	$(41,938)	$(64,879)

Basic loss per share	$(0.01)	$(0.02)

Weighted average number of shares outstanding	2,176,000	2,176,000

SEE ACCOMPANYING NOTES

DEEAS RESOURCES INC.
(A Pre-exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended February 28, 2007 and
for the period from April 7, 2006 (Date of Inception) to February 28, 2007
(Stated in US Dollars)
(Unaudited)

		April 7,
		2006
	Six Months	(Date of
	Ended	Inception) to
	February 28,	February 28,
	2007	2007

Cash Flows from Operating Activities
Net loss for the period	$(42,690)	$(65,502)
Add item not involving cash:
Management fees	6,000	6,000
Changes in non-cash working capital balances:
Amount receivable	(147)	(670)
Accounts payable and accrued liabilities	2,281	10,581

Net cash used in operating activities	(34,556)	(49,591)

Cash Flows from Financing Activity
Issuance of common stock	-	97,600

Effect of foreign currency translation	708	579

Increase (decrease) in cash and cash equivalents	(33,848)	48,588

Cash and cash equivalents, beginning of the period	82,436	-

Cash and cash equivalents, end of the period	$48,588	$48,588

Non-cash Transaction – Note 6

SEE ACCOMPANYING NOTES

DEEAS RESOURCES INC.
(A Pre-exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
for the period from April 7, 2006 (Date of Inception) to February 28, 2007
(Stated in US Dollars)
(Unaudited)

					Deficit
					Accumulated
			Additional	Other	During the
	Common Stock		Paid-in	Comprehensive	Pre-exploration
	Number	Par Value	Capital	Loss	Stage	Total

Balance, April 7, 2006 (Date of Inception)	-	$-	$-	$-	$-	$-
Capital stock issued for cash - at $0.02	1,500,000	1,500	28,500	-	-	30,000
- at $0.10	676,000	676	66,924	-	-	67,600
Foreign currency translation adjustment	-	-	-	(129)	-	(129)
Net loss for the period ended August 31,
2006	-	-	-	-	(22,812)	(22,812)

Balance, August 31, 2006	2,176,000	2,176	95,424	(129)	(22,812)	74,659
Capital contribution – Note 6	-	-	6,000	-	-	6,000
Foreign currency translation adjustment	-	-	-	752	-	752
Net loss for the period ended
February 28, 2007	-	-	-	-	(42,690)	(42,690)

Balance, February 28, 2007	2,176,000	$2,176	$101,424	$623	$(65,502)	$38,721

SEE ACCOMPANYING NOTES

DEEAS RESOURCES INC.
(A Pre-exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2007
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting

While information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s August 31, 2006 financial statements. Operating results for the period ended February 28, 2007 are not necessarily indicative of the results that can be expected for the year ending August 31, 2007.

Note 2	Continuance of Operations

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At February 28, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $65,502 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3	Related Party Transactions

On April 7, 2006, the Company issued 1,500,000 shares of common stock to the President of the Company in consideration for a cash payment of $30,000.

Note 4	Mineral Properties

On May 25, 2006, the Company acquired a 100% interest in certain mineral claims located in British Columbia, Canada in consideration for $3,518. The claims are registered in the name of 0758372 B.C. Ltd., a wholly-owned subsidiary of the Company. The cost of the mineral property was expensed as incurred.

2

Note 5	Capital Stock

The Company has filed a Form SB-2 Registration Statement prospectus with the United States Securities and Exchange Commission to qualify for the sale by existing shareholders of up to 676,000 common shares at $0.20 per share. The Company will not receive any proceeds from this offering as these shares have already been issued. The Company also intends on seeking a quotation on the Over- the-Counter Bulletin Board of the National Association of Securities Dealers Inc. On January 23, 2007, the Company received a notice of effectiveness for the Form SB-2.

Note 6	Non-cash Transaction

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows. The director of the Company has provided certain administrative services at no charge. The fair value of these services are $6,000, which has been recorded as additional paid-in capital. This transaction has been excluded from the statements of cash flows.

Item 2. Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. The safe harbor for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995 does not apply to the offering made in this quarterly report.

As used in this quarterly report, the terms "we", "us", "our" and "Deeas" mean Deeas Resources Inc., and our wholly-owned subsidiary, 0758372 BC Ltd, unless otherwise indicated.

Business Development Summary

We were incorporated in the State of Nevada on April 7, 2006. We are an exploration stage company engaged in the acquisition and exploration of mineral resource properties. We currently own an interest in two adjoining mining claims, collectively known as the Treg-Rouchon property, located in British Columbia, Canada. We acquired the interest in the mineral claims on May 25, 2006. The claims are registered in the name of 0758372 B.C. Ltd., our wholly-owned subsidiary. Our rights in the property are limited to 100% of the rights to explore for and exploit gold placer deposits on the claims.

The Treg-Rouchon property is located in central British Columbia, approximately 102 km northeast of the city of Quesnel, and 712 km northeast of Vancouver, situated in an area known as the Caribou Gold District. Our rights in the Treg-Rouchon property are limited to the exploration and exploitation of gold placer deposits. We intend to explore the Treg-Rouchon property for any commercially exploitable gold placer deposits and intend to exploit any gold placer deposits we discover or sell or otherwise assigning the rights to do so. Maps of the Treg-Rouchon property are included below under the section entitled “Location and Description of the Property”. There is no assurance that any commercially viable gold placer deposits exists on the Treg-Rouchon property.

Mineral property exploration is typically conducted in phases. Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. We have not yet commenced the initial phase of exploration on our property. Once we complete each phase of exploration, we will make a decision as to whether or not we proceed with each successive phase based upon the analysis of the results of that program. Our sole director will make these decisions based upon the recommendations of the independent geologist who oversees the program and records the results.

Description of Property

The Treg-Rouchon property is located in central British Columbia, approximately 102 km north-east of the city of Quesnel, and 712 km north-east of Vancouver, situated in the Caribou Gold District.

The Treg-Rouchon property extends along the Tregillus Creek extending 1.5 kilometres below Tregillus Lake to 200 meters (600 feet) above the mouth of the Willow River.

The Treg-Rouchon property is covered with pine, fir and spruce forest and sits at an elevation of approximately 1,060 meters (3,500 feet). The climate is characterized by warm, dry summers and cold winters, with an average snowfall of 1.0 meters (936) inches recorded a year.

There is no infrastructure available on the Treg-Rouchon other than a forest service road.

PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled “Risk Factors” beginning on page 10 of this quarterly report.

Our unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Cash Requirements

For the next twelve months we intend to carry out our program of exploration and operate as a public company listed on the Over-the-Counter Bulletin Board.

These endeavors will cost approximately $250,000. As of February 28, 2007, we had working capital of $38,721. We have no income from operations. We will require additional funds to implement our plans. These funds may be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We will also need more funds if the costs of the exploration of our gold placer claims are greater than we have anticipated. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for further financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing.

Program of Exploration

We plan to on implement a program of exploration in the next twelve months. We anticipate that this program of exploration will cost between $102,000 and $125,000. We anticipate that the program will consist of two phases.

We anticipate that Phase I of the program will consist of seismic surveying in order to determine the existence and possible location of paleochannels, which may exist on the property. A paleochannel is as a remnant of stream channel cut in older rock and filled by the sediments of younger overlying rock, which may contain gold placer deposits. It is anticipated that the surveying will be carried out on 10 lines at 400 meters spaced lines throughout the entire property. We estimate that phase I of the program will cost approximately $82,000.

We anticipate that Phase II of the program will consist test pitting, in order to determine the existence of any gold placer deposit found in any paleochannel that may have been discovered in Phase I of the program. It is anticipated that test pitting will be carried out on four pits per line – with approximately 40 pits being dug and approximately 1m(3) from each pit being passed through a small test plant using alluvial recover techniques to determine the existence or the amount of gold placer deposits that may exist on the Treg-Rouchon property. We estimate that phase II of the program will cost approximately $20,000.

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months.

Employees

Currently our only employee is our sole director and officer. We do not expect any material changes in the number of employees over the next twelve months. We do and will continue to outsource and contract for employment as needed.

Liquidity and Capital Resources

At February 28, 2007, we had $48,588 in cash and cash equivalents. In the opinion of our management, we need to raise at least $54,000 additional capital to continue our operations for the next twelve months. We will obtain additional funding through either loans from related parties or equity from one or more private placements. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being February 28, 2007. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer and chief financial officer. Based upon that evaluation, our company’s president and chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our company’s president and chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Our sole director, principal executive officer and control person has not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this quarterly report in evaluating our company and its business before purchasing shares of our company’s common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. You could lose all or part of your investment due to any of these risks.

RISKS RELATED TO THIS OFFERING

1. Sales of a substantial number of shares of our common stock into the public market by the selling shareholders may cause a reduction in the price of our stock and purchasers who acquire shares from the selling shareholders may lose some or all of their investment.

Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the price of our common stock. The selling shareholders, pursuant to our registration statement that was declared effective on January 23, 2007, may resell up to 31% of the issued and outstanding shares of our common stock. At that time, a substantial number of our shares of common stock which have been issued may be available for immediate resale, which could have an adverse effect on the price of our common stock. As a result of any such decreases in the price of our common stock, purchasers who acquire shares from the selling shareholders may lose some or all of their investment.

Any significant downward pressure on the price of our common stock as the selling shareholders sell the shares of our common stock could encourage short sales by the selling shareholders or others. Any such short sales could place further downward pressure on the price of our common stock.

RISKS RELATED TO OUR BUSINESS

2. Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration program that we intend to undertake on the Treg-Rouchon property and any additional properties that we may acquire. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of the Treg-Rouchon property may not result in the discovery of gold placer. Any expenditures that we may make in the exploration of any other mineral property that we may acquire may not result in the discovery of any commercially exploitable mineral resources. Problems such as unusual or unexpected geological formations and other conditions are involved in all mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration do not reveal viable commercial mineralization, we may decide to abandon our interests in the Treg-Rouchon property. If this happens, our business will likely fail.

3. Because of the speculative nature of the exploration of mineral properties, there is no assurance that our exploration activities will result in the discovery of any quantities of gold placer on the Treg-Rouchon property or any other additional properties we may acquire.

We intend to continue exploration on the Treg-Rouchon property and we may or may not acquire additional interests in other mineral properties. The search for minerals as a business is extremely risky. We can provide investors with no assurance that exploration on the Treg-Rouchon property, or any other property that we may acquire, will establish that any commercially exploitable quantities of minerals exist. Additional potential problems may prevent us from discovering any minerals. These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. If we are unable to establish the presence of minerals on our property, our ability to fund future exploration activities will be impeded, we will not be able to operate profitably and investors may lose all of their investment in our company.

4. Because of the inherent dangers involved in mineral exploration and exploitation, there is a risk that we may incur liability or damages as we conduct our business.

The search for minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no coverage to insure against these hazards. The payment of such liabilities may have a material adverse effect on our financial position.

5. The potential profitability of mineral ventures depends in part upon factors beyond the control of our company and even if we discover and exploit mineral deposits, we may never become commercially viable and we may be forced to cease operations.

The commercial feasibility of an exploration program on a mineral property is dependent upon many factors beyond our control, including the existence and size of mineral resources in the properties we explore, the proximity and capacity of processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental regulation. These factors cannot be accurately predicted and any one or a combination of these factors may result in our company not receiving an adequate return on invested capital. These factors may have material and negative effects on our financial performance and our ability to continue operations.

6. Exploration and exploitation activities are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our company.

Exploration and exploitation activities are subject to federal, provincial, and local laws, regulations and policies, including laws regulating the removal of natural resources from the ground and the discharge of materials into the environment. Exploration and exploitation activities are also subject to federal, provincial, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment.

Environmental and other legal standards imposed by federal, provincial, or local authorities may be changed and any such changes may prevent us from conducting planned activities or increase our costs of doing so, which would have material adverse effects on our business. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages that we may not be able to or elect not to insure against due to prohibitive premium costs and other reasons. Any laws, regulations or policies of any government body or regulatory agency may be changed, applied or interpreted in a manner which will alter and negatively affect our ability to carry on our business.

RISKS ASSOCIATED WITH OUR COMPANY

7. Because the Treg-Rouchon property may not contain gold placer and because we have never made a profit from our operations, our securities are highly speculative and investors may lose all of their investment in our company.

Our securities must be considered highly speculative, generally because of the nature of our business and our early stage of operations. We currently only have an interest in the Treg-Rouchon property. Our only rights on this property are to explore for gold placer. The Treg-Rouchon property is in the exploration stage only and may not contain gold placer. We may or may not acquire additional interests in other mineral properties but we do not have plans to acquire rights in any specific mineral properties as of the date of this report. Accordingly, we have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. So, any profitability in the future from our business will be dependent upon locating and exploiting gold placer on the Treg-Rouchon property or mineral deposits on any additional properties that we may acquire. The likelihood of any mineral properties that we may acquire or have an interest in, including the Treg-Rouchon property, containing commercially exploitable mineral deposits is extremely remote. In all probability, any mineral properties that we may acquire or that we have an interest in, including the Treg-Rouchon property, do not contain any commercially exploitable mineral deposits and any funds that we spend on exploration will be lost. We may never discover gold placer in the Treg-Rouchon property or any other area, or we may do so and still not be commercially successful if we are unable to exploit those mineral deposits profitably. We may not be able to operate profitably and may have to cease operations, the price of our securities may decline and investors may lose all of their investment in our company.

8. As we face intense competition in the gold placer exploration and exploitation industry, we will have to compete with our competitors for financing and for qualified managerial and technical employees.

The Treg-Rouchon property is located in central British Columbia, approximately 102 km Northeast of the city of Quesnel, and 712 km Northeast of Vancouver, situated in an area known as the Caribou Gold District. Our competition in this area includes large established mining companies with substantial capabilities and with greater financial and technical resources than we have. As a result of this competition, we may have to compete for financing and be unable to acquire financing on terms we consider acceptable. We may also have to compete with the other mining companies in the region for the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for financing or for qualified employees, our exploration programs may be slowed down or suspended, which may cause us to cease operations as a company.

9. Weather Interruptions in the Caribou Gold District may delay or prevent exploration on the Treg-Rouchon property.

Our proposed exploration work can be performed approximately only nine months a year. This is because of extreme winter conditions which exist in the Caribou Gold District between the months of December and March, which may delay or prevent exploration on the Treg-Rouchon property.

10. We have a history of losses and have a deficit, which raises substantial doubt about our ability to continue as a going concern.

We have not generated any revenues since our inception and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from April 7, 2006 (date of inception) to February 28, 2007 was $65,502. We had cash and cash equivalents in the amount of $48,588 as of February 28, 2007. We currently do not have any operations and we have no income. We estimate our average monthly operating expenses to be approximately $20,350 each month. We cannot provide assurances that we will be able to successfully explore and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements for the period ended August 31, 2006 . If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

11. Our future is dependent upon our ability to obtain financing. If we do not obtain such financing, we may have to cease our exploration activities and investors could lose their entire investment.

There is no assurance that we will operate profitably or will generate positive cash flow in the future. We will require additional financing in order to proceed beyond the first few months of our exploration program. We will also require additional financing for the fees we must pay to maintain our status in relation to the rights to our properties and to pay the fees and expenses necessary to become and operate as a public company. We will also need more funds if the costs of the exploration of our gold placer claims are greater than we have anticipated. We will require additional financing to sustain our business operations if we are not successful in earning revenues. We will also need further financing if we decide to obtain additional mineral properties. We currently do not have any arrangements for further financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing. If we do not obtain such financing, our business could fail and investors could lose their entire investment.

12. Because we may never earn revenues from our operations, our business may fail.

Prior to the completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from our exploration for minerals, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will fail and investors may lose all of their investment in our company.

13. We have a limited operating history and if we are not successful in operating our business, then investors may lose all of their investment in our company.

Our company has a limited operating history and is in the exploration stage. The success of our company is significantly dependent on the uncertain events of the discovery and exploitation of gold placer on the Treg-Rouchon property. If our business plan is not successful and we are not able to operate profitably, then our stock may become worthless and investors may lose all of their investment in our company.

14. Because Jeffrey Sharpe, our President, Secretary, Treasurer and a director of our company, lives outside of the United States, you may have no effective recourse against him for misconduct and may not be able to enforce judgment and civil liabilities against him.

Jeffrey Sharpe, our President, Secretary, Treasurer and a director of our company is a national and a resident of Canada, and all or a substantial portion of his assets are located outside of the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against him, or obtain judgments against him outside of the United States that are predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

15. Because Jeffrey Sharpe, our President, Secretary, Treasurer and director of our company, is employed elsewhere his time and efforts will not be devoted to our company full-time.

Jeffrey Sharpe our President, Secretary, Treasurer and a director of our company is not devoted to our company on a full time basis. As a result, he manages our company on a part-time basis. He spends approximately 20 to 25 hours per week managing our company. Because of this fact, the management of our company may suffer and our company could under-perform or fail.

RISKS ASSOCIATED WITH OUR COMMON STOCK

16. We do not intend to pay dividends on any investment in the shares of stock of our company.

We have never paid any cash dividends and currently do not intend to ever pay any cash dividends. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may prohibit the payment of a dividend. Because we do not intend to declare dividends, any gain on an investment in our company will need to come through an increase in the stock’s price. This may never happen and investors may lose all of their investment in our company.

17. Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations, which may limit a shareholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Rule 13(a) 14 (a)/15(d) - 14(a) Certification

32.1	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEEAS RESOURCES INC.

By: /s/ Jeffrey Sharpe

Jeffrey Sharpe,
President, Secretary, Treasurer and sole Director
(Principal executive officer and principal financial officer)
April 5, 2007