Form 10QSB
period 2007-05-31
DEEAS RESOURCES INC.
filed 2007-07-09
CIK 1375793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number   333-137174

DEEAS RESOURCES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0493446
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6348, 49th Avenue, Ladner, British Columbia, Canada V4K 5A1
(Address of principal executive offices)

(604) 808-6211
(Issuer's telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,176,000 common shares issued and outstanding as of the open of business July 5, 2007

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [	]	No [ X ]

Item 1.  Financial Statements

DEEAS RESOURCES INC.

(A Pre-exploration Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2007

(Stated in US Dollars)

(Unaudited)

DEEAS RESOURCES INC.

(A Pre-exploration Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

May 31, 2007 and August 31, 2006

(Stated in US Dollars)

(Unaudited)

	May 31,	August 31,
ASSETS	2007	2006

Current
Cash and cash equivalents	$ 31,230	$ 82,436
Amount receivable	727	523

	$ 31,957	$ 82,959

LIABILITIES

Current
Accounts payable and accrued liabilities	$ 2,967	$ 8,300

STOCKHOLDERS’ EQUITY

Capital stock – Notes 3 and 5
Authorized:
100,000,000 common shares, $0.001 par value
10,000,000 preferred shares, $0.001 par value
Issued and outstanding:
2,176,000 common shares	2,176	2,176
Additional paid in capital	104,424	95,424
Other comprehensive loss	(1,003)	(129)
Deficit accumulated during the pre-exploration stage	(76,607)	(22,812)

	28,990	74,659

	$ 31,957	$ 82,959

SEE ACCOMPANYING NOTES

DEEAS RESOURCES INC.

(A Pre-exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and nine months ended May 31, 2007 and 2006 and for the period from April 7, 2006 (Date of Inception) to May 31, 2007

(Stated in US Dollars)

(Unaudited)

					April 7,
					2006 (Date of
	Three months ended		Nine months ended		Inception) to
	May 31,		May 31,		May 31,
	2007	2006	2007	2006	2007

Revenue	$-	$-	$-	$-	$-

Expenses
Consulting fees	-	2,000	-	2,000	-
Foreign exchange expense	(1,478)	(81)	(683)	(81)	(776)
Filing fees	305	-	305	-	305
Interest and bank charges	51	14	161	14	252
Legal, audit and accounting fees	5,861	1,907	38,666	1,907	51,015
Management fees-Note 6	3,000	-	9,000	-	9,000
Mineral claims costs	3,366	444	4,609	444	15,074
Transfer agent	-	-	1,737	-	1,737

	11,105	4,284	53,795	4,284	76,607

Net loss	(11,105)	(4,284)	(53,795)	(4,284)	(76,607)

Other comprehensive income (loss):
Foreign currency translation adjustment	(1,626)	(101)	(874)	(101)	(1,003)

Comprehensive loss for the period	$(12,731)	$(4,385)	$(54,669)	$(4,385)	$(77,610)

Basic loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.01)

Weighted average number of shares outstanding	2,176,000	300,000	2,176,000	300,000

SEE ACCOMPANYING NOTES

DEEAS RESOURCES INC.

(A Pre-exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine months ended May 31, 2007 and 2006 and

for the period from April 7, 2006 (Date of Inception) to May 31, 2007

(Stated in US Dollars)

(Unaudited)

			April 7,
			2006 (Date of
	Nine months ended		Inception) to
	May 31,		May 31,
	2007	2006	2007

Cash Flows from Operating Activities
Net loss for the period	$(53,795)	$(4,284)	$(76,607)
Add item not involving cash:
Management fees	9,000	-	9,000
Changes in non-cash working capital balances:
Prepaid expenses	-	(7,968)	-
Amount receivable	(173)	(125)	(696)
Accounts payable and accrued liabilities	(5,306)	-	2,994

Net cash used in operating activities	(50,274)	(12,377)	(65,309)

Cash Flows from Financing Activity
Issuance of common stock	-	30,000	97,600

Effect of foreign currency translation	(932)	(101)	(1,061)

Increase (decrease) in cash and cash equivalents	(51,206)	17,522	31,230

Cash and cash equivalents, beginning of the period	82,436	-	-

Cash and cash equivalents, end of the period	$31,230	$17,522	$31,230

Non-cash Transaction – Note 6

SEE ACCOMPANYING NOTES

DEEAS RESOURCES INC.

(A Pre-exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

for the period from April 7, 2006 (Date of Inception) to May 31, 2007

(Stated in US Dollars)

(Unaudited)

					Deficit
					Accumulated
			Additional	Other	During the
	Common Stock		Paid-in	Comprehensive	Pre-exploration
	Number	Par Value	Capital	Loss	Stage	Total

Balance, April 7, 2006 (Date of Inception)	-	$ -	$ -	$ -	$ -	$ -
Capital stock issued for cash:
- at $0.02	1,500,000	1,500	28,500	-	-	30,000
- at $0.10	676,000	676	66,924	-	-	67,600
Foreign currency translation adjustment	-	-	-	(129)	-	(129)
Net loss for the period ended August 31, 2006	-	-	-	-	(22,812)	(22,812)

Balance, August 31, 2006	2,176,000	2,176	95,424	(129)	(22,812)	74,659
Capital contribution – Note 6	-	-	9,000	-	-	9,000
Foreign currency translation adjustment	-	-	-	(874)	-	(874)
Net loss for the period ended May 31, 2007	-	-	-	-	(53,795)	(53,795)

Balance, May 31, 2007	2,176,000	$ 2,176	$ 104,424	$ (1,003)	$ (76,607)	$ 28,990

SEE ACCOMPANYING NOTES

DEEAS RESOURCES INC.

(A Pre-exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2007

(Stated in US Dollars)

(Unaudited)

Note 1	Interim Reporting

While information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s August 31, 2006 financial statements. Operating results for the period ended May 31, 2007, are not necessarily indicative of the results that can be expected for the year ending August 31, 2007.

Note 2	Continuance of Operations

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At May 31, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $76,607 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

The Company has filed a Form SB-2 Registration Statement prospectus with the United States Securities and Exchange Commission to qualify for the sale by existing shareholders of up to 676,000 common shares at $0.20 per share. The Company will not receive any proceeds from this offering as these shares have already been issued. The Company also intends on seeking a quotation on the Over-the-Counter Bulletin Board of the National Association of Securities Dealers Inc. On January 23, 2007, the Company received a notice of effectiveness for the Form SB-2.

Note 6	Non-cash Transaction

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows. The director of the Company has provided certain administrative services at no charge. The fair value of these services is $9,000, which has been recorded as additional paid-in capital. This transaction has been excluded from the statements of cash flows.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled “Risk Factors” beginning on page 17 of this quarterly report.

Our unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Cash Requirements

For the next twelve months we intend to carry out our program of exploration and operate as a public company listed on the Over-the-Counter Bulletin Board.

These endeavors will cost approximately $250,000. As of May 31, 2007, we had working capital of $28,990. We have no income from operations. We will require additional funds to implement our plans. These funds may be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We will also need more funds if the costs of the exploration of our gold placer claims are greater than we have anticipated. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for further financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing.

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

Liquidity and Capital Resources

At May 31, 2007, we had $31,230 in cash and cash equivalents. In the opinion of our management, we need to raise at least $75,000 additional capital to continue our operations for the next twelve months. We will obtain additional funding through either loans from related parties or equity from one or more private placements. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being May 31, 2007. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer and chief financial officer. Based upon that evaluation, our company’s president and chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We have not generated any revenues since our inception and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from April 7, 2006 (date of inception) to May 31, 2007 was $76,607. We had cash and cash equivalents in the amount of $31,230 as of May 31, 2007. We currently do not have any operations and we have no income. We estimate our average monthly operating expenses to be approximately $2,500 each month. We cannot provide assurances that we will be able to successfully explore and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements for the period ended August 31, 2006. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

Item 6.  Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation of the Registrant, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on December 12, 2006 and incorporated herein by reference;
3.2	Bylaws of the Registrant, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on December 12, 2006 and incorporated herein by reference;
10.1	Form of Subscription Agreement, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on December 12, 2006 and incorporated herein by reference;
10.2	Form of Subscription Agreement, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on December 12, 2006 and incorporated herein by reference;
10.3	Written Description of Oral Lease Agreement, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on December 12, 2006 and incorporated herein by reference;
10.4	Lending Agreement, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on December 12, 2006 and incorporated herein by reference;
21.	Subsidiaries - 0758372 B.C. Ltd., incorporated in the Province of British Columbia
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEEAS RESOURCES INC.

By: /s/ Jeffrey Sharpe

Jeffrey Sharpe, President, Secretary, Treasurer and sole Director

(Principal executive officer and principal financial officer)

July 9, 2007