Form 10KSB
period 2007-08-31
DEEAS RESOURCES INC.
filed 2007-11-15
CIK 1375793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________to________________

Commission file number 333-139273

DEEAS RESOURCES, INC.
(Name of small business issuer in its charter)

Nevada	98-0493446
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6348, 49th Avenue, Ladner, British Columbia, Canada	V4K 5A1
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (604) 808-6211

Securities registered under Section 12(b) of the Exchange Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State issuer’s revenues for its most recent fiscal year. $0.00

ii

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of October 29, 2007.

676,000 common shares @ $0.10 (1) = $67,600.00

(1) Price paid by purchasers on August 15, 2006

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 2,176,000 common shares as of October 29, 2007

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). N/A

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED AUGUST 31, 2007

PART I

Item 1. Description of Business

Forward Looking Statements.

This annual report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, beginning on page 11 that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. The safe harbor for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995 does not apply to the offering made in this annual report.

As used in this annual report, the terms "we", "us", "our" and "Deeas" mean Deeas Resources Inc., and our wholly-owned subsidiary, 0758372 BC Ltd, unless otherwise indicated.

Introduction

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

Corporate History

We were incorporated in the State of Nevada on April 7, 2006. Our resident agent is The Corporation Trust Company of Nevada located at 6100 Neil Road, Suite 500, Reno, NV 89511.

Recent Corporate Developments

To date, our company has not been as successful as hoped in implementing our business plan. As management of our company investigated opportunities and challenges in the business of mining exploration, management realized that the business did not present the best opportunity for our company to realize value for our shareholders. Our company has identified Global Trek Xploration, a private California company, as a suitable business with which to carry out a business combination. As a result, on November 9, 2007, we entered into a letter agreement with Global Trek Xploration and Jupili Investment S.A. The letter agreement outlined the material terms upon which the parties have agreed to carry out a reverse take over transaction through either a merger of share exchange. On the closing date, which the parties anticipate will be on or before February 25, 2008, the parties have agreed to restructure our company as follows following a proposed stock split of 20.71 shares for each share currently issued and outstanding:

Number of authorized common shares: 2,071,000,000
Shares held by former shareholders of Global Trek Xploration: 18,000,000
Registered shares: 13,999,960

Shares issued in a $2,000,000 financing at closing: 2,666,666
Shares issued in $1,000,000 convertible bridge financing (assuming conversion): 1,333,333
Issued and outstanding shares at closing: 35,999,959

A copy of the letter agreement is attached hereto as Exhibit 10.5. The parties to the letter agreement contemplate that additional terms will be incorporated into a formal agreement which will include standard representations, warranties, covenants and conditions that are typical in reverse take over transactions.

Conditions Precedent to the Closing of the Letter Agreement

The closing of the letter agreement is subject to the satisfaction of several conditions precedent as set forth in the letter agreement, including the following:

1.

we will have effected a stock split whereby each share issued and outstanding prior to the stock split will be converted into 20.71 shares. The 18,000,000 shares that we are required to issue to the current shareholders of Global Trek Xploration pursuant to the letter agreement will be issued following completion of the proposed stock split;

2.	our sole director and officer will have executed a return to treasury agreement whereby he agrees to tender 31,065,000 post split shares to treasury for cancellation;

3.	the transaction will be approved by the shareholders of Global Trek Xploration;

4.

Global Trek Xploration will have provided to us audited financial statements for the years ended December 31, 2006 and 2005 and unaudited interim financial statements for the nine months ended September 30, 2007;

5.

Jupili Investments will have arranged for third party investors to subscribe for a private placement financing of $2,000,000 consisting of 2,666,666 post stock split units, at a price of $0.75 per unit, each unit consisting of one share and one stock purchase warrant, each warrant of which will be exercisable into another share at an exercise price of $1.25 per share. Of the warrants, 1,000,000 will be exercisable for a period of twelve months from the date of issuance, with the remainder exercisable for a period of 18 months;

6.

conversion by Global Trek Xploration of a bridge financing of $1,000,000 into units on the same terms as the private placement financing, except that all warrants will be exercisable for a period of 18 months;

7.

we will take all corporate action to ensure that our board of directors consists of five members, including four members as nominated by Global Trek Xploration, two of which will not be employed by our company, nor hold over 5% of our issued and outstanding shares; and

8.

we will retain the services of an investor relations consultant for a term of one year for a monthly fee of $2,500 and the issuance of 400,000 warrants, with 50,000 warrants vesting every three month period, the first 200,000 of which will have an exercise price of $0.75 per share and the remaining 200,000 of which will have an exercise price of $1.25 per share, all of which will expire on February 7, 2010.

Due to the conditions precedent to closing, including those set out above, and the risk that these conditions precedent will not be satisfied, we can offer no assurance that we will close the letter agreement or the formal agreement that the parties contemplate will replace the letter agreement. At this time, we have not made any determination as to whether we will abandon or continue with the business related to our mining interests.

Business of Global Trek Exploration

Founded in 2002, Global Trek Xploration develops, patents and integrates miniaturized Assisted GPS tracking and cellular location-transmitting technology for consumer products and applications. As the underlying technology, Global Trek Xploration works with license branded partners to deliver these innovative solutions to the consumer in a wide variety of wearable location devices. Global Trek Xploration’s Personal Location Services (PLS) suite delivers remote, continuous real-time oversight of loved ones and high-value assets. Its licensing model and a user friendly format allows it to transparently embed its technology into a wide variety of consumer branded products.

In addition to geo spatial location-reporting, which provides peace of mind to caretakers, Global Trek Xploration’s scalable GPVector technology platform is also designed to deliver new and innovative life style based applications, from interactive real-time gaming to performance and health / exercise monitoring. The unprecedented miniaturization of its electronics offers a whole new category of portable hosts to deliver a wide range of new consumer-oriented high tech wearable solutions. Global Trek Xploration’s first and most essential product is GPS-enabled footwear. Additional deployments in progress include maritime applications, pet tracking, cellular handsets, and many others. Global Trek Xploration holds one patent and seven additional patents pending. With more than five years in research and development, strategic partnerships, and an ongoing program of intellectual property protection, Global Trek Xploration continues its ongoing efforts to advance the wearable GPS technology industry and the PLS space. Global Trek Xploration’s approach is to be the value-added supporting brand to master consumer brands. The driving goal of the company is to utilize advanced assisted GPS, cellular and Internet technology, then converge that technology with branded consumer products and collectively deliver solutions which will benefit people and society.

Competition

There are numerous mining and exploration companies in Canada and the United States, both big and small. All of these mining companies are seeking properties of merit. While we may compete with other exploration companies in our effort to locate and license mineral resource properties, we do not compete with them for the removal or sale of mineral products from our properties if we should eventually discover the presence of them in quantities sufficient to make production economically feasible. Readily available markets exist world-wide for the sale of mineral products. Therefore, we will likely be able to sell any mineral products that we are able to identify and produce. Our ability to be competitive in the market over the long term is dependent upon the quality and amount of ore discovered, cost of production and proximity to our market. Due to the large number of companies and variables involved in the mining industry, it is not possible to pinpoint our direct competition.

Competition levels for investment and qualified employees for mineral resource companies are very high. It has proven to be extremely difficult for us to obtain financing and hire qualified personnel to conduct our exploration program.

Compliance with Government Regulation

We are committed to complying with and are, to our knowledge, in compliance with, all governmental and environmental regulations applicable to our company and our properties. Permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation. We do not currently own or operate any mines and are not required to comply with the requirements of these regulatory authorities. We cannot predict the extent to which these requirements will affect our company or our properties if we identify the existence of minerals in commercially exploitable quantities. In addition, future legislation and regulation could cause additional expense, capital expenditure, restrictions and delays in the exploration of our properties.

Research and Development Expenditures

We have not incurred any research and development expenditures over the last fiscal year.

Employees

Currently our only employee is our sole director and officer. We do not know whether we will experience any material changes in the number of employees over the next 12 month period. If we do enter into a new business opportunity, our personnel needs may change dramatically.

We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our exploration programs.

We retain consultants on the basis of ability and experience. Except as set forth above, neither we nor any person acting on our behalf has any preliminary agreement or understanding, nor do we contemplate any such, concerning any aspect of our operations pursuant to which any person would be hired, compensated or paid a finder’s fee.

Subsidiaries

We have one wholly owned subsidiary, 0758372 BC Ltd which is registered in British Columbia.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.

Item 2. Description of Property.

Executive Offices

The address of our principal executive office is 6348, 49th Avenue, Ladner, British Columbia, Canada V4K 5A1 and our telephone number is (604) 808-6211.

Treg-Rouchon property

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

Mineral property exploration is typically conducted in phases. Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. We have not yet commenced the initial phase of exploration on our property. If we complete the first phase of exploration, we will make a decision as to whether or not we proceed with the next phase based upon the analysis of the results of that program. Our sole director would make these decisions based upon the recommendations of the independent geologist who oversees the program and records the results.

As set out above, we have entered into a letter agreement dated November 9, 2007 with Global Trek Xploration and Jupili Investment S.A. regarding a proposed reverse take over transaction. If the letter agreement closes as is currently contemplated, our company will undergo a change of control and a majority of new directors will be appointed to our board. In addition, our company will commence the business currently operated by Global Trek Xploration. Although we currently intend to maintain our mining property interests, we do not know whether our company will abandon or continue to hold such interests following the closing date.

Item 3. Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market for Securities

Our common shares are approved for quotation on the OTC Bulletin Board under the symbol "DEEA". Currently, there are no sales of our stock on the OTC Bulletin Board.

Our transfer agent is Empire Stock Transfer located at 2470 St. Rose Pkwy, Suite 304, Henderson, NV 89074.

Holders of our Common Stock

As of August 31, 2007, there were 40 registered stockholders holding 2,176,000 shares of our issued and outstanding common stock.

Dividend Policy

Since our inception, we have not declared nor paid any cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our board of directors will determine future declarations and payments of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with applicable corporate law.

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Recent Sales of Unregistered Securities

We have not completed any unregistered sales of our securities during the last fiscal year. We have registered 676,000 shares of our common stock to the public by means of prospectus filed on February 2, 2007.Equity Compensation Plan Information

We have not adopted any equity compensation plans.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended August 31, 2007.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

We are an exploration stage company. We have commenced very limited operations and we currently have no business revenue and assets consisting of cash and mineral and joint venture rights. There can be no assurance that we will generate revenues in the future, or that we will be able to operate profitably in the future, if at all. We have incurred net losses in each fiscal year since inception of our operations. Our company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings.

We are an exploration stage company engaged in the acquisition, exploration and exploitation of gold placer resource properties. We currently own a 100% interest in two adjoining mining claims, consisting of 16 placer claim cells, collectively known as the Treg-Rouchon property. The Treg-Rouchon property is located in central British Columbia, approximately 102 km north-east of the city of Quesnel and 712 km Northeast of Vancouver, situated in an area known as the Caribou Gold District. Our rights to the Treg-Rouchon property are limited to the exploration for and exploitation of gold placer deposits. We may explore the Treg-Rouchon property for any commercially exploitable gold placer deposits and may exploit any gold placer deposits we discover or sell or otherwise assigning the rights to do so.

To date, we have not been successful raising the funding necessary to proceed with our business plan. Our company has identified Global Trek Xploration, a private California company, as a suitable business with which to carry out a reverse take over transaction. As a result, on November 9, 2007, we entered into a letter agreement with Global Trek Xploration and Jupili Investment S.A. which is described under the heading “Recent Corporate Developments” in Item 1. The letter agreement, a copy of which is attached to this annual report, outlines the material terms upon which the parties have agreed to carry out a reverse take over transaction through either a merger of share exchange.

Plan of Operations and Cash Requirements

Plan of Operation

We have been unable to find sufficient investors who wish to invest in our company, on terms we find acceptable, with its current business plan. This may be due in part to a high level of competition for financing for mineral exploration companies. Management has therefore decided that we will not pursue our exploration program for our Treg-Rouchon property for the time being. Following the entry into the letter agreement dated November 9, 2007, our company intends to work towards closing the proposed reverse take over transaction as described under the heading “Recent Corporate Developments” under Item 1 of this annual report. As a result, our company anticipates that we will incur significant due diligence and transaction costs in connection with this closing. We can offer no assurances that the letter agreement will in fact close, or that our company will be successful in our new business following the closing of the proposed transaction.

Cash Requirements

Over the next 12 months we anticipate that we will incur the following operating expenses:

Expense	Cost
Legal Fees	$45,000
Accounting Fees	$12,000
Miscellaneous	$30,000
Total	$87,000.00

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the 12 months ending August 31, 2008 other than office computers, furnishings, and communication equipment as required.

Results of Operations

Summary of Year End Results

	April 7, 2006 (date of
	inception to August 31
	2007	2006
Revenue	$0.00	$0.00
Expenses	$82,195	$22,812
Net Loss	$82,195	$22,812

Revenue

We are presently in the exploration stage of our business, have not earned any revenues to date, and do not anticipate earning revenues until such time as we enter into commercial production of the Treg-Rouchon property. As we have entered into a letter agreement with Global Trek Xploration, we may elect not to proceed with our mining business if the transactions contemplated under the letter agreement are consummated. Upon the closing of the letter agreement, we will be engaged in the business currently operated by Global Trek Xploration, but we can offer no assurances as to whether our company will be successful in generating revenues following the closing date.

Expenses

The major components of our expenses for the past two fiscal years as well as the percentage increase or decrease in those expenses for the year ended August 31, 2007 compared to the year ended August 31, 2006 are outlined in the table below:

	2006	2007
Filing fees	$-	$305.00
Foreign exchange gain	(93.00)	(1,015.00)
Interest and bank charges	91.00	318.00
Legal, audit and accounting fees	12,349.00	53,690.00
Management fees	-	12,000.00
Mineral claims costs	10,465.00	15,160.00
Transfer agent	-	1,737.00
	$22,812.00	$82,195.00

Total operating expenses during fiscal 2007 increased by 260% as compared to fiscal 2006 primarily due to the fact that: (i) we had increased mineral exploration expenses and (ii) our general and administrative expenses increased primarily due to increased professional fees associated with the acquisition of the properties.

Liquidity and Financial Condition

Working Capital
			Percentage
	August 31, 2007	August 31, 2006	Increase/(Decrease)
Current Assets	$26,691	$82,959	-68%
Current Liabilities	473	8,300	-94%
Working Capital Surplus (Deficit)	$26,218	$74,659	-65%

Cash Flows
	Year Ended	Year Ended
	August 31, 2007	August 31, 2006
Cash Flows used in Operating Activities	$(55,430)	$(15,035)
Cash Flows used in Investing Activities	--	--
Cash Flows from Financing Activities	--	$97,600
Effects of Foreign Currency Exchange Rate	(1,093)	(129)
Net Increase (decrease) in Cash During Period	$(56,523)	$82,436

Going Concern

These financial statements have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from its shareholders, the ability of our company to obtain necessary equity financing to achieve its operating objectives, confirmation of our company’s interests in the underlying properties, and the attainment of profitable operations. As at August 31, 2007, our company has accumulated net losses of $82,195 since inception. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended August 31, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. As at August 31, 2007, we had sufficient cash resources to meet some but not all of our obligations for the next 12 months.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax position. The interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows; however, we are still analyzing the effects of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for our financial statements issued in 2009; however, earlier application is encouraged. We are currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expressed SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and we have adopted it. SAB 108 did not have a material impact on our financial position or results from operations.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements”. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB No. 5, “Accounting for Contingencies”. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that re entered into or modified subsequent to December 31, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 31, 2006, the guidance in the FSP is effective January 1, 2006 for the Company. This FSP has not had a material impact on our financial position or results from operations.

On February 15, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for our financial statements issued in 2009. We are currently evaluating the impact that the adoption of SFAS No. 159 might have on its financial position or results of operations. Application of Critical Accounting Estimates

The financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Mineral Property and Exploration Costs

Exploration costs are expensed as incurred. Development costs are expensed until it has been established that a mineral deposit is commercially mineable and a production decision has been made by our company to implement a mining plan and develop a mine, at which point the costs subsequently incurred to develop the mine on the property prior to the start of mining operations are capitalized.

Our company capitalizes the cost of acquiring mineral property interests, including undeveloped mineral property interests, until the viability of the mineral interest is determined. Capitalized acquisition costs are expensed if it is determined that the mineral property has no future economic value. Exploration stage mineral interests represent interests in properties that are believed to potentially contain (i) other mineralized material such as measured, indicated or inferred resources with insufficient drill hole spacing to qualify as proven and probable mineral reserves and (ii) other mine-related or greenfield exploration potential that are not an immediate part of measured or indicated resources. Our company’s mineral rights are generally enforceable regardless of whether proven and probable reserves have been established. Our company has the ability and intent to renew mineral rights where the existing term is not sufficient to recover undeveloped mineral interests.

Capitalized amounts (including capitalized development costs) are also written down if future cash flows, including potential sales proceeds, related to the mineral property are estimated to be less than the property’s total carrying value. Management of our company reviews the carrying value of each mineral property periodically, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Reductions in the carrying value of a property would be recorded to the extent that the total carrying value of the mineral property exceeds its estimated fair value. No write downs of mineral property interests were recorded in the period ended August 31, 2007.

Asset Retirement Obligations

In accordance with Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (''SFAS 143''), the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. Our company will record an asset retirement obligation to reflect its legal obligations related to future abandonment of its mineral property interests using estimated expected cash flow associated with the obligation and discounting the amount using a credit-adjusted, risk-free interest rate. At least annually, our company will reassess the obligation to determine whether a change in any estimated obligation is necessary. Our company will evaluate whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest the estimated obligation has materially changed, our company will accordingly update its assessment. At August 31, 2007, our company had not undertaken any drilling activity on its properties had not incurred significant reclamation obligations. As such, no asset retirement obligation accrual was made in the August 31, 2007 financial statements.

Purchase of Significant Equipment

We do not anticipate the purchase or sale of any plant or significant equipment during the next 12 months.

Personnel Plan

We do not anticipate any significant changes in the number of employees during the next 12 months.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this annual report in evaluating our company and its business before purchasing shares of our company’s common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. You could lose all or part of your investment due to any of these risks.

Risks Related To Our Business

Although we have entered into a letter agreement dated November 9, 2007 with Global Trek Xploration and Jupili Investment S.A., we can offer no assurance that such agreement will close, or that our company will be successful in carrying out the business currently operated by Global Trek Xploration.

We have entered into a letter agreement dated November 9, 2007 with Global Trek Xploration and Jupili Investment S.A. Due to conditions precedent to closing, and the risk that these conditions precedent will not be satisfied, we can offer no assurance that we will close the letter agreement or the formal agreement that the parties contemplate will replace the letter agreement. Our ability to achieve growth upon the consummation of the reverse take over transaction with Global Trek Xploration will be dependent upon a number of factors including our ability to transition our company’s business, establish a viable and knowledgable management team and obtain adequate financial resources. There can be no assurance that we will be able to successfully manage the resulting business. Failure to manage anticipated growth effectively and efficiently could have a material adverse effect on our company.

If the letter agreement closes as contemplated, management of our company will be required to cancel 31,065,000 post stock split shares and our current director will be only one of five directors on the proposed board post closing.

The closing of the letter agreement is conditional upon our sole director and officer cancelling 31,065,000 post stock split shares and upon the appointment of four additional directors. It is also likely that our current executive officer will resign at closing and will be replaced by a new management team as determined by Global Trek Xploration. Our company cannot provide any assurance that the new board or management team will be successful in developing the business of our company following the closing of the letter agreement.

If the letter agreement closes as contemplated, we will issue a substantial number of common shares which will dilute the shareholdings of our current shareholders and result in a change of control of our company.

The closing of the letter agreement is conditional upon the issuance of 18,000,000 post split shares following the proposed stock split of 20.71 shares for each share currently issued and outstanding. In addition, our sole director and officer is required to cancel 31,065,000 shares. Including the issuance of 3,999,999 shares that are contemplated in connection with a $2,000,000 financing and conversion of a $1,000,000 convertible bridge financing (as described under the heading “Recent Corporate Developments” in Item 1), the issuance of such shares will amount to a change of control of our company. Excluding the shares held by our current director and officer, the current shareholders of our company will hold 38.9% of our issued and outstanding shares post closing. Under such circumstances, such shareholders will have a limited ability to determine the affairs of our company on a going forward basis.

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration program that we may undertake on the Treg-Rouchon property and any additional properties that we may acquire. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of the Treg-Rouchon property may not result in the discovery of gold placer. Any expenditures that we may make in the exploration of any other mineral property that we may acquire may not result in the discovery of any commercially exploitable mineral resources. Problems such as unusual or unexpected geological formations and other conditions are involved in all mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration do not reveal viable commercial mineralization, we may decide to abandon our interests in the Treg-Rouchon property. If this happens, our business will likely fail.

Because of the speculative nature of the exploration of mineral properties, there is no assurance that our exploration activities will result in the discovery of any quantities of gold placer on the Treg-Rouchon property or any other additional properties we may acquire.

We may conduct exploration activities on the Treg-Rouchon property and we may or may not acquire additional interests in other mineral properties. The search for minerals as a business is extremely risky. We can provide investors with no assurance that exploration on the Treg-Rouchon property, or any other property that we may acquire, will establish that any commercially exploitable quantities of minerals exist. Additional potential problems may prevent us from discovering any minerals. These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. If we are unable to establish the presence of minerals on our property, our ability to fund future exploration activities will be impeded, we will not be able to operate profitably and investors may lose all of their investment in our company.

Because of the inherent dangers involved in mineral exploration and exploitation, there is a risk that we may incur liability or damages if we conduct our exploration program.

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

Risks Associated With Our Company

Because the Treg-Rouchon property may not contain gold placer and because we have never made a profit from our operations, and because we may abandon our current business plan to embark on a new business venture, our securities are highly speculative and investors may lose all of their investment in our company.

Our securities must be considered highly speculative, generally because of the nature of our business and our early stage of operations. We currently only have an interest in the Treg-Rouchon property. Our only rights on this property are to explore for gold placer. The Treg-Rouchon property is in the exploration stage only and may not contain gold placer. We may never conduct our exploration program. We may enter into an entirely new type of business. We may or may not acquire additional interests in other mineral properties but we do not have plans to acquire rights in any specific mineral properties as of the date of this report. Accordingly, we have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. So, any profitability in the future from our business will be dependent upon locating and exploiting gold placer on the Treg-Rouchon property or mineral deposits on any additional properties that we may acquire. The likelihood of any mineral properties that we may acquire or have an interest in, including the Treg-Rouchon property, containing commercially exploitable mineral deposits is extremely remote. In all probability, any mineral properties that we may acquire or that we have an interest in, including the Treg-Rouchon property, do not contain any commercially exploitable mineral deposits and any funds that we spend on exploration will be lost. We may never discover gold placer in the Treg-Rouchon property or any other area, or we may do so and still not be commercially successful if we are unable to exploit those mineral deposits profitably. We may not be able to operate profitably and may have to cease operations, the price of our securities may decline and investors may lose all of their investment in our company.

As we face intense competition in the gold placer exploration and exploitation industry, we will have to compete with our competitors for financing and for qualified managerial and technical employees.

The Treg-Rouchon property is located in central British Columbia, approximately 102 km Northeast of the city of Quesnel, and 712 km Northeast of Vancouver, situated in an area known as the Caribou Gold District. Our competition in this area includes large established mining companies with substantial capabilities and with greater financial and technical resources than we have. As a result of this competition, we may have to compete for financing and be unable to acquire financing on terms we consider acceptable. We may also have to compete with the other mining companies in the region for the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for financing or for qualified employees, our exploration programs may be slowed down, suspended or ceased, which may cause us to cease operations as a company.

Weather Interruptions in the Caribou Gold District may delay or prevent exploration on the Treg-Rouchon property.

Our proposed exploration work can be performed approximately only nine months a year. This is because of extreme winter conditions which exist in the Caribou Gold District between the months of December and March, which may delay or prevent exploration on the Treg-Rouchon property.

Our common stock is illiquid and shareholders may be unable to sell their shares.

There is currently no market for our common stock and we can provide no assurance to investors that a market will develop. If a market for our common stock does not develop, our shareholders may not be able to re-sell the shares of our common stock that they have purchased and they may lose all of their investment. Public announcements regarding our company, changes in government regulations, conditions in our market segment or changes in earnings estimates by analysts may cause the price of our common shares to fluctuate substantially. These fluctuations may adversely affect the trading price of our common shares.

We have a history of losses and have a deficit, which raises substantial doubt about our ability to continue as a going concern.

We have not generated any revenues since our inception and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from April 7, 2006 (date of inception) to August 31, 2007 was $82,195. We had cash of $25,913 as of August 31, 2007. We currently do not have any operations and we have no income. We estimate our average monthly operating expenses to be approximately $4700 each month. We cannot provide assurances that we will be able to successfully explore and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements for the period ended August 31, 2007. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

We have a limited operating history and if we are not successful in operating our company, then investors may lose all of their investment in our company.

Our company has a limited operating history and is in the exploration stage. We have never earned revenues and there is, no basis on which to judge the likelihood of our success as a company. If we are not able to operate profitably, then our stock may become worthless and investors may lose all of their investment in our company.

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

Risks Associated with Our Common Stock

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority (“FINRA”). Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like the American Stock Exchange. Accordingly, our shareholders may have difficulty reselling any of their shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and the FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

Financial Industry Regulatory Authority (FINRA) sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission (see above for a discussion of penny stock rules), FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 7. Financial Statements.

DEEAS RESOURCES INC.

(A Pre-exploration Stage Company)

REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2007 and 2006

(Stated in US Dollars)

A PARTNERSHIP OF INCORPORATED PROFESSIONALS	AMISANO HANSON
CHARTERED ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Deeas Resources Inc.

We have audited the accompanying consolidated balance sheets of Deeas Resources Inc. (A Pre-exploration Stage Company) and its subsidiary as of August 31, 2007 and 2006 and the related consolidated statements of operations, cash flows and stockholders' equity for the year ended August 31, 2007, the period April 7, 2006 (Date of Inception) to August 31, 2006 and the period April 7, 2006 (Date of Inception) to August 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Deeas Resources Inc. and its subsidiary as of August 31, 2007 and 2006 and the results of their operations and their cash flows for the year ended August 31, 2007, the period April 7, 2006 (Date of Inception) to August 31, 2006 and the period April 7, 2006 (Date of Inception) to August 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the company will continue as a going concern. As discussed in Note 1 to the financial statements, the company is in the pre-exploration stage, has no established source of revenue and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Vancouver, Canada	“AMISANO HANSON”
September 27, 2007, except as to Note 7 which	Chartered Accountants
is as of November 9, 2007

750 WEST PENDER STREET, SUITE 604	TELEPHONE:	604-689-0188
VANCOUVER CANADA	FACSIMILE:	604-689-9773
V6C 2T7	E-MAIL:	amishan@telus.net

DEEAS RESOURCES INC.
(A Pre-exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
August 31, 2007 and 2006
(Stated in US Dollars)

ASSETS	2007	2006

Current
Cash	$25,913	$82,436
Amount receivable	778	523

	$26,691	$82,959

LIABILITIES

Current
Accounts payable and accrued liabilities	$473	$8,300

STOCKHOLDERS’ EQUITY

Capital stock – Notes 3, 5 and 7
Authorized:
100,000,000 Common shares, $0.001 par value
10,000,000 Preferred shares, $0.001 par value
Issued and outstanding
2,176,000 common shares	2,176	2,176
Additional paid in capital	107,424	95,424
Other comprehensive loss	(1,187)	(129)
Deficit accumulated during the pre-exploration stage	(82,195)	(22,812)

	26,218	74,659

	$26,691	$82,959

Nature and Continuance of Operations – Note 1
Commitments – Note 7
Subsequent Event – Note 7

SEE ACCOMPANYING NOTES

DEEAS RESOURCES INC.
(A Pre-exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the year ended August 31, 2007, the period April 7, 2006
(Date of Inception) to August 31, 2006 and
for the period April 7, 2006 (Date of Inception) to August 31, 2007
(Stated in US Dollars)

		April 7,	April 7,
		2006	2006
		(Date of	(Date of
	Year ended	Inception) to	Inception) to
	August 31,	August 31,	August 31,
	2007	2006	2007

Revenue	$-	$-	$-

Expenses
Filing fees	305	-	305
Foreign exchange gain	(922)	(93)	(1,015)
Interest and bank charges	227	91	318
Legal, audit and accounting fees	41,341	12,349	53,690
Management fees – Notes 3 and 6	12,000	-	12,000
Mineral claims costs	4,695	10,465	15,160
Transfer agent	1,737	-	1,737

	59,383	22,812	82,195

Net loss for the period	(59,383)	(22,812)	(82,195)

Other comprehensive loss:
Foreign currency translation adjustment	(1,058)	(129)	(1,187)

Comprehensive loss for the priod	$(60,441)	$(22,941)	$(83,382)

Basic loss per share	$(0.03)	$(0.01)

Weighted average number of common shares
outstanding	2,176,000	2,176,000

SEE ACCOMPANYING NOTES

DEEAS RESOURCES INC.
(A Pre-exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the year ended August 31, 2007, the period April 7, 2006
(Date of Inception) to August 31, 2006 and
for the period April 7, 2006 (Date of Inception) to August 31, 2007
(Stated in US Dollars)

		April 7,	April 7,
		2006	2006
		(Date of	(Date of
	Year ended	Inception) to	Inception) to
	August 31,	August 31,	August 31,
	2007	2006	2007

Cash Flows from Operating Activities
Net loss for the period	$(59,383)	$(22,812)	$(82,195)
Add item not involving cash:
Management fees	12,000	-	12,000
Changes in non-cash working capital balances:
Increase in amount receivable	(216)	(523)	(739)
Increase (decrease) in accounts payable
and accrued liabilities	(7,831)	8,300	469

Net cash used in operating activities	(55,430)	(15,035)	(70,465)

Cash Flows from Financing Activity
Issuance of common stock	-	97,600	97,600

Effect of foreign currency translation	(1,093)	(129)	(1,222)

Increase (decrease) in cash	(56,523)	82,436	25,913

Cash, beginning of the period	82,436	-	-

Cash, end of the period	$25,913	$82,436	$25,913

Non-cash Transaction – Note 5

SEE ACCOMPANYING NOTES

DEEAS RESOURCES INC.
(A Pre-exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
for the period from April 7, 2006 (Date of Inception) to August 31, 2007
(Stated in US Dollars)

					Deficit
					Accumulated
			Additional	Other	During the
	Common Stock		Paid-in	Comprehensive	Pre-exploration
	Number	Par Value	Capital	Loss	Stage	Total

Balance, April 7, 2006 (Date of Inception)	-	$-	$-	$-	$-	$-
Capital stock issued for cash - at $0.02	1,500,000	1,500	28,500	-	-	30,000
- at $0.10	676,000	676	66,924	-	-	67,600
Foreign currency translation adjustment	-	-	-	(129)	-	(129)
Net loss for the period ended August 31,
2006	-	-	-	-	(22,812)	(22,812)

Balance, August 31, 2006	2,176,000	2,176	95,424	(129)	(22,812)	74,659
Capital contribution – Note 5	-	-	12,000	-	-	12,000
Foreign currency translation adjustment	-	-	-	(1,058)	-	(1,058)
Net loss for the year ended August 31, 2007	-	-	-	-	(59,383)	(59,383)

Balance, August 31, 2007	2,176,000	$2,176	107,424	$(1,187)	$(82,195)	$26,218

SEE ACCOMPANYING NOTES

DEEAS RESOURCES INC.
(A Pre-exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2007 and 2006
(Stated in US Dollars)

Note 1	Nature and Continuance of Operations

The Company was incorporated in the State of Nevada on April 7, 2006. The Company is a pre-exploration stage company whose principal business is the acquisition and exploration of mineral claims. The Company has not presently determined whether its mineral claims contain mineral reserves that are economically recoverable. The recoverability of amounts from the mineral claims will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying mineral claims, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the mineral claims agreement and to complete the development of the mineral claims and upon future profitable production or proceeds from the sale thereof.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At August 31, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $82,195 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 2	Summary of Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates that have been made using careful judgement. Actual results may vary from these estimates.

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Deeas Resources Inc.
(A Pre-exploration Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2007 and 2006
(Stated in US Dollars) – Page 2

Note 2	Summary of Significant Accounting Policies – (cont’d)

a)	Principles of Consolidation

These consolidated financial statements include the accounts of Deeas Resources Inc. and its wholly-owned subsidiary, 0758372 B.C. Ltd, which was incorporated by the Company. All inter- company transactions have been eliminated.

b)	Pre-exploration Stage Company

The Company complies with Financial Accounting Standard Board Statement (“SFAS”) No. 7 and the Securities and Exchange Commission Exchange Act Guide 7 for its characterization of the Company as pre-exploration stage.

c)	Mineral Property Costs

All costs related to the acquisition, exploration and development of mineral claims are expensed by the Company when incurred until such time as reserves are proven.

d)	Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts.

e)	Financial Instruments

The carrying values of the Company’s financial instruments, which include cash and accounts payable and accrued liabilities, approximate their fair values due to the short-term maturity of these financial instruments. Foreign currency transactions are primarily undertaken in Canadian dollars. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risk arising from these financial instruments. The currency risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Deeas Resources Inc.
(A Pre-exploration Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2007 and 2006
(Stated in US Dollars) – Page 3

Note 2	Summary of Significant Accounting Policies – (cont’d)

f)	Income Taxes

The Company uses the assets and liability method of accounting for income taxes pursuant to SFAS, No. 109 "Accounting for Income Taxes". Under the assets and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

g)	Foreign Currency Translation

The Company’s functional currency is both the United States dollar and Canadian dollar. The Company uses the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”) and in accordance with the SFAS No. 52.

Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the period-end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments arising from the use of differing exchange rates from period to period were included in the accumulated other comprehensive income (loss) account in stockholders’ equity.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses are included in the statement of operations.

h)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.

Deeas Resources Inc.
(A Pre-exploration Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2007 and 2006
(Stated in US Dollars) – Page 4

Note 2	Summary of Significant Accounting Policies – (cont’d)

i)	Stock-based Compensation

The Company will account for stock-based compensation using FAS 123R which requires public companies to recognize the cost of services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. The Company will use the Black-Scholes option valuation model to calculate stock-based compensation at the date of the grant. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. Changes in assumptions may materially affect the fair value estimate.

j)	Basic Loss Per Share

The Company reports basic loss per share in accordance with the SFAS No. 128, “Earnings Per Share”. Basic loss per share is computed using the weighted average number of shares outstanding during the year. Diluted loss per share has not been provided, as it would be anti- dilutive.

k)	New Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax position. The interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows; however, the Company is still analyzing the effects of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company’s financial statements issued in 2009; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

Deeas Resources Inc.
(A Pre-exploration Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2007 and 2006
(Stated in US Dollars) – Page 5

Note 2	Summary of Significant Accounting Policies – (cont’d)

k)	New Accounting Standards – (cont’d)

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expressed SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and the Company has adopted it. SAB 108 did not have a material impact on the Company’s financial position or results from operations.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements”. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB No. 5, “Accounting for Contingencies”. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that re entered into or modified subsequent to December 31, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 31, 2006, the guidance in the FSP is effective January 1, 2006 for the Company. This FSP has not had a material impact on the Company’s financial position or results from operations.

On February 15, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company’s financial statements issued in 2009. The Company is currently evaluating the impact that the adoption of SFAS No. 159 might have on its financial position or results of operations.

Note 3	Related Party Transactions

On April 7, 2006, the Company issued 1,500,000 shares of common stock to the President of the Company in consideration for a cash payment of $30,000.

During the year ended August 31, 2007, the director of the Company contributed management services to the Company at $1,000 per month. This amount has been recorded as donated services and included in additional paid-in capital.

Deeas Resources Inc.
(A Pre-exploration Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2007 and 2006
(Stated in US Dollars) – Page 6

Note 4	Mineral Properties

On May 25, 2006, the Company acquired a 100% interest in certain mineral claims located in British Columbia, Canada in consideration for $3,518. The claims are registered in the name of 0758372 B.C. Ltd., a wholly-owned subsidiary of the Company. The cost of the mineral property was expensed as incurred.

Note 5	Non-cash Transaction

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows. The director of the Company has provided certain administrative services at no charge. The fair value of these services is $12,000, which has been recorded as additional paid-in capital. This transaction has been excluded from the statements of cash flows.

Note 6	Future Income Tax

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely-than-not. The Company has accumulated net operating losses of $82,195, which commence expiring in 2016. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured that it is more likely-than-not that it will utilize the net operating losses in future years and consequently a valuation allowance has been provided.

The components of the net deferred tax asset at August 31, 2007 and 2006 are scheduled below:

	2007	2006

Future tax assets
Non-capital loss carryforward	$8,907	$3,422
Less: valuation allowance	(8,907)	(3,422)

	$-	$-

Note 7	Subsequent Event

On November 9, 2007, the Company entered into a letter agreement with Global Trex Xploration (“GTX”) and Jupili Investment S.A. (“Jupili”) whereby the Company and GTX will carry out a reverse merger under the following alternative structures:

Deeas Resources Inc.
(A Pre-exploration Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2007 and 2006
(Stated in US Dollars) – Page 7

Note 7	Subsequent Event – (cont’d)

i)	A merger of GTX with and into the Company, with the Company carrying on as the surviving corporation under the name of Global Trex Xploration (the “Surviving Corporation”); or

ii)	A share exchange whereby all of the current shareholders of GTX would exchange their shares of GTX for shares of the Company.

Terms of the agreement are as follows:

a)	The Company or the Surviving Corporation will undertake to forward split its common shares on a 20.71 to 1 basis and cancel 31,065,000 post forward split common shares.

b)	The Company or the Surviving Corporation will issue 18,000,000 post forward split common shares for 100% of the shares of GTX.

c)

Juplili will arrange for a private placement of the Company or the Surviving Corporation of $2,000,000, consisting of 2,666,666 post forward split units at $0.75 per unit, each unit consisting of one share of post forward split common stock and one stock purchase warrant on or before February 25, 2008. Each warrant will be exercisable into an additional post forward split common share at $1.25 per share. Of the warrants, 1,000,000 will be exercisable for a period of twelve months from the date of issuance and the remainder will be exercisable for a period of eighteen months.

d)

Jupili will provide a bridge financing (“Bridge Financing”) of $1,000,000 pursuant to a convertible loan agreement. Upon the closing date, the $1,000,000 plus accrued interest will be converted into units on the same terms and condition as the private placement, as noted above. In the event that neither Jupili nor the Company breaches any of the terms of the agreement, the Company or the Surviving Corporation will pay a liquidated damage equal to 5% of the outstanding loan if the closing date has not occurred within one hundred twenty days of the funding date and an additional 10% of the outstanding loan if the Closing has not occurred within one hundred forty days of the funding date.

e)	The Company or the Surviving Corporation will have the option to raise an additional $2,000,000 from third parties at a price not less than the price of the private placement, as noted above.

f)

The Company or the Surviving Corporation will pay Jupili a success fee of 2% of the aggregate amount of the private placement and the Bridge Financing. Jupili guarantees that no less than 1,000,000 warrants will be exercised in cash within six months of the closing date, otherwise the Company or the Surviving Corporation shall have the right to compel Jupili to purchase 1,000,000 post forward split common shares of the Company or the Surviving Corporation at $1.25 per share.

Deeas Resources Inc.
(A Pre-exploration Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2007 and 2006
(Stated in US Dollars) – Page 8

Note 7	Subsequent Event – (cont’d)

g)

The Company or the Surviving Corporation will retain the services of an investor relation consultant for a one year term for a monthly fee of $2,500 and the issuance of 400,000 warrants, with 50,000 warrants vesting every three month period, the first 200,000 of which will have an exercise price of $0.75 per share, the remaining 200,000 of which will have an exercise price of $1.25 per share, all of which will expire on February 7, 2010. The warrants will be exerciseable into one post forward split common share for each warrant held.

Closing of the transactions is subject to the approval of the shareholders of GTX and the closing date is contemplated to occur on or before February 28, 2008 or on such other date as the parties may agree to in writing.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 8A. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at August 31, 2007, which is the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our sole director and officer. Based on this evaluation, we have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in our most recent fiscal quarter.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters , Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

As at August 31, 2007, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Jeffrey Sharpe	President, Secretary, Treasurer and a Director	36	April 7, 2006

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Jeffrey Sharpe

On April 7, 2006 (date of inception) Jeffrey Sharpe was appointed as our President, Secretary, Treasurer and a director of our company.

Mr. Sharpe, co-founded, a privately held health and wellness company, No Excuse Inc., based in Canada. Mr. Sharpe’s principal occupation over the past five years has been serving as the company’s President and CEO.

Under the direction of Mr. Sharpe, the company expanded operations internationally, during which time the company and it affiliates has grown to approximately $5,000,000 in annual revenues. Mr. Sharpe has also served on the Advisory Board of several not-for-profit organizations including the Canadian Cancer Society, Diamond Ball. Mr. Sharpe was granted a Bachelor’s in Human Kinetics from the University of British Columbia in 1995, and he has not previously served as a director or officer for any public companies.

Jeffrey Sharpe, currently spends approximately 20 to 25 hours per week providing services to our company, which represents approximately 35% of his working hours. Jeffrey Sharpe co-founded a health and wellness company, in which he continues to serve as its President and CEO.

Family Relationships

There are no family relationships among our directors or executive officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Corporate Governance

We currently act with one director. As Jeffrey Sharpe is our sole executive officer and holds approximately 68.9% of our common stock as of August 31, 2007, Mr. Sharpe is not independent as defined in Rule 4200(a)(15) of the NASDAQ Manual definition of independence,

Committees of the Board

All proceedings of the board of directors for the year from inception to August 31, 2007, were conducted by resolutions consented to in writing by the board of directors and filed with the minutes of the proceedings of the directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our president, Jeffrey Sharpe, at the address appearing on the first page of this annual report.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Jeffrey Sharpe	N/A	N/A	N/A

Item 10. Executive Compensation.

The particulars of compensation paid to the following persons:

  our principal executive officer;
  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended August 31, 2007; and
  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our years ended August 31, 2007 and 2006, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Jeffrey Sharpe President, CEO, Secretary & Treasurer	2007 2006	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

We have not entered into any employment agreement or consulting agreement with our current director and executive officer. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Outstanding Equity Awards at Fiscal Year-End

We account for stock-based compensation using FAS 123R which requires public companies to recognize the cost of services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. We use the Black-Scholes option valuation model to calculate stock-based compensation at the date of the grant. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. Changes in assumptions can materially affect the fair value estimate.

As at August 31, 2007, we did not adopt any equity compensation plan. No stock, options, or other equity securities were awarded to our executive officer.

Aggregated Options Exercised in the Year Ended August 31, 2007 and Year End Option Values

There were no stock options exercised during the year ended August 31, 2007.

Repricing of Options/SARS

We did not reprice any options previously granted during the year ended August 31, 2007.

Director Compensation

Directors of our company may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for such service. During the year ended August 31, 2007, we did not pay any compensation or grant any stock options to our sole director.

Employment Contracts

Other than as described below, we are not party to any employment contracts with our directors and officers.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of August 31, 2007, there were 2,176,000 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock. The number of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and any shares which the individual has the right to acquire within 60 days of August 31, 2007 through the exercise of any stock option or other right. Unless otherwise noted, we believe that each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table:

Security ownership of certain beneficial owners

Title of Class of Shares	Name and Address of beneficial owner	Amount and Nature of Beneficial Ownership	Percentage of Class[1]
	Directors and Officers
common shares	Jeffrey Sharpe 6348 – 49th Avenue Ladner, BC V4K 5A1	1,500,000 direct	68.93%

Title of Class of Shares	Name and Address of beneficial owner	Amount and Nature of Beneficial Ownership	Percentage of Class[1]
common shares	Directors and Executive Officers as a Group	1,500,000	68.93%
	Shareholders of more than 5%
	N/A

1 Percentage of ownership is based on 2,176,000 common shares issued and outstanding as of August 31, 2007

Security ownership of management

Title of Class of Shares	Name of beneficial owner	Amount and Nature of Beneficial Ownership	Percentage of Class[1]
common shares	Jeffrey Sharpe	1,500,000 direct	68.93%

 1 Percentage of ownership is based on 2,176,000 common shares issued and outstanding as of October 22, 2007.

Securities Authorized for Issuance Under Equity Compensation Plans

None

Equity Compensation Plan Information As At August 31, 2007

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	Nil	N/A	N/A
Equity Compensation Plans not approved by security holders	Nil	N/A	N/A
Total	Nil	N/A	N/A

Changes in Control

Upon the closing of the letter agreement as described under the heading “Recent Corporate Developments” in Item 1, our company will undergo a change of control.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

Except as disclosed herein, there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

Item 13. Exhibits

Exhibits required by Item 601 of Regulation S-B

Exhibit No.	Description
3.1	Articles of Incorporation of the Registrant, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on December 12, 2006 and incorporated herein by reference;
3.2	Bylaws of the Registrant, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on December 12, 2006 and incorporated herein by reference;
10.1	Form of Subscription Agreement, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on December 12, 2006 and incorporated herein by reference;
10.2	Form of Subscription Agreement, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on December 12, 2006 and incorporated herein by reference;
10.3	Written Description of Oral Lease Agreement, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on December 12, 2006 and incorporated herein by reference;
10.4	Lending Agreement, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on December 12, 2006 and incorporated herein by reference;
10.5*	Letter Agreement dated November 9, 2007 among our company, Global Trek Xploration and Jupili Investment S.A.
21.	Subsidiaries - 0758372 B.C. Ltd., incorporated in the Province of British Columbia
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

*Filed herewith

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended August31, 2006 and August 31, 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Annual Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended August 31, 2007	Year Ended August 31, 2006
Audit Fees and Audit Related Fees	$10,766	$6,000
Tax Fees	$0.00	$0.00
All Other Fees	$0.00	$0.00
Total	$10,766	$6,000

Policy on Pre-Approval by the Board of Services Performed by Independent Auditors

We do not use Amisano Hanson for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Amisano Hanson to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Amisano Hanson is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our board of directors; or,

  entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Amisano Hanson and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Amisano Hanson’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEEAS RESOURCES, INC.

By /s/ Jeffrey Sharpe
Jeffrey Sharpe
President, Secretary, Treasurer and Director
November 15, 2007