Form 10QSB
period 2007-11-30
DEEAS RESOURCES INC.
filed 2008-01-11
CIK 1375793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number 333-139273

DEEAS RESOURCES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0493446
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6348 - 49th Avenue, Ladner, BC, Canada V4K 5A1
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
Yes [X]   No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,176,000 common shares issued and outstanding as of January 9, 2008

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes [X]   No [   ]

ITEM 1. FINANCIAL STATEMENTS

DEEAS RESOURCES INC.

(A Pre-exploration Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2007

(Stated in US Dollars)

 (Unaudited)

DEEAS RESOURCES INC.
(A Pre-exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
November 30, 2007 and August 31, 2007
(Stated in US Dollars)
(Unaudited)

	November 30,	August 31,
	2007	2007
ASSETS

Current
Cash	$21,123	$25,913
Amount receivable	837	778

	$21,960	$26,691

LIABILITIES

Current
Accounts payable and accrued liabilities	$12,927	$473

STOCKHOLDERS’ EQUITY

Capital stock – Notes 4, 6 and 7
Authorized:
100,000,000 common shares, $0.001 par value
10,000,000 preferred shares, $0.001 par value
Issued and outstanding
2,176,000 common shares	2,176	2,176
Additional paid in capital	110,424	107,424
Other comprehensive loss	(2,410)	(1,187)
Deficit accumulated during the pre-exploration stage	(101,156)	(82,195)

	9,034	26,218

	$21,960	$26,691

SEE ACCOMPANYING NOTES

DEEAS RESOURCES INC.
(A Pre-exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended November 30, 2007 and 2006 and
for the period April 7, 2006 (Date of Inception) to November 30, 2007
(Stated in US Dollars)
(Unaudited)

			April 7,
			2006 (Date of
	Three months ended		Inception) to
	November 30,		November 30,
	2007	2006	2007

Revenue	$-	$-	$-

Expenses
Filing fees	642	-	947
Foreign exchange (gain) loss	(1,228)	426	(2,243)
Interest and bank charges	128	67	446
Legal, audit and accounting fees	16,394	12,752	70,084
Management fees – Notes 4 and 6	3,000	3,000	15,000
Mineral claims costs	-	-	15,160
Transfer agent	25	1,000	1,762

	18,961	17,245	101,156

Net loss for the period	(18,961)	(17,245)	(101,156)

Other comprehensive loss:
Foreign currency translation adjustment	(1,223)	412	(2,410)

Comprehensive loss for the period	$(20,184)	$(16,833)	$(103,566)

Basic loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	2,176,000	2,176,000

SEE ACCOMPANYING NOTES

DEEAS RESOURCES INC.
(A Pre-exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended November 30, 2007 and 2006 and
for the period April 7, 2006 (Date of Inception) to November 30, 2007
(Stated in US Dollars)
(Unaudited)

			April 7,
			2006 (Date of
	Three months ended		Inception) to
	November 30,		November 30,
	2007	2006	2007

Cash Flows from Operating Activities
Net loss for the period	$(18,961)	$(17,245)	$(101,156)
Add item not involving cash:
Management fees	3,000	3,000	15,000
Changes in non-cash working capital balances:
Increase in amount receivable	(16)	(927)	(755)
Increase in accounts payable and accrued liabilities	12,427	59	12,896

Net cash used in operating activities	(3,550)	(15,113)	(74,015)

Cash Flows from Financing Activity
Issuance of common stock	-	-	97,600

Effect of foreign currency translation	(1,240)	388	(2,462)

Increase (decrease) in cash	(4,790)	(14,725)	21,123

Cash, beginning of the period	25,913	82,436	-

Cash, end of the period	$21,123	$67,711	$21,123

Non-cash Transaction – Note 6

SEE ACCOMPANYING NOTES

DEEAS RESOURCES INC.
(A Pre-exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY f
or the period from April 7, 2006 (Date of Inception) to November 30, 2007
(Stated in US Dollars)
(Unaudited )

					Deficit
					Accumulated
			Additional	Other	During the
	Common Stock		Paid-in	Comprehensive	Pre-exploration
	Number	Par Value	Capital	Loss	Stage	Total

Balance, April 7, 2006 (Date of Inception)	-	$-	$-	$-	$-	$-
Capital stock issued for cash - at $0.02	1,500,000	1,500	28,500	-	-	30,000
- at $0.10	676,000	676	66,924	-	-	67,600
Foreign currency translation adjustment	-	-	-	(129)	-	(129)
Net loss for the period ended August 31, 2006	-	-	-	-	(22,812)	(22,812)

Balance, August 31, 2006	2,176,000	2,176	95,424	(129)	(22,812)	74,659
Capital contribution – Note 6	-	-	12,000	-	-	12,000
Foreign currency translation adjustment	-	-	-	(1,058)	-	(1,058)
Net loss for the year ended August 31, 2007	-	-	-	-	(59,383)	(59,383)

Balance, August 31, 2007	2,176,000	2,176	107,424	(1,187)	(82,195)	26,218
Capital contribution – Note 6	-	-	3,000	-	-	3,000
Foreign currency translation adjustment	-	-	-	(1,223)	-	(1,223)
Net loss for the period ended November 30, 2007	-	-	-	-	(18,961)	(18,961)

Balance, November 30, 2007	2,176,000	$2,176	110,424	$(2,410)	$(101,156)	$9,034

SEE ACCOMPANYING NOTES

DEEAS RESOURCES INC.
(A Pre-exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2007
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting

While information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s August 31, 2007 financial statements. Operating results for the period ended November 30, 2007, are not necessarily indicative of the results that can be expected for the year ending August 31, 2008.

Note 2	Continuance of Operations

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At November 30, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $101,156 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3	Significant Accounting Policy – Mineral Property and Exploration Costs

Exploration costs are expensed as incurred. Development costs are expensed until it has been established that a mineral deposit is commercially mineable and a production decision has been made by the Company to implement a mining plan and develop a mine, at which point the costs subsequently incurred to develop the mine on the property prior to the start of mining operations are capitalized.

Deeas Resources Inc.
(A Pre-exploration Stage Company)
Notes To The Interim Consolidated Financial Statements
November 30, 2007
(Stated in US Dollars)
(Unaudited) – Page 2

Note 3	Significant Accounting Policy – Mineral Property and Exploration Costs – (cont’d)

The Company capitalizes the cost of acquiring mineral property interests, including undeveloped mineral property interests, until the viability of the mineral interest is determined. Capitalized acquisition costs are expensed if it is determined that the mineral property has no future economic value. Exploration stage mineral interests represent interests in properties that are believed to potentially contain (i) other mineralized material such as measured, indicated or inferred resources with insufficient drill hole spacing to qualify as proven and probable mineral reserves and (ii) other mine-related or greenfield exploration potential that are not an immediate part of measured or indicated resources. The Company’s mineral rights are generally enforceable regardless of whether proven and probable reserves have been established. The Company has the ability and intent to renew mineral rights where the existing term is not sufficient to recover undeveloped mineral interests.

Capitalized amounts (including capitalized development costs) are also written down if future cash flows, including potential sales proceeds, related to the mineral property are estimated to be less than the property’s total carrying value. Management of the Company reviews the carrying value of each mineral property periodically, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Reductions in the carrying value of a property would be recorded to the extent that the total carrying value of the mineral property exceeds its estimated fair value. No write-downs of mineral property interests were recorded in the periods ended August 31, 2007 and November 30, 2007.

Note 4	Related Party Transactions

On April 7, 2006, the Company issued 1,500,000 shares of common stock to the President of the Company in consideration for a cash payment of $30,000.

During the three months ended November 30, 2007 and 2006, the director of the Company contributed management services to the Company at $1,000 per month. This amount has been recorded as donated services and included in additional paid-in capital.

Note 5	Mineral Properties

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
November 30, 2007
(Stated in US Dollars)
(Unaudited) – Page 3

Note 6	Non-cash Transaction

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows. The director of the Company has provided certain management services at no charge to the Company. The fair value of these services is $3,000, which has been recorded as additional paid-in capital. This transaction has been excluded from the statements of cash flows.

Note 7	Commitment

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
November 30, 2007
(Stated in US Dollars)
(Unaudited) – Page 4

Note 7	Commitment – (cont’d)

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

g)

The Company or the Surviving Corporation will retain the services of an investor relation consultant for a one year term for a monthly fee of $2,500 and the issuance of 400,000 warrants, with 50,000 warrants vesting every three month period, the first 200,000 of which will have an exercise price of $0.75 per share, the remaining 200,000 of which will have an exercise price of $1.25 per share, all of which will expire on February 7, 2010. The warrants will be exercisable into one post forward split common share for each warrant held.

Closing of the transactions is subject to the approval of the shareholders of GTX and the closing date is contemplated to occur on or before February 28, 2008 or on such other date as the parties may agree to in writing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, beginning on page 17 that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Introduction

We are an exploration stage company. We currently own an interest in two adjoining mining claims, collectively known as the Treg-Rouchon property, located in British Columbia, Canada. We acquired the interest in the mineral claims on May 25, 2006. The claims are registered in the name of 0758372 B.C. Ltd., our wholly-owned subsidiary. We hold 100% of the rights to explore for and exploit gold placer deposits on the claims.

Corporate History

We were incorporated in the State of Nevada on April 7, 2006. Our resident agent is The Corporation Trust Company of Nevada located at 6100 Neil Road, Suite 500, Reno, NV 89511.

Recent Corporate Developments

To date, our company has not been as successful as hoped in implementing our business plan. As management of our company investigated opportunities and challenges in the business of mining exploration, management realized that the business did not present the best opportunity for our company to realize value for our shareholders. We are now seeking to obtain a better business opportunity. We have identified Global Trek Xploration (“GTX”), a private California company, as a suitable business with which to carry out a business combination. As a result, on November 9, 2007, we entered into a letter agreement with GTX and Jupili Investment S.A. The letter agreement outlined the material terms upon which the parties have agreed to carry out a transaction through a share exchange through which we will acquire GTX as our subsidiary. On the closing date, which the parties anticipate will be on or before February 25, 2008, the parties have agreed to restructure our company following a proposed stock split of 20.71 shares for each share currently issued and outstanding.

A copy of the letter agreement is incorporated by reference to this quarterly report. The parties to the letter agreement contemplate that additional terms will be incorporated into a formal agreement which will include standard representations, warranties, covenants and conditions that are typical in these transactions.

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

We have been unable to find sufficient investors who wish to invest in our mineral exploration activities, on terms we find acceptable. This may be due in part to a high level of competition for financing for mineral exploration companies. Management has therefore decided that we will not pursue our exploration program for our Treg-Rouchon property for the time being. Following the entry into the letter agreement dated November 9, 2007, our company intends to work towards closing the proposed transaction with GTX, as described under the heading “Recent Corporate Developments” under Item 2 of this quarterly report. As a result, our company anticipates that we will incur significant due diligence and transaction costs in connection with this closing. We can offer no assurances that the letter agreement will in fact close, or that our company will be successful in our new business following the closing of the proposed transaction.

Anticipated Cash Requirements

Over the next 12 months we anticipate that we will incur the following operating expenses:

Expense	Cost
Legal Fees	$45,000
Accounting Fees	20,000
Miscellaneous	30,000
Total	$95,000

Results of Operations

Three Months Summary
	Three Months Ended November 30,
	2007	2006
Revenue	$ -	$ -
Expenses	$18,961.00	$ 17,245.00
Interest and Dividend Income	$ -	$ -
Net Loss	($18,961.00)	($17,245.00)

Revenue

We are presently in the exploration stage of our business, have not earned any revenues to date. As we have entered into a letter agreement with Global Trek Xploration, we may elect not to proceed with our mining business if the transactions contemplated under the letter agreement are consummated. Upon a successful closing of the letter agreement, we would be engaged in the business currently operated by Global Trek Xploration, but we can offer no assurances as to whether our company will be successful in generating revenues following the closing date.

Expenses

Our expenses for the three months ended November 30 are outlined in the table below:

	2007	2006
Filing fees	$642	$-
Foreign exchange gain	(1,228)	426
Interest and bank charges	128	67
Legal, audit and accounting fees	16,394	12,752
Management fees	3,000	3,000
Mineral claims costs	-	-
Transfer agent	25	1,000
Total	$18,961	$17,245

Total operating expenses for the three month period ended November 30, 2007 increased by 10% as compared to the three month period ended November 30, 2006 primarily due to the fact that we had increased general and administrative expenses due to increased professional fees.

Liquidity and Financial Condition

Working Capital

	November 30, 2007	August 31, 2007
Current Assets	$21,960.00	$26,691.00
Current Liabilities	$12,927.00	$473.00
Working Capital	$9,033.00	$26,218.00

The decrease in our working capital surplus from $9,033.00 as at November 30, 2007 as compared to a working capital surplus of $26,218.00 as at August 31, 2007 was primarily due to the increase in our accounts payable and accrued liabilities.

Cash Flows
	Three Months Ended	Three Months Ended
	November 30, 2007	November 30, 2006
Cash Flows used in Operating Activities	$(3,550)	$(15,113)
Cash Flows used in Investing Activities	-	-
Cash Flows provided by Financing Activities	-	-
Net Increase in Cash During Period	$(4,790)	$(14,725)

Future Financings

Our plan of operation calls for significant expenses in connection with our properties. We recorded a net operating loss of $18,961 for the three months ended November 30, 2007 and have an accumulated net loss for the period since inception of $101,156. As at November 30, 2007 we had cash of approximately $21,123. For the next 12 months, management anticipates that the minimum cash requirements to fund our continued operations will be approximately $95,000. The exploration program has been put on hold at this time. Management anticipates that we will likely incur due diligence and legal expenses of approximately $45,000 in relation to the proposed agreement with GTX. Accordingly we do not have sufficient funds to meet our planned expenditures over the next 12 months and will need to seek additional financing to meet our planned expenditures.

Obtaining additional financing is subject to a number of factors. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our independent auditors believe there exists a substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

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

Capitalized amounts (including capitalized development costs) are also written down if future cash flows, including potential sales proceeds, related to the mineral property are estimated to be less than the property’s total carrying value. Management of our company reviews the carrying value of each mineral property periodically, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Reductions in the carrying value of a property would be recorded to the extent that the total carrying value of the mineral property exceeds its estimated fair value. No write downs of mineral property interests were recorded in the period ended November 30, 2007.

Asset Retirement Obligations

In accordance with Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (''SFAS 143''), the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. Our company will record an asset retirement obligation to reflect its legal obligations related to future abandonment of its mineral property interests using estimated expected cash flow associated with the obligation and discounting the amount using a credit-adjusted, risk-free interest rate. At least annually, our company will reassess the obligation to determine whether a change in any estimated obligation is necessary. Our company will evaluate whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest the estimated obligation has materially changed, our company will accordingly update its assessment. At November 30, 2007, our company had not undertaken any drilling activity on its properties had not incurred significant reclamation obligations. As such, no asset retirement obligation accrual was made in the November 30, 2007 financial statements.

Purchase of Significant Equipment

We do not anticipate the purchase or sale of any plant or significant equipment during the next 12 months based on our current business or business plan.

Personnel Plan

We do not anticipate any significant changes in the number of employees during the next 12 months based on our current business or business plan.

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

We have entered into a letter agreement dated November 9, 2007 with Global Trek Xploration and Jupili Investment S.A. Due to conditions precedent to closing, and the risk that these conditions precedent will not be satisfied, we can offer no assurance that we will close the letter agreement or the formal agreement that the parties contemplate will replace the letter agreement. Our ability to achieve growth upon the consummation of the proposed transaction with Global Trek Xploration will be dependent upon a number of factors including our ability to transition our company’s business, establish a viable and knowledgable management team and obtain adequate financial resources. There can be no assurance that we will be able to successfully manage the resulting business. Failure to manage anticipated growth effectively and efficiently could have a material adverse effect on our company.

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

We have not generated any revenues since our inception and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from April 7, 2006 (date of inception) to November 30, 2007 was $101,156. We had cash of $21,123 as of November 30, 2007. We currently do not have any operations and we have no income. We estimate our average monthly operating expenses to be approximately $4,700 each month. We cannot provide assurances that we will be able to successfully explore and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements for the period ended November 30, 2007. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

Our future is dependent upon our ability to obtain financing. If we do not obtain such financing, we may have to cease our exploration activities and investors could lose their entire investment.

There is no assurance that we will operate profitably or will generate positive cash flow in the future. We will require additional financing in order to acquire a new business opportunity. We will also require additional financing for the fees we must pay to maintain our status in relation to the rights to our properties and to pay the fees and expenses necessary to become and operate as a public company. We will also need more funds if the costs of the exploration of our gold placer claims are greater than we have anticipated. We will require additional financing to sustain our business operations if we are not successful in earning revenues. We will also need further financing if we decide to obtain additional mineral properties. We currently do not have any arrangements for further financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing. If we do not obtain such financing, our business could fail and investors could lose their entire investment.

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

ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at November 30, 2007, which is the end of the period covered by this report. This evaluation was carried out by our principal executive and principal financial officer. Based on this evaluation, our principal executive and principal financial officer has concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in our most recent fiscal quarter.

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

ITEM 6. EXHIBITS.

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
10.5

Letter Agreement dated November 9, 2007 among our company, Global Trek Xploration and Jupili Investment S.A. filed as an exhibit to the annual report on Form 10-KSB filed with the Commission on August 31, 2007 and incorporated herein by reference

21.1	Subsidiaries - 0758372 B.C. Ltd., incorporated in the Province of British Columbia
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

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
January 11, 2008