Form 10QSB
period 2008-02-29
GTX CORP
filed 2008-04-15
CIK 1375793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB
(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________ to __________

Commission file number   333-139273

GTX Corp
(Exact name of small business issuer as specified in its charter)

Nevada	98-0493446
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

117 W. 9th Street, # 1214, Los Angeles, CA, 90015
(Address of principal executive offices)

(213) 489-3019
(Issuer's telephone number)

Deeas Resources Inc., 6348 - 49th Avenue, Ladner, BC, Canada V4K 5A1, (604) 808-6211
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,520,963 common shares issued and outstanding as of April 10, 2008.

Transitional Small Business Disclosure Format (Check one):     Yes ☐     No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

ITEM 1.  FINANCIAL STATEMENTS

GTX CORP

(formerly Deeas Resources Inc.)

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2008

(Stated in US Dollars)

(Unaudited)

GTX CORP
(formerly Deeas Resources Inc.)
(A Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
February 29, 2008 and August 31, 2007
(Stated in US Dollars)
(Unaudited)

	February 29,	August 31,
	2008	2007
ASSETS

Current
Cash	$553	$25,913
Amount receivable	850	778

	$1,403	$26,691

LIABILITIES

Current
Accounts payable and accrued liabilities	$508	$473

STOCKHOLDERS’ EQUITY

Capital stock – Notes 4, 6 and 7
Authorized:
2,071,000,000 common shares, $0.001 par value 10,000,000 preferred shares, $0.001 par value
Issued and outstanding:
45,064,960 common shares	45,065	45,065
Additional paid in capital	70,535	64,535
Other comprehensive loss	(2,723)	(1,187)
Deficit accumulated during the pre-exploration stage	(111,982)	(82,195)

	895	26,218

	$1,403	$26,691

SEE ACCOMPANYING NOTES

GTX CORP
(formerly Deeas Resources Inc.)
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and six months ended February 29, 2008 and February 28, 2007 and for the period April 7, 2006 (Date of Inception) to February 29, 2008
(Stated in US Dollars)
(Unaudited)

					April 7,
					2006
	Three Months	Three Months	Six Months	Six Months	(Date of
	Ended	Ended	Ended	Ended	Inception) to
	February 29,	February 28,	February 29,	February 28,	February 29,
	2008	2007	2008	2007	2008

Revenue	$-	$-	$-	$-	$-

Expenses
Filing fees	660	-	1,302	-	1,607
Foreign exchange expense	(317)	369	(1,545)	795	(2,560)
Interest and bank charges	192	43	320	110	638
Legal, audit and accounting fees	6,791	20,053	23,185	32,805	76,875
Management fees-Note 6	3,000	3,000	6,000	6,000	18,000
Mineral claims costs	-	1,243	-	1,243	15,160
Transfer agent	500	737	525	1,737	2,262

	10,826	25,445	29,787	42,690	111,982

Net loss for the period	(10,826)	(25,445)	(29,787)	(42,690)	(111,982)

Other comprehensive income:
Foreign currency translation adjustment	(313)	340	(1,536)	752	(2,723)

Comprehensive loss for the period	$(11,139)	$(25,105)	$(31,323)	$(41,938)	$(114,705)

Basic loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	45,064,960	45,064,960	45,064,960	45,064,960

SEE ACCOMPANYING NOTES

GTX CORP
(formerly Deeas Resources Inc.)
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended February 29, 2008 and February 28, 2007 and for the period April 7, 2006 (Date of Inception) to February 29, 2008
(Stated in US Dollars)
(Unaudited)

			April 7,
			2006
	Six Months	Six Months	(Date of
	Ended	Ended	Inception) to
	February 29,	February 28,	February 29,
	2008	2007	2008

Cash Flows from Operating Activities
Net loss for the period	$(29,787)	$(42,690)	$(111,982)
Add item not involving cash:
Management fees	6,000	6,000	18,000
Changes in non-cash working capital balances:
Amount receivable	(72)	(147)	(811)
Accounts payable and accrued liabilities	35	2,281	504

Net cash used in operating activities	(23,824)	(34,556)	(94,289)

Cash Flows from Financing Activity
Issuance of common stock	-	-	97,600

Effect of foreign currency translation	(1,536)	708	(2,758)

Increase (decrease) in cash and cash equivalents	(25,360)	(33,848)	553

Cash and cash equivalents, beginning of the period	25,913	82,436	-

Cash and cash equivalents, end of the period	$553	$48,588	$553

Non-cash Transaction – Note 6

SEE ACCOMPANYING NOTES

GTX CORP
(formerly Deeas Resources Inc.)
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
for the period from April 7, 2006 (Date of Inception) to February 29, 2008
(Stated in US Dollars)
(Unaudited)

					Deficit
					Accumulated
			Additional	Other	During the
	Common Stock		Paid-in	Comprehensive	Pre-exploration
	Number	Par Value	Capital	Loss	Stage	Total

Balance, April 7, 2006 (Date of Inception)	-	$-	$-	$-	$-	$-
Capital stock issued for cash - at $0.001	31,065,000	31,065	(1,065)	-	-	30,000
- at $0.005	13,999,960	14,000	53,600	-	-	67,600
Foreign currency translation adjustment	-	-	-	(129)	-	(129)
Net loss for the period ended August 31, 2006	-	-	-	-	(22,812)	(22,812)

Balance, August 31, 2006	45,064,960	45,065	52,535	(129)	(22,812)	74,659
Capital contribution – Note 6	-	-	12,000	-	-	12,000
Foreign currency translation adjustment	-	-	-	(1,058)	-	(1,058)
Net loss for the year ended August 31, 2007	-	-	-	-	(59,383)	(59,383)

Balance, August 31, 2007	45,064,960	45,065	64,535	(1,187)	(82,195)	26,218
Capital contribution – Note 6	-	-	6,000	-	-	6,000
Foreign currency translation adjustment	-	-	-	(1,536)	-	(1,536)
Net loss for the period ended February 29, 2008	-	-	-	-	(29,787)	(29,787)

Balance, February 29, 2008	45,064,960	$45,065	$70,535	$(2,723)	$(111,982)	$895

Effective March 14, 2008, the Company completed a forward stock split of its common shares on a 20.71 for 1 basis. Consequently the number of common shares issued and outstanding has been retroactively restated to reflect this forward stock split as though it happened on April 7, 2006, the date of inception of the Company.

SEE ACCOMPANYING NOTES

GTX CORP
(formerly Deeas Resources Inc.)
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
February 29, 2008
(Stated in US Dollars)
(Unaudited)
Note 1 Interim Reporting

While information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s August 31, 2007 financial statements. Operating results for the period ended February 29, 2008 are not necessarily indicative of the results that can be expected for the year ending August 31, 2008.

Note 2 Continuance of Operations

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At February 29, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $111,982 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address these concerns but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3 Significant Accounting Policy

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, 0758372 B.C. Ltd. and GTX Corp (Note 7), a Nevada corporation, both of which were incorporated by the Company. GTX Corp was incorporated solely for the purpose of facilitating a name change of the Company to GTX Corp. All inter-company accounts and transactions have been eliminated in consolidation.

Development Stage

The Company is considered to be a development stage company, as defined in the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 7, as, effective March 14, 2008, it is devoting substantially all of its efforts to establish a new business and planned principal operations have not commenced. Prior to March 14, 2008, the Company was characterized as a pre-exploration stage company.

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

Capitalized amounts (including capitalized development costs) are also written down if future cash flows, including potential sales proceeds, related to the mineral property are estimated to be less than the property’s total carrying value. Management of the Company reviews the carrying value of each mineral property periodically, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Reductions in the carrying value of a property would be recorded to the extent that the total carrying value of the mineral property exceeds its estimated fair value. No write-downs of mineral property interests were recorded in the year ended August 31, 2007 and the six month period ended February 29, 2008.

Note 4 Related Party Transactions

On April 7, 2006, the Company issued 1,500,000 shares of common stock to the President of the Company in consideration for a cash payment of $30,000. In conjunction with the closing of the share exchange agreement (Note 7), these shares were tendered to the Company’s treasury for cancellation.

During the six months ended February 29, 2008 and February 28, 2007, the director of the Company contributed management services to the Company at $1,000 per month. This amount has been recorded as donated services and included in additional paid-in capital.

Note 5 Mineral Properties

On May 25, 2006, the Company acquired a 100% interest in certain mineral claims located in British Columbia, Canada in consideration for $3,518. The claims are registered in the name of 0758372 B.C. Ltd., a wholly-owned subsidiary of the Company. The cost of the mineral property was expensed as incurred.

Note 6 Non-cash Transaction

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows. During the six months ended February 29, 2008, the director of the Company has provided certain management services at no charge to the Company. The fair value of these services is $6,000 (2007: $6,000), which has been recorded as additional paid-in capital. This transaction has been excluded from the statements of cash flows.

Note 7 Subsequent Events

i) On November 9, 2007, the Company entered into a letter agreement with Global Trek Xploration (“GTX”), a California corporation, and Jupili Investment S.A. (“Jupili”) whereby the Company and GTX will carry out a reverse merger. Pursuant to the share exchange agreement dated March 4, 2008 between the Company, GTX and Jupili, the Company acquired all of the issued and outstanding common shares of GTX, following a 20.71 forward common stock split of the Company, in consideration for the issuance of 18,000,001 post forward split common shares of the Company on the basis of 0.8525343 shares of GTX Corp for every one share of GTX. As a result, GTX is now a wholly-owned subsidiary of the Company.  As a result of this exchange transaction, the GTX shareholders acquired approximately 50% of the issued and outstanding common shares of the Company.  Concurrent with the closing of this transaction on March 14, 2008, the Company cancelled 31,065,000 post forward split common shares (1,500,000 pre split common shares) which had been held by the sole director and officer of the Company prior to the reverse merger (Note 4), completed a $2,000,000 private placement of units of the Company at $0.75 per unit and converted a $1,000,000 GTX bridge loan and interest into units of the Company at $0.75 per unit.

The private placement consists of 2,666,668 post forward split units at $0.75 per unit, each unit consisting of one share of post forward split common stock and one stock purchase warrant. Each warrant is exercisable into an additional post forward split common share at $1.25 per share. Of the warrants, 1,000,000 are exercisable until March 14, 2009 and the remainder are exercisable until September 14, 2009.

Jupili provided a bridge financing (“Bridge Financing”) to GTX of $1,000,000 pursuant to a convertible loan agreement. The $1,000,000 plus accrued interest of $30,750 was converted into 1,374,334 units of the Company on the same terms and conditions as the private placement, as noted above.

The Company paid Jupili a success fee of 2% of the aggregate amount of the private placement and the Bridge Financing of $60,000. Jupili has guaranteed that no less than 1,000,000 warrants will be exercised in cash on or before September 14, 2009, otherwise the Company shall have the right to compel Jupili to purchase 1,000,000 post forward split common shares of the Company at $1.25 per share.

For accounting purposes, the merger was treated as an acquisition of GTX Corp and a recapitalization of GTX.  GTX is the accounting acquirer and the results of its operations carryover.  Accordingly, the operations of GTX Corp are not carried over from the date of acquisition.

ii) By an agreement dated March 14, 2008, the Company retained the services of an investor relation consultant for a one-year term for a monthly fee of $2,500 and the issuance of 400,000 share purchase warrants, with 50,000 warrants vesting every three month period, the first 200,000 of which will have an exercise price of $0.75 per share, the remaining 200,000 of which will have an exercise price of $1.25 per share, all of which will expire on February 7, 2010. The warrants will be exercisable into one post forward split common share for each warrant held.

iii) By three executive employment agreements dated March 14, 2008, the Company agreed to pay a total of $420,000 per year for executive officer services for a two-year term ($450,000 in the second year). As a signing bonus, the employees will receive a total of 350,000 common shares of the Company and a total of 2,250,000 common share purchase options entitling the employees the right to purchase one common share for each option held at $ 0.75 per share. The options will vest over thirty-six months with one-third vesting on March 14, 2009 and two-thirds vesting at a rate of 62,502 each month for twenty-three months beginning on April 14, 2009 and the remaining 62,454 vesting on March 14, 2011. The vested options may be exercised at any time following vesting for a period of three years. The agreement also includes performance bonuses that may be payable in cash or stock, at the discretion of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section noted below entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this quarterly report, the terms "we", "us", "our", “Registrant”, “the Company” and "GTX Corp" mean GTX Corp (formerly known as Deeas Resources Inc.), and our wholly-owned subsidiaries, 0758372 BC Ltd, and GTX Corp, a Nevada corporation, unless otherwise indicated.

Introduction and Recent Corporate Developments

GTX Corp was incorporated in the State of Nevada on April 7, 2006 under its former name “Deeas Resources Inc.”  Our resident agent is The Corporation Trust Company of Nevada located at 6100 Neil Road, Suite 500, Reno, NV 89511. Prior to the March 14, 2008, we were engaged in the exploration of mineral properties.  Our sole property interest involved the Treg-Rouchon property, which interest is limited to the exploration and exploitation of gold placer deposits.  The Treg-Rouchon property is located in central British Columbia, approximately 102 km north-east of the city of Quesnel, and 712 km north-east of Vancouver, situated in the Caribou Gold District. The Treg-Rouchon property extends along the Tregillus Creek extending 1.5 kilometres below Tregillus Lake to 200 meters (600 feet) above the mouth of the Willow River.  As our management conducted due diligence on the property interest, management realized that the property did not present the best opportunity for our company to realize value for our shareholders.  In an effort to substantiate shareholder value, GTX Corp then sought to identify, evaluate and investigate various companies and compatible or alternative business opportunities with the intent that, should the opportunity arise, a reverse take-over transaction be negotiated and completed pursuant to which GTX Corp would acquire the target with an operating business with the intent to continue the acquired company’s business as a publicly held entity.

On March 4, 2008, GTX Corp entered into a Share Exchange Agreement (the “Exchange Agreement”) with Global Trek Xploration, a California corporation (“GTX California”), the shareholders of GTX California  (the “Selling Shareholders”) and Jupili Investment S.A., a company incorporated under the laws of the Republic of Panama (“Jupili”), pursuant to which the Company agreed to acquire all of the outstanding capital stock of GTX California in exchange for the issuance of approximately 18,000,001 shares of the Company’s common stock to the Selling Shareholders for all of the issued and outstanding shares of GTX California on the basis of 0.8525343 shares of GTX Corp for every one share of GTX California (the “Merger” or “Exchange Transaction”).  The Exchange Transaction closed on March 14, 2008 (the “Closing” or the “Closing Date”). A copy of the Exchange Agreement was attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated March 4, 2008 filed with the Securities Exchange Commission (“SEC”) and is incorporated herein by reference.

Effective March 4, 2008, we completed a merger with our wholly owned subsidiary, GTX Corp, a Nevada corporation, which we formed in February 2008 in connection with the Exchange Transaction.  As a result of the merger, we changed our company’s name from “Deeas Resources Inc.” to “GTX Corp”. Also on March 4, 2008, we effected a 20.71 for 1 forward stock split of our authorized and or our issued and outstanding common stock.

Before the Closing of the Exchange Agreement, we had approximately 2,176,000 common shares issued and outstanding.  Upon completion of the Exchange Agreement on the Closing Date, we had approximately 36,040,963 common shares issued and outstanding based upon: (i) the cancellation of 1,500,000 pre-split common shares held by Jeffrey Sharpe; (ii) the 20.71 for 1 forward tock split; (iii) the issuance of 18,000,001 common shares to the Selling Shareholders at the Closing; (iv) the issuance of 2,666,668 common shares pursuant to the Financing; and (v) the issuance of 1,374,334 common shares pursuant to the conversion of the $1,000,000 bridge loan plus accrued interest of $30,750. The issuance of 18,000,001 common shares to the Selling Shareholders represents approximately 50% of our share capital as of the Closing of the Exchange Agreement.

The issuance of the Company’s shares of common stock in connection with the Exchange is intended to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant Section 4(2)and such other available exemptions.  As such, these issued securities may not be offered or sold in the United States unless they are registered under the Securities Act, or an exemption from the registration requirements of the Securities Act is available. No registration statement covering these securities has been filed with the Securities Exchange Commission (“SEC”) or with any state securities commission in respect of the Exchange Transaction.

The closing of the transactions contemplated by the Exchange Agreement and the closing of the Financing, which is described below, occurred on March 14, 2008. Following the Closing, GTX California became our wholly owned subsidiary.

Immediately following the Closing, we received gross proceeds of approximately $2,000,000 in connection with the Financing.  Pursuant to Securities Purchase Agreements entered into with investors, we sold an aggregate total of 2,666,668 Units at a price of $0.75 per Unit. Each Unit consists of one common share and one share purchase warrant (“Warrant”).  Each Warrant is exercisable into an additional common share for a period of twelve or eighteen months, depending upon certain circumstances as set out in the Exchange Agreement, at an exercise price of $1.25 per share.  Thus, at Closing we issued 2,666,668 shares of common stock to investors and warrants to purchase an aggregate of 2,666,668 shares of our common stock.

At Closing, pursuant to the Exchange Agreement, we also converted a $1,000,000 bridge loan to GTX California (“Bridge Loan”) held by Jupili plus accrued interest into Units at $0.75 per Unit, based upon the same terms and conditions as the Financing. Thus, at Closing we also issued 1,374,334 shares of common stock to Jupili and Warrants to purchase an aggregate of 1,374,334 shares of our common stock to Jupili.

Jupili arranged the Bridge Loan and Financing.  For its services, Jupili received a payment of $60,000 from GTX Corp, calculated as 2% of the aggregate amount of the Bridge Loan and the Financing.

The issuance of the Units in connection with the Financing and upon conversion of the Bridge Loan is intended to be exempt from registration under the Securities Act pursuant to Regulation S. As such, these issued securities may not be offered or sold in the United States unless they are registered under the Securities Act, or an exemption from the registration requirements of the Securities Act is available.

However, we are required to register the shares of common stock and the shares issuable upon exercise of the Warrants issued in the Financing and upon conversion of the Bridge Loan under a registration statement filed with the SEC (the “Registration Statement”) as soon as practicable after Closing.  If we fail to file the Registration Statement to register the Securities for resale:

(a)	within forty five (45) days after the filing of the Current Report on Form 8-K to announce the Closing; or

(b)	within thirty (30) days after clearing all comments on the Current Report on Form 8-K from the SEC, if applicable,

we shall be required to pay Jupili liquidated damages equal to 5% of the total offering of the Financing, payable in Units on the same terms as the Financing (the “Additional Units”), and will register the Additional Units in the Registration Statement.  If the Registration Statement is declared effective by the SEC prior to the issuance of the Additional Units, we shall be required to immediately file a post effective amendment to the Registration Statement in accordance to register the Additional Units.

Further, Jupili guarantees that no less than 1,000,000 Warrants will be exercised in cash within six months of the Closing, provided that if the Registration Statement is not filed as provided above, the exercise period will be extended so that Jupili guarantees that no less than 1,000,000 Warrants will be exercised in cash within ten (10) months of the Closing.  If the Warrants are not exercised at the end of such six month period (or ten (10) months, if extended as required), GTX shall have the right to compel Jupili to purchase 1,000,000 shares of common stock in the capital of GTX Corp at $1.25 per share.

Except for the Exchange Agreement and the Transactions contemplated thereby, neither GTX Corp nor the sole officer and director of GTX Corp serving prior to the consummation of the Exchange Transaction had any material relationship with GTX California or any of the Selling Shareholders.

For accounting purposes, the Merger was treated as an acquisition of GTX Corp and a recapitalization of GTX California.  GTX California is the accounting acquirer and the results of its operations carryover.  Accordingly, the operations of GTX Corp are not carried over from date of acquisition.

We are considered to be a development stage company, as defined in the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 7, as, effective March 14, 2008, we are devoting substantially all of our efforts to establish a new business and planned principal operations have not commenced. Prior to March 14, 2008, GTX Corp was characterized as a pre-exploration stage company.

We currently do not plan to conduct any business other than owning the shares of GTX California, which will continue to conduct its operations that it has, to date, been engaged in.  GTX California is now our wholly owned operating subsidiary.

GTX California
GTX California develops, patents and integrates miniaturized Assisted GPS tracking and cellular location-transmitting technology for consumer products and applications. As the underlying technology, the Company works with license branded partners to deliver these innovative solutions to the consumer in a wide variety of wearable location devices. GTX California’s Personal Location Services (PLS) suite delivers remote, continuous real-time oversight of loved ones and high-value assets. Its licensing model and a user friendly format allows it to transparently embed its technology into a wide variety of consumer branded products.  In addition to geo spatial location-reporting, which provides peace of mind to caretakers, the Company’s scalable GpVector™ technology platform is also designed to deliver new and innovative life style based applications, from interactive real-time gaming to performance and health / exercise monitoring. The unprecedented miniaturization of its electronics offers a whole new category of portable hosts to deliver a wide range of new consumer-oriented high tech wearable solutions. Our first product was GPS-enabled footwear for children and the elderly with dementia. Additional deployments in progress include exercise monitoring, law enforcement, maritime applications, pet tracking, cellular handsets, automotive/commercial/payload tracking and many others. GTX California holds one patent and seven additional patents pending. With more than five years in research and development, strategic partnerships, and an ongoing program of intellectual property protection, GTX California continues its ongoing efforts to advance the wearable GPS technology industry and the PLS space. GTX California’s approach is to be the value-added supporting brand to master consumer brands. The driving goal of the Company is to utilize advanced assisted GPS, cellular and Internet technology, then integrate that technology with branded consumer products and collectively deliver solutions which will benefit people and society.

Plan of Operation

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section note below entitled “Risk Factors” in this quarterly report.

Our unaudited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

Comparison of Three and Six Months Ended February 29, 2008 vs. Three and Six Months Ended February 28, 2007

	Three Months Ended		Six Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007

Revenue	$-	$-	$-	$-
Expenses	$10,826	$25,445	$29,787	$42,690
Interest and Dividend Income	$-	$-	$-	$-
Net Loss	$(10,826)	$(25,445)	$(29,787)	$(42,690)

Revenue

Prior to the merger with GTX California on March 14, 2008, we were in the exploration stage of our business and had not earned any revenues to date. We currently do not plan to conduct any business other than owning the shares of GTX California, which will continue to conduct its operations that it has been engaged in.

Expenses

Our operating expenses for the three and six months ended February 29, 2008 as compared to the three and six months ended February 28, 2007 are outlined in the table below:

	Three Months Ended		Six Months Ended
	February	February	February	February
	29, 2008	28, 2007	29, 2008	28, 2007
Filing fees	$660	$-	$1,302	$-
Foreign exchange expense	(317)	369	(1,545)	795
Interest and bank charges	192	43	320	110
Legal, audit and accounting fees	6,791	20,053	23,185	32,805
Management fees	3,000	3,000	6,000	6,000
Mineral claims costs	-	1,243	-	1,243
Transfer agent	500	737	525	1,737
Total	$10,826	$25,445	$29,787	$42,690

Total operating expenses for the three and six months ended February 29, 2008 decreased by 57% and 30%, respectively, as compared to the three and six months ended February 28, 2007. The decrease is a result of a one time legal fees paid in the periods ended February 28, 2007 for the filing of the initial SB-2. No such legal fees were incurred in the periods ended February 29, 2008.

Liquidity and Financial Condition

Working Capital

	February 29, 2008	August 31, 2007
Current Assets	$1,403	$26,691
Current Liabilities	508	473
Working Capital	$895	$26,218

The decrease in our working capital surplus to $895 as at February 29, 2008 as compared to a working capital surplus of $26,218 as at August 31, 2007 was primarily due to the payment of operating expenses from September 1, 2007 through February 29, 2008 and the expenses related to the negotiation and execution of the Exchange Agreement.

Cash Flows

	Six Months Ended	Six Months Ended
	February 29, 2008	February 28, 2007
Cash Flows used in Operating Activities	$(23,824)	$(34,556)
Cash Flows used in Investing Activities	-	-
Cash Flows provided by Financing Activities	-	-
Effect of Foreign Currency Translation	(1,536)	708
Net Decrease in Cash During Period	$(25,360)	$(33,848)

Future Financings

As a result of our reverse merger with GTX California, we began operating as a GPS technology company as of March 14, 2008. We are focused on the development of a personal location device system (GpVector™) for licensing out to technology partners seeking to enable their products with GPS tracking capabilities.  We are a development-stage company, and we expect the initial launch of the GpVector™ during the second calendar quarter of 2008. Since GTX California’s inception, they have generated significant losses.  As of December 31, 2007, GTX California had an accumulated deficit of approximately $4,040,644.  As a consolidated entity, we expect to incur continual losses until sometime in calendar year 2009, although we expect to begin generating revenues sometime during the first six months of calendar 2008.

GTX California has a limited history of operations.  To date, operations have been funded primarily through personal loans from shareholders and the private placement of our common stock and convertible notes.  As of December 31, 2007, GTX California had $735,937 in cash and cash equivalents.  We believe that our available cash and cash equivalents will be sufficient to fund anticipated levels of operations for the next twelve months only.

As discussed previously, immediately following the Closing, we received gross proceeds of approximately $2,000,000 in connection with the Financing.  Pursuant to Securities Purchase Agreements entered into with investors, we sold an aggregate total of 2,666,668 Units at a price of $0.75 per Unit. Each Unit consists of one common share and one share purchase warrant.

Over the next six months, we expect to devote approximately $400,000 to continue our research and development efforts to include all aspects of hardware, software and interface customization, and website development.  In addition, during that time period we expect to expend approximately $250,000 to develop our sales, marketing and manufacturing programs associated with the commercialization and licensing of the GpVector™ technology.  We expect to fund general overhead requirements using cash on hand received upon the closing of the Exchange Agreement.

We expect to have to raise additional funds in the coming 12 months for purposes such as research and development, and direct sales and marketing costs.  We are not able to estimate the amount of funds necessary as it will be determined by the volume represented by purchase orders from licensees who desire to sell our product.

Our funding requirements will depend on numerous factors, including:

▪	Costs involved in the completion of the hardware, software and interface customization, and website necessary to commence the commercialization of the GpVector™;
▪	The costs of outsourced manufacturing;
▪	The costs of licensing activities, including product marketing and advertising; and
▪	Our revenues, if any from successful licensing of the GpVector™ technology.

As noted above, based on budgeted expenditures, we believe that we will have sufficient liquidity to satisfy our cash requirements for the next twelve months.  If our existing resources prove to be insufficient to satisfy our liquidity requirements during that timeframe, we will need to raise additional external funds through the sale of additional equity or debt securities.   In any event, as noted above, we may need to raise additional funds during the next 12 months to finance the costs of ongoing research and development and related expenses.  The sale of additional equity securities will result in additional dilution to our shareholders.  Sale of debt securities could involve substantial operational and financial covenants that might inhibit our ability to follow our business plan.  Additional financing may not be available in amounts or on terms acceptable to us or at all.  If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our financial conditions and operating results.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

The financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

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

Capitalized amounts (including capitalized development costs) are also written down if future cash flows, including potential sales proceeds, related to the mineral property are estimated to be less than the property’s total carrying value. Management of our company reviews the carrying value of each mineral property periodically, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Reductions in the carrying value of a property would be recorded to the extent that the total carrying value of the mineral property exceeds its estimated fair value. No write downs of mineral property interests were recorded in the period ended February 29, 2008.

Asset Retirement Obligations

In accordance with Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (''SFAS 143''), the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. Our company will record an asset retirement obligation to reflect its legal obligations related to future abandonment of its mineral property interests using estimated expected cash flow associated with the obligation and discounting the amount using a credit-adjusted, risk-free interest rate. At least annually, our company will reassess the obligation to determine whether a change in any estimated obligation is necessary. Our company will evaluate whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest the estimated obligation has materially changed, our company will accordingly update its assessment. At February 29, 2008, our company had not undertaken any drilling activity on its properties had not incurred significant reclamation obligations. As such, no asset retirement obligation accrual was made in the February 29, 2008 financial statements.

Purchase of Significant Equipment; Employees

We do not plan to purchase or sell any significant equipment, plant or properties during the foreseeable future.  Our business operations are built on a strategic outsourcing model, thereby negating the need for additional plant and equipment, or employees. Thus, we do not anticipate hiring a significant number of additional employees during the next 12 months

Recently Issued Accounting Standards

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for our financial statements issued in 2009; however, earlier application is encouraged. We are currently evaluating the timing of adoption and the impact that adoption might have on our consolidated financial position or results of operations.

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

On February 15, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for our financial statements issued in 2009. We are currently evaluating the impact that the adoption of SFAS No. 159 might have on our consolidated financial position or results of operations.

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

Risks Related To Our New Business Operations

Although the Exchange Transaction between GTX Corp, GTX California, the Selling Shareholders and Jupili closed on March 14, 2008, we can offer no assurance that our consolidated company will be successful in carrying out the business currently operated by GTX California..

Our ability to achieve growth upon the closing of the Exchange Transaction will be dependent upon a number of factors including our ability to transition our company’s business, establish a viable and knowledgeable management team and obtain adequate financial resources. There can be no assurance that we will be able to successfully manage the resulting business. Failure to manage anticipated growth effectively and efficiently could have a material adverse effect on our company.

We have only recently begun production of our GpVectorTM product and may encounter manufacturing problems during the production process, which would adversely affect our results of operations and financial condition.

Our GpVectorTM product is a new product and we have discontinued manufacturing all of our other products. The manufacture of our GpVectorTM product involves complex and precise processes, which we have subcontracted to another company. To date, we have only initiated a limited production of this product and so we do not yet know whether we will encounter any serious problems during the production process in the long-term. Any significant problems in manufacturing, assembling or testing of this product could delay the roll-out of the GpVector™ product and have an adverse impact on our business and prospects. The willingness of manufacturers to make the product or lack of availability of manufacturing capacity may have an adverse impact on our ability to go to market, and as a result we may not be able to grow our business as we expect, and our ability to compete could be harmed, adversely affecting our results of operations and financial condition.

Our software products are complex and may contain unknown defects that could result in numerous adverse consequences, resulting in costly litigation or diverting management's attention and resources.

Complex software products such as those associate with our GpVectorTM product often contain latent errors or defects, particularly when first introduced, or when new versions or enhancements are released. We have experienced errors and defects in our most recent release of the software associated with our GpVectorTM product, but do not believe these errors will have a material negative effect on the functionality of the GpVectorTM product. However, there can be no assurance that, despite testing, additional defects and errors will not be found in the current version, or in any new versions or enhancements of this software, any of which could result in damage to our reputation, the loss of sales, a diversion of our product development resources, and/or a delay in market acceptance, and thereby materially adversely affecting our business, operating results and financial condition. Furthermore, there can be no assurance that our products will meet all of the expectations and demands of our customers. The failure of our products to perform to customer expectations could give rise to warranty claims. Any of these claims, even if not meritorious, could result in costly litigation or divert management's attention and resources. Any product liability insurance that we may carry could be insufficient to protect us from all liability that may be imposed under any asserted claims.

We depend on our key personnel to manage our business effectively in a rapidly changing market.  If we are unable to retain our key employees, our business, financial condition and results of operations could be harmed.

Our future success depends to a significant degree on the skills, efforts and continued services of our executive officers and other key engineering, manufacturing, operations, sales, marketing and support personnel who have critical industry experience and relationships. If we were to lose the services of one or more of our key executive officers and senior management members, we may not be able to grow our business as we expect, and our ability to compete could be harmed, adversely affecting our business and prospects.

Our markets are highly competitive, and our failure to compete successfully would limit our ability to sell our products, attract and retain customers and grow our business.

Competition in the wireless location services market and the facial composite software market is intense. In addition, the adoption of new technology in the communications industry likely will intensify the competition for improved wireless location technologies. The wireless location services market has historically been dominated by large companies, such as Siemens AG and LoJack Corporation. In addition, a number of other companies such as Trimble Navigation, Verizon, FireFly, Disney, Mattel, Digital Angel Corporation, Location-Based Technologies, Inc. (OTCBB: LBAS) and WebTech Wireless Inc. either have announced plans for new products or have commenced selling products that are similar to our wireless location products, and new competitors are emerging to compete with our wireless location services products. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources may enter those markets, thereby further intensifying competition. All competitors in the wireless location services market rely on retail distributors to sell their products to consumers. Additional competitors in this market may limit the availability or interest of retail distributors to carry our wireless location services product and launch it into the market. These issues may have an adverse impact on our ability to go to market, and as a result we may not be able to grow our business as we expect, and our ability to compete could be harmed, adversely affecting our business and prospects.

Our wireless location products and technology are new and may not be accepted in the market, which would dramatically alter our financial results.

We have had only a limited release of one of our planned wireless locator products in the market. There can be no assurances that consumer demand will meet, or even approach, our expectations. In addition, our pricing and marketing strategies may not be successful. Lack of customer demand, a change in marketing strategy and changes to our pricing models could dramatically alter our financial results.

Standards in wireless communications industry are in flux, and if we are unable to comply with these industry standards, our business will be harmed.

Standards in the wireless communications industry are evolving. The emergence and broad adoption of new industry standards could require us to redesign our products. If we are unable to design our products to comply with these new standards, our products would become obsolete and consumers would instead purchase other standard-compliant products. As a result, our business could be harmed, and our financial condition and results of operations could be adversely affected.

Changes in the government regulation of our wireless location product or wireless carriers could harm our business.

Our products, wireless carriers and other members of the communications industry are subject to domestic government regulation by the Federal Communications Commission (the “FCC”) and international regulatory bodies. These regulatory bodies could enact regulations which affect our products or the service providers which distribute our products, such as limiting the scope of the service providers' market, capping fees for services provided by them or imposing communication technology standards which impact our products.

If our wireless locator products fail to achieve broad market acceptance, our business results will be harmed.

We have not begun selling our wireless location products for use by direct purchase consumers or for resale by distributors. If our products are not widely accepted by the market, our business results could be harmed. Factors that may affect the market acceptance of our location products include price, reliability, performance, technological innovation/enhancements, network coverage, ease of use, and availability.

If we fail to perform adequately on the basis of each of these factors versus competing products and technologies, our business results could be harmed.

Our ability to compete could be jeopardized and our business seriously compromised if we are unable to protect ourselves from third-party challenges, the development and maintenance of the proprietary aspects of wireless location products and technology we develop.

Our products utilize a variety of proprietary rights that are critical to our competitive position. Because the technology and intellectual property associated with our wireless location products are evolving and rapidly changing, our current intellectual property rights may not adequately protect us in the future. We rely on a combination of patent, copyright, trademark and trade secret laws and contractual restrictions to protect the intellectual property utilized in our products. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. In addition, monitoring unauthorized use of our products is difficult and we cannot be certain the steps we have taken will prevent unauthorized use of our technology. Also, it is possible that no patents or trademarks will be issued from our currently pending or future patent or trademark applications. Because legal standards relating to the validity, enforceability and scope of protection of patent and intellectual property rights in new technologies are uncertain and still evolving, the future viability or value of our intellectual property rights is uncertain. Moreover, effective patent, trademark, copyright and trade secret protection may not be available in some countries in which we distribute or may anticipate distributing our products. Furthermore, our competitors may independently develop similar technologies that limit the value of our intellectual property or design or patents. If competitors are able to use our technology, our competitive edge would be reduced or eliminated.

In addition, third parties may at some point claim certain aspects of our business infringe their intellectual property rights. While we are not currently subject to nor aware of any such claim, any future claim (with or without merit) could result in one or more of the following:

·           Significant litigation costs;
·           Diversion of resources, including the attention of management;
·           Our agreement to pay certain royalty and/or licensing fees; and
·           Cessation of our rights to use, market, or distribute such technology.

Any of these developments could materially and adversely affect our business, results of operations and financial condition. In the future, we may also need to file lawsuits to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Whether successful or unsuccessful, such litigation could result in substantial costs and diversion of resources. Such costs and diversion could materially and adversely affect our business, results of operations and financial condition.

We could become subject to litigation regarding intellectual property rights, which could seriously harm our business and require us to incur significant costs.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. Any parties asserting that our products infringe upon their proprietary rights would force us to defend ourselves and possibly our customers or manufacturers against the alleged infringement. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of proprietary rights. These lawsuits, regardless of their merits, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

·           Stop selling, incorporating or using our products that use the challenged intellectual property;
·           Obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or
·           Redesign those products that use such technology.

If we are forced to take any of the foregoing actions, our business and prospects may be seriously harmed.

We currently depend upon one manufacturer for our principal product and if we encounter problems with this manufacturer there is no assurance that we could obtain products from other manufacturers without significant disruptions to our business.

We expect that our principal product will be manufactured to our specifications by one manufacturer. Although we could arrange for another manufacturer to supply the product, there is no assurance that we could do so without undue cost, expense and delay.

We expect to rely heavily on a few licensees. The loss of, or a significant reduction in, orders from these major customers could have a material adverse effect on our financial condition and results of operations.

Our revenues in the next several years could be heavily dependent on contracts with a limited number of major market makers in each business segment. The loss of, or a significant reduction in, orders from these major customers could have a material adverse effect on our financial condition and results of operations.

Fluctuations in operating results could adversely affect the market price of our common stock.

Our revenues and operating results are likely to fluctuate significantly in the future. The timing of order placement, size of orders and satisfaction of contractual customer acceptance criteria, as well as order delays or deferrals and shipment delays and deferrals, may cause material fluctuations in revenue.

Delays or deferrals in purchasing decisions may increase as we develop new or enhanced products. The current and anticipated dependence on a small number of customers increases the revenue impact of each customer's actions relative to these factors. Our expense levels in the future will be based, in large part, on our expectations regarding future revenue, and as a result net income for any quarterly period in which material orders are delayed could vary significantly.

Because of these and other factors, investors should not rely on quarter-to-quarter comparisons of our results of operations, our results of operations or the pro forma financial information as an indication of future performance. It is possible that, in future periods, results of operations will differ from the estimates of public market analysts and investors. Such a discrepancy could cause the market price of our common stock to decline significantly.

Delays, disruptions or quality control problems in manufacturing could result in delays in shipments of products to customers and could adversely affect our business.

We might experience delays, disruptions or quality control problems in the manufacturing operations of our subcontractors. As a result, we could incur additional costs that would adversely affect gross margins, and product shipments to our customers could be delayed beyond the shipment schedules requested by our customers, which would negatively affect our revenues, competitive position and reputation. Furthermore, even if we are able to timely deliver products to our customers, we may be unable to recognize revenue based on our revenue recognition policies. Any disruptions in the future could adversely affect the combined company's revenues, gross margins and results of operations. We may experience manufacturing delays and reduced manufacturing yields upon introducing new products to our manufacturing lines or when integrating acquired products.

Rapid technological change in our market could cause our products to become obsolete or require us to redesign our products, which would have a material adverse affect on our business, operating results and financial condition.

We expect that our markets will be characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changing customer demands and evolving industry standards, any of which can render existing products obsolete. We believe that our future success will depend in large part on our ability to develop new and effective products in a timely manner and on a cost effective basis. As a result of the complexities inherent in our product, major new products and product enhancements can require long development and testing periods, which may result in significant delays in the general availability of new releases or significant problems in the implementation of new releases. In addition, if we or our competitors announce or introduce new products our current or prospective customers may defer or cancel purchases of our products, which could materially adversely affect our business, operating results and financial condition. Our failure to develop successfully, on a timely and cost effective basis, new products or new product enhancements that respond to technological change, evolving industry standards or customer requirements would have a material adverse affect on our business, operating results and financial condition.

Failure to manage growth effectively could adversely affect our business, results of operations and financial condition.

The success of our future operating activities will depend upon our ability to expand our support system to meet the demands of our growing business. Any failure by our management to effectively anticipate, implement, and manage changes required to sustain our growth would have a material adverse effect on our business, financial condition, and results of operations. We cannot assure you that we will be able to successfully operate acquired businesses, become profitable in the future, or effectively manage any other change.

Risks Associated With Our Company

GTX California, prior to the Exchange Transaction, has a history of losses and a deficit, which raises substantial doubt about our ability to continue as a going concern.

As of December 31, 2007, GTX California has a stockholders deficit of $667,175. Since its inception through December 31, 2007, GTX California has had a loss from operations of $3,984,547. We cannot provide assurances that we will be able to successfully develop and market our new business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements for the period ended February 29, 2008. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

Our operations have been devoted to research and development and we have not launched our product to a large number of customers, making it difficult to evaluate our future prospects and results of operations.

GTX California, formed in 2002, dedicated its resources to research and development until recently and has not yet launched a product to a large number of customers.  Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in evolving industries. Some of these risks and uncertainties relate to our ability to:

·      offer new and innovative products to attract and retain a larger customer base;
·      attract additional customers and increase spending per customer;
·      increase awareness of our brand and continue to develop user and customer loyalty;
·      respond to competitive market conditions;
·      manage risks associated with intellectual property rights;
·      maintain effective control of our costs and expenses;
·      raise sufficient capital to sustain and expand our business;
·      attract, retain and motivate qualified personnel; and
·      upgrade our technology to support additional research and development of new products.

If we are unsuccessful in addressing any of these risks and uncertainties, our business may be materially and adversely affected.

If we fail to develop and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud; as a result, current and potential shareholders could lose confidence in our financial reports, which could harm our business and the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and have our independent registered public accounting firm annually attest to our evaluation, as well as issue their own opinion on our internal controls over financial reporting. We plan to prepare for compliance with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention, especially given that we have not yet undertaken any efforts to comply with the requirements of Section 404. We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on one of the Nasdaq Stock Markets or national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

Our future is dependent upon our ability to obtain financing. If we do not obtain such financing, we may have to cease our exploration activities and investors could lose their entire investment.

There is no assurance that we will operate profitably or will generate positive cash flow in the future. We will require additional financing to pay the fees and expenses necessary to become and operate as a public company. We will require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for further financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing. If we do not obtain such financing, our business could fail and investors could lose their entire investment.

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

We do not expect to pay dividends for the foreseeable future, and we may never pay dividends.  Investors seeking cash dividends should not purchase our common stock.

We currently intend to retain any future earnings to support the development of our business and do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. In addition, our ability to pay dividends on our common stock may be limited by Nevada corporate law. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment. Investors seeking cash dividends should not purchase our common stock.

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

We expect  our common stock to be thinly traded and, you may be unable to sell at or near “ask” prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Our common stock is currently listed on the OTC Bulletin Board under the symbol “GTXO”; however there is no trading market. We cannot predict the extent to which an active public market for our common stock will develop or be sustained.  However, we do not rule out the possibility of applying for listing on the Nasdaq Global Select Market, Nasdaq Global Market, Nasdaq Capital Market (the “Nasdaq Markets”), or other exchanges.  If a trading market develops, we expect our common stock to be “thinly-traded” on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any give time may be relatively small or nonexistent. This is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-adverse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned and viable. As a consequence, if a market for our common stock develops, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price of our common stock will be particularly volatile given our status as a relatively small company with a small and thinly traded “float” that could lead to wide fluctuations in our share price. The price at which you purchase our common stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

The market for our common stock will be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price will be attributable to a number of factors. As noted above, our common stock is sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. The following factors also may add to the volatility in the price of our common stock: actual or anticipated variations in our quarterly or annual operating results; adverse outcomes; additions to or departures of our key personnel, as well as other items discussed under this “Risk Factors” section, as well as elsewhere in this Report. Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain its current market prices, or as to what effect the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price. However, we do not rule out the possibility of applying for listing on the Nasdaq Markets or another exchange.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through pre-arranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

Volatility in our common stock price may subject us to securities litigation.

The market for our common stock may be characterized by significant price volatility when compared to seasoned issuers, and we expect our share price will be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

Legislative actions, higher insurance costs and potential new accounting pronouncements may impact our future financial position and results of operations.

There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory rulings that will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes, as well as proposed legislative initiatives following the Enron bankruptcy, are likely to increase general and administrative costs and expenses. In addition, insurers are likely to increase premiums as a result of high claims rates over the past several years, which we expect will increase our premiums for insurance policies. Further, there could be changes in certain accounting rules. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

Past activities of our company and its affiliates may lead to future liability for our company.

Prior to our acquisition of GTX California in 2008, we engaged in businesses unrelated to our current operations. Although certain previously controlling shareholders of our company are providing certain indemnifications against any loss, liability, claim, damage or expense arising out of or based on any breach of or inaccuracy in any of their representations and warranties made regarding such acquisition, any liabilities relating to such prior business against which we are not completely indemnified may have a material adverse effect on our company.

Future sales of shares of our common stock may decrease the price for such shares.

Actual sales, or the prospect of sales by our shareholders, may have a negative effect on the market price of the shares of our common stock. We may also register certain shares of our common stock that are subject to outstanding convertible securities, if any, or reserved for issuance under our stock option plans, if any. Once such shares are registered, they can be freely sold in the public market upon exercise of the options. If any of our shareholders either individually or in the aggregate causes a large number of securities to be sold in the public market, or if the market perceives that these holders intend to sell a large number of securities, such sales or anticipated sales could result in a substantial reduction in the trading price of shares of our common stock and could also impede our ability to raise future capital.

Mergers of the type we just completed with GTX California are often heavily scrutinized by the SEC and we may encounter difficulties or delays in obtaining future regulatory approvals which would negatively impact our financial condition and the value and liquidity of your shares of common stock.

Historically, the SEC and Nasdaq have not generally favored transactions in which a privately-held company merges into a largely inactive company with publicly listed stock, and there is a significant risk that we may encounter difficulties in obtaining the regulatory approvals necessary to conduct future financing or acquisition transactions, or to eventually achieve a listing of shares on one of the Nasdaq stock markets or on a national securities exchange. On June 29, 2005, the SEC adopted rules dealing with private company mergers into dormant or inactive public companies. As a result, it is likely that we will be scrutinized carefully by the SEC and possibly by the Financial Industry Regulatory Authority (“FINRA”) or Nasdaq, which could result in difficulties or delays in achieving SEC clearance of any future registration statements or other SEC filings that we may pursue, in attracting FINRA-member broker-dealers to serve as market-makers in our common stock, or in achieving admission to one of the Nasdaq stock markets or any other national securities market. As a consequence, our financial condition and the value and liquidity of your shares of our common stock may be negatively impacted.

Our corporate actions are substantially controlled by our officers and directors who beneficially own approximately 17.8% of our issued and outstanding capital stock.

Our officers and directors own 6,491,617 of our outstanding common stock, representing approximately 17.8% of our voting power. These shareholders, acting as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in these officers and directors, elections of our Board of Directors may generally be within the control of these shareholders. While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of shares and voting control presently lies with principal shareholders and their affiliated entities. As such, it would be difficult for shareholders to propose and have approved proposals not supported by management. There can be no assurances that matters voted upon by our officers and directors in their capacity as shareholders will be viewed favorably by all shareholders of our company.

The elimination of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers and employees.

Our Amended and Restated Bylaws contain specific provisions that eliminate the liability of our directors for monetary damages to our company and shareholders, and we are prepared to give such indemnification to our directors and officers to the extent provided by Nevada law. We may also have contractual indemnification obligations under our employment agreements with our officers. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

We currently lack liquidity and have limited revenues. We will need to raise additional capital, which will result in substantial dilution to existing stockholders.

As of December 31, 2007, GTX California had cash and cash equivalents of approximately $736,000.  Substantially all of our cash has been raised through capital raising transactions rather than operations. In order to license, manufacture, and sell our products and to execute on our business plan, we need substantial additional capital. We are currently considering possible sources of this additional capital, including raising capital through the issuance of equity securities. Although the exact amount we intend to raise has not yet been determined, we are contemplating an amount in excess of $10 million. There can be no assurance that we will be able to raise sufficient additional capital at all or on terms favorable to our stockholders or us. If we issue equity securities in order to raise additional capital in the amounts currently contemplated, the stockholders will experience immediate and substantial dilution in their ownership percentage of the combined company. In addition, to raise the capital we need, we may need to issue additional shares at a discount to the current market price. If the terms of such financing are unfavorable to us or our stockholders, the stockholders may experience substantial dilution in the net tangible book value of their stock. In addition, any new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, all of which could have a material adverse effect on us.

ITEM 3.  CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at February 29, 2008, which is the end of the period covered by this report. This evaluation was carried out by our principal executive and principal financial officer. Based on this evaluation, our principal executive and principal financial officer has concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in our most recent fiscal quarter.

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

ITEM 1.  LEGAL PROCEEDINGS.

None of our directors, executive officers, promoters or control persons, or any proposed director or executive officer has been involved in any of the following events during the past five years:

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION

Appointment of New Officers and Directors

In connection with the Exchange Agreement, Jeffrey Sharpe resigned as the Company’s President, Chief Executive Officer, Secretary and Treasurer and remains a director. Concurrently, Patrick E. Bertagna was appointed Chief Executive Officer, President and Chairman of the Board of Directors, Murray Williams was appointed Chief Financial Officer, Treasurer and Secretary, Christopher M. Walsh was appointed Chief Operating Officer, and Louis Rosenbaum and Patrick Aroff were appointed to the Company’s Board of Directors

ITEM 6.  EXHIBITS.

(a) Exhibits
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTX CORP

Date: April 14, 2008	By:	/s/ PATRICK E. BERTAGNA
Patrick E. Bertagna, President, Chief Executive Officer and Chairman of the Board

Date: April 14, 2008	By:	/s/ MURRAY WILLIAMS
Murray Williams, Chief Financial Officer, Treasurer and Secretary