Form 10-Q
period 2008-03-31
GTX CORP
filed 2008-05-15
CIK 1375793

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number     000-53046
GTX Corp
(Exact name of registrant as specified in its charter)

Nevada	98-0493446
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

117 W. 9th Street, # 1214, Los Angeles, CA, 90015
(Address of principal executive offices)      (Zip Code)

(213) 489-3019
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒.    No ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐.   No ☒.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐.   No ☐.   Not Applicable ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 38,472,963 common shares issued and outstanding as of May 13, 2008.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

GTX CORP
For the quarter ended March 31, 2008
FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. Interim Consolidated Financial Statements:

GTX CORP
(Formerly Deaas Resources, Inc.)
CONSOLIDATED BALANCE SHEETS
March 31, 2008 and December 31, 2007

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$2,551,345	$735,937
Accounts receiveable, net	118,088	-
Inventory, net	172,417	15,312
Other assets	66,065	-

Total current assets	2,907,915	751,249

Property and equipment, net	13,895	11,810

Total assets	$2,921,810	$763,059

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$669,621	$351,849
Shareholder note payable	-	78,385
Convertible note payable	-	1,000,000
Total current liabilities	669,621	1,430,234

Total liabilities	669,621	1,430,234

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 2,071,000,000 shares authorized; 36,520,963 and 15,605,879 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	36,521	15,606
Additional paid-in capital	7,365,812	3,357,863
Accumulated deficit	(5,150,144)	(4,040,644)

Total stockholders’ equity (deficit)	2,252,189	(667,175)

Total liabilities and stockholders’ equity (deficit)	$2,921,810	$763,059

See accompanying notes to financial statements

GTX CORP
(Formerly Deaas Resources Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended March 31
	2008	2007

Revenues	$91,379	$8,000

Cost of goods sold	78,824	-

Net profit	12,555	8,000

Operating expenses
Salaries and professional fees	921,342	158,727
Research and development	69,964	78,541
General and administrative	70,424	34,161

Total operating expenses	1,061,730	271,429

Loss from operations	(1,049,175)	(263,429)

Other income (expense)
Interest income	2,186	1,488
Interest expense	(62,511)	(1,999)

Net loss	$(1,109,500)	$(263,940)

Weighted average number of common shares outstanding - basic and diluted	20,249,745	14,846,176

Net loss per share - basic and diluted	$(0.05)	$(0.02)

See accompanying notes to financial statements

GTX CORP
(Formerly Deaas Resources Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	For the three months ended March 31,
	2008	2007
Cash flows from operating activities
Net loss	$(1,109,500)	$(263,940)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	2,395	655
Stock based compensation	445,686	3,786
Changes in operating assets and liabilities
Accounts receivable	(118,088)	-
Inventory	(157,105)	-
Other assets	(66,065)	-
Accounts payable and accrued expenses	423,766	33,326

Net cash used in operating activities	(578,911)	(226,173)

Cash flows from investing activities
Purchase of property and equipment	(4,480)	-

Net cash used in investing activities	(4,480)	-

Cash flows from financing activities
Proceeds from issuance of common stock	2,000,000	-
Proceeds from issuance of common stock from exercise of stock warrants	398,799	70,000

Net cash provided by financing activities	2,398,799	70,000

Net increase (decrease) in cash and cash equivalents	1,815,408	(156,173)

Cash and cash equivalents, beginning of period	735,937	245,461

Cash and cash equivalents, end of period	$2,551,345	$89,288

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

Supplementary disclosure of noncash financing activities:
Issuance of common stock for repayment of note payable	$(1,000,000)	$-
Issuance of common stock for repayment of shareholder note payable	$(78,385)	-
Issuance of common stock for repayment of accounts payable and accrued expenses	$(104,626)	-

See accompanying notes to financial statements

GTX CORP
(Formerly Deeas Resources Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. NATURE OF OPERATIONS

Organization
GTX Corp, a Nevada corporation (the “Company” or “GTX”) formerly known as Deeas Resources Inc., owns 100% of the issued and outstanding capital stock of 0758372 B.C. Ltd. and Global Trek Xploration, a California corporation, a company that we acquired on March 14, 2008 in a reverse merger (hereafter referred to as the “Reverse Merger”). All of the Company's operations are currently conducted through Global Trek Xploration. Unless the context indicates otherwise, references herein to “we,” “our,” or the "Company" during periods prior to March 14, 2008 refer solely to Global Trek Xploration, while references to “we,” “our,” or the "Company" after March 14, 2008 refer to both GTX Corp and its subsidiaries; Global Trek Xploration and 0758372 B.C. Ltd.. All references to "Deeas" refer to Deeas Resources Inc. on a stand-alone basis prior to March 14, 2008.

GTX develops, patents and integrates miniaturized Assisted GPS tracking and cellular location-transmitting technology for consumer products and applications. As the underlying technology, the Company works with license branded partners to deliver these innovative solutions to the consumer in a wide variety of wearable location devices. GTX’s Personal Location Services (“PLS") suite delivers remote, continuous real-time oversight of loved ones and high-value assets. Its licensing model and a user friendly format allows it to transparently embed its technology into a wide variety of consumer branded products. In addition to geo spatial location-reporting, which provides peace of mind to caretakers, the Company’s scalable GPVector technology platform is also designed to deliver new and innovative life style based applications, from interactive real-time gaming to performance and health / exercise monitoring. The unprecedented miniaturization of its electronics offers a whole new category of portable hosts to deliver a wide range of new consumer-oriented high tech wearable solutions. The Company’s first product was GPS-enabled footwear for children and the elderly with dementia. Additional deployments in progress include exercise monitoring, law enforcement, maritime applications, pet tracking, cellular handsets, automotive/commercial/payload tracking and many others. The Company holds one patent and has seven additional patents pending. With more than five years in research and development, strategic partnerships, and an ongoing program of intellectual property protection, GTX continues its ongoing efforts to advance the wearable GPS technology industry and the PLS space. GTX’s approach is to be the value-added supporting brand to master consumer brands. The driving goal of the Company is to utilize advanced assisted GPS, cellular and Internet technology, then integrate that technology with branded consumer products and collectively deliver solutions which will benefit people and society.

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, the unaudited interim consolidated financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete audited annual financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2008 and the results of operations for the three months ended March 31, 2008 and 2007 and consolidated statements of cash flows for the three months ended March 31, 2008 and 2007. These interim consolidated financial statements should be read in conjunction with the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on March 20, 2008 which includes the audited financial statements and notes thereto of Global Trek Xploration as of December 31, 2007. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008.

Effective March 14, 2008, we completed a merger with our wholly owned subsidiary, GTX Corp, a Nevada corporation, which we formed in February 2008 in connection with the Exchange Transaction.  As a result of the merger, we changed our company’s name from “Deeas Resources Inc.” to “GTX Corp”. Also on March 14, 2008, we effected a 20.71 for 1 forward stock split of our authorized and our issued and outstanding common stock.

Basis of Presentation

The unaudited interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Reverse Merger

On March 4, 2008, Deeas entered into the Share Exchange Agreement, (the “Exchange Agreement”), with Global Trek Xploration, the shareholders of Global Trek Xploration (the “Selling Shareholders”) and Jupili Investment S.A., a company incorporated under the laws of the Republic of Panama (“Jupili”), pursuant to which the Company agreed to acquire all of the outstanding capital stock of Global Trek Xploration, following a 20.71 forward common stock split of Deeas. The closing of the transactions contemplated by the Exchange Agreement and the closing of the Financing, which is described below, occurred on March 14, 2008 (the “Closing” or the “Closing Date”). Following the Closing, Global Trek Xploration became our wholly owned subsidiary. Pursuant to the Exchange Agreement, at the Closing, Deeas issued 18,000,001 post forward split common shares of Deeas for all of the issued and outstanding shares of Global Trek Xploration on the basis of 0.8525343 shares of Deeas for every one share of Global Trek Xploration.  As a result, Global Trek Xploration is now a wholly-owned subsidiary of Deeas.  Concurrent with the Reverse Merger, Deeas changed its name to GTX Corp. As a result of this Exchange Transaction, the Selling Shareholders acquired approximately 50% of the issued and outstanding common shares of the Company.  Concurrent with the closing of this transaction, the Company cancelled 31,065,000 post forward split common shares (1,500,000 pre split common shares) which had been held by the sole director and officer of the Company prior to the reverse merger, completed a $2,000,000 private placement of units of the Company at $0.75 per unit (the “Financing”) and converted a $1,000,000 Global Trek Xploration bridge loan and interest into units of the Company at $0.75 per unit.

The Financing consists of 2,666,668 units at $0.75 per unit, each unit consisting of one share of common stock and one stock purchase warrant. Each warrant is exercisable into an additional common share at $1.25 per share. Of the warrants, 1,000,002 are exercisable until March 14, 2009 and the remaining 1,666,666 are exercisable until September 14, 2009. The fair value of the 2,666,668 warrants was estimated to be $158,000 using the Black-Scholes option pricing model based on the following assumptions: expected dividend yield 0%, expected volatility 50%, risk-free interest rate 2%, and expected life of 12-18 months.

Jupili provided a bridge financing to Global Trek Xploration of $1,000,000 pursuant to a convertible loan agreement. The $1,000,000 plus accrued interest of $30,750 was converted into 1,374,334 units of the Company on the same terms and conditions as the private placement noted above. The fair value of the 1,374,334 warrants was estimated to be $97,000 using the Black-Scholes option pricing model based on the following assumptions: expected dividend yield 0%, expected volatility 50%, risk-free interest rate 2%, and expected life of 18 months.

The Company paid Jupili a success fee of 2% of the aggregate amount of the Financing and the Bridge Financing of $60,000. Jupili has guaranteed that no less than 1,000,000 warrants will be exercised in cash on or before September 14, 2008, otherwise the Company shall have the right to compel Jupili to purchase 1,000,000 common shares of the Company at $1.25 per share.

The issuance of the Units in connection with the Financing and upon conversion of the Jupili bridge loan is intended to be exempt from registration under the Securities Act pursuant to Regulation S. As such, these issued securities may not be offered or sold in the United States unless they are registered under the Securities Act, or an exemption from the registration requirements of the Securities Act is available.

However, we are required to register the shares of common stock and the shares issuable upon exercise of the Warrants issued in the Financing and upon conversion of the Jupili bridge loan under a registration statement filed with the SEC (the “Registration Statement”) as soon as practicable after Closing. If we fail to file the Registration Statement to register the Securities for resale within forty five (45) days after the filing of the Current Report on Form 8-K to announce the Closing we shall be required to pay Jupili liquidated damages equal to 5% of the total offering of the Financing, payable in Units on the same terms as the Financing (the “Additional Units”), and will register the Additional Units in the Registration Statement. Jupili extended the filing date to May 14, 2008 and the Company filed the Registration Statement on May 12, 2008.

For accounting purposes, the merger was treated as an acquisition of Deeas and a recapitalization of Global Trek Xploration.  Global Trek Xploration is the accounting acquirer and the results of its operations carryover.  Accordingly, the operations of Deeas are not carried over and have been adjusted to $0.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition
Revenue is recognized when earned. Revenue related to licensing agreements is recognized over the term of the agreement. Revenue for services and products are recognized as the services are rendered and the products are shipped.

Revenues recognized during the three months ended March 31, 2008 were received from one customer for products and services provided by the Company on the customer’s behalf. Revenues recognized during the three months ended March 31, 2007 were received from one customer in connection with a licensing agreement which was terminated.

Concentration of Credit Risk
The cash balance at March 31, 2008 are principally held by one institution which insures the Company’s aggregated accounts with the Federal Deposit Insurance Corporation ("FDIC") up to $100,000.  At March 31, 2008, the Company had uninsured cash deposits in excess of the FDIC insurance limit totaling $2,451,345. As of March 31, 2008, no losses related to these uninsured amounts have been incurred.

Inventory
Inventory consists of finished units and various components that go into the final product such as antennas, batteries, control boards, SIM card holders, etc. Inventory is valued at the lower of cost (first-in, first-out) or net realizable value. The Company evaluates its inventory for excess and obsolescence on a regular basis. In preparing the evaluation the Company looks at the expected demand for the product, as well as changes in technology, in order to determine whether or not a reserve is necessary to record the inventory at net realizable value. After performing a review of the inventory as of March 31, 2008, we determined that the net realizable value is greater than the cost thus inventory is recorded at cost as of March 31, 2008.

Research and Development
Research and development costs are clearly identified and are expensed as incurred in accordance with FASB statement No. 2, "Accounting for Research and Development Costs."  For the three months ended March 31, 2008 and 2007 the Company incurred $69,964 and $78,541 of research and development costs, respectively.

Development Stage Company
During the three months ended March 31, 2008, the Company no longer met the qualifications as a development stage company as defined in Financial Accounting Standards Board Statement No. 7. Accordingly, reporting as a development stage company is no longer deemed necessary.

Going Concern Basis
No assurance can be given that a market for the GTX product will develop, or that customers will be willing to pay for the GTX product. For the three months ended March 31, 2008 and 2007, the Company incurred net losses totaling $1,109,500 and $263,940, respectively, had net cash used in operating activities totaling $578,911 and $226,173, respectively; and had an accumulated deficit of $5,150,144 as of March 31, 2008.  If the Company is unable to generate sufficient cash flow from operations and/or continue to obtain financing to meet its working capital requirements, it may have to curtail its business sharply or cease business altogether.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the ability of the Company to continue as a going concern on a longer-term basis will be dependent upon the ability to generate sufficient cash flow from operations to meet its obligations on a timely basis, the ability to obtain additional financing, and the ability to ultimately attain profitability.

Management plans to raise capital during 2008 and will review all available fund raising alternatives. While the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to the Company and/or that demand for the Company’s equity and debt instruments will be sufficient to meet its capital needs. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. INVENTORY

The components of inventory at March 31, 2008 consist of the following:

Raw materials	$163,562
Finished goods	8,855

Inventory	$172,417

4. PROPERTY AND EQUIPMENT

Property and equipment, net, at March 31, 2008, consists of the following:

Computer and office equipment	$22,498
Less: accumulated depreciation	(8,603)

Total property and equipment, net	$13,895

Depreciation expense for the three months ended March 31, 2008 and 2007 amounted to $2,395 and $655, respectively.

5. EQUITY

Common Stock
In conjunction with the Reverse Merger, all of the issued and outstanding shares of Global Trek Xploration at March 14, 2008 were exchanged to GTX Corp common shares on the basis of .8525343 common shares of GTX Corp for every one share of Global Trek Xploration.

As a result of the Reverse Merger, 13,999,960 shares of Deeas Resources common shares were recapitalized into GTX Corp, the Jupili bridge loan of $1,000,000 plus accrued interest of $30,750 was converted into 1,374,334 units, each unit consisting of one share of common stock and one common stock purchase warrant, at $0.75 per unit and 2,666,668 units at $0.75 per unit were issued in the Financing. In addition, as partial consideration for their work on the Exchange Agreement and the Financing, our attorneys, Richardson & Patel, were guaranteed 80,000 units valued at $0.75 per unit. Such units were not issued until May 2008 and accordingly, the $60,000 value of the units is included in additional paid in capital at March 31, 2008.

The Company also issued 480,000 shares of common stock from the 2008 Equity Compensation Plan at a value of $0.75 per share to various members of management and consultants as compensation for services rendered.

Warrants
Since inception, the Company has issued numerous warrants to purchase shares of the Company’s common stock to shareholders, consultants and employees as compensation for services rendered. Prior to the Reverse Merger, there were 4,721,877 warrants outstanding. All of the 4,721,877 warrants were exercised for aggregate total proceeds of $398,799. The Company issued a total of 2,394,121 shares of its $.001 par value common stock for the warrant exercises. The Company offered a cashless exercise option to all of the warrant holders that did not want to pay cash to exercise all of their warrants. Various warrant holders opted to accept the cashless exercise option for some or all of their warrants. In addition, certain accounts payable owed to warrant holders and a shareholder's note payable and related accrued interest were settled through the exercise of these warrants.

In addition to the 4,041,002 warrants issued in conjunction with the Jupili bridge loan conversion and the Financing, on March 16, 2008, the Company issued 25,000 warrants to purchase a like number of common shares at $0.75 per share to a consultant for services rendered. The warrants expire on March 31, 2010. The fair value of the 25,000 warrants was estimated to be $5,510 using the Black-Scholes option pricing model based on the following assumptions: expected dividend yield 0%, expected volatility 50%, risk-free interest rate 2%, and expected life of 24 months and is included in additional paid in capital in the accompanying consolidated financial statements.

For the three months ended March 31, 2008 and 2007, the Company recorded stock-based compensation expense of $5,510 and $3,786 respectively relating to the issuance of warrants. A summary of the Company’s stock-based compensation activity and related information for the three months ended March 31, 2008 is provided below:

		Number of
	Exercise Price	Shares

Outstanding and exercisable at December 31, 2007	$0.42 – 0.59	4,721,877
Warrants exercised for cash	0.42 – 0.59	(871,479)
Cashless exercise of warrants	0.00	(3,493,635)
Warrants exercise as settlement of liabilities	0.42 – 0.59	(356,763)
Warrants granted	0.75 – 1.25	4,066,002
Outstanding and exercisable at March 31, 2008	0.36 – 0.50	4,066,002

Stock Warrants as of March 31, 2008
Exercise	Warrants	Remaining	Warrants
Price	Outstanding	Life (Years)	Exercisable

$1.25	1,000,002	1.00	1,000,002
$1.25	3,041,000	1.50	3,041,000
$0.75	25,000	2.00	25,000
	4,066,002		4,066,002

2008 Equity Compensation Plan
On March 14, 2008, we adopted the 2008 Equity Compensation Plan, the “2008 Plan,” pursuant to which we are authorized to grant stock options intended to qualify as Incentive Stock Options, “ISO”, under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified options, restricted and unrestricted stock awards and stock appreciation rights to purchase up to 7,000,000 shares of common stock to our employees, officers, directors and consultants, with the exception that ISOs may only be granted to employees of the Company and it’s subsidiaries, as defined in the 2008 Plan. The 2008 Plan shall be administered by a committee consisting of two or more members of the Board of Directors or if a committee has not been elected, the Board of Directors of the Company shall service as the committee.

As of March 31, 2008, we have granted options to purchase a total of 3,945,000 shares of common stock and we granted 480,000 shares of common stock under our 2008 Plan. The stock and options were granted to members of our management and consultants at a price equal to the fair market value of the common stock at the date of grant. As permitted by the 2008 Plan, the Administrator determined fair market value of the common stock at the date of grant based on a number of factors including the $0.75 per unit price that securities we sold to third party investors in the Financing days before the stock and options were granted. One year following the date of grant, 1,298,334 of the options granted will vest and become exercisable, 31,250 of the options granted will vest one month following the date of grant and 18,750 will vest ratably from the period of May 2008 through January 2009. The remaining 2,596,666 outstanding options will vest ratably beginning in April 2009 and will continue to vest monthly through March 2011. All options expire three years following the vesting date.

For the three months ended March 31, 2008, the Company recorded stock-based compensation expense related to the 2008 Plan of $380,176, consisting of $20,176 relating to the issuance of stock options and $360,000 relating to the issuance of common stock. Stock-based compensation expenses increased loss from operations and net loss by $380,176.   The impact on basic and fully diluted net loss per common share for the three months ended March 31, 2008 was approximately $.019

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.  Stock-based compensation expense was recorded net of estimated forfeitures for the three months ended March 31, 2008 such that expense was recorded only for those stock-based awards that are expected to vest.

The Plan provides for the issuance of a maximum of 7,000,000 shares of which 2,575,000 were still available for issuance as of March 31, 2008.

Stock option activity under the Plan for the three months ended March 31, 2008 is summarized as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Grant Date Fair Value
Outstanding at December 31, 2007	-	$-	-
Options granted	3,945,000	$0.75	4.64	$1,106,622
Options exercised	-	$-	-
Options cancelled/forfeited/ expired	-	$-	-
Outstanding at March 31, 2008	3,945,000	$0.75	4.64	$1,106,622

Vested and expected to vest at March 31, 2008(1)	3,945,000	$0.75	4.64	$1,106,622

Exercisable at March 31, 2008	-	$-		$-

(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

As of March 31, 2008, there was $1,086,446 of unrecognized compensation cost related to unvested stock options which is expected to be recognized monthly over approximately 3 years.  The Company intends to issue new shares to satisfy share option exercises.

The fair value of option grants was estimated using the Black-Scholes option pricing model with the following assumptions:

Three Months Ended March 31, 2008
Expected dividend yield (1)	0.00
Risk-free interest rate (2)	2.00%
Expected volatility (3)	50.00%
Expected life (in years) (4)	4-6

(1)	The Company has no history or expectation of paying dividends on its common stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
(3)
The Company estimates the volatility of its common stock at the date of grant based on the implied volatility of its common stock. The Company used a weighted average of trailing volatility and market based implied volatility for the computation.

(4)
The expected life of stock options granted under the Plan is based on the length of time from date of grant to the expiration date which consists of between 4 to 6 years based on the vest date of each option grant.  The stock options expire 3 years from the date of vest.

6. COMMITMENTS AND CONTINGENCIES

On December 27, 2007, the Company renegotiated the month to month lease agreement for office space and entered into a two year lease agreement. Future minimum lease payments as of March 31, 2008 under the new lease agreement are as follows:

2008	$6,345
2009	8,700
$15,045

The Company has various consulting agreements totaling approximately $50,000 per month, which can be terminated at will.

7. SUBSEQUENT EVENTS

In May 2008 we completed a sale to thirty-four (34) investors (“Additional Financing”) of 1,742,000 units (“Additional Units”) of the Company’s securities at a price of $1.00 per Additional Unit. Each Additional Unit consists of one common share and one share purchase warrant (“Additional Warrant”). Each Additional Warrant is exercisable at an exercise price of $1.50 per share for a three-year term. The common stock and common shares underlying the Additional Warrants sold in this Additional Financing have piggy-back registration rights.

We agreed to pay up to 7% cash and 7% warrant coverage as commissions to registered broker-dealers or unregistered finders in connection with the Additional Financing. As a result we paid an aggregate of $118,750 and 118,750 Additional Warrants to Five (5) finders, and of that amount, Mr. Matthew Williams, the brother of our Chief Financial Officer, Murray Williams, received $20,300 and 20,300 Additional Warrants from GTX Corp for his services as a finder.

Further, as a bonus for the successful completion of over one million dollars of Additional Financing, Patrick E. Bertagna, our Chief Executive Officer and Chairman, Murray Williams, our Chief Financial Officer, and Patrick Aroff, a member of our board of directors, were each issued 40,000 shares of our common stock, and Louis Rosenbaum, a member of our board of directors, was issued 10,000 shares of our common stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As used in this quarterly report, the terms "we", "us", "our", “Registrant”, “the Company” and "GTX Corp" mean GTX Corp (formerly known as Deeas Resources Inc.), and our wholly-owned subsidiaries, 0758372 BC Ltd, and Global Trek Xploration, a California corporation, unless otherwise indicated.

Introduction and Recent Corporate Developments

GTX Corp was incorporated in the State of Nevada on April 7, 2006 under its former name “Deeas Resources Inc.”  Prior to March 14, 2008, we were engaged in the exploration of mineral properties.  Our sole property interest involved the Treg-Rouchon property, which interest is limited to the exploration and exploitation of gold placer deposits.  The Treg-Rouchon property is located in central British Columbia, approximately 102 km north-east of the city of Quesnel, and 712 km north-east of Vancouver, situated in the Caribou Gold District. The Treg-Rouchon property extends along the Tregillus Creek extending 1.5 kilometres below Tregillus Lake to 200 meters (600 feet) above the mouth of the Willow River.  As our management conducted due diligence on the property interest, management realized that the property did not present the best opportunity for our company to realize value for our shareholders.  In an effort to substantiate shareholder value, GTX Corp then sought to identify, evaluate and investigate various companies and compatible or alternative business opportunities with the intent that, should the opportunity arise, a reverse take-over transaction be negotiated and completed pursuant to which GTX Corp would acquire the target with an operating business with the intent to continue the acquired company’s business as a publicly held entity.

On March 4, 2008, GTX Corp entered into a Share Exchange Agreement (the “Exchange Agreement”) with Global Trek Xploration, a California corporation, the shareholders of Global Trek Xploration  (the “Selling Shareholders”) and Jupili Investment S.A., a company incorporated under the laws of the Republic of Panama (“Jupili”), pursuant to which the Company agreed to acquire all of the outstanding capital stock of Global Trek Xploration  in exchange for the issuance of approximately 18,000,001 shares of the Company’s common stock to the Selling Shareholders for all of the issued and outstanding shares of Global Trek Xploration  on the basis of 0.8525343 shares of GTX Corp for every one share of Global Trek Xploration (the “Reverse Merger” or “Exchange Transaction”).  The Exchange Transaction closed on March 14, 2008 (the “Closing” or the “Closing Date”). A copy of the Exchange Agreement was attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated March 20, 2008 filed with the Securities Exchange Commission (“SEC”) and is incorporated herein by reference.

Effective March 14, 2008, we completed a merger with our wholly owned subsidiary, GTX Corp, a Nevada corporation, which we formed in February 2008 in connection with the Exchange Transaction.  As a result of the merger, we changed our company’s name from “Deeas Resources Inc.” to “GTX Corp”. Also on March 14, 2008, we effected a 20.71 for 1 forward stock split of our authorized, issued and outstanding common stock.

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

The issuance of the Company’s shares of common stock in connection with the Exchange is intended to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant Section 4(2)and such other available exemptions.  As such, these issued securities may not be offered or sold in the United States unless they are registered under the Securities Act, or an exemption from the registration requirements of the Securities Act is available. No registration statement covering these securities has been filed with the SEC or with any state securities commission in respect of the Exchange Transaction.

The closing of the transactions contemplated by the Exchange Agreement and the closing of the Financing, which is described below, occurred on March 14, 2008. Following the Closing, Global Trek Xploration became our wholly owned subsidiary.

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

At Closing, pursuant to the Exchange Agreement, we also converted a $1,000,000 bridge loan to Global Trek Xploration (“Bridge Loan”) held by Jupili plus accrued interest into Units at $0.75 per Unit, based upon the same terms and conditions as the Financing. Thus, at Closing we also issued 1,374,334 shares of common stock to Jupili and Warrants to purchase an aggregate of 1,374,334 shares of our common stock to Jupili.

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

However, we are required to register the shares of common stock and the shares issuable upon exercise of the Warrants issued in the Financing and upon conversion of the Jupili bridge loan under a registration statement filed with the SEC (the “Registration Statement”) as soon as practicable after Closing. If we fail to file the Registration Statement to register the Securities for resale within forty five (45) days after the filing of the Current Report on Form 8-K to announce the Closing we shall be required to pay Jupili liquidated damages equal to 5% of the total offering of the Financing, payable in Units on the same terms as the Financing (the “Additional Units”), and will register the Additional Units in the Registration Statement. Jupili extended the filing date to May 14, 2008 and the Company filed the Registration Statement on May 12, 2008

Further, Jupili guarantees that no less than 1,000,000 Warrants will be exercised in cash within six months of the Closing, provided that if the Registration Statement is not filed as provided above, the exercise period will be extended so that Jupili guarantees that no less than 1,000,000 Warrants will be exercised in cash within ten (10) months of the Closing.  If the Warrants are not exercised at the end of such six month period (or ten (10) months, if extended as required), GTX shall have the right to compel Jupili to purchase 1,000,000 shares of common stock in the capital of GTX Corp at $1.25 per share.

Except for the Exchange Agreement and the Transactions contemplated thereby, neither GTX Corp nor the sole officer and director of GTX Corp serving prior to the consummation of the Exchange Transaction had any material relationship with Global Trek Xploration or any of the Selling Shareholders.

For accounting purposes, the Merger was treated as an acquisition of GTX Corp and a recapitalization of Global Trek Xploration.  Global Trek Xploration is the accounting acquirer and the results of its operations carryover.  Accordingly, the operations of GTX Corp are not carried over from date of acquisition.

During the three months ended March 31, 2008, the Company no longer met the qualifications as a development stage company as defined in Financial Accounting Standards Board Statement No. 7. Accordingly, reporting as a development stage company is no longer deemed necessary.

Operations Overview
Global Trek Xploration develops, patents and integrates miniaturized Assisted GPS tracking and cellular location-transmitting technology for consumer products and applications. As the underlying technology, the Company works with license branded partners to deliver these innovative solutions to the consumer in a wide variety of wearable location devices. Our Personal Location Services (PLS) suite delivers remote, continuous real-time oversight of loved ones and high-value assets. Its licensing model and a user friendly format allows it to transparently embed its technology into a wide variety of consumer branded products.  In addition to geo spatial location-reporting, which provides peace of mind to caretakers, our scalable GpVector™ technology platform is also designed to deliver new and innovative life style based applications, from interactive real-time gaming to performance and health / exercise monitoring. The unprecedented miniaturization of its electronics offers a whole new category of portable hosts to deliver a wide range of new consumer-oriented high tech wearable solutions. Our first product was GPS-enabled footwear for children and the elderly with dementia. Additional deployments in progress include exercise monitoring, law enforcement, maritime applications, pet tracking, cellular handsets, automotive/commercial/payload tracking and many others. Global Trek Xploration holds one patent and had seven additional patents pending. With more than five years in research and development, strategic partnerships, and an ongoing program of intellectual property protection, we continue our ongoing efforts to advance the wearable GPS technology industry and the PLS space. GTX California’s approach is to be the value-added supporting brand to master consumer brands. Our driving goal is to utilize advanced assisted GPS, cellular and Internet technology, then integrate that technology with branded consumer products and collectively deliver solutions which will benefit people and society.

Results of Operations

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

The information in the table below represents our statement of operations detail for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
	$	% of Revenues	$	% of Revenues

Revenues	$91,379	100%	$8,000	100%
Cost of goods sold	78,824	86%	-	-%
Net profit	12,555	14%	8,000	100%
Operating expenses	1,061,730	1,162%	271,429	3,393%
Loss from operations	(1,049,175)	(1,148)%	(263,429)	(3,293)%
Other income (expense)	(60,325)	(66)%	(511)	(6)%
Net Loss	$(1,109,500)	(1,214)%	$(263,940)	(3,299)%

Revenues
Our revenues increased by approximately $83,000 or 1,042% during the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The increase is due to the fact that the company had an active customer in 2008 but had no active customers in 2007. This customer purchased various design and enhancement services to allow our GPS technology to better integrate into this customers products and they also purchased website design and functionality services from the Company in anticipation of the customer’s launch in April 2008. The $8,000 of revenue recognized during the three months ended March 31, 2007 was received from one customer in connection with a licensing agreement which was terminated.

Cost of goods sold
Cost of goods sold during the three months ended March 31, 2008 consists of the cost of the design and enhancement services we provided to a customer to allow our GPS technology to better integrate into this customers products and the cost to provide this customer website design and functionality services.

Operating expenses

Our operating expenses include our salaries and professional fees, stock based compensation expense, research and development and general and administrative costs. Total operating expenses for the three months ended March 31, 2008 increased approximately $790,000 or 291% as compared to total operating expenses for the three months ended March 31, 2007.  The increase in operating expenses is attributed to the following:

•
Stock based compensation expense increased approximately $376,000. On March 14, 2008, the Company adopted its 2008 Equity Compensation Plan (“2008 Plan”) in which we are authorized to grant stock options, stock awards and stock appreciation rights to our employees, officers, directors and consultants, as defined in the 2008 Plan. In conjunction with the 2008 Plan, we granted options to purchase a total of 3,945,000 shares of common stock and we granted 480,000 shares of common stock during the three months ended March 31, 2008, resulting in approximately $380,000 expensed to stock based compensation.

•	Professional fees increased approximately $228,000 primarily due to legal and accounting fees related to the Reverse Merger and the $2 million Financing
•
Salaries increased approximately $71,000 primarily due to the hiring of various employees during 2007 and the first quarter of 2008 and an increase in the salaries of many of the long standing employees.

Other Income (Expense)

During the three months ended March 31, 2008, we recognized $2,186 of interest income as compared to $1,488 recognized during the three months ended March 31, 2007.

During the three months ended March 31, 2008, we reported interest expense of $62,511 as compared to $1,999 for the three months ended March 31, 2007.  The reported increase is primarily attributed to the recognition of a $40,000 financing fee paid in conjunction with the Financing which closed on March 14, 2008, as well as the related interest on the Note Payable accruing at 10% per annum.

Net Loss

During the three months ended March 31, 2008, we reported a net loss of $1,109,500 as compared to a net loss of $263,940 for the three months ended March 31, 2007, due primarily to an increase in operating expenses as discussed above.

Liquidity and Capital Resources

Net cash used in operating activities was $578,911 for the three months ended March 31, 2008 compared to $226,173 for the three months ended March 31, 2007. The increase in cash used in operating activities is primarily attributable to the purchase of inventory parts as well as an increase in accounts receivable.

Net cash used in investing activities during the three months ended March 31, 2008 was $4,480 resulting from the purchase of property and equipment. The Company utilized no cash for investing purposes during the three months ended March 31, 2007.

Net cash provided by financing activities during the three months ended March 31, 2008 and 2007 was $2,398,799 and $70,000, respectively. During the first quarter of 2008, the Company issued 2,666,668 shares of common stock resulting in proceeds of $2,000,000. Additionally, $398,799 was received from the exercise of warrants.

We currently rely on cash flows from financing activities to fund our capital expenditures and to support our working capital requirements. We expect that future cash requirements will principally be for capital expenditures and working capital requirements.

Future Financings

As a result of our reverse merger with Global Trek Xploration, we began operating as a GPS technology company as of March 14, 2008. We are focused on the development of a personal location device system (GpVector™) for licensing out to technology partners seeking to enable their products with GPS tracking capabilities.  We expect the initial launch of the GpVector™ during the second calendar quarter of 2008. Since inception, we have generated significant losses.  As of March 31, 2008, we had an accumulated deficit of approximately $5,150,000.  As a consolidated entity, we expect to incur continual losses until sometime in calendar year 2009, although we expect to begin generating revenues from the sale of our product sometime during the first six months of calendar 2008.

We have a limited history of operations.  To date, operations have been funded primarily through personal loans from shareholders and the private placement of our common stock and convertible notes.  As of March 31, 2008, we had $2,551,345 in cash and cash equivalents.  We believe that our available cash and cash equivalents will be sufficient to fund anticipated levels of operations for the next twelve months only.

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

In May 2008 we completed a sale to thirty-four (34) investors (“Additional Financing”) of 1,742,000 units (“Additional Units”) of the Company’s securities at a price of $1.00 per Additional Unit. Each Additional Unit consists of one common share and one share purchase warrant (“Additional Warrant”). Each Additional Warrant is exercisable at an exercise price of $1.50 per share for a three-year term. The common stock and common shares underlying the Additional Warrants sold in this Additional Financing have piggy-back registration rights.

We agreed to pay up to 7% cash and 7% warrant coverage as commissions to registered broker-dealers or unregistered finders in connection with the Additional Financing. As a result we paid an aggregate of $118,750 and 118,750 Additional Warrants to Five (5) finders and, of that amount, Mr. Matthew Williams, the brother of our Chief Financial Officer, Murray Williams, received $20,300 and 20,300 Additional Warrants from GTX Corp for his services as a finder.

Further, as a bonus for the successful completion of over one million dollars of Additional Financing, Patrick E. Bertagna, our Chief Executive Officer and Chairman, Murray Williams, our Chief Financial Officer, and Patrick Aroff, a member of our board of directors, were each issued 40,000 shares of our common stock, and Louis Rosenbaum, a member of our board of directors, was issued 10,000 shares of our common stock.

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

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Recently Issued Accounting Standards

SFAS No. 157– In September 2006, the FASB issued Statement 157, “Fair Value Measurements”.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this Statement does not require any new fair value measurements.  However, for some entities, the application of this Statement will change current practice.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company has adopted this standard.

SFAS No. 159– In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. This statement is effective as of the first fiscal year that begins after November 15, 2007. The Company has adopted this standard.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide disclosure under this Item 3.

ITEM 4.  CONTROLS AND PROCEDURES.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  -  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS.
(a) Exhibits
2.1	Share Exchange Agreement dated March 4, 2008 by and among the Registrant, Global Trek Xploration, the shareholders of Global Trek Xploration and Jupili Investment S.A. (1)

3.1	Articles of Incorporation of the Registrant filed with the State of Nevada on April 7, 2006 (2)

3.2	Amended and Restated Bylaws of the Registrant(3)

10.1	Lease Agreement between Bar Code World Inc. and Patrick E. Bertagna, on the one hand, and Anjac Fashion Buildings dated December 27, 2007(4)

10.2	Employment Agreement between the Registrant and Patrick E. Bertagna dated March 14, 2008(5)

10.3	Employment Agreement between the Registrant and Christopher M. Walsh dated March 14, 2008(6)

10.4	Employment Agreement between the Registrant and Murray Williams dated March 14, 2008(7)

10.5	Form of Subscription Agreement(8)

10.6	License Agreement between Global Trek Xploration and My Athlete LLC dated September 15, 2007(9)

10.7	GTX Corp 2008 Equity Compensation Plan(10)

10.8	Form of Securities Purchase Agreement (11)

17.1	Resignation letter of Jeffrey Sharpe dated March 14, 2008(12)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
*Filed herewith

(1)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8K dated March 4, 2008.

(2)	Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form SB-2 as filed December 12, 2006.

(3)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8K dated March 14, 2008.

(4)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8K dated March 14, 2008.

(5)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8K dated March 14, 2008.

(6)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8K dated March 14, 2008.

(7)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8K dated March 14, 2008.

(8)	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8K dated March 14, 2008.

(9)	Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8K dated March 14, 2008.

(10)	Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8K dated March 14, 2008.

(11)	Incorporated by reference to Exhibit 10.8 to Registration Statement (File No. 333-150861) as filed on Form S-1 as filed May 12, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTX CORP

Date: May 12, 2008	By:	/s/ PATRICK E. BERTAGNA
Patrick E. Bertagna,
President, Chief Executive Officer and Chairman of the Board

Date: May 12, 2008	By:	/s/ MURRAY WILLIAMS
Murray Williams,
Chief Financial Officer, Treasurer and Secretary