Form 10-Q
period 2008-06-30
GTX CORP
filed 2008-08-14
CIK 1375793

FORM 10-Q UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐ .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐.   No ☒ .

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐.  No☐.   Not Applicable ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 38,520,463 common shares issued and outstanding as of August 13, 2008.

GTX CORP
For the quarter ended June 30, 2008

FORM 10-Q

PART I

ITEM 1. Interim Consolidated Financial Statements (unaudited):

GTX CORP
(Formerly Deeas Resources, Inc.)
CONSOLIDATED BALANCE SHEETS
June 30, 2008 and December 31, 2007

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$3,258,996	$735,937
Accounts receivable, net	25,810	-
Inventory, net	178,204	15,312
Other assets	99,767	-

Total current assets	3,562,777	751,249

Property and equipment, net	31,075	11,810
Deposits	4,796	-

Total assets	$3,598,648	$763,059

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$340,929	$351,849
Shareholder note payable	-	78,385
Convertible note payable	-	1,000,000
Total current liabilities	340,929	1,430,234

Total liabilities	340,929	1,430,234

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 2,071,000,000 shares authorized;
38,480,463 and 15,605,879 shares issued and outstanding at
June 30, 2008 and December 31, 2007, respectively	38,480	15,606
Additional paid-in capital	9,123,084	3,357,863
Accumulated deficit	(5,903,845)	(4,040,644)

Total stockholders’ equity (deficit)	3,257,719	(667,175)

Total liabilities and stockholders’ equity (deficit)	$3,598,648	$763,059

See accompanying notes to financial statements

GTX CORP
(Formerly Deeas Resources Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenues	$47,683	$18,000	$139,062	$26,000

Cost of goods sold	29,772	-	108,596	-

Gross margin	17,911	18,000	30,466	26,000

Operating expenses
Salaries and professional fees	532,746	246,313	1,459,087	405,040
Research and development	113,447	56,194	184,798	134,735
General and administrative	140,892	41,891	204,930	76,052

Total operating expenses	787,085	344,398	1,848,815	615,827

Loss from operations	(769,174)	(326,398)	(1,818,349)	(589,827)

Other income (expense)
Interest income	15,473	198	17,658	1,685
Interest expense	-	(1,959)	(62,511)	(3,957)

Net loss	$(753,701)	$(328,159)	$(1,863,202)	$(592,099)

Weighted average number of common
shares outstanding - basic and diluted	37,554,545	14,968,034	28,902,145	14,907,442

Net loss per share - basic and diluted	$(0.02)	$(0.02)	$(0.06)	$(0.04)

See accompanying notes to financial statements

GTX CORP
(Formerly Deeas Resources Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	For the six months ended June 30,
	2008	2007
Cash flows from operating activities
Net loss	$(1,863,202)	$(592,099)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	5,359	1,309
Stock based compensation	565,313	66,170
Changes in operating assets and liabilities
Accounts receivable	(25,810)	-
Inventory	(162,892)	-
Other current and non-current assets	(73,209)	-
Accounts payable and accrued expenses	95,074	125,275

Net cash used in operating activities	(1,459,367)	(399,345)

Cash flows from investing activities
Purchase of property and equipment	(24,624)	-

Net cash used in investing activities	(24,624)	-

Cash flows from financing activities
Proceeds from issuance of common stock	3,732,000	-
Proceeds from issuance of common stock from exercise of stock warrants	398,800	182,000
Commissions paid in relation to May 2008 Financing	(123,750)	-

Net cash provided by financing activities	4,007,050	182,000

Net increase (decrease) in cash and cash equivalents	2,523,059	(217,345)

Cash and cash equivalents, beginning of period	735,937	245,461

Cash and cash equivalents, end of period	$3,258,996	$28,116

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

Supplementary disclosure of noncash financing activities:
Issuance of common stock for repayment of note payable	$(1,000,000)	$-
Issuance of common stock for repayment of shareholder note payable	$(78,385)	-
Issuance of common stock for repayment of accounts payable and accrued expenses	$(104,626)	-

See accompanying notes to financial statements

GTX CORP
(Formerly Deeas Resources Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	ORGANIZATION AND NATURE OF OPERATIONS

GTX Corp, a Nevada corporation (the “Company” or “GTX”) formerly known as Deeas Resources Inc., owns 100% of the issued and outstanding capital stock of 0758372 B.C. Ltd. and Global Trek Xploration. Concurrent with the March 14, 2008 Exchange Agreement described below, the Company changed its name from Deeas Resources Inc to GTX Corp. All of the Company's operations are currently conducted through Global Trek Xploration. Unless the context indicates otherwise, references herein to “we,” “our,” or the "Company" during periods prior to March 14, 2008 refer solely to Global Trek Xploration, while references to “we,” “our,” or the "Company" after March 14, 2008 refer to both GTX Corp and its subsidiaries; Global Trek Xploration and 0758372 B.C. Ltd.. All references to "Deeas" refer to Deeas Resources Inc. on a stand-alone basis prior to March 14, 2008.

GTX develops, patents and integrates miniaturized assisted GPS tracking and cellular location-transmitting technology for consumer products and applications. As the underlying technology provider, the Company works with license branded partners to deliver these innovative solutions to the consumer in a wide variety of wearable location devices. GTX’s Personal Location Services (“PLS") suite delivers remote, continuous real-time oversight of loved ones and high-value assets. Its licensing model and a user friendly format allows it to transparently embed its technology into a wide variety of consumer branded products. In addition to geo spatial location-reporting, which provides peace of mind to caretakers, the Company’s scalable GPVector technology platform is also designed to deliver new and innovative life style based applications, from interactive real-time gaming to performance and health / exercise monitoring. The unprecedented miniaturization of its electronics offers a whole new category of portable hosts to deliver a wide range of new consumer-oriented high tech wearable solutions.

The Company’s first product was GPS-enabled footwear for children and the elderly with dementia. Additional deployments in progress include exercise monitoring, law enforcement, maritime applications, pet tracking, cellular handsets, automotive/commercial/payload tracking and many others. The Company holds one patent and has nine additional patents pending. With six years of research and development and strategic partnerships, and a constant program of intellectual property protection, GTX continues its ongoing efforts to advance the wearable GPS technology industry and the PLS space. GTX’s approach is to be the value-added supporting brand to master consumer brands. The driving goal of the Company is to utilize advanced assisted GPS, cellular and Internet technology, then integrate that technology with branded consumer products and collectively deliver solutions which will benefit people and society.

Basis of Presentation

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

The unaudited interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period’s presentation. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2008 and the results of operations for the three and six months ended June 30, 2008 and 2007 and consolidated statements of cash flows for the six months ended June 30, 2008 and 2007. These interim consolidated financial statements should be read in conjunction with the Company’s Form S-1/Amendment No. 2 filed with the Securities Exchange Commission on August 12, 2008 which includes the audited financial statements and notes thereto of Global Trek Xploration as of December 31, 2007. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008.

Reverse Merger

On March 4, 2008, Deeas entered into the Share Exchange Agreement, (the “Exchange Agreement”), with Global Trek Xploration, the shareholders of Global Trek Xploration (the “Selling Shareholders”), and Jupili Investment S.A., a company incorporated under the laws of the Republic of Panama (“Jupili”).

Under the Exchange Agreement, the Company agreed to acquire all of the outstanding capital stock of Global Trek Xploration, following a 20.71 forward common stock split of Deeas. The closing of the transactions contemplated by the Exchange Agreement and the closing of the March 2008 Financing described below occurred on March 14, 2008 (the “Closing” or the “Closing Date”). Pursuant to the Exchange Agreement, at the Closing, Deeas issued 18,000,001 post forward split common shares of Deeas for all of the issued and outstanding shares of Global Trek Xploration on the basis of 0.8525343 shares of Deeas for every one share of Global Trek Xploration.  As a result, Global Trek Xploration is now a wholly-owned subsidiary of Deeas.  Concurrent with the Reverse Merger, Deeas changed its name to GTX Corp.

As a result of this Exchange Agreement, the Selling Shareholders acquired approximately 50% of the issued and outstanding common shares of the Company.  For accounting purposes, the merger was treated as an acquisition of Deeas and a recapitalization of Global Trek Xploration.  Global Trek Xploration is the accounting acquirer and the results of its operations carryover.  Accordingly, the operations of Deeas are not carried over and have been adjusted to $0.

Concurrent with the closing of this transaction, the Company cancelled 31,065,000 post forward split common shares (1,500,000 pre split common shares) which had been held by the sole director and officer of the Company prior to the reverse merger, completed a $2,000,000 private placement of units of the Company at $0.75 per unit (the “March 2008 Financing”) and converted a $1,000,000 Global Trek Xploration bridge loan and interest into units of the Company at $0.75 per unit.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenue is recognized when earned. Revenue related to licensing agreements is recognized over the term of the agreement. Revenue for services and products are recognized as the services are rendered and the products are shipped.

Revenues recognized during the three and six months ended June 30, 2008 were received from one customer primarily for products and services provided by the Company on the customer’s behalf. Revenues recognized during the three and six months ended June 30, 2007 were received from one customer in connection with a licensing agreement which was terminated.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include operating accounts, money market funds, and securities with original maturities of three months or less when purchased. The carrying amount of cash and cash equivalents approximates fair value, given the short maturity of those instruments. The cash and cash equivalents at June 30, 2008 are principally held by one institution which insures the Company’s individual accounts with the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 and the Securities Investor Protection Corporation (“SIPC”) up to $500,000.  At June 30, 2008, the Company had uninsured cash deposits in excess of the FDIC or SIPC insurance limit of approximately $2.6 million. As of June 30, 2008, no losses related to these uninsured amounts have been incurred.

Stock-based Compensation

Stock based compensation expense is recorded in accordance with SFAS 123R (Revised 2004), Share-Based Payment, for stock and stock options awarded in return for services rendered. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest.

Development Stage Company

During the six months ended June 30, 2008, the Company no longer met the qualifications as a development stage company as defined in Financial Accounting Standards Board Statement No. 7. Accordingly, reporting as a development stage company is no longer deemed necessary.

3.	INVENTORY

The components of inventory at June 30, 2008 consist of the following:

Raw materials	$8,561
Finished goods	169,643

Inventory	$178,204

4.	PROPERTY AND EQUIPMENT

Property and equipment, net, at June 30, 2008, consists of the following:

Computer and office equipment	$42,642
Less: accumulated depreciation	(11,567)

Total property and equipment, net	$31,075

Depreciation expense for the three and six months ended June 30, 2008 was $2,964 and $5,359, respectively. Depreciation expense for the three and six months ended June 30, 2007 was $655 and $1,309, respectively.

5.	EQUITY

March 2008 Financing

On March 13, 2008, concurrent with the reverse merger described in Note 1, we completed the sale of 2,666,668 units at $0.75 per unit, each unit consisting of one share of common stock and one stock purchase warrant. Each warrant is exercisable into an additional common share at $1.25 per share.

Jupili provided a bridge financing to Global Trek Xploration of $1,000,000 pursuant to a convertible loan agreement. The $1,000,000 plus accrued interest of $30,750 was converted into 1,374,334 units of the Company on the same terms and conditions as the private placement noted above.

The Company paid Jupili a success fee of 2% of the aggregate amount of the March 2008 Financing and the Bridge Financing of $60,000. Jupili has guaranteed that no less than 1,000,000 warrants will be exercised in cash on or before September 14, 2008, otherwise the Company shall have the right to compel Jupili to purchase 1,000,000 common shares of the Company at $1.25 per share.

The issuance of the Units in connection with the March 2008 Financing and upon conversion of the Jupili bridge loan is intended to be exempt from registration under the Securities Act pursuant to Regulation S. As such, these issued securities may not be offered or sold in the United States unless they are registered under the Securities Act, or an exemption from the registration requirements of the Securities Act is available.

However, we are required to register the shares of common stock and the shares issuable upon exercise of the Warrants issued in the March 2008 Financing and upon conversion of the Jupili bridge loan under a registration statement filed with the SEC (the “Registration Statement”) as soon as practicable after Closing. If we fail to file the Registration Statement to register the Securities for resale within forty five (45) days after the filing of the Current Report on Form 8-K to announce the Closing we shall be required to pay Jupili liquidated damages equal to 5% of the total offering of the March 2008 Financing, payable in Units on the same terms as the March 2008 Financing (the “Additional Units”), and will register the Additional Units in the Registration Statement. Jupili extended the filing date to May 14, 2008 and the Company filed the Registration Statement on May 12, 2008. This Registration Statement was subsequently amended and filed with the SEC on August 12, 2008.

May 2008 Financing

In May 2008 we completed a sale to thirty-two (32) investors (“May 2008 Financing”) of 1,732,000 units (“May 2008 Units”) of the Company’s securities at a price of $1.00 per unit. Each of the May 2008 Units consists of one common share and one share purchase warrant (“May 2008 Warrant”). Each May 2008 Warrant is exercisable at an exercise price of $1.50 per share for a three-year term. The common stock and common shares underlying the May 2008 Warrants sold in this May 2008 Financing have piggy-back registration rights.

We agreed to pay up to 10% cash and 10% warrant coverage as commissions to registered broker-dealers or unregistered finders in connection with the May 2008 Financing. Mr. Matthew Williams, the brother of our Chief Financial Officer, Murray Williams, received $20,300 and 20,300 May 2008 Warrants from GTX Corp for his services as a finder. We paid an aggregate of $26,950 and issued 26,950 May 2008 Warrants as commissions to three (3) other unregistered finders. In addition we paid Meyers Associates LP, a registered broker-dealer, $76,500 in cash commission and 71,500 May 2008 Warrants for the May 2008 Financing that they arranged for us. Thus, in total we paid $123,750 and 118,750 May 2008 Warrants to registered broker-dealers or unregistered finders in connection with the May 2008 Financing. The commissions are deemed a cost of capital and have been recorded at fair value as a reduction in additional paid-in capital in the accompanying interim consolidated financial statements.

Common Stock

In conjunction with the Reverse Merger, all of the issued and outstanding shares of Global Trek Xploration at March 14, 2008 were exchanged to GTX Corp common shares on the basis of .8525343 common shares of GTX Corp for every one share of Global Trek Xploration.

As a result of the Reverse Merger and the associated March 2008 Financing, (i) 13,999,960 shares of Deeas Resources common shares were recapitalized into GTX Corp, (ii) the Jupili bridge loan of $1,000,000 plus accrued interest of $30,750 was converted into 1,374,334 shares of common stock (as part of an above-described “Unit”) at $0.75 per unit and (iii) 2,666,668 shares of common stock (as part of an above-described “Unit”) were issued at $0.75 per unit in the March 2008 Financing. In addition, as partial consideration for their work on the Exchange Agreement and the March 2008 Financing, our attorneys, Richardson & Patel, were granted 80,000 units valued at $0.75 per unit. Such units were not issued until May 2008.

The Company also issued 480,000 shares of common stock from the 2008 Equity Compensation Plan at a value of $0.75 per share to various members of management and consultants as compensation for services rendered, the grant-date fair value of which was estimated at $360,000.

The Company sold 1,732,000 shares of stock to investors in connection with the May 2008 Financing. Additionally, as a bonus for exceeding $1,000,000 of proceeds in this financing, Patrick E. Bertagna, our Chief Executive Officer and Chairman, Murray Williams, our Chief Financial Officer, and Patrick Aroff, a member of our board of directors, were each issued 40,000 shares of our common stock, and Louis Rosenbaum, a member of our board of directors, was issued 10,000 shares of our common stock. The grant-date fair value of these shares was $130,000 and is recorded as a cost of capital in the accompanying interim consolidated financial statements.

During May 2008, the Company entered into a one year agreement with a third-party public relations firm. The terms of the agreement include the issuance of 17,500 shares of common stock to be paid to the public relations firm in 4 equal installments. The 17,500 shares of common stock have been issued and are held by the company in escrow to be delivered to the public relations firm in four equal quarterly installments during the 1-year term of the agreement. The fair value of these shares was estimated to be $37,625 based on the market price of the securities, as quoted on the OTCBB on the date of issuance. As of June 30, 2008, $6,271 has been expensed in the accompanying interim consolidated financial statements.

Common Stock Warrants

Since inception, the Company has issued numerous warrants to purchase shares of the Company’s common stock to shareholders, consultants and employees as compensation for services rendered. Prior to the Reverse Merger, there were 4,721,877 warrants outstanding. All of the 4,721,877 warrants were exercised for aggregate total proceeds of $398,799. The Company issued a total of 2,394,121 shares of its $.001 par value common stock for the warrant exercises. The Company offered a cashless exercise option to all of the warrant holders that did not want to pay cash to exercise all of their warrants. Various warrant holders opted to accept the cashless exercise option for some or all of their warrants. In addition, approximately $186,000 of indebtedness and related accrued interest were settled through the exercise of these warrants.

Of the 2,666,668 warrants sold in connection with March 2008 Financing, 1,000,002 and 1,666,666 are exercisable until March 14, 2009 and September 14, 2009, respectively. The fair value of the 2,666,668 warrants was estimated to be $158,000 using the Black-Scholes option pricing model based on the following assumptions: expected dividend yield 0%, expected volatility 50%, risk-free interest rate 2%, and expected life of 12-18 months.

The fair value of the 1,374,334 warrants issued to Jupili in connection with the March 2008 Financing was estimated to be $97,000 using the Black-Scholes option pricing model based on the following assumptions: expected dividend yield 0%, expected volatility 50%, risk-free interest rate 2%, and expected life of 18 months.

On March 16, 2008, the Company issued 25,000 warrants to purchase a like number of common shares at $0.75 per share, to a consultant for services rendered. The warrants expire on March 31, 2010. The fair value of the 25,000 warrants was estimated to be $5,510 using the Black-Scholes option pricing model based on the following assumptions: expected dividend yield 0%, expected volatility 50%, risk-free interest rate 2%, and expected life of 24 months and is recorded as compensation expense in the accompanying interim consolidated financial statements.

The fair value of the 80,000 warrants issued to our attorneys in conjunction with the March 2008 Financing units was estimated to be $12,000 using the Black-Scholes option pricing model based on the following assumptions: expected dividend yield 0%, expected volatility 50%, risk-free interest rate 3.0%, and expected life of 3 years.

The fair value of the 1,732,000 warrants issued in connection with the sale of the May 2008 Financing units was estimated to be $324,000 using the Black-Scholes option pricing model based on the following assumptions: expected dividend yield 0%, expected volatility 43%, risk-free interest rate 2.9%, and expected life of 3 years.

The fair value of the 118,750 warrants granted as commissions in connection with the May 2008 Financing was estimated to be $22,350 using the Black-Scholes option pricing model based on the following assumptions: expected dividend yield 0%, expected volatility 43%, risk-free interest rate 2.9%, and expected life of 3 years.

A summary of the Company’s warrant activity and related information for the six months ended June 30, 2008 is provided below:

		Number of
	Exercise Price	Warrants

Outstanding and exercisable at December 31, 2007	$0.42 - 0.59	4,721,877
Warrants exercised for cash	0.42 - 0.59	(871,479)
Cashless exercise of warrants	0.00	(3,493,635)
Warrants exercise as settlement of liabilities	0.42 - 0.59	(356,763)
Warrants granted	0.75 - 1.50	5,996,752
Outstanding and exercisable at June 30, 2008	0.36 - 1.50	5,996,752

Stock Warrants as of June 30, 2008
Exercise	Warrants	Remaining	Warrants
Price	Outstanding	Life (Years)	Exercisable

$1.50	1,850,750	2.83	1,850,750
$1.25	80,000	2.83	80,000
$1.25	1,000,002	0.75	1,000,002
$1.25	3,041,000	1.25	3,041,000
$0.75	25,000	1.75	25,000
	5,996,752		5,996,752

Common Stock Options
On March 14, 2008, we adopted the 2008 Equity Compensation Plan, the “2008 Plan,” pursuant to which we are authorized to grant stock options intended to qualify as Incentive Stock Options, “ISO”, under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified options, restricted and unrestricted stock awards and stock appreciation rights to purchase up to 7,000,000 shares of common stock to our employees, officers, directors and consultants, with the exception that ISOs may only be granted to employees of the Company and it’s subsidiaries, as defined in the 2008 Plan. The 2008 Plan shall be administered by a committee consisting of two or more members of the Board of Directors or if a committee has not been elected, the Board of Directors of the Company shall serve as the committee.

As of June 30, 2008, stocks and options were granted to members of our management and consultants at a price equal to the fair market value of the common stock at the date of grant. The stock options vest one-third following the one year anniversary of the grant date with the remainder vesting monthly over the following two years or as otherwise determined by the Board of Directors and generally expire three years following the vesting date, if not exercised.

For the three and six months ended June 30, 2008, the Company recorded compensation expense related to options granted under the 2008 Plan of $113,356 and $133,532, respectively.

 The fair value of option grants was estimated using the Black-Scholes option pricing model with the following assumptions:
Six Months Ended
June 30, 2008
Expected dividend yield (1)	0.00%
Risk-free interest rate (2)	2-2.9%
Expected volatility (3)	43-50%
Expected life (in years) (4)	4-6

(1)	The Company has no history or expectation of paying dividends on its common stock.

(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.

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

The Plan provides for the issuance of a maximum of 7,000,000 shares of which 2,452,000 were still available for issuance as of June 30, 2008.

Stock option activity under the Plan for the six months ended June 30, 2008 is summarized as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Grant Date Fair Value
Outstanding at December 31, 2007	-	$-	-
Options granted	4,068,000	$0.79	4.28	$1,198,966
Options exercised	-	$-	-
Options cancelled/forfeited/ expired	-	$-	-
Outstanding at June 30, 2008	4,068,000	$0.75	4.64	$1,198,966

Vested and expected to vest at June 30, 2008 (1)	4,068,000	$0.75	4.64	$1,198,966

Exercisable at June 30, 2008	45,000	$0.78	2.88	$21,508

(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

As of June 30, 2008, there was approximately $1.1 million of unrecognized compensation cost related to unvested stock options which is expected to be recognized monthly over approximately 3 years.  The Company intends to issue new shares to satisfy share option exercises.

Share-Based Compensation Payments

Total non-cash compensation expense for the three and six months ended June 30, 2008 and 2007 related to the issuance of stock, warrants, and options was as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Stock compensation	$6,271	$-	$426,271	$-
Warrant compensation	-	62,384	5,510	66,170
Options compensation	113,356	-	133,532	-

Total	$119,627	$62,384	$565,313	$66,170

Additionally, warrants valued at $22,350 and common stock valued at $130,000 were recorded as Additional Paid in Capital as a cost of raising capital.

6.	COMMITMENTS AND CONTINGENCIES

On December 27, 2007, the Company renegotiated the month to month lease agreement for office space in Los Angeles, California and entered into a two year lease agreement. Additionally, in June 2008, the Company entered into a two year lease agreement for office space in Palo Alto, California and paid the first six months of the lease in advance. Future minimum lease payments as of June 30, 2008 under these lease agreements are as follows:

2008	$4,230
2009	49,950
2010	21,030
$75,210

On May 16, 2008, the Company entered into an agreement with a public relations firm to provide quarterly research reports to both the Company and the public (upon approval by the Company) and provide market intelligence, as well as feedback from investor meetings, emails and conversations initiated by the public relations firm. In exchange for the services rendered, the public relations firm was granted 17,500 shares of the Company’s common stock valued at the closing price on May 7, 2008 of $2.15 per share (see Footnote #5). In addition to the shares of common stock, the public relations firm is paid $2,500 per month. The agreement will automatically renew on its one year anniversary unless cancelled at any time, by either party.

On June 12, 2008, the Company signed a letter of intent (“LOI”) with Phantom Fiber Corp, a Delaware corporation, (“PF”) with respect to the creation of a joint venture (the “JV”) between the parties to design, architect, develop, commercialize and bring to market mobile geo-specific applications and all related software applications. The LOI includes a term sheet requiring, among other things, equal non-cash asset contributions of no less than $2 million by each party, 50% ownership by both parties, 50% split of profits and losses to both parties and the JV will be for a period of up to seven years following its formation. The LOI and the rights and obligations of the parties hereunder shall terminate (i) 60 days after delivery and execution of the LOI by the last party; (ii) upon mutual written consent by both parties; (iii) upon closing of the final agreement; or (iv) by GTX or PF by written notice to the other party if there has been a material breach of this LOI by the other party.

The Company has various consulting agreements totaling approximately $50,000 per month, which can be terminated at will.

7.	SUBSEQUENT EVENTS

During July 2008, the Company’s Board of Directors designated for issuance a pool of 40,000 shares of “Unrestricted Stock” of the Company under the 2008 Plan (the “Award Pool”) for grant and issuance to various consultants and/or employees in lieu of paying them cash for their services. Additionally, the Company’s Board of Directors reserved for issuance a pool of 35,000 shares of the Company’s common stock (“Restricted Stock Award Pool”) for grant and issuance to various consultants and/or employees in lieu of paying them cash for their services. These shares of common stock will not be issued under the Company’s 2008 Plan and will be subject to restrictions upon transfer pursuant to Rule 144, as promulgated under the Securities Act of 1933, as amended. The Company’s Board of Directors created a committee (the “Stock Award Committee”) that will have the authority to grant and issue awards from both the Award Pool and the Restricted Stock Award Pool.

During July 2008, the Board of Directors granted 30,000 shares of common stock of the Company, reserved for under the 2008 Plan, to a non-executive employee. Such shares were not issued from the Award Pool. Additionally, the Stock Award Committee granted 10,000 shares of common stock from the Restricted Stock Award Pool to various consultants.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report include forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "proposed," "intended," or "continue" or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other "forward-looking" information. There may be events in the future that we are not able to accurately predict or control. You should be aware that the occurrence of any of the events described in this Quarterly Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.

As used in this Quarterly Report, the terms "we", "us", "our", “Registrant”, “the Company” and "GTX Corp" mean GTX Corp (formerly known as Deeas Resources Inc.), and our operational wholly-owned subsidiary Global Trek Xploration, a California corporation, unless otherwise indicated.

Introduction

GTX Corp was incorporated in the State of Nevada on April 7, 2006 under its former name “Deeas Resources Inc.”   Effective March 14, 2008, we completed a reverse take over transaction with our wholly owned subsidiary, Global Trek Xploration, a California corporation.  As a result of the merger, we changed our company’s name from “Deeas Resources Inc.” to “GTX Corp” and currently operate through our wholly owned subsidiary, Global Trek Xploration.

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

The information in the tables below represents our statement of operations detail for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007.

	Three Months Ended
	June 30,
	2008		2007
	$	% of Revenues	$	% of Revenues
Revenues	$47,683	100%	$18,000	100%
Cost of goods sold	29,772	62%	-	-%
Net profit	17,911	38%	18,000	100%
Operating expenses	787,085	1,651%	344,398	1,913%
Loss from operations	(769,174)	(1,613)%	(326,398)	(1,813)%
Other income (expense)	15,473	32%	(1,761)	(10)%
Net loss	$(753,701)	(1,581)%	$(328,159)	(1,823)%

	Six Months Ended
	June 30,
	2008		2007
	$	% of Revenues	$	% of Revenues
Revenues	$139,062	100%	$26,000	100%
Cost of goods sold	108,596	78%	-	0%
Net profit	30,466	22%	26,000	100%
Operating expenses	1,848,815	1,329%	615,827	2,369%
Loss from operations	(1,818,349)	(1,307)%	(589,827)	(2,269)%
Other income (expense)	(44,853)	(32)%	(2,272)	(9)%
Net loss	$(1,863,202)	(1,339)%	$(592,099)	(2,278)%

Revenues

Our revenues increased by approximately $30,000 or 167% during the three months ended June 30, 2008 compared to the three months ended June 30, 2007 and increased by approximately $113,000 or 435% during the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The increase is due to the fact that the company had an active customer in 2008 but had no active customers in 2007. This customer purchased various design and enhancement services to allow our GPS technology to better integrate into this customers products and they also purchased website design and functionality services from the Company in anticipation of the customer’s launch in the third quarter of 2008. The revenue recognized during the three and six months ended June 30, 2007 was received from one customer in connection with a licensing agreement which was terminated.

Cost of goods sold

Cost of goods sold during the three and six months ended June 30, 2008 consists of the cost of the design and enhancement services we provided to a customer to allow our GPS technology to better integrate into this customers products and the cost to provide this customer website design and functionality services.

Operating expenses

Our operating expenses include our salaries and professional fees, stock based compensation expense, research and development and general and administrative costs. Total operating expenses for the three months ended June 30, 2008 increased approximately $443,000 or 129% as compared to total operating expenses for the three months ended June 30, 2007.  Total operating expenses for the six months ended June 30, 2008 increased approximately $1,233,000 or 200% as compared to total operating expenses for the six months ended June 30, 2007. The increase in operating expenses is primarily attributed to the following:

•
Stock based compensation expense was approximately $120,000 and $565,000 for the three and six months ended June 30, 2008, respectively. On March 14, 2008, the Company adopted its 2008 Equity Compensation Plan (“2008 Plan”) in which we are authorized to grant stock options, stock awards and stock appreciation rights to our employees, officers, directors and consultants, as defined in the 2008 Plan. In conjunction with the 2008 Plan, as of June 30, 2008 we had granted options to purchase a total of 4,068,000 shares of common stock resulting in stock based compensation expense of approximately $113,000 and $133,000 for the three and six months ended June 30, 2008. Additionally, we granted 480,000 shares of common stock valued at $360,000 to various members of management. We also granted stock and/or warrants to consultants for services rendered resulting in stock based compensation expense of approximately $6,000 and $72,000 during the three and six months ended June 30, 2008. Stock based compensation expense was minor during the three and six months ended June 30, 2007.

•
Professional fees increased approximately $92,000 and $346,000 for the three and six months ended June 30, 2008, respectively primarily due to legal and accounting fees related to the Reverse Merger, the Financing, the Additional Financing and the filing of the Registration Statement.

•
Salaries increased approximately $144,000 and $215,000 for the three and six months ended June 30, 2008, respectively. The increase is primarily due to the hiring of various employees during the later part of 2007 and the first quarter of 2008, as well as an increase in the salaries of many of the long standing employees.

Other Income (Expense)

 During the three and six months ended June 30, 2008, we recognized $15,473 and $17,658, respectively of interest income as compared to $198 and $1,685 recognized during the three and six months ended June 30, 2007. This increase is attributable to our increase in cash and cash equivalents resulting from the Financing and Additional Financing which are substantially held in short-term (maturities of less than three months) commercial paper and money market investments.

During the three and six months ended June 30, 2008, we reported interest expense of $0 and $62,511, respectively as compared to $1,959 and $3,958 for the three months and six months ended June 30, 2007, respectively.  The reported increase is primarily attributed to a $40,000 fee paid in conjunction with the Financing which closed on March 14, 2008 as well as interest expense on the Note Payable to Jupili accruing at 10% per annum during the first quarter of 2008. The Note Payable was converted to common stock in connection with the Exchange Transaction during March 2008.

Net Loss

 During the three months and six months ended June 30, 2008, we reported a net loss of $754,000 and $1,863,000, respectively as compared to a net loss of $328,000 and $592,000 for the three and six months ended June 30, 2007, respectively, due primarily to an increase in operating expenses as discussed above.

Liquidity and Capital Resources

Net cash used in operating activities was $1,459,000 for the six months ended June 30, 2008 compared to $399,000 for the six months ended June 30, 2007. The increase in cash used in operating activities is primarily attributable expenses incurred in the development of our product and an increase in salaries and professional fees resulting from the growth of the Company.

Net cash used in investing activities during the six months ended June 30, 2008 was $25,000 resulting from the purchase of property and equipment. The Company utilized no cash for investing purposes during the six months ended June 30, 2007.

Net cash provided by financing activities during the six months ended June 30, 2008 and 2007 was $4,007,000 and $182,000, respectively. The increase is due to the Company issuing 4,398,668 shares of common stock resulting in proceeds of $3,732,000 and receiving $398,800 from the exercise of warrants during the six months ended June 30, 2008.

We currently rely on cash flows from financing activities to fund our capital expenditures and to support our working capital requirements. We expect that future cash requirements will principally be for capital expenditures and working capital requirements.

Future Financings
As a result of our reverse merger with Global Trek Xploration, we began operating as a GPS technology company as of March 14, 2008. We are focused on the development of a personal location device system (GpVector™) for licensing out to technology partners seeking to enable their products with GPS tracking capabilities. We expect the initial launch of the GpVector™ during the third calendar quarter of 2008. Since inception, we have generated significant losses. As of June 30, 2008, we had an accumulated deficit of approximately $6,317,000. As a consolidated entity, we expect to incur continual losses until sometime in calendar year 2009, although we expect to begin generating revenues from the sale of our product sometime during the first nine months of calendar 2008.

We have a limited history of operations. To date, operations have been funded primarily through personal loans from shareholders, the private placement of our common stock and convertible notes. As of June 30, 2008, we had $3,258,996 in cash and cash equivalents. We believe that our available cash and cash equivalents will be sufficient to fund anticipated levels of operations for the next twelve months.

Over the next six months, we expect to devote approximately $400,000 to continue our research and development efforts to include all aspects of hardware, software and interface customization, and website development. In addition, during that time period we expect to expend approximately $250,000 to develop our sales, marketing and manufacturing programs associated with the commercialization and licensing of the GpVector™ technology. We expect to fund general overhead requirements using cash on hand.

Our funding requirements will depend on numerous factors, including:

•	Costs involved in the completion of the hardware, software and interface customization, and website necessary to commence the commercialization of the GpVector™;

•	The costs of outsourced manufacturing;

•	The costs of licensing activities, including product marketing and advertising; and

•	Our revenues, if any from successful licensing of the GpVector™ technology.

As noted above, based on budgeted expenditures, we believe that we will have sufficient liquidity to satisfy our cash requirements for the next twelve months. If our existing resources prove to be insufficient to satisfy our liquidity requirements during that timeframe, we will need to raise additional external funds through the sale of additional equity or debt securities. In any event, as noted above, we may need to raise additional funds during the next 12 months to finance the costs of ongoing research and development and related expenses, as well as sales and marketing expenses. The sale of additional equity securities will result in additional dilution to our shareholders. Sale of debt securities could involve substantial operational and financial covenants that might inhibit our ability to follow our business plan. Additional financing may not be available in amounts or on terms acceptable to us or at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our financial conditions and operating results.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

The financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below.

We have identified the following critical accounting policies that are most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The following is a review of the more critical accounting policies and methods used by us:

Revenue Recognition

Revenue is recognized when earned. Revenue related to licensing agreements is recognized over the term of the agreement. Revenue for services and products are recognized as the services are rendered and the products are shipped.

Inventory

Inventory consists of finished units and various components that go into the final product such as antennas, batteries, control boards, SIM card holders, etc. Inventory is valued at the lower of cost (first-in, first-out) or net realizable value. The Company evaluates its inventory for excess and obsolescence on a regular basis. In preparing the evaluation the Company looks at the expected demand for the product, as well as changes in technology, in order to determine whether or not a reserve is necessary to record the inventory at net realizable value. After performing a review of the inventory as of June 30, 2008, we determined that the net realizable value is greater than the cost thus inventory is recorded at cost as of June 30, 2008. If actual market conditions are less favorable than those projected by management, inventory write-downs may be required.

Development Stage Company

During the three months ended March 31, 2008, the Company no longer met the qualifications as a development stage company as defined in Financial Accounting Standards Board Statement No. 7. Accordingly, reporting as a development stage company is no longer deemed necessary.

Recently Issued Accounting Standards

SFAS No. 157- In September 2006, the FASB issued Statement 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has adopted this standard.

SFAS No. 159- In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. This statement is effective as of the first fiscal year that begins after November 15, 2007. The Company has adopted this standard.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” we are not required to provide the information under this Item 3.

ITEM 4T.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report (the “Evaluation Date”). Based upon the evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS.

As a “smaller reporting company”, we are not required to provide disclosure under this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 16, 2008, we entered into a consulting agreement with Vista Partners, LLC for consulting services whereby we agreed to issue an aggregate of 17,500 shares of our common stock valued at an aggregate of $37,500 to Vista Partners LLC as consideration for services. Services are to be rendered from May 16, 2008 until May 15, 2009. One certificate for 4,375 shares has been delivered and the remainder are held in escrow by the Company and vest quarterly commencing September 30, 2008. The Company is relying upon exemption from registration requirements pursuant to Section 4(2) of the Securities Act for the issuance of these shares.

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

GTX CORP

/s/ PATRICK E. BERTAGNA
Date: August 14 2008By:	Patrick E. Bertagna, President, Chief Executive Officer and Chairman of the Board

/s/ MURRAY WILLIAMS
Date: August 14, 2008By:	Murray Williams, Chief Financial Officer, Treasurer and Secretary