Form 10-Q
period 2008-09-30
GTX CORP
filed 2008-11-05
CIK 1375793

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 38,658,540 common shares issued and outstanding as of November 4, 2008.

GTX CORP
For the quarter ended September 30, 2008
FORM 10-Q

PART I

ITEM 1. Interim Consolidated Financial Statements (unaudited):

GTX CORP
(Formerly Deeas Resources, Inc.)
CONSOLIDATED BALANCE SHEETS
September 30, 2008 and December 31, 2007

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$2,645,658	$735,937
Accounts receivable, net	127,486	-
Inventory, net	16,457	15,312
Other assets	60,637	-

Total current assets	2,850,238	751,249

Property and equipment, net	70,157	11,810
Deposits	5,245	-

Total assets	$2,925,640	$763,059

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$275,481	$351,849
Shareholder note payable	-	78,385
Convertible note payable	-	1,000,000
Total current liabilities	275,481	1,430,234

Total liabilities	275,481	1,430,234

Commitments

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 2,071,000,000 shares authorized; 38,640,079 and 15,605,879 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	38,640	15,606
Additional paid-in capital	9,501,355	3,357,863
Accumulated deficit	(6,889,836)	(4,040,644)

Total stockholders’ equity (deficit)	2,650,159	(667,175)

Total liabilities and stockholders’ equity (deficit)	$2,925,640	$763,059

See accompanying notes to financial statements

GTX CORP
(Formerly Deeas Resources Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues	$235,102	$-	$374,165	$26,000

Cost of goods sold	193,864	-	302,461	-

Gross margin	41,238	-	71,704	26,000

Operating expenses
Salaries and professional fees	795,242	169,708	2,272,581	574,748
Research and development	112,632	64,073	307,288	198,808
General and administrative	133,355	29,812	310,175	105,864

Total operating expenses	1,041,229	263,593	2,890,044	879,420

Loss from operations	(999,991)	(263,593)	(2,818,340)	(853,420)

Other income (expense)
Interest income	14,000	-	31,659	1,686
Interest expense	-	(1,960)	(62,511)	(5,918)

Net loss	$(985,991)	$(265,553)	$(2,849,192)	$(857,652)

Weighted average number of common shares outstanding - basic and diluted	38,540,772	15,114,004	32,138,473	14,977,052

Net loss per share - basic and diluted	$(0.03)	$(0.02)	$(0.09)	$(0.06)

See accompanying notes to financial statements

GTX CORP
(Formerly Deeas Resources Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	For the nine months ended September 30,
	2008	2007
Cash flows from operating activities
Net loss	$(2,849,192)	$(857,652)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	11,193	1,964
Stock based compensation	953,149	103,534
Changes in operating assets and liabilities
Accounts receivable	(127,486)	266,498
Inventory	(1,145)	-
Other current and non-current assets	(43,934)	-
Accounts payable and accrued expenses	29,625	-

Net cash used in operating activities	(2,027,790)	(485,656)

Cash flows from investing activities
Purchase of property and equipment	(69,539)	-

Net cash used in investing activities	(69,539)	-

Cash flows from financing activities
Proceeds from issuance of common stock	3,732,000	10,000
Proceeds from issuance of common stock from exercise of stock warrants	398,800	272,000
Commissions paid in relation to May 2008 Financing	(123,750)	-

Net cash provided by financing activities	4,007,050	282,000

Net increase (decrease) in cash and cash equivalents	1,909,721	(203,656)

Cash and cash equivalents, beginning of period	735,937	245,461

Cash and cash equivalents, end of period	$2,645,658	$41,805

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

Supplementary disclosure of noncash financing activities:
Issuance of common stock for repayment of note payable	$1,000,000	$-
Issuance of common stock for repayment of shareholder note payable	$78,385	$-
Issuance of common stock for repayment of accounts payable and accrued expenses	$104,626	$-
Issuance of common stock for other asset	$37,625	$-

See accompanying notes to financial statements

GTX CORP
(Formerly Deeas Resources Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	ORGANIZATION AND NATURE OF OPERATIONS

GTX Corp, a Nevada corporation (the “Company” or “GTX”) formerly known as Deeas Resources Inc., owns 100% of the issued and outstanding capital stock of Global Trek Xploration. On September 22, 2008, the Company dissolved 0758372 B.C. Ltd. Concurrent with the March 14, 2008 Exchange Agreement described below, the Company changed its name from Deeas Resources Inc. to GTX Corp. All of the Company's operations are currently conducted through Global Trek Xploration. Unless the context indicates otherwise, references herein to “we,” “our,” or the "Company" during periods prior to March 14, 2008 refer solely to Global Trek Xploration, while references to “we,” “our,” or the "Company" after March 14, 2008 refer to both GTX Corp and its subsidiary; Global Trek Xploration. All references to "Deeas" refer to Deeas Resources Inc. on a stand-alone basis prior to March 14, 2008.

We developed and patented an integrated miniaturized 2-Way GPS™ tracking and location aware technology for consumer products and applications. As the underlying technology provider, the Company works with branded license partners to deliver these innovative solutions to the consumer in a wide variety of wearable location devices. Our gpVector Personal Location Services (“GPS/PLS") suite delivers remote real-time oversight of loved ones and high-value assets. Our licensing model and a user friendly format allows us to transparently embed the technology into a wide variety of branded consumer products.  In addition to geo spatial location-reporting, which provides peace of mind to caretakers, the Company’s scalable gpVector™ technology platform is also designed to deliver new and innovative life style based applications.  Some of those are interactive real-time gaming and performance, health / exercise monitoring and geo specific social networking. The miniaturization of the electronics offers a whole new category of portable hosts to deliver a wide range of new people-oriented wearable 2 way GPS/PLS solutions.

GTX Corp’s vision at the inception of the Company was GPS-enabled footwear for young children and the elderly with dementia. The Company has expanded that to now include embedded 2-Way GPS™ technology providing an extensive gpVector™ platform.  Additional deployments in progress include exercise monitoring, law enforcement, maritime applications, military and first responders, cellular handsets for social networking, automotive/commercial/payload tracking and many others. The Company holds one patent, has two that have been noticed for allowance by the USPTO and has fifteen additional patents pending.  With six years of research and development, key strategic technology partnerships, and a diligent ongoing policy of intellectual property protection, GTX Corp continues its efforts to advance the wearable GPS industry and the 2-Way GPS/PLS space. GTX Corp’s approach is to be the value-added supporting brand to master consumer brands. The driving goal of the Company is to utilize advanced assisted GPS, cellular and Internet technologies, then integrate that technology with branded consumer products and collectively deliver solutions which will benefit people and society.

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

The unaudited interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period’s presentation. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2008 and the results of operations for the three and nine months ended September 30, 2008 and 2007 and consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007. These interim consolidated financial statements should be read in conjunction with the Company’s Prospectus filed with the Securities Exchange Commission on August 14, 2008 which includes the audited financial statements and notes thereto of Global Trek Xploration as of December 31, 2007. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008.

Reverse Merger
On March 4, 2008, Deeas entered into the Share Exchange Agreement, (the “Exchange Agreement”), with Global Trek Xploration, the shareholders of Global Trek Xploration (the “Selling Shareholders”), and Jupili Investment S.A., a company incorporated under the laws of the Republic of Panama (“Jupili”).

Under the Exchange Agreement, the Company agreed to acquire all of the outstanding capital stock of Global Trek Xploration, following a 20.71 forward common stock split of Deeas. The closing of the transactions contemplated by the Exchange Agreement and the closing of the March 2008 Financing described below occurred on March 14, 2008 (the “Closing” or the “Closing Date”). Pursuant to the Exchange Agreement, at the Closing, Deeas issued 18,000,001 post forward split common shares of Deeas for all of the issued and outstanding shares of Global Trek Xploration on the basis of 0.8525343 shares of Deeas for every one share of Global Trek Xploration.  As a result, Global Trek Xploration became a wholly-owned subsidiary of Deeas.  Concurrent with the Reverse Merger, Deeas changed its name to GTX Corp.

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

Revenues recognized during the three and nine months ended September 30, 2008 were received from one customer primarily for sale of approximately 900 gpVector™ Powered Athlete Tracking Systems. Revenues recognized during the three and nine months ended September 30, 2007 were received from one customer in connection with a licensing agreement which was terminated.

Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include operating accounts, money market funds, and securities with original maturities of three months or less when purchased. The carrying amount of cash and cash equivalents approximates fair value, given the short maturity of those instruments. The cash and cash equivalents at September 30, 2008 are principally held by one institution which insures the Company’s individual accounts with the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 and the Securities Investor Protection Corporation (“SIPC”) up to $500,000.  At September 30, 2008, the Company had uninsured cash deposits in excess of the FDIC or SIPC insurance limit of approximately $2.0 million. As of September 30, 2008, no losses related to these uninsured amounts have been incurred. As of today’s date all of the Company’s cash deposits are fully insured.

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

3.	INVENTORY

The components of inventory at September 30, 2008 consist of the following:

Raw materials	$16,050
Work in process	407

Inventory	$16,457

4.	PROPERTY AND EQUIPMENT

Property and equipment, net, at September 30, 2008, consists of the following:

Computer and office equipment	$71,118
Software	13,750
Trademarks	2,200
Less: accumulated depreciation	(16,911)

Total property and equipment, net	$70,157

Depreciation expense for the three and nine months ended September 30, 2008 was $5,834 and $11,193, respectively. Depreciation expense for the three and nine months ended September 30, 2007 was $655 and $1,964, respectively.

5.	EQUITY

March 2008 Financing

On March 13, 2008, concurrent with the reverse merger described in Note 1, we completed the sale of 2,666,668 units at $0.75 per unit, each unit consisting of one share of common stock and one stock purchase warrant. Each warrant is exercisable into an additional common share at $1.25 per share.

Jupili provided a bridge financing to Global Trek Xploration of $1,000,000 pursuant to a convertible loan agreement. The $1,000,000 loan plus accrued interest of $30,750 was converted into 1,374,334 units of the Company on the same terms and conditions as the private placement noted above.

The Company paid Jupili a success fee of 2% of the aggregate amount of the March 2008 Financing and the Bridge Financing of $60,000. Jupili has guaranteed that no less than 1,000,000 warrants will be exercised in cash on or before January 14, 2009, otherwise the Company shall have the right to compel Jupili to purchase 1,000,000 common shares of the Company at $1.25 per share.

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

We filed a Registration Statement on May 12, 2008 with the SEC to register the shares of common stock and the shares issuable upon exercise of the Warrants issued in the March 2008 Financing and to register the shared issued upon conversion of the Jupili bridge loan (the “Registration Statement”). This Registration Statement was subsequently amended and filed with the SEC on August 12, 2008. The Prospectus was filed on August 14, 2008 and a Prospectus Supplement was filed on August 15, 2008 to incorporate the financial information for the period ended June 30, 2008.

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

During the first quarter of 2008, the Company issued 480,000 shares of common stock from the 2008 Equity Compensation Plan at a value of $0.75 per share to various members of management and consultants as compensation for services rendered, the grant-date fair value of which was estimated at $360,000. During the third quarter of 2008, the Company issued 151,616 shares of common stock from the 2008 Equity Compensation Plan at values ranging from $0.85 to $1.60 per share to various employees and consultants as compensation for services rendered, the grant-date fair value of which was estimated at $199,750.

During May 2008, the Company entered into a one year agreement with a third-party public relations firm. The terms of the agreement include the issuance of 17,500 shares of common stock to be paid to the public relations firm in 4 equal installments. The 17,500 shares of common stock have been issued and are held by the company in escrow to be delivered to the public relations firm in four equal quarterly installments during the 1-year term of the agreement. The fair value of these shares was estimated to be $37,625 based on the market price of the securities, as quoted on the OTCBB on the date of issuance. During the three and nine months ended September 30, 2008, $9,406 and $15,677, respectively has been expensed in the accompanying interim consolidated financial statements.

During July 2008, the Company’s Board of Directors reserved for issuance a pool of 40,000 shares of “Unrestricted Stock” of the Company under the 2008 Equity Compensation Plan for grant and issuance to various consultants and/or employees in lieu of paying them cash for their services (the “Award Pool”). The Company’s Board of Directors created a committee (the “Stock Award Committee”) that has the authority to grant and issue awards from the Award Pool. During August 2008, the Company engaged a consultant to perform research and development work. The number of shares consultant shall receive for each particular month during shall be equal to Twelve Thousand Dollars ($12,000) divided by the closing price of the Company’s common stock on the last day of each month the consultant provides the services. As of September 30, 2008, 14,116 shares of common stock at $0.85 per share had been issued to the consultant for the month of August 2008. On October 1, 2008, 18,461 shares of common stock valued at $0.65 per share were issued to the consultant as payment for September 2008 services.

During July 2008, the Company’s Board of Directors reserved for issuance a pool of 35,000 shares of the Company’s common stock (“Restricted Stock Award Pool”) for grant and issuance to various consultants and/or employees in lieu of paying them cash for their services. These shares of common stock will be subject to restrictions upon transfer pursuant to Rule 144, as promulgated under the Securities Act of 1933, as amended. The Company’s Board of Directors created a committee (the “Stock Award Committee”) that has the authority to grant and issue awards from the Restricted Stock Award Pool. During August 2008, the Company issued 8,000 shares of common stock at $1.60 per share from the Restricted Stock Award Pool to various consultants as compensation for services rendered, the grant-date fair value of which was estimated at $12,800.

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

A summary of the Company’s warrant activity and related information for the nine months ended September 30, 2008 is provided below:

		Number of
	Exercise Price	Warrants

Outstanding and exercisable at December 31, 2007	$0.42 – 0.59	4,721,877
Warrants exercised for cash	0.42 – 0.59	(871,479)
Cashless exercise of warrants	0.00	(3,493,635)
Warrants exercised as settlement of liabilities	0.42 – 0.59	(356,763)
Warrants granted	0.75 – 1.50	5,996,752
Outstanding and exercisable at September 30, 2008	0.75 - 1.50	5,996,752

Stock Warrants as of September 30, 2008
Exercise	Warrants	Remaining	Warrants
Price	Outstanding	Life (Years)	Exercisable

$ 1.50	1,850,750	2.67	1,850,750
$ 1.25	80,000	2.67	80,000
$ 1.25	1,000,002	0.50	1,000,002
$ 1.25	3,041,000	1.00	3,041,000
$ 0.75	25,000	1.50	25,000
	5,996,752		5,996,752

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

As of September 30, 2008, stocks and options were granted to members of our management and consultants at a price equal to the fair market value of the common stock at the date of grant. The stock options vest one-third following the one year anniversary of the grant date with the remainder vesting monthly over the following two years or as otherwise determined by the Board of Directors and generally expire three years following the vesting date, if not exercised.

The Company recognizes option expense ratably over the vesting periods. For the three and nine months ended September 30, 2008, the Company recorded compensation expense related to options granted under the 2008 Plan of $150,631 and $284,163, respectively.

The fair value of option grants was estimated using the Black-Scholes option pricing model with the following assumptions:

Nine Months Ended
September 30, 2008
Expected dividend yield (1)	0.00%
Risk-free interest rate (2)	2-3.3%
Expected volatility (3)	40-50%
Expected life (in years) (4)	4-6

(1)	The Company has no history or expectation of paying dividends on its common stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
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

The Plan provides for the issuance of a maximum of 7,000,000 shares of which 1,781,923 were still available for issuance as of October 1, 2008.

Stock option activity under the Plan for the nine months ended September 30, 2008 is summarized as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Grant Date Fair Value
Outstanding at December 31, 2007	-	$-	-
Options granted	4,568,000	$0.84	4.06	$1,709,037
Options exercised	-	$-	-
Options cancelled/forfeited/ expired	-	$-	-
Outstanding at September 30, 2008	4,568,000	$0.84	4.06	$1,709,037

Vested and expected to vest at September 30, 2008 (1)	4,068,000	$0.84	4.06	$1,709,037

Exercisable at September 30, 2008	63,670	$0.86	2.61	$27,447

(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

As of September 30, 2008, there was approximately $1.4 million of unrecognized compensation cost related to unvested stock options which is expected to be recognized monthly over approximately 3 years.  The Company intends to issue new shares to satisfy share option exercises.

Share-Based Compensation Payments
Total non-cash compensation expense for the three and nine months ended September 30, 2008 and 2007 related to the issuance of stock, warrants, and options was as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Stock compensation	$237,205	$-	$663,476	$-
Warrant compensation	-	62,384	5,510	103,534
Options compensation	150,631	-	284,163	-

Total	$387,836	$62,384	$953,149	$103,534

Additionally, warrants valued at $22,350 and common stock valued at $130,000 were recorded as Additional Paid in Capital as a cost of raising capital.

6.	COMMITMENTS

On December 27, 2007, the Company renegotiated the month to month lease agreement for office space in Los Angeles, California and entered into a two year lease agreement. During September 2008, this agreement was amended to include an additional office. Additionally, in June 2008, the Company entered into a two year lease agreement for office space in Palo Alto, California and paid the first six months of the lease in advance. Future minimum lease payments as of September 30, 2008 under these lease agreements are as follows:

2008	$3,015
2009	53,310
2010	21,030
$77,355

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

On October 14, 2008, the Company formed LOCiMOBILE, Inc. (“LOCiMOBILE”) a Nevada corporation with 75,000,000 authorized shares of common stock with a par value of $0.001 per share. LOCiMOBILE is 100% owned and operated by the Company. The purposes of LOCiMOBILE is to offer a suite of customizable, downloadable applications powered by the LOCiMOBILE Engine, that will seamlessly transform GPS enabled devices, from one-way navigation GPS mobile hand sets and PDA’s into 2 way GPS/PLS transceivers.

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

Operations Overview

We developed and patented an integrated miniaturized 2-Way GPS™ tracking and location aware technology for consumer products and applications. As the underlying technology provider, the Company works with branded license partners to deliver these innovative solutions to the consumer in a wide variety of wearable location devices. Our gpVector Personal Location Services (“GPS/PLS") suite delivers remote real-time oversight of loved ones and high-value assets. Our licensing model and a user friendly format allows us to transparently embed the technology into a wide variety of branded consumer products.  In addition to geo spatial location-reporting, which provides peace of mind to caretakers, the Company’s scalable gpVector™ technology platform is also designed to deliver new and innovative life style based applications.  Some of those are interactive real-time gaming and performance, health / exercise monitoring and geo specific social networking. The miniaturization of the electronics offers a whole new category of portable hosts to deliver a wide range of new people-oriented wearable 2 way GPS/PLS solutions.

GTX Corp’s vision at the inception of the Company was GPS-enabled footwear for young children and the elderly with dementia. The Company has expanded that to now include embedded 2-Way GPS™ technology providing an extensive gpVector™ platform.  Additional deployments in progress include exercise monitoring, law enforcement, maritime applications, military and first responders, cellular handsets for social networking, automotive / commercial / payload tracking and many others. The Company holds one patent, has two that have been noticed for allowance by the USPTO and has fifteen additional patents pending.  With six years of research and development, key strategic technology partnerships, and a diligent ongoing policy of intellectual property protection, GTX Corp continues its efforts to advance the wearable GPS industry and the 2-Way GPS/PLS space. GTX Corp’s approach is to be the value-added supporting brand to master consumer brands. The driving goal of the Company is to utilize advanced assisted GPS, cellular and Internet technologies, then integrate that technology with branded consumer products and collectively deliver solutions which will benefit people and society.

Results of Operations

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report.

The information in the tables below represents our statement of operations detail for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007.

	Three Months Ended
	September 30,
	2008		2007
	$	%of Revenues	$	%of Revenues
Revenues	$235,102	100%	$-	-%
Cost of goods sold	193,864	82%	-	-%
Net profit	41,238	18%	-	-%
Operating expenses	1,041,229	443%	263,593	-%
Loss from operations	(999,991)	(425)%	(263,593)	-%
Other income (expense)	14,000	6%	(1,960)	-%
Net loss	$(985,991)	(419)%	$(265,553)	-%

	Nine Months Ended
	September 30,
	2008		2007
	$	%of Revenues	$	%of Revenues
Revenues	$374,165	100%	$26,000	100%
Cost of goods sold	302,461	81%	-	0%
Net profit	71,704	19%	26,000	100%
Operating expenses	2,890,044	772%	879,420	3,382%
Loss from operations	(2,818,340)	(753)%	(853,420)	(3,282)%
Other income (expense)	(30,852)	(8)%	(4,232)	(16)%
Net loss	$(2,849,192)	(761)%	$(857,652)	(3,298)%

Revenues
We generated revenues of approximately $235,000 during the three months ended September 30, 2008 compared to $0 during the three months ended September 30, 2007. Revenues for the nine months ended September 30, 2008 increased by approximately $348,000 or 1,339% during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The increase is primarily due to the sale of approximately 900 gpVector™ Powered Athlete Tracking Systems at $239 per unit during September 2008. Revenues during the nine months ended September 30, 2008, also include the billing of monthly service and licensing fees to My Athlete, LLC (“MA”) as well as various design and enhancement services to allow our GPS technology to better integrate into MA’s products. MA also purchased website design and functionality services from GTX in anticipation of their launch in the third quarter of 2008. We had no active customers in 2007 and the revenue recognized during the nine months ended September 30, 2007 was received from one customer in connection with a licensing agreement which had been terminated.

Cost of goods sold
Cost of goods sold during the three and nine months ended September 30, 2008 consists primarily of the cost of raw materials utilized in the manufacturing of the gpVector™ Powered Athlete Tracking Systems sold during September 2008 to MA. Additionally, the cost of the design and enhancement services we provided to MA to allow our GPS technology to better integrate into their products and the cost to provide this customer website design and functionality services are included in cost of goods sold as of September 30, 2008.

Operating expenses
Our operating expenses include our salaries and professional fees, stock based compensation expense, research and development and general and administrative costs. Total operating expenses for the three months ended September 30, 2008 increased approximately $778,000 or 295% as compared to total operating expenses for the three months ended September 30, 2007.  Total operating expenses for the nine months ended September 30, 2008 increased approximately $2,011,000 or 229% as compared to total operating expenses for the nine months September 30, 2007. The increase in operating expenses is primarily attributed to the following:

•
Stock based compensation expense was approximately $388,000 and $953,000 for the three and nine months ended September 30, 2008, respectively. On March 14, 2008, the Company adopted its 2008 Equity Compensation Plan (“2008 Plan”) in which we are authorized to grant stock options, stock awards and stock appreciation rights to our employees, officers, directors and consultants, as defined in the 2008 Plan. In conjunction with the 2008 Plan, as of September 30, 2008 we had granted options to purchase a total of 4,568,000 shares of common stock resulting in stock based compensation expense of approximately $151,000 and $284,000 for the three and nine months ended September 30, 2008. Additionally, we granted from our 2008 Plan a total of 151,616 and 631,616 shares of common stock valued at $199,750 and $559,750 during the three and nine months ended September 30, 2008, respectively to various employees and consultants. We also granted stock and/or warrants to consultants (outside of the 2008 Plan) for services rendered resulting in stock based compensation expense of approximately $22,000 and $97,000 during the three and nine months ended September 30, 2008. Stock based compensation expense was minor during the three and nine months ended September 30, 2007.

•
Professional fees increased approximately $135,000 and $493,000 for the three and nine months ended September 30, 2008, respectively, in comparison to the comparable periods in fiscal 2007 primarily due to legal and accounting fees related to the Reverse Merger, the Financing, the Additional Financing, the filing of the Registration Statement and the filing of applications for numerous patents.

•
Salaries increased approximately $140,000 and $355,000 for the three and nine months ended September 30, 2008, respectively, in comparison to the comparable periods in fiscal 2007. The increase is primarily due to the hiring of various employees during the later part of 2007 and the first quarter of 2008, as well as an increase in the salaries of many of the long standing employees.

Other Income (Expense)
During the three and nine months ended September 30, 2008, we recognized $14,000 and $31,659, respectively of interest income as compared to $0 and $1,686 recognized during the three and nine months ended September 30, 2007. This increase is attributable to our increase in cash and cash equivalents resulting from the Financing and Additional Financing which are substantially held in short-term (maturities of less than three months) commercial paper and money market investments that are all fully insured.

During the three and nine months ended September 30, 2008, we reported interest expense of $0 and $62,511, respectively as compared to $1,960 and $5,918 for the three months and nine months ended September 30, 2007, respectively.  The reported increase is primarily attributed to a $40,000 fee paid in conjunction with the Financing which closed on March 14, 2008 as well as interest expense on the Note Payable to Jupili accruing at 10% per annum during the first quarter of 2008. The Note Payable was converted to common stock in connection with the Exchange Transaction during March 2008.

Net Loss
During the three and nine months ended September 30, 2008, we reported a net loss of approximately $986,000 and $2,849,000, respectively as compared to a net loss of approximately $266,000 and $858,000 for the three and nine months ended September 30, 2007, respectively, due primarily to an increase in operating expenses as discussed above.

Liquidity and Capital Resources

Net cash used in operating activities was approximately $2,028,000 for the nine months ended September 30, 2008 compared to approximately $486,000 for the nine months ended September 30, 2007. The increase in cash used in operating activities is primarily attributable to expenses incurred in the development of our product and an increase in salaries and professional fees resulting from the growth of the Company.

Net cash used in investing activities during the nine months ended September 30, 2008 was approximately $69,000 resulting from the purchase of property and equipment. The Company utilized no cash for investing purposes during the nine months ended September 30, 2007.

Net cash provided by financing activities during the nine months ended September 30, 2008 and 2007 was approximately $4,007,000 and $282,000, respectively. The increase is due to the Company issuing 4,398,668 shares of common stock resulting in proceeds of $3,732,000 and receiving $398,800 from the exercise of warrants during 2008.

We currently rely on cash flows from financing activities to fund our capital expenditures and to support our working capital requirements. We expect that future cash requirements will principally be for capital expenditures and working capital requirements.

Future Financings
As a result of our reverse merger with Global Trek Xploration, we began operating as a GPS technology company as of March 14, 2008. We are focused on the development of a personal location device system (GpVector™) for licensing out to technology partners seeking to enable their products with GPS tracking capabilities. We had our initial launch of the GpVector™ during the third calendar quarter of 2008. Since inception, we have generated significant losses. As of September 30, 2008, we had an accumulated deficit of approximately $6,890,000. As a consolidated entity, we expect to incur continual losses until sometime in calendar year 2009.

We have a limited history of operations. To date, operations have been funded primarily through personal loans from shareholders, the private placement of our common stock and convertible notes. As of September 30, 2008, we had $2,645,658 in cash and cash equivalents. We believe that our available cash and cash equivalents will be sufficient to fund anticipated levels of operations for the next twelve months.

Over the next six months, we expect to devote approximately $250,000 to continue our research and development efforts to include all aspects of hardware, software and interface customization, and website development. In addition, during that time period we expect to expend approximately $120,000 to develop our sales, marketing and manufacturing programs associated with the commercialization and licensing of the GpVector™ technology. We expect to fund general overhead requirements using cash on hand.

Our funding requirements will depend on numerous factors, including:

•	Costs involved in the completion of the hardware, software and interface customization, and website necessary to commence the commercialization of the GpVector™;
•	The costs of outsourced manufacturing;
•	The costs of licensing activities, including product marketing and advertising; and
•	Our revenues from product sales and the licensing of the GpVector™ technology.

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

Revenue Recognition
Revenue is recognized when earned. Revenue for products and services are recognized as the products are shipped and the services are rendered. Revenue related to licensing agreements is recognized over the term of the agreement.

Inventory
Inventory consists of finished units and various components that go into the final product such as antennas, batteries, control boards, SIM card holders, etc. Inventory is valued at the lower of cost (first-in, first-out) or net realizable value. The Company evaluates its inventory for excess and obsolescence on a regular basis. In preparing the evaluation the Company looks at the expected demand for the product, as well as changes in technology, in order to determine whether or not a reserve is necessary to record the inventory at net realizable value. After performing a review of the inventory as of September 30, 2008, we determined that the net realizable value is greater than the cost thus inventory is recorded at cost as of September 30, 2008. If actual market conditions are less favorable than those projected by management, inventory write-downs may be required.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 1.  LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or material pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company”, we are not required to provide disclosure under this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 16, 2008, we entered into a consulting agreement with Vista Partners, LLC for consulting services whereby we agreed to issue an aggregate of 17,500 shares of our common stock valued at an aggregate of $37,500 to Vista Partners LLC as consideration for services. Services are to be rendered from May 16, 2008 until May 15, 2009. One certificate for 4,375 shares was delivered on July 15, 2008 and another certificate for 4,375 shares was delivered on October 15, 2008. The remaining 8,750 shares are held in escrow by the Company with 4,375 to be delivered on January 15, 2009 and 4,375 to be delivered on April 15, 2009. The Company is relying upon exemption from the registration requirements pursuant to Section 4(2) of the Securities Act for the issuance of these shares.

On August 11, 2008, we issued an aggregate of 8,000 shares of our common stock valued at an aggregate of $12,800 to four consultants as consideration for services rendered in July and August 2008. The Company is relying upon exemption from the registration requirements pursuant to Section 4(2) of the Securities Act for the issuance of these shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

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

GTX CORP

Date: November 4, 2008	By:	/s/ MURRAY WILLIAMS
Murray Williams, Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)