Form 10-K
period 2008-12-31
GTX CORP
filed 2009-03-20
CIK 1375793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-53046

GTX Corp
(Exact name of registrant as specified in its charter)

Nevada	98-0493446
(State of incorporation)	(I.R.S. Employer Identification No.)

117 W 9th Street; Suite 1214, Los Angeles, CA 90015	213-489-3019
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:
Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act:
Common Stock, Par Value $0.001
(Title of class)

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter)  is not contained herein and, will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates as of March 17, 2009 was $1,499,456 based on the closing price of the registrant's common stock reported by the OTC Bulletin Board on that date.  The determination of affiliate status is not necessarily a conclusive determination for other purposes.
The outstanding number of shares of common stock as of March 17, 2009 was 39,355,540.
Documents incorporated by reference:  None

TABLE OF CONTENTS

- i -

FORWARD LOOKING STATEMENTS

Information in this report contains “forward looking statements” which may be identified by the use of forward-looking terminology, such as “may”, “shall”, “will”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Unless otherwise noted, the terms "GTX Corp", the "Company", "we", "us", and "our" refer to the ongoing business operations of GTX Corp (formerly known as Deeas Resources Inc.) and our wholly-owned subsidiaries.

Overview of the Business and Recent Developments

GTX Corp was incorporated in the State of Nevada on April 7, 2006 under its former name “Deeas Resources Inc.”  On March 14, 2008, we acquired all of the outstanding capital stock of Global Trek Xploration, a California corporation (“GTX California”), in exchange for the issuance of 18,000,001 shares of GTX Corp common stock (the “Exchange Transaction”).  Prior to the Exchange Transaction, this company was engaged in the exploration of mineral properties located in central British Columbia, Canada.  All such prior mineral exploration activities have been halted, and the only operations we intend to conduct in the future relate to location-based businesses conducted by our subsidiaries as described in this Annual Report.

We currently conduct our operations through three wholly-owned subsidiaries that operate in related sectors of the personal location-based market specialized in the monitoring and recovery of missing people, pets and high valued assets.  In general:

•
GTX California currently offers a GPS and cellular location platform that enables subscribers to track in real time the whereabouts of people, pets or high valued assets through the company’s miniaturized transceiver module, wireless connectivity gateway, middleware and viewing portal.

•
LOCiMOBILE, Inc. has developed, and expects to commercially release in the near future, an application for the iPhone and other GPS enabled handsets that permit authorized users the ability to locate and track the movement of the holder of the handset.

•
Code Amber News Service, Inc., a member of ONA (Online News Association) and RTNDA (Radio Television News Directors Association), is a U.S. and Canadian syndicator and content provider of all state Amber Alerts (public notifications of child abductions) and missing person alerts.

GTX California, our principal operating subsidiary, has developed and patented a personal location services platform consisting of miniaturized, assisted 2-way GPS tracking and cellular location-transmitting technologies used in consumer products and commercial applications to locate and track persons or assets.  Our gpVector™ module, which consists of a miniature transceiver, antenna, circuitry and  battery, can be customized and integrated into numerous products whose location and movement can be monitored in real time over the Internet through our Location Data Center tracking portal or on a web enabled cellular telephone.  The GTX California business model is to license its technology platforms to branded partners who desire to deliver their own innovative tracking solutions to consumers or their customers in a wide variety of wearable and portable location devices.  The GTX California value proposition is its customizable and embedded approach to the market.  GTX California believes that its ability to customize its gpVector™ module or different form factors to the specific needs of its branded partners sets it apart from its competitors. Until  the fourth quarter of 2008, GTX California was primarily engaged in the research and development of its technologies and products, securing an intellectual property portfolio, and building brand and category awareness.  In September 2008, GTX California delivered its first commercial product, the “gpVector™ Powered Athlete Tracking Systems,” to a licensee.  This product is an ergonomic shockproof and water resistant device worn by athletes so that their location and progress can be tracked by spectators and coaches during competitive endurance events such as running, biking and swimming.  It also gives the athletes the ability to review and analyze their performance to enhance training.

LOCiMOBILE, Inc. has developed and owns LOCi Mobile™ (“LOCi Mobile™”), a suite of mobile tracking applications that turn the latest iPhone and other GPS enabled handsets into a tracking device which can then be viewed through our Location Data Center tracking portal.  Our LOCi Mobile™ is expected to be released initially on the Apple iPhone following completion of the Apple certification process, which certification is expected to be obtained early in the second quarter of 2009. The LOCi suite of mobile applications will enable GTX to leverage the estimated 4.6 billion smart phones that will be in the market by 2011, to render location coordinates through its data tracking portal, allowing the company to enter into new social networking and geo spatial proximity marketing industries.

Code Amber News Service, Inc. (“CANS”) was formed in February 2009 after we acquired the assets of Code Amber, LLC, a U.S. and Canadian syndicator of all state Amber Alerts (public notifications of child abductions), and the provider of website tickers and news feeds to merchants, internet service providers, affiliate partners, corporate sponsors and local, state and federal agencies.  CANS is using the high visibility of Amber Alerts and missing person alerts to raise category awareness of our personal location products and services.  In addition, we have recently restructured the operations and services provided by CANS in order to generate revenues from the sale of its content and from sponsorships.

We maintain an Internet website at http://www.gtxcorp.com. Our annual reports (previously on Form 10-KSB), quarterly reports (on Form 10-QSB prior to the Exchange Agreement and thereafter on Form 10-Q), current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and other information related to this company, are available, free of charge, on our website as soon as we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission. The Company’s Internet website and the information contained therein, or connected thereto, are not and are not intended to be incorporated into this Annual Report on Form 10-K.

GTX CALIFORNIA BUSINESS

GTX California was incorporated in California on September 10, 2002.  From its inception in 2002 until the third quarter of 2008, its business was predominantly focused on research and development, creating intellectual property, securing strategic relationships and partnerships, and building category and brand awareness.  Through December 31, 2008, GTX California had spent approximately $1.088 million on its research and development activities.  During 2008, GTX California transitioned from a research and development stage to a marketing and customer driven stage of operations.  GTX California developed its business as follows:

•	In 2002, GTX California conducted technical feasibility studies and analyzed market data, filed patents and began developing its customizable imbedded technology business model.

•	In 2004, GTX California built its first prototypes and began developing partnerships with wireless carriers, contract manufactures and topology partners in order to build out its proof of concepts.

•
In 2006/2007, GTX California developed pre-production personal location devices, completed the proof of concept website development (mapping interfaces, back office support, etc.), and obtained Federal Communication Commission (“FCC”), Industry Canada (“IC”), and Conformite Europeenne (“CE”) approvals.

•	In September 2007 GTX entered into its first license agreement and in September 2008, GTX California delivered its first large order of gpVector™ modules to its first licensee.

GTX California has developed and owns a comprehensive, end-to-end 2-way GPS location system.  Unlike a one-way GPS location system (such as the standard automobile GPS systems) that informs the user of the users location, a 2-way GPS location system allows other parties to locate and track the whereabouts of the user.   The tested and proven GPS location system enables subscribers to obtain accurate, real-time location information of persons or property through the Internet or over any web enabled phone, 24 hours-a-day, seven days a week.

GTX California’s first hardware product, a GPS Locator embedded module that the Company calls “gpVector™,” combines the power of assisted GPS and digital personal communications service (“PCS”) technologies. This miniature gpVector™ module can embed within a lightweight enclosures, such as shoes worn by athletes, collars worn by pets, or containers carrying items whose whereabouts is critical (such as live organ transportation containers).

GTX California can provide real-time location and tracking information to customers using its gpVector™ module for both routine and emergency situations through GTX California's 24x7 location data center (“Location Data Center”) and Internet infrastructures. Following purchase and service activation, a subscriber can determine the locations of any person or product that carries the locator module by accessing the Internet either by computer or by a web enabled cellular telephone.

The Location Data Center tracking portal is fully equipped with a database and computer call distribution application software. Subscriber Internet communications are routed through GTX California’s proprietary, fault-tolerant, carrier-class, and application-specific interface software.

GTX California’s gpVector™ modules are essentially enablers of its location service system. We expect that the majority of GTX California’s gross margin after subscriber buildup will come from recurring service fee revenues.

GTX California’s objective is to be a leading provider of wireless location services through the convergence of state-of-the-art enhanced global positioning, wireless communications and other technologies that empower people and businesses with the ability to locate loved-ones or property whenever and wherever they choose.  GTX California’s multi-pronged strategy is to penetrate our target markets by offering exclusive licenses of our technology to qualified re-sellers of products to consumers or businesses.  Potential target markets include:

•	Parents of young children (primarily 4 to 12 years of age) who seek the peace of mind of being able to know that their children are where they are supposed to be when they are supposed to be there;

•	Families with members who have Alzheimer’s disease and developmentally challenged adults;

•	Elder Care support and applications;

•	Pet care and location capability;

•	Military and law enforcement

•	Asset tracking and location capability: cars, trucks, fleet management, luggage, and other assets and

•	Competitive non-motorized athletes.

GTX California also intends to offer its Location Data Center services to non-GTX California products and hardware systems (i.e. handsets, personal electronics) of major electronics manufacturers as such third-party products and systems become available through the offer and sale of exclusive licenses to either geographical regions or product categories.

Products—Hardware; Location Data Center

GTX California’s location based products consist of (i) certain hardware and (ii) a suite of subscription-based internet data-monitoring software and services (its tracking portal).  Our hardware products include patented, interchangeable GPS satellite tracking and location reporting modules (which we have named our “gpVector™ module”) that can be embedded into wearable consumer items (such as footwear, clothes, backpacks, life preservers) or can be integrated into other portable carriers.  For example, our module can be embedded into the sole of a shoe to track and report on the location of the wearer of the shoe.  In addition, we also offer a wearable caddy that houses a miniaturized, ruggedized, portable A-GPS tracking device enclosed in a buoyant, waterproof, shockproof, clip-on housing. The module can be affixed to other products and items that need to be located, such trucks, automobiles, delivery vehicles, as well as pets.

GTX California’s data tracking portal consists of its proprietary Location Data Center that provides a complete array of back-end services to subscribers. Upon purchase of a product that contains our gpVector™ module from a licensees and the subscription by the purchaser of a service plan and activation of service, the subscriber/purchaser can establish his own personal pass code and configure his account services.  A subscriber can have more than one product included on his or her account, and can set up individual profiles for each product.

The subscriber initiates requests for information on his gpVector™ module's location through the Internet via the GTX California licensee’s web site. The Location Data Center automatically contacts the module via the local cellular communications infrastructure, requesting the module's location. The embedded GTX California module utilizes GSM/GPRS technology and transmits its location data on a GSM network. The GTX California locator utilizes quad-band GSM technology.

The module’s GPS electronics, utilizing advanced "weak signal server-enhanced" technology, provides rapid location identification. With this technology, the most current satellite data (“Ephemeris data”) is delivered to the module during the request for location. This greatly enhances GPS performance in less-than-ideal circumstances (i.e. urban canyons, deep building interiors, tunnels and other difficult areas), enabling the product to get a location from GPS satellites ten times faster (10 seconds versus 100 seconds) than with Standard GPS. The cellular tower ID is also used to augment the location information provided.

Having determined its location, the module then communicates the location information to the Location Data Center. The location information is then passed to the subscriber via the Internet (with a map and closest street address). In most cases, the entire process takes less than 30 seconds. A copy of the event is stored in the customer's files. The Location Data Centers use GTX California’s proprietary application-specific interface "thin-client" software (patent pending) equipment that is connected to existing telephony and Internet infrastructures.

The accuracy of the location information provided by GTX California’s products is within 37 feet in optimum conditions, significantly better than that required by the FCC (150 feet).

In addition to these basic location reporting capabilities, our gpVector™ modules and location tracking services also offers several additional features and capabilities to our subscribers, including:

Breadcrumbing. The subscriber is able to get a report on a series of location events through “breadcrumbing”. With this feature, the user can see the location history mapping the route of the user with the exact location of the user noted at various times based on whatever reporting interval is selected (30- second, 1 minute, etc.). Parents may want to use this feature to confirm the whereabouts of their child if he or she is in the care of a guardian and has several appointments throughout the day. To utilize this feature, the subscriber predetermines the number of locations he or she wishes to track, as well as the desired time interval between locations (i.e. identify a total of 12 locations, one every 15 minutes). Once all locations are identified, a report will be automatically issued. The subscriber can then request a mapping of the desired locations.

Temporary Guardians. Through the Location Data Center, subscribers can set-up a “temporary guardian” which will have access to location features only (no account management functions). Parents may want to use this feature when their child is visiting a relative and they want that person to be able to determine the child's location.

GeoFencings. Subscribers can establish geographic limits for each user that will be programmed in place through the Internet access provided by the licensee to their customers.  Once these limits have been programmed into the account, when the user crosses these boundaries, alerts are sent out to the subscriber over the Internet through email or to a wireless cellular device by SMS or text messaging.

Technology

The current product design utilizes quad-band GSM telephony chip sets and can be adapted in the future to the then-prevalent wireless technology, be it 2.5G or 3G. Our module’s GPS electronics, utilizing advanced “weak signal server-enhanced” technology will provide rapid location identification.

Each module is programmed with a unique identification number and uses standard cellular frequencies to communicate its location. The module is also programmed with a unique subscriber identification number allowing each owner to subscribe different services.

GTX California has developed a “carrier-class” architecture and facility to create and manage the proprietary Location Data Center (reliable to 99.999%). The local service center runs on redundant off-the-shelf servers. This enables cost-efficient expansion, without the need for application code changes.

The products offer wide network coverage throughout the United States and Canada on the AT&T Wireless networks.  In addition, the personal locators will have the ability to roam seamlessly on the networks of 290 partners in over 130 countries.

Multiple Applications

GTX California’s planned GPS Personal Locator licenses are targeted to address five major markets: children, adults with Alzheimer’s disease, automotive/commercial/payload tracking, pet owners, and institutional living.

Children. Due to the emotional nature of the benefit GTX California is offering, we view this segment as having immediate market potential.  The GPS Personal Locator license for children will target prospective licensees currently marketing their existing products to dual-income and single parents of 4-12 year old children. At the lower end of this age range, children are starting to gain more independence from their parents and are more likely to be "out of the parent's sight" for a variety of reasons (day care; school; playing with friends; etc). We believe that both parent and child interest in the product would level off after age 12, when a child's range of freedom and desire for privacy increases dramatically. The service is positioned as "complementary" to parent supervision, not a replacement for it.

Adults. We believe the demographic segments offering the greatest opportunities are Alzheimer's patients, seniors (65+ years of age), and active adults and teens. A primary application is for "active adults": those who participate in recreational activities (such as jogging, hiking, camping, etc.) that could put them at risk of getting lost, being injured or becoming a victim to a violent crime. Other potential users include working women, teens, couples, Alzheimer's patients and developmentally challenged adults. For example, GTX Corp has released its first product, the gpVector™ Powered Athlete Tracking Systems, a device worn by athletes or hikers to track their locations.  We believe these people would be very interested in using the location service during an emergency situation, as a combination location service/notification to law enforcement when a crime is in process where a subscriber is the victim, and simply as a means of communicating one's location to a friend or loved-one.

Vehicular/Commercial/Payload Tracking.  As competitive forces continue, we believe that bicycle, truck and motorcycle dealers will continue to look for ways of increasing their profitability through value-added services and after-market sales. We believe that GTX California’s products and services would offer a new profit-building opportunity to prospective licensees now doing business with dealers.  Permanent installation for theft recovery applications would be simplified due to the miniaturized nature of the hardware and the embedded antenna technology. Its small size would allow it to be placed in any car, truck or motorcycle the dealer sells.  GTX California is also targeting businesses and organizations that use fleets of vehicles. We believe GTX California’s products would be attractive to any business owner who needs to know the location of their vehicles and/or payload(s).

Pet Owners.  This market segment would utilize GTX California’s technology to locate pets that have run away, been stolen or become lost. The pet collar device can be attached to a collar or by similar means and will utilize the same location (GPS) and communication (cellular) technologies as the GPS Personal Locator; however, since it will not need many of the added features (watch display, paging, wearer-triggered alarm), we anticipate that GTX California will be able to produce it at a lower unit cost.

Institutional Living.  Current technologies used to monitor individuals with movement-restrictions often do not meet the needs of law enforcement officials. For example, house arrest systems that utilize an "RF tether" to monitor an individual's presence in his or her home will alert officials if the person leaves the house, but will not provide information on where the person has gone. We believe the increase in over-crowding in jails and prisons provides a further incentive to utilize location and tracking products.

Strategic Relationships

The goal of GTX California is to offer location based hardware and/or its data monitoring platform to third parties for the sale and distribution of location based products/services in various targeted markets worldwide.  Establishing and building United States and international partnerships, licensing agreements, OEM, and carrier relationships with major market players, utilizing GTX California’s technologies will facilitate efficient entry into new markets.  Forging strategic partnerships including co-branding, distribution and marketing with telecommunication companies, wireless carriers, national retailers, major consumer brand companies and mass media aligns the sales and marketing efforts with licensed sales channels.

Leverage First Mover Advantage

We believe GTX California is one of the first companies to successfully design and develop a low-cost, embedded module for the consumer and business markets using existing wireless and GPS "chip" sets, networks and technologies. Leveraging existing third-party telephony, contract manufacturing, application software packages and data/call center infrastructures has minimized the costs and time-to-market.

Intellectual Property Investment

GTX California has invested significantly in intellectual properties, which consist of apparatus patents and applications and system and method patents and applications.  GTX California has filed claims that cover all aspects of the personal locator, its operating system and user interface.  Set forth below is a list of our patents and pending patent applications.

U.S. Patent Holdings

1.	U.S. Patent No. 6,788,200 title: “Footwear With GPS,” filed October 21, 2002, issued September 7, 2004, expires approximately October 21, 2022.

2.	U.S. Patent No. 7,474,206 title: “Footwear With Embedded Tracking Device And Method Of Manufacture,” filed February 6, 2006, issued January 9, 2009, expires approximately 7/23/27.

3.	U.S. Patent Application, Serial No. 11/494,751 title: “Footwear With GPS,” re-filed July 27, 2006.

4.	U.S. Patent Application, Serial No. 11/506,175 title: “Footwear With GPS,” re-filed August 17, 2006.

5.	U.S. Patent Application, Serial No. 11/516,805 title: “Footwear With GPS,” re-filed September 6, 2006.

6.	U.S. Patent Application, Serial No. 11/517,603 title: “Footwear With GPS,” re-filed September 7, 2006.

7.	U.S. Patent Application, Serial No. 29/301,069 title: “Footwear With Antenna,” filed February 7, 2008.

8.	U.S. Patent Application, Serial No. 29/301,068 title: “Footwear With Antenna,” filed February 7, 2008.

9.	U.S. Patent Application, Serial No. 12/228,158 title: “Tracking System With Separated Tracking Device,” filed August 8, 2008.

10.	U.S. Patent Application, Serial No.11/402,195 title: “Buoyant Tracking Device And Method Of Manufacture,” filed April 11, 2006.

11.	U.S. Patent Application, Serial No. 12/012,088 title: “System And Method For Monitoring The Location Of A Tracking Device,” filed January 31, 2008.

12.	U.S. Patent Application, (Serial No. is CONFIDENTIAL - Not Published by the USPTO) title: “System And Method For Processing Location Data,” filed February 11, 2009.

13.	U.S. Patent Application, (Serial No. is CONFIDENTIAL - Not Published by the USPTO) title: “Footwear With Embedded Tracking Device and Method of Manufacture,” filed January 6, 2009.

14.	U.S. Patent Application, (Serial No. is CONFIDENTIAL - Not Published by the USPTO) title: “System And Method For Communication with a Tracking Device,” filed February 9, 2009.

15.	U.S. Patent Application, (Serial No. is CONFIDENTIAL - Not Published by the USPTO) title: “Wrist Mounted Location Device With Wireless Transceiver,” filed July 28, 2008.

Foreign Patent Holdings

1.	International Patent Application WO 2007/0120586 title: “Buoyant Tracking Device And Method Of Manufacture,” filed April 11, 2006. Has not been moved to National Stage at this time.

2.	International Patent Application WO 2007/0092381 title: “Footwear With Embedded Tracking Device and Method of Manufacture,” filed February 6, 2007.

3.	International Patent Application WO 2008/0094685 title: “System And Method For Monitoring The Location Of A Tracking Device,” filed January 31, 2008.

4.	Canadian Patent Application, Serial No. 2,641,469 title: “Footwear With Embedded Tracking Device and Method of Manufacture,” filed August 5, 2008.

5.	Mexican Patent Application, Serial No. MX/A/2008/010160 title: “Footwear With Embedded Tracking Device and Method of Manufacture,” filed August 6, 2008.

GTX California owns the Internet domain name www.GTXCorp.com as well as the names of other related domains that could have use in future business and vertical marketing initiatives.  Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as “.org” or with a country designation.  The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

Revenue Sources—Licenses

GTX California expects that revenues it generates could be based on the following sales and revenue sources:

•	License fees derived from exclusive and non exclusive grants for territories and specific vertical markets

•	Product sales

•	Non-recurring engineering fees

•	Professional services and consulting fees

•	Monthly recurring wireless data and portal service fees

•	Advertising

•	Sponsorship fees derived from the Code Amber News Service

In September 2007, GTX California entered into an exclusive license with My Athlete LLC pursuant to which GTX California granted My Athlete LLC a five-year exclusive world-wide license to make, use and sell products that incorporate GTX California’s products and technologies.  The target market in which My Athlete can sell those products is limited to non-motorized athletic activity and sports.  The Company has designed, developed and manufactured a module (incorporating the company’s gpVector™ module) for My Athlete that is being sold under My Athlete’s name.  GTX California receives revenues under this license agreement for (i) designing the product, (ii) selling the completed units to MyAthlete, and (iii) providing the cellular connection for each unit. We charge MyAthlete a set monthly fee per device for providing the cellular connection and tracking services.

The Industry

After several years of fitful industry interest, location-based services are once again central to the wireless industry.  Technological challenges have been resolved with 2.5G and 3G network speeds now consistent with higher-speed coverage that is widely available.  In our ever-mobile society, it helps to know where we are and where we are going.  According to a 2006 study authored for International Data Corporation (“IDC”) by Rena Bhattacharyya and Scott Ellison and entitled U.S. Market for Wireless Location Based Studies, the demand for Global Positioning System (“GPS”) devices is growing rapidly.  Due to the demands of families with dual earners, and the number of single parent homes, many children are left without a parent at home during the day.  Parents in those situations desire the ability to know where their children are and where they are going.  Having such information is possible when we have access to real-time information delivered on-demand.  The technology that makes this possible has provided us the ability to move faster than before.

According to a research report released by the Consumer Electronics Association (“CEA”), overall satisfaction among owners of such devices is high and consumer interest for the technology is quickly increasing.  The report, “GPS – Exploring Ownership and Interest” revealed that the owner satisfaction rate is at 80 percent, strongly influenced by the ease of use and the display quality of devices. Navigation assistance in a vehicle was the primary use of the technology in consumer devices.

Since 2002, IDC research has consistently shown very high levels of consumer interest in other location based services – especially in family/friend locator devices.  Access, controlled by the parent and permission-based among other adults, gives the parents the means to stay connected to their children as well as the opportunity to use the geofencing technology to control access to particular areas.  The results of this study indicate that there is significant opportunity for GPS manufacturers and marketers throughout multiple industries.  The key will be to respond with products that include GPS capability in easy-to-use formats and devices to speed adoption.

Target Markets and Marketing Strategy

We believe that the primary target market will consist of prospective licensees who will be characterized as companies currently selling related products or technology services to numerous markets including home security, child safety, medical and elder care providers, campers, hikers, backpackers, adventure seekers, extreme sports enthusiasts, freight and cargo carriers, delivery services, pet owners, vehicle finance companies, auto dealerships, law enforcement agencies, military organizations and individuals wishing to track valuable items.

The marketing initiatives will include:

•	Establishing licensing relationships with key industry partners who are recognized for providing safety and security technologies into a wide array of marketplaces;

•	Utilizing public relations outreach in special interest magazines and newsletters;

•	Affinity group marketing and outreach;

•	“White label” affiliates which will target niche markets such as court controlled parolees; and

•	Establishing licensing relationships with large partners who sell every-day consumer goods like shoes, helmets, bicycles, etc.

Growth Strategy

Our goal is to become one of the major providers of personal and asset location services to specific niche business channel partners and, once we hit critical mass in pricing, to the mass consumer markets.  The strategy is to establish licensing relationships with key industry partners who will embed our technology into their products to sell to their established customer base.  This would include partners recognized for providing safety and security technologies into a wide array of marketplaces whether it be for children, pets, or asset tracking (luggage, vehicles, boats and the like) as well as every-day consumer goods like shoes, helmets, bicycles, etc.  Key elements of our strategy include:

•	Providing our Personal Locator embedded module to licensees to empower their products with GPS tracking capabilities;

•	A monthly service fee structure variable as to the needs of the end user and having multiple convenient access points (mobile phone, land line, or via the Internet);

•	Ease of use at the location interface point as well as with the device; and

•	Rugged design that meets the rigors of use. Our goal is to utilize our modules in products that are waterproof and can handle weather extremes of heat and cold.

Competition

Personal location and property tracking devices are just beginning to significantly penetrate the marketplace.  We believe this condition represents a tremendous opportunity as customers will be attracted in large numbers once the intrinsic value of the device is recognized and mass market adoption begins.

Competitors for our gpVector™ product, and often also for our LOCi Mobile™ system, include Location Based Technologies, Inc, Zoombak, Inc., gpsfootprints, Google Latitude, Trimble Navigation, Inc.,  SOS Gps, Inc. and Wherify Wireless, Incorporated.  GTX California’s competitors may be better financed, or have greater marketing and scientific resources than we can provide.  We are also aware of a number of foreign competitors that offer personal location tracking products similar to ours, which may impact our ability to expand our products abroad.

In related markets, GPS devices have become widely used for automotive and marine applications where line-of-sight to GPS satellites is not a significant issue.  Manufacturers such as Garmin, Navman, Magellan, TomTom, Pharos, NovAtel and DeLorne are finding a market interested in using these products for both business and leisure purposes.

As a result, use of GPS technology in devices such as chart plotters, fitness and training devices, fish finders, laptop computers, and PDA location devices are gaining significant market acceptance and commercialization.  Prices range from $350 to several thousand dollars.  We expect that increasing consumer demand in these markets will drive additional applications and lower price points.

Government Regulation

GTX California is subject to federal, state and local laws and regulations applied to businesses generally as well as FCC, IC and CE wireless device regulations and controls.  We believe that GTX California is in conformity with all applicable laws in all relevant jurisdictions.  We do not believe that GTX California’s operations are subject to any environmental laws and regulations of the United States nor the states in which they operate.

Research and Development

GTX California shifted from a research and development mode in the third quarter with the completion of the locator device accomplished in September 2008.  Prototype testing was successfully completed and the first shipment of products to our customer in September 2008.  Additionally, GTX California is working with several other entities who are conducting research on key areas to improve the device (including expanded antennae capability, battery capacity, and enhanced location reliability and accuracy).  We anticipate GTX California will have ongoing involvement with such improvement activities throughout the foreseeable future.

Manufacturing and Materials Procurement

Our goal is to acquire high quality, highly reliable components and subassemblies manufactured by other specialized manufacturers and to integrate those components with our technologies to produce our gpVector™  products.  Accordingly, our PC boards are manufactured for us by a Colorado company, and most of the other parts and components of the control board are assembled for us in California.  Once the control boards arrive at our Los Angeles facilities, our personnel perform a visual inspection then assemble the control board with the radio unit.  GTX’s proprietary configuration is then installed into the radio and the GTX firmware is loaded into the control board’s processor. The assembled module is then tested by GTX personnel and subsequently staged for final assembly. Final assembly and final QC testing is performed by GTX personnel in Los Angeles, California.  Although we currently source each of the foregoing components from a single source, we have qualified second sources for these parts.  Also, our principal suppliers are large, established manufacturers, such as Enfora, the manufacturer of our radio.  Accordingly, to date we have not experienced any significant shortages or material delays in obtaining any of our components or subassemblies.

LOCi BUSINESS

LOCi Mobile™ is a suite of mobile tracking applications that turn the latest iPhone and other GPS enabled handsets into a tracking device capable of being rendered on our Location Data Center tracking portal.  LOCi Mobile™ can be deployed both business to business, through a private label interface and as a direct to consumer offering.  By being able to sell a mobile tracking product for use with the iPhone, we are able to enter into new markets supported by the growing number of world wide handsets and to tap into these markets without the traditional capital requirements and long lead times associated with building hardware. Our mobile strategy complements our overall location based product offering by allowing us leverage the rapid penetration and adoption of smartphones, including the use of their data plans and distribution, like the App Store, BB Store and Android store, with the our existing platform architecture. Our middleware is now a complete offering able to support applications on handsets along with hardware we make or buy for those specialized vertical markets.

Our first release under the LOCi Mobile™ umbrella is LOCime version 1.2 which we anticipated will be distributed through the Apple Application Store (pending the Apple Store certification). Version 1.2 will be the first national commercial release of LOCime followed by additional versions in the coming months.  If the LOCime application is adopted by iPhone users, we intend to expand the product’s platform to support other mobile operating systems such as the BlackBerry system and Android, the operating system developed by Google.

LOCiMe has been designed to be downloaded by either enterprise users or direct consumers and is expected to range in pricing from a $2,500 licensing fee on the enterprise side to a nominal fee of $1.99 per month on the consumer side. The software will allow users to view their elevation, latitude and longitude, and allow others to view them on our tracking portal. In later versions of LOCiMe, we intend to offer additional features which will enhance the users’ experience.  The current LociMe interface is easy to use and intended to get user feedback allowing us to make variations to the interface for future version releases.

Part of the roadmap is to implement a Cloud Architecture, which is a style of computing in which dynamically scalable and often virtualised resources are provided as a service over the Internet. This type of architecture will allow our subscribers to take location data and augment that data with other pertinent information providing a content rich solution.  This will not only enhance the user experience but also create value to the viewers and subscribers. Knowing the whereabouts of a loved one, friend or co -worker has value, but knowing particulars about those whereabouts and if there are any other friends or loved ones in the area, or if there are any potential dangers in the area, increases the value of the information. For example, knowing the location of a child and then augmenting that information with the known whereabouts of registered sex offenders increases the value of the information and ultimately empowers the viewer. More and more people use their smart phones to text, e-mail, search the Internet or listen to music.  Because these devices are becoming smarter, growing in use and numbers and are proliferating worldwide, they create the perfect long term environment for developing geo spatial, dynamic in real time solutions that interact not only with each other but with other widely adopted platforms and data bases.  This in turn will create value when intersecting information with location and proximity. Seamlessly adding location and proximity to a common exchange of text messaging, significantly change the dynamics of text messaging.

In the past 18 months the mobile handset market has significantly shifted. The once dominant handset providers, such as Motorola and Research in Motion (the manufacturer of the BlackBerry handsets), are losing market share to new players in this market such as Apple and Google, and social networking sites are fighting for market share, the once dominant My Space has competition from Face Book and Twitter.  We believe that our LOCi Mobile™ product offering will benefit from the dynamic market conditions that currently are affecting the smart phone industry.

CANS BUSINESS

Our Code Amber News Service, Inc. (“CANS”) subsidiary is a member of ONA-Online News Association and RTNDA (Radio Television News Directors Association), the leading U.S. and Canadian syndicator of online Amber Alerts and the primary content provider for non amber alert missing persons.  An Amber alert is a public notification of a child abduction.  On December 5, 2008, we acquired the assets of Code Amber, LLC, which assets are now held and used by CANS.  To date CANS has reached an audience of 1.8 billion through its website tickers and point of display feeds presented by other media outlets, retail merchants, internet service providers, corporate sponsors, affiliate partners, federal, state and local agencies and concerned citizens. CANS is designed to support law enforcement efforts in the recovery of missing persons across the United States and Canada by directly distributing missing people notifications to millions of subscribers and viewers. CANS maintains a website at www.codeamber.com.

Currently CANS serves the Code Amber ticker to over 500,000 websites and desktops, which includes hundreds of law enforcement agencies, members of congress and a list of corporate sponsors. In addition to the pre packaged consumer ticker, Code Amber provides a commercial news feed to many media outlets and hundreds of additional corporate and private news and information distribution services. Code Amber has cultivated relationships with organizations such as CBS, NBC, ABC, MSNBC, CNN, Google, O’Reilly and Face Book, as well as many smaller broadcasters, all of which receive information about missing persons from CANS. Enterprises such as Walgreens display CANS alerts on over 3,000 changeable message signs. AAC displays alerts on over 20,000 Cisco VOIP display telephones by ZIP code. Perftech, provides alerts to over 350,000 customers of participating ISP’s in Illinois, Ohio, Michigan and Indiana. And VeriFone distributes alerts in various formats to a variety of point of sale credit and debit card devices at retail locations across the US. The monthly reach of the CANS news stream through its wide and diverse network reaches an audience of over 21,000,000 and increases to an even higher level during an alert state. As part of our ongoing effort to expand our reach we are developing technology to make Code Amber available on Radio Data Systems  (or RDS, a communications protocol for sending small amounts of digital information using conventional FM radio broadcasts), and high definition radio dials, enabling our information to be viewed on car radios, further expanding our multimedia footprint and reach.

We acquired and intend to operate the Amber Alert business (i) to raise awareness of our company’s other technologies for locating persons, and (ii) to create a new source of revenues.  We believe that the strong media presence of Amber Alerts gives us a platform to communicate with a large audience having specific interest in our core business of personal location solutions.  Persons who access the Amber Alert announcements and information have an interest in locating and knowing the whereabouts of important persons (children).  Since the location products offered by our other two subsidiaries (i.e. our gpVector™  and LOCi Mobile™ products) can be used by parents to monitor the whereabouts of their children, we believe that the Amber Alert platform gives us an opportunity to introduce our products to users of the Amber Alert system. In addition, the operations of CANS supplements the GTX brand as a company that provides technology for monitoring and assisting in the recovery of missing persons.   We also have structured the operations to become a new revenue source.  We intend to generate future revenues from sales of information distributed by CANS and by revenues from sponsors/advertisers who want to address the target audiences that view the CANS information.

Our expansion plans for CANS intersects with our mobile platform strategy. As we begin to introduce CANS Mobile and LOCi Mobile in calendar year 2009, our footprint and audience should not only grow but also help expand CANS into a dynamic, real time, intelligent, geo-location aware, altruistic disseminator of vital information. Leveraging our relationships and two-way GPS technology, we plan to introduce our patent pending data augmentation platform that will cross reference data located at sites such as Face Book, MySpace, Guard a Kid, etc., allowing CANS to distribute in real time, including photos, pertinent geo specific information to web enabled phones.  A subscriber will be able to view on their phone all relevant data and a picture of a missing person that was last seen near their current location. Moreover, cell phone cameras and Geo-Tagged photos captured by participating subscribers will be able to assist in the information gathering process and hence allow the user to become active participants in the news as opposed to passive observers of events that affect our lives. We believe CANS Mobile will become the digital milk carton, giving every viewer the sum of all known knowledge at the right time and right place, all at the tip of their fingers. CANS along with LOCi Mobile synthesizes our mobile platform strategy.

EMPLOYEES AND CONSULTANTS

As of December 31, 2008, GTX Corp and its subsidiaries collectively had  seven (7) employees and seven (7) part-time consultants. The employees are not represented by a labor union. We believe that the employee relations are good.   We anticipate that we will hire one or two key employees in the next six months, with selective and controlled growth commensurate with significant increases in revenues.  We anticipate that our subsidiaries will continue to extensively use the services of independent contractors and consultants to support expansion, customer service, and business development activities in a robust outsourcing business model.

ITEM 1A:	RISK FACTORS

Investing in our common stock is highly speculative and involves a high degree of risk. Any potential investor should carefully consider the risks and uncertainties described below before purchasing any shares of our common stock.  The risks described below are those we currently believe may materially affect us.  If any of them occur, our business, financial condition, operating results or cash flow could be materially harmed.  As a result, the trading price of our stock could decline, and you might lose all or part of your investment. Our business, financial condition and operating results, or the value of any investment you make in the stock of our Company, or both, could be adversely affected by any of the factors listed and described below.  These risks and uncertainties, however, are not the only ones that we face.  Additional risks and uncertainties not currently known to us, or that we currently think are immaterial, may also impair our business operations or the value of your investment.

RISKS RELATED TO OUR BUSINESS

We have had operating losses since formation and expect to incur net losses for the near term.

We reported net losses of $3,401,000 and $1,328,000 for the fiscal years ended December 31, 2008 and 2007, respectively.  We received the first order for our products in September 2008, and we have only generated total revenues of $450,000 during the past two fiscal years.  Unless our sales increase substantially in the near future, we anticipate that we will continue to incur net losses in the near term, and we may never be able to achieve profitability.  In order to achieve profitable operations we need to significantly increase our revenues from the sales of product and licensing fees.   We cannot be certain that our business will ever be successful or that we will generate significant revenues and become profitable.

We have no experience or extensive history of operations or sales.

To date, we have only introduced one gpVector™ product that has been sold to a small number of customers.  Accordingly, our business model has not yet been tested in the market and we have no operating or sales history on which an investor can evaluate our operations and prospects.  In addition, our LOCi Mobile™ has not yet been commercially released.  Because of the limited sales of our products to date, we have no data to support our belief that our products will be accepted by the market and will be able to sustain our business.  Our business plan is heavily dependent upon a number of other products that we have not yet completed and/or commercially released.  Accordingly, we are unable to accurately forecast the market acceptance of our existing and future products.  An investment in our company is highly speculative and no assurance can be given that the stockholders will realize any return on their investment or that they will not lose their entire investment.

Speculative Nature of Business.

The revenues and profits of an enterprise involved in the location based business are generally dependent upon many variables.  Our customer appeal depends upon factors which cannot be reliably ascertained in advance and over which we have no control, such as unpredictable critic reviews and appeal to the public.  As with any relatively new business enterprise operating in a specialized and intensely competitive market, we are subject to many business risks which include, but are not limited to, unforeseen marketing, promotional and development expenses, unforeseen negative publicity, competition, product liability and lack of operating experience.  Many of the risks may be unforeseeable or beyond our control.  There can be no assurance that we will successfully implement our business plan in a timely or effective manner, or generate sufficient interest in our products, or that we will be able to market and sell enough products and services to generate sufficient revenues to continue as a going concern.

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

In order for our products to be successful, we need to establish market recognition quickly, following the introduction of our products

We believe it is imperative to our success that we obtain significant market share for our products quickly, before other competitors establish a significant market share.  We believe that, if a market for products like ours develops, an early entrant that gains significant market share will dominate the market, significantly reducing opportunities for competitors.  We have limited experience conducting marketing campaigns, and we may fail to generate significant interest.  We cannot be certain that we will be able to expand our brand and capitalize on the commercial acceptance of our products.

We may encounter manufacturing problems for our products, which would adversely affect our results of operations and financial condition.

Our GpVectorTM product is a new product that we recently introduced.  However, to date, we have only manufactured a limited number of that product.  In addition, we are continually enhancing that product and are designing new products based on our various technologies that we hope to manufacture and market in the near future. The manufacture of our products involves complex and precise processes, some of which have subcontracted to other companies and consultants. To date, we have manufactured a limited quantity of products and so we do not yet know whether we will encounter any serious problems in the production of larger quantities of our existing or new products.  Any significant problems in manufacturing, assembling or testing our products could delay the sales of our products and have an adverse impact on our business and prospects. The willingness of manufacturers to make the product or lack of availability of manufacturing capacity may have an adverse impact on the availability of our product and on our ability sell our products, and as a result we may not be able to grow our business as we expect.  Manufacturing difficulties will harm our ability to compete and adversely affect our results of operations and financial condition.

We may have substantial future cash requirements but no assured financing source to meet such requirements.

We currently have sufficient cash and cash equivalents to support our projected operating needs for the current fiscal year.  However, our business plan calls for us to continue to improve our products, to create new products, and to more aggressively market our existing products, all of which will require us to obtain additional working capital.  To date, we have received limited revenues from sales of our products and services.  Our continuing product improvement and new development activities will require a commitment of additional funds.  Our future capital requirements will depend on many factors, including continued progress in product enhancements and new product development programs, the magnitude of these programs, the time and costs involved in obtaining any required regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patents, successful completion of technological, manufacturing and market requirements, changes in existing product development relationships, establishing collaborative arrangements, and the cost of finalizing licensing agreements to produce licensing revenues.

We do not know whether additional financing will be available when needed, or on terms favorable to us or our stockholders – particularly in light of current economic conditions which has significantly impacted the availability of credit, and other sources of capital.  We may raise necessary funds through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements.  To the extent we raise additional capital by issuing equity securities, our stockholders will experience dilution.  If we raise funds through debt financings, we may become subject to restrictive covenants.  To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or products, or grant licenses on terms that are not favorable to us.

If adequate funds are not available, we may be required to delay, scale-back or eliminate our product enhancement and new product development programs or obtain funds through collaborative partners or others that may require us to relinquish rights to certain of our potential products that we would not otherwise relinquish. There can be no assurance that additional financing will be available on acceptable terms or at all, if and when required.

We currently depend upon one manufacturer for some of the components of our principal products, and if we encounter problems with this manufacturer there is no assurance that we could obtain products from other manufacturers without significant disruptions to our business.

We expect that most of the components and subassemblies of our gpVector™ module will be initially manufactured for us by only one manufacturer. Although we could arrange for other manufacturers to supply these components and subassemblies, there is no assurance that we could do so without undue cost, expense and delay.  If our sole manufacturers are unable to provide us with adequate supplies of high-quality components on a timely and cost-efficient basis, our operations will be disrupted and our net revenue and profitability will suffer.  Moreover, if those manufacturers cannot consistently produce high-quality products that are free of defects, we may experience a high rate of product returns, which would also reduce our profitability and may harm our reputation and brand.  Although we believe that we could locate alternate contract manufacturers, our operations would be impacted until alternate manufacturers are found.

Our markets are highly competitive, and our failure to compete successfully would limit our ability to sell our products, attract and retain customers and grow our business.

 Competition in the wireless location services market in the U.S. and abroad is intense. The adoption of new technology in the communications industry likely will intensify the competition for improved wireless location technologies. The wireless location services market has historically been dominated by large companies, such as Siemens AG and LoJack Corporation.  In addition, a number of other companies such as Trimble Navigation, Verizon, FireFly, Disney, Mattel, Digital Angel Corporation, Location-Based Technologies, Inc. and WebTech Wireless Inc. either have announced plans for new products or have commenced selling products that are similar to our wireless location products, and new competitors are emerging both in the U.S. and abroad to compete with our wireless location services products.  Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources may enter those markets, thereby further intensifying competition, adversely affecting our sales, and adversely affecting our business and prospects.

We expect to rely heavily on a few licensees of our technology.  The loss of, or a significant reduction in, orders from these major customers could have a material adverse effect on our financial condition and results of operations.

Our current business model assumes that we will license some of our technologies to only a few companies who will incorporate our technologies into products that they manufacture and market.  Therefore, our revenues in the next several years could be heavily dependent on licenses that we may grant to a limited number of major customers in a few business segments. Accordingly, the loss of, or a significant reduction in, orders from these major customers could have a material adverse effect on our financial condition and results of operations.

We may not be successful in developing our new products and services.

The market for telecommunications based products and services is characterized by rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards.  These market characteristics are exacerbated by the emerging nature of this market and the fact that many companies are expected to introduce continually new and innovative products and services.  Our success will depend partially on our ability to introduce new products, services and technologies continually and on a timely basis and to continue to improve the performance, features and reliability of our products and services in response to both evolving demands of prospective customers and competitive products.

There can be no assurance that any of our new or proposed products or services will maintain the market acceptance already established.  Our failure to design, develop, test, market and introduce new and enhanced products, technologies and services successfully so as to achieve market acceptance could have a material adverse effect upon our business, operating results and financial condition.

There can be no assurance that we will not experience difficulties that could delay or prevent the successful development, introduction or marketing of new or enhanced products and services, or that our new products and services will adequately satisfy the requirements of prospective customers and achieve significant acceptance by those customers.  Because of certain market characteristics, including technological change, changing customer needs, frequent new product and service introductions and evolving industry standards, the continued introduction of new products and services is critical.  Delays in the introduction of new products and services may result in customer dissatisfaction and may delay or cause a loss of revenue.  There can be no assurance that we will be successful in developing new products or services or improving existing products and services that respond to technological changes or evolving industry standards.

Additionally, there can be no assurance that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new or improved products and services, or that our new products and services will adequately satisfy the requirements of prospective customers and achieve acceptance by those customers.  In addition, new or enhanced products and services introduced by us may contain undetected errors that require significant design modifications.  This could result in a loss of customer confidence which could adversely affect the use of our products, which in turn, could have a material adverse effect upon our business, results of operations or financial condition.  If we are unable to develop and introduce new or improved products or services in a timely manner in response to changing market conditions or customer requirements, our business, operating results and financial condition will be materially adversely affected.

Our software products are complex and may contain unknown defects that could result in numerous adverse consequences, resulting in costly litigation or diverting management's attention and resources.

 Complex software products such as those associate with our products product often contain latent errors or defects, particularly when first introduced, or when new versions or enhancements are released. We have experienced errors and defects in our most recent release of the software associated with our GpVectorTM product, but do not believe these errors will have a material negative effect on the functionality of the GpVectorTM product. However, there can be no assurance that, despite testing, additional defects and errors will not be found in the current version, or in any new versions or enhancements of this software or any of our products, any of which could result in damage to our reputation, the loss of sales, a diversion of our product development resources, and/or a delay in market acceptance, and thereby materially adversely affecting our business, operating results and financial condition. Furthermore, there can be no assurance that our products will meet all of the expectations and demands of our customers. The failure of our products to perform to customer expectations could give rise to warranty claims. Any of these claims, even if not meritorious, could result in costly litigation or divert management's attention and resources. Any product liability insurance that we may carry could be insufficient to protect us from all liability that may be imposed under any asserted claims.

Until recently, our operations have been devoted to research and development and we have not launched any of our products to a large number of customers, making it difficult to evaluate our future prospects and results of operations.

GTX California, formed in 2002, dedicated its resources to research and development until recently and has only launched one gpVector™ product to a limited number of customers.  Also, we have not yet commercially released our LOCi Mobile™ system.  Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in evolving industries. Some of these risks and uncertainties relate to our ability to:

•	offer new and innovative products to attract and retain a larger customer base;

•	increase awareness of our brand and continue to develop user and customer loyalty;

•	respond to competitive market conditions;

•	manage risks associated with intellectual property rights;

•	maintain effective control of our costs and expenses;

•	raise sufficient capital to sustain and expand our business;

•	attract, retain and motivate qualified personnel; and

•	upgrade our technology to support additional research and development of new products.

If we are unsuccessful in addressing any of these risks and uncertainties, our business may be materially and adversely affected.

Our sales are uncertain and we can expect fluctuations in revenues and expenses.

We have just begun the sales process.  We delivered our first purchase order in September 2008 with the delivery of approximately 900 gpVector™ units.  Any additional revenues that we may generate from this customer will depend upon our customer’s ability to resell those gpVector™  products that we sold to the customer and other factors that are outside of our control.  Accordingly, it is uncertain if and when we will receive future orders from this customer.  Until we enter into other license agreements that provide us with regular royalties or subscription revenues, or until we otherwise market our products directly to the public, our sales will be sporadic and dependent upon sporadic and unpredictable orders from a limited number of customers. Our revenues and operating results also will be affected by the timing of order placement, the size of orders and satisfaction of contractual customer acceptance criteria, as well as order and shipment delays and deferrals.  Our current and anticipated dependence on a small number of customers increases the revenue impact of each customer's actions relative to these factors.

Our expense levels in the future will be based, in large part, on our expectations regarding future revenue, and as a result net income for any quarterly period in which material orders are delayed could vary significantly.  In addition, our costs and expenses may vary from period to period because of a variety of factors, including our research and development costs, our introduction of new products and services, cost increases from third-party service providers or product manufacturers, production interruptions, the availability of industry service providers, changes in marketing and sales expenditures, and competitive pricing pressures.

Fluctuations in operating results could adversely affect the market price of our common stock.

Because our revenues and costs may fluctuate significantly, investors should not rely on quarter-to-quarter comparisons of our results of operations or the pro forma financial information as an indication of future performance. It is possible that, in future periods, results of operations will differ from the estimates of public market analysts and investors. Such a discrepancy could cause the market price of our common stock to decline significantly.

There are risks of international sales and operations.

We anticipate that revenue from the sale of our products and services may be derived from customers located outside the United States.  As such, a portion of our sales and operations could be subject to tariffs and other import-export barriers, currency exchange risks and exchange controls, foreign product standards, potentially adverse tax consequences and the possibility of difficulty in accounts receivable collection.  There can be no assurance that any of these factors will not have a material effect on our business, financial condition and results of operations.

Although we will monitor our exposure to currency fluctuations, there can be no assurance that exchange rate fluctuations will not have an adverse effect on our results of operations or financial condition.  In the future, we could be required to sell our products and services in other currencies, which would make the management of currency fluctuations more difficult and expose our business to greater risks in this regard.

Our products may be subject to numerous foreign government standards and regulations that are continually being amended.  Although we will endeavor to satisfy foreign technical and regulatory standards, there can be no assurance that we will be able to comply with foreign government standards and regulations, or changes thereto, or that it will be cost effective for us to redesign our products to comply with such standards or regulations.  Our inability to design or redesign products to comply with foreign standards could have a material adverse effect on our business, financial condition and results of operations.

In addition to the uncertainty as to our ability to generate revenues from foreign operations, there are certain risks inherent in doing business internationally, such as unexpected changes in regulatory requirements, export restrictions, trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, software piracy, seasonal reductions in business activity in certain other parts of the world and potentially adverse tax consequences, which could adversely impact the success of our international operations.  There can be no assurance that one or more of such factors will not have a material adverse effect on our potential future international operations and, consequently, on our business, operating results and financial condition.

Because of the global nature of the telecommunications business, it is possible that the governments of other states and foreign countries might attempt to regulate our transmissions or prosecute us for violations of their laws.  There can be no assurance that violations of local laws will not be alleged or changed by state or foreign governments, that we might not unintentionally violate such law, or that such laws will not be modified, or new laws enacted, in the future.  Any of the foregoing developments could have a material adverse effect on our business, results of operations, and financial condition.

If we fail to develop and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud; as a result, current and potential stockholders could lose confidence in our financial reports, which could harm our business and the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and have our independent registered public accounting firm annually attest to our evaluation, as well as issue their own opinion on our internal controls over financial reporting. We plan to prepare for compliance with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming.  We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on one of the Nasdaq Stock Markets or national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which may reduce our stock price.

If product liability lawsuits are successfully brought against us, we may incur substantial damages and demand for the potential products may be eliminated or reduced.

Faulty operation of our products could result in product liability claims.  Regardless of their merit or eventual outcome, product liability claims may result in:

•	decreased demand for our products or withdrawal of the products from the market;

•	injury to our reputation and significant media attention;

•	costs of litigation; and

•	substantial monetary awards to plaintiffs.

We have purchased product liability insurance in the amount of $2,000,000.  This coverage may not be sufficient to fully protect us against product liability claims.  We intend to expand our product liability insurance coverage as sales of our products expand.  Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against product liability claims could prevent or limit the commercialization of our products and expose us to liability in excess of our coverage.

Our ability to compete could be jeopardized and our business seriously compromised if we are unable to protect ourselves from third-party challenges or infringement of the proprietary aspects of the wireless location products and technology we develop.

Our products utilize a variety of proprietary rights that are critical to our competitive position. Because the technology and intellectual property associated with our wireless location products are evolving and rapidly changing, our current intellectual property rights may not adequately protect us in the future. We rely on a combination of patent, copyright, trademark and trade secret laws and contractual restrictions to protect the intellectual property utilized in our products. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. In addition, monitoring unauthorized use of our products is difficult and we cannot be certain the steps we have taken will prevent unauthorized use of our technology. Also, it is possible that no additional patents or trademarks will be issued from our currently pending or future patent or trademark applications. Because legal standards relating to the validity, enforceability and scope of protection of patent and intellectual property rights are uncertain and still evolving, the future viability or value of our intellectual property rights is uncertain. Moreover, effective patent, trademark, copyright and trade secret protection may not be available in some countries in which we distribute or anticipate distributing our products. Furthermore, our competitors may independently develop similar technologies that limit the value of our intellectual property, design or  patents.  If competitors are able to use our technology, our competitive edge would be reduced or eliminated.

In addition, third parties may at some point claim certain aspects of our business infringe their intellectual property rights. While we are not currently subject to nor aware of any such claim, any future claim (with or without merit) could result in one or more of the following:

•	Significant litigation costs;

•	Diversion of resources, including the attention of management;

•	Our agreement to pay certain royalty and/or licensing fees;

•	Cause us to redesign those products that use such technology; or

•	Cessation of our rights to use, market, or distribute such technology.

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

Our future success depends to a significant degree on the skills, efforts and continued services of our executive officers and other key engineering, manufacturing, operations, sales, marketing and support personnel who have critical industry experience and relationships. If we were to lose the services of one or more of our key executive officers or other key engineering, manufacturing, operations, sales, marketing and support personnel, we may not be able to grow our business as we expect, and our ability to compete could be harmed, adversely affecting our business and prospects.

Our financial success will depend on continued growth in use of wireless telecommunications products, as well as the ability of the wireless networks we plan to use to withstand natural and other disasters.

Our future success is at least partially dependent upon continued growth in the use of wireless telecommunications products.  To the extent that we experience significant growth in the number of users and use, there can be no assurance that our infrastructure will continue to be able to support the demands placed upon it by such potential growth or that the performance or reliability of our system will not be adversely affected by this continued growth.  If use of our products does not increase, or if our infrastructure does not effectively support growth that may occur, our business, operating results and financial condition may be materially and adversely affected.

Our systems may fail due to natural disasters, telecommunications failures and other events, any of which would limit the use of our products.  Fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events could damage our communications hardware and computer hardware operations for our products and services and cause interruptions in our services.  If any of these circumstances were to occur, our business could be harmed.  Our insurance policies may not adequately compensate us for any losses that may occur due to any failures of or interruptions in our systems.

Rapid technological change in our market and/or changes in customer requirements could cause our products to become obsolete or require us to redesign our products, which would have a material adverse affect on our business, operating results and financial condition.

We expect that our markets will be characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changing customer demands and evolving industry standards, any of which can render existing products obsolete. We believe that our future success will depend in large part on our ability to develop new and effective products in a timely manner and on a cost effective basis. As a result of the complexities inherent in our product, major new products and product enhancements can require long development and testing periods, which may result in significant delays in the general availability of new releases or significant problems in the implementation of new releases. In addition, if we or our competitors announce or introduce new products our current or future customers may defer or cancel purchases of our products, which could materially adversely affect our business, operating results and financial condition. Our failure to develop successfully, on a timely and cost effective basis, new products or new product enhancements that respond to technological change, evolving industry standards or customer requirements would have a material adverse affect on our business, operating results and financial condition.

Our future success will depend upon our ability to enhance our products and technologies and to develop and introduce new products and technologies that keep pace with technological developments, respond to evolving customer requirements and achieve market acceptance.  We may determine that, in order to remain competitive, it is in its best interests to introduce new products and technologies and to cease exploitation of our current products and technologies.  It is doubtful that we would be able to maintain operations should changes render all of our technologies obsolete or should we determine that all of our technologies are unexploitable.

Changes in the government regulation of our wireless location products or wireless carriers could harm our business.

Our products, wireless carriers and other components of the communications industry are subject to domestic government regulation by the Federal Communications Commission (the “FCC”) and international regulatory bodies. These regulatory bodies could enact regulations which affect our products or the service providers which distribute our products, such as limiting the scope of the service providers' market, capping fees for services provided by them or imposing communication technology standards which impact our products.

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

RISKS RELATED TO AN INVESTMENT IN OUR SECURITIES

Since our common stock is currently quoted on the OTC Bulletin Board for trading, a stockholder may be unable to sell at or near ask prices or at all if the stockholder needs to sell his shares to raise money or otherwise desire to liquidate his shares.

Our common stock is currently listed for trading on the OTC Bulletin Board.  Shares listed for trading on the OTC Bulletin Board often are thinly traded, meaning the number of persons interested in purchasing the shares at or near ask prices at any given time may be relatively small or non-existent.  This situation may apply to our shares and is attributable to a number of factors, including the fact that we are a small public company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume.  In addition, even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow a company of our size and expanding into a relatively new line of business as we are in, or purchase or recommend the purchase of our shares until such time as we became more seasoned and proven.  As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.  Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near ask prices or at all if you need money or otherwise desire to liquidate your shares.

You may have difficulty selling our shares because they are deemed “penny stocks.”

Our common stock is currently listed on the OTC Bulletin Board under the symbol “GTXO”; our stock has been trading only since mid-March 2008.  Since our common stock is not listed on a national securities exchange, if the trading price of our common stock remains below $5.00 per share, trading in our common stock will be subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-national securities exchange equity security that has a market price of less than $5.00 per share, subject to certain exceptions).  The additional burdens imposed upon broker-dealers could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and the ability of holders of the common stock to sell their shares.

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through pre-arranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

We do not expect to pay dividends for the foreseeable future, and we may never pay dividends.  Investors seeking cash dividends should not purchase our common stock.

We currently intend to retain any future earnings to support the development of our business and do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at that time. In addition, our ability to pay dividends on our common stock may be limited by Nevada corporate law. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment. Investors seeking cash dividends should not purchase our common stock.

The elimination of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers and employees.

Our Amended and Restated Bylaws contain specific provisions that eliminate the liability of our directors for monetary damages to our company and stockholders, and we have given such indemnification to our directors and officers to the extent provided by Nevada law. We may also have contractual indemnification obligations under our employment agreements with our officers. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and stockholders.

Exchange transactions of the type we completed with GTX California in March of 2008 are often heavily scrutinized by the SEC and we may encounter difficulties or delays in obtaining future regulatory approvals which would negatively impact our financial condition and the value and liquidity of your shares of common stock.

Historically, the SEC and  Nasdaq have not generally favored transactions in which a privately-held company merges into, or is acquired by a largely inactive company with publicly listed stock, and there is a significant risk that we may encounter difficulties in obtaining the regulatory approvals necessary to conduct future financing or acquisition transactions, or to eventually achieve a listing of shares on one of the Nasdaq stock markets or other national securities exchanges. On June 29, 2005, the SEC adopted rules dealing with private company mergers into dormant or inactive public companies. As a result, it is likely that we will be scrutinized carefully by the SEC and possibly by the Financial Industry Regulatory Authority (“FINRA”) or Nasdaq, which could result in difficulties or delays in achieving SEC clearance of any future registration statements or other SEC filings that we may pursue, in attracting FINRA-member broker-dealers to serve as market-makers in our common stock, or in achieving admission to one of the Nasdaq stock markets or any other national securities market. As a consequence, our financial condition and the value and liquidity of your shares of our common stock may be negatively impacted.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market following this report could harm the market price of our common stock.  There are approximately 18,000,000 shares of our common stock potentially becoming available for resale under Rule 144 commencing on March 21, 2009.  As additional shares of our common stock become available for resale in the public market, the supply of our common stock will increase, which could decrease the price.    The possibility that substantial amounts of our common stock may be sold in the public market may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities.

Past activities of our company and its affiliates may lead to future liability for our company.

Prior to our acquisition of GTX California in 2008, we engaged in businesses unrelated to our current operations. Although certain previously controlling stockholders of our company are providing certain indemnifications against any loss, liability, claim, damage or expense arising out of or based on any breach of or inaccuracy in any of their representations and warranties made regarding such acquisition, any liabilities relating to such prior business against which we are not completely indemnified may have a material adverse effect on our Company.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	DESCRIPTION OF PROPERTIES

Our executive, administrative and operating offices are located at 117 W 9th Street; Suite 1214, Los Angeles, California 90015.  Our office space is approximately 2,000 square feet and consists of administrative work space for a base rent of $1,025 per month.  The lease expires on December 31, 2009.

Our Technology Development Center office is located at 366 California Ave., Palo Alto, California  94306.  Our office space is approximately 1,100 square feet for a base rent of $3,370 per month.  The lease expires on June 10, 2010.  Beginning March 1, 2009, we are subleasing approximately 760 square feet of our 1,100 square feet to a third party for $2,325 per month, on a month-to-month basis.  This sublessee is currently providing us high-level technology services and intends to continue to provide such services while subleasing a portion of the premises.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.  We are not aware of any pending or threatened litigation against us that we expect will have a material adverse effect on our business, financial condition, liquidity, or operating results. However, legal claims are inherently uncertain, and we cannot assure you that we will not be adversely affected in the future by legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.  Since the closing of the Exchange Transaction, our common stock has been traded in the over-the-counter market on the OTC Bulletin Board under the symbol “GTXO.”  Prior thereto, our common stock was listed on the OTC Bulletin Board over-the-counter market under the symbol “DEEA.”

To our knowledge, there was limited or no trading in our common stock prior to the Exchange Transaction on March 14, 2008.  Accordingly, the following table only sets forth the high and low bid information for our common stock for the periods indicated since the Exchange Transaction.  The following price information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:.

	Completion of Exchange Transaction
	through December 31, 2008
	High	Low
Quarter ended March 31, 2008	$1.65	$0.95
Quarter ended June 30, 2008	$2.71	$1.46
Quarter ended September 30, 2008	$2.42	$0.33
Quarter ended December 31, 2008	$0.65	$0.11

Record Holders.  As of March 5, 2009, an aggregate of 39,340,540 shares of our common stock were issued and outstanding and were owned by approximately 122 holders of record, based on information provided by our transfer agent.  The foregoing number of record holders does not include any persons who hold their stock in “street name.”

Recent Sales of Unregistered Securities.

During the year ended December 31, 2008, we issued 235,000 shares to a total of 19 employees, vendors and consultants in exchange for services rendered.  The services were valued at approximately $254,000.  The foregoing securities were issued without an underwriter or placement agent in a private transaction in reliance on the exemption from registration available pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Re-Purchase of Equity Securities.

None

Dividends.

None.

Securities Authorized for Issuance Under Equity Compensation Plans.  On March 14, 2008, we adopted the 2008 Equity Compensation Plan (the “2008 Plan”) pursuant to which we are authorized to grant stock options, stock awards and stock appreciation rights of up to 7,000,000 shares of common stock to our employees, officers, directors and consultants.  Approximately 2.924 million of the shares available under the 2008 Plan were still available for issuance as of March 5, 2009.   The 2008 Plan is administered by the Board of Directors of the Company.  The following table provides information with respect to outstanding options as of December 31, 2008, pursuant to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,563,000	$0.74	1,894,423
Equity compensation plans not approved by security holders	—	—	—
Total	4,563,000	$0.74	1,894,423

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Overview

We develop and patent integrated miniaturized 2-way GPS tracking and location aware technology for consumer products and applications. As the underlying technology provider, the Company works with branded license partners to deliver these innovative solutions to the consumer in a wide variety of wearable location devices. Our gpVector Personal Location Services suite delivers remote real-time oversight of loved ones and high-value assets. Our licensing model and a user friendly format allows us to transparently embed the technology into a wide variety of branded consumer products.  In addition to geo spatial location-reporting, which provides peace of mind to caretakers, our scalable gpVector™ technology platform is also designed to deliver new and innovative life style based applications.  Some of those are interactive real-time gaming and performance, health/exercise monitoring and geo specific social networking. The miniaturization of the electronics offers a whole new category of portable hosts to deliver a wide range of new people-oriented wearable 2 way GPS personal location devices.

On March 4, 2008, GTX Corp entered into a Share Exchange Agreement with Global Trek Xploration (“GTX California”), the shareholders of GTX California, and Jupili Investment S.A., pursuant to which GTX Corp acquired all of the outstanding capital stock of GTX California in exchange for the issuance of 18,000,001 shares of GTX Corp’s common stock to the GTX California shareholders for all of the issued and outstanding shares of GTX California (the “Exchange Transaction”).  The Exchange Transaction closed on March 14, 2008.

Although we acquired GTX California in the Exchange Transaction, for accounting purposes, the Exchange Agreement was treated as an acquisition of GTX Corp and a recapitalization of GTX California.  Accordingly, the financial statements contained in this Annual Report, and the following description of our results of operations and financial condition, reflect (i) the operations of GTX California alone prior to the Exchange Transaction, and (ii) the combined results of this company and all of its three subsidiaries since the Exchange Transaction.

Immediately following the closing of the Exchange Transaction, in a private placement we sold $2,000,000 of our securities to qualified investors (the “Financing”).  In the Financing, we sold an aggregate total of 2,666,668 units (“Units”) at a price of $0.75 per Unit. Each Unit consists of one share of common stock and one warrant (“Warrant”) to purchase one share of common stock. Each Warrant is exercisable into an additional common share for a period of eighteen (18) months with respect to the first 1,666,668 Warrants issued and for a period of twelve (12) months with respect to the remaining 1,000,000 Warrants issued at an exercise price of $1.25 per share.  Eighteen (18) month warrants were issued to six (6) investors and twelve (12) month warrants were issued to two (2) investors.

At Closing, pursuant to the Exchange Agreement, we also converted a $1,000,000 bridge loan, plus accrued and unpaid interest, made by Jupili Investment S.A. to GTX California (“Bridge Loan”) into Units at a conversion price of $0.75 per Unit, based upon the same terms and conditions as the Financing. Thus, concurrently with the Exchange Transaction, we also issued 1,374,334 shares of common stock to Jupili and eighteen (18) month Warrants to purchase an aggregate of 1,374,334 shares of our common stock to Jupili.

In May 2008 we completed a second private placement (the “Additional Financing”) of 1,732,000 units (“Additional Units”) of our securities.  The Additional Units were sold at a price of $1.00 per Additional Unit for aggregate proceeds of $1,732,000. Each Additional Unit consisted of one common share and one share purchase warrant (“Additional Warrant”).  Each Additional Warrant is exercisable at an exercise price of $1.50 per share for a three-year term.

In May 2008, we filed a registration statement to register the re-sale of the shares sold in the Financing and in the Additional Financing, as well as the shares issuable upon the exercise of the Warrants and Additional Warrants.

Results of Operations

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Annual Report.

The following table represents our statement of operations for the years ended December 31, 2008 and 2007:

	Year ended December 31,
	2008		2007
	$	% of Revenues	$	% of Revenues
Revenues	$424,166	100%	$26,000	100%
Cost of goods sold	334,482	79%	-	-%
Net profit	89,684	21%	26,000	100%
Operating expenses	3,478,992	820%	1,317,747	5,068%
Loss from operations	(3,389,308)	(799)%	(1,291,747)	(4,968)%
Other income (expense)	(11,975)	(3)%	(35,907)	(138)%
Net loss	$(3,401,283)	(802)%	$(1,327,654)	(5,106)%

Revenues

Revenues for the year ended December 31, 2008 consisted primarily of the sale of approximately 900 gpVector™ Powered Athlete Tracking Systems, at a price of $239 per unit, to a re-seller, as well as monthly service and licensing fees charged to the re-seller with respect to the units sold to the re-seller.  We also recognized some revenues from various design and enhancement services provided by us to the re-seller to allow our GPS technology to better integrate into the re-seller’s products.  The re-seller also purchased website design and functionality services from GTX in anticipation of their launch in the third quarter of 2008.   We had no active customers in 2007 and the revenue recognized during the year ended December 31, 2007 was received from one customer in connection with a licensing agreement which has since been terminated.

Cost of goods sold

Cost of goods sold during the year ended December 31, 2008 consisted of (i) the cost of raw materials utilized in the manufacturing of the 900 gpVector™ Powered Athlete Tracking Systems that we sold during the year, (ii) the cost of the design and enhancement services we provided to allow our GPS technology to better integrate into the re-seller’s products, and (iii) the cost to provide this customer with website design and functionality services.

Operating expenses

Operating expenses consist of salaries and professional fees, stock based compensation expense, research and development and general and administrative costs. Total operating expenses for the year ended December 31, 2008 (“fiscal 2008) increased by approximately $2,161,000 or 164% as compared to total operating expenses for the year ended December 31, 2007 (“fiscal 2007). The increase in operating expenses is primarily attributed to the following:

•
Stock based compensation expense was approximately $1,025,000 for fiscal 2008 compared to $181,000 for fiscal 2007.  Following the adoption by this Company of the 2008 Stock Compensation Plan (the “2008 Plan”), we had granted options to purchase a total of 4,913,000 shares of common stock during fiscal 2008, resulting in stock based compensation expense of approximately $342,000, net of estimated pre-vesting forfeitures, for fiscal 2008.  Additionally, we granted a total of 542,577 shares of common stock from the 2008 Plan, valued at approximately $432,000 during the year ended December 31, 2008 to various employees and consultants. We also granted stock to employees and consultants (outside of the 2008 Plan) for services rendered resulting in stock based compensation expense of approximately $254,000 during the year ended December 31, 2008. Stock based compensation expense was inconsequential during fiscal 2007.

•
Professional fees in fiscal 2008 totaled approximately $758,000 compared to $265,000 for fiscal 2007.  The increase is primarily due to legal and accounting fees related to the Exchange Transaction, the Financing, the Additional Financing, the filing of the registration statement in May 2008 with the SEC, as well the legal fees related to the filing of applications for our various patents.  We expect that our professional expenses will continue to be significantly higher than they were in fiscal 2007 due to the costs of being a public company, including the costs we expect to incur to comply with the Sarbanes-Oxley Act of 2002.

•
Research and development fees totaled approximately $372,000 for fiscal 2008 compared to $240,000 for fiscal 2007.  These fees for both fiscal years relate to the continued development of our 2-Way GPS™ tracking and location aware technology.

•
Salaries totaled approximately $949,000 for fiscal 2008, compared to approximately $481,000 for fiscal 2007.  The increase in salaries is primarily due to the hiring of additional employees during the later part of 2007 and the first quarter of 2008 in anticipation of the completion of the development of certain of our technologies and the commercial release our first product, as well as an increase in the salaries of many of our existing employees.

Other income (ixpense)

During fiscal 2008, we recognized approximately $51,000 of interest income as compared to approximately $2,000 recognized during fiscal 2007.  This increase is primarily attributable to our increase in cash and cash equivalents and certificates of deposit resulting from the Financing and Additional Financing.

During fiscal 2008, we reported interest expense of approximately $63,000 as compared to approximately $38,000 for fiscal 2007.  The increase is primarily attributed to a $40,000 fee paid in conjunction with the Financing, as well as interest expense on the $1,000,000 Bridge Loan held by Jupili Investment S.A..  The Bridge Loan accrued interest at 10% per annum.  The Bridge Loan was converted into common stock in connection with the Exchange Transaction in March 2008.

Net loss

During fiscal 2008, we reported a net loss of approximately $3,401,000 as compared to a net loss of approximately $1,328,000 for fiscal 2007 due primarily to an increase in operating expenses as discussed above.

Liquidity and Capital Resources

To date, we have financed our operations and met our capital expenditure requirements primarily from the proceeds received from the sale of shares of our common stock, personal loans from our stockholders, and the issuance of the Bridge Loan.  Since our inception, we have raised a total of $3,924,000 from the sale of common stock.  We received our first revenues from the sale of our products in September 2008.  We currently anticipate that we will meet our working capital requirements for the current fiscal year ending December 31, 2009 from the funds we currently have and from possible future revenues derived from our products.   As of December 31, 2008, we had approximately $707,000 in cash and cash equivalents and $1,500,000 in certificates of deposit with maturities ranging between four and twelve months.  We believe that our available cash and cash equivalents and certificates of deposit will be sufficient to fund anticipated levels of operations for the next twelve months.

Net cash used in operating activities was approximately $2,362,000 for the year ended December 31, 2008 compared to approximately $871,000 for the year ended December 31, 2007.  Net cash used in operating activities in fiscal 2008 was less than the $3,401,000 net loss incurred during that fiscal year due largely to $1,025,000 of non-cash charges that we incurred for stock based compensation.  The increase in cash used in operating activities is primarily attributable to expenses incurred in the development of our products and technologies and an increase in salaries and professional fees resulting from the growth of the company.

Net cash used in investing activities during the year ended December 31, 2008 was approximately $1,674,000 resulting primarily from the purchase of several certificates of deposit.  The certificates of deposit are held at various financial institutions to ensure coverage under the Federal Deposit Insurance Corporation and mature within six to twelve months from the date of purchase.  Net cash utilized for investing purposes during the year ended December 31, 2007 was minor and consisted of the purchase of property and equipment.

Net cash provided by financing activities during the years ended December 31, 2008 and 2007 was approximately $4,007,000 and $1,372,000, respectively. The increase in cash from financing activities is due to the sale of shares of common stock in fiscal 2008 that resulted in proceeds of $3,732,000, and from $398,800 we received upon the exercise of stock purchase warrants during fiscal 2008.  In fiscal 2007, we received $1,000,000 from the Bridge Loan, and $192,000 and $180,000, respectively, from the sale of common stock and the exercise of warrants.

As a result of our acquisition of GTX California, we began operating as a GPS technology company as of March 14, 2008. We are focused on the development of a personal location device system (GpVector™) for licensing out to technology partners seeking to enable their products with GPS tracking capabilities. We had our initial launch of the GpVector™ during the third calendar quarter of 2008. Since inception, we have generated significant losses. As of December 31, 2008, we had an accumulated deficit of approximately $7,442,000.  As a consolidated entity, we expect to incur continual losses until sometime in calendar year 2009.

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

As noted above, based on budgeted expenditures, we believe that we will have sufficient liquidity to satisfy our cash requirements for the next twelve months. If our existing resources prove to be insufficient to satisfy our liquidity requirements during that timeframe, we will need to raise additional external funds through the sale of additional equity or debt securities. In any event, as noted above, we may need to raise additional funds during the next 12 months to finance the costs of ongoing research and development and related expenses, as well as sales and marketing expenses. The sale of additional equity securities will result in additional dilution to our stockholders. Sale of debt securities could involve substantial operational and financial covenants that might inhibit our ability to follow our business plan. Additional financing may not be available in amounts or on terms acceptable to us or at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our financial conditions and operating results.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Inflation

Inflation and changing prices have had no effect on our net sales and revenues or on our income from continuing operations over our two most recent fiscal years.

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

Revenue Recognition

The Company recognizes revenue from product sales when the product is shipped to the customer and title has transferred. The Company assumes no remaining significant obligations associated with the product sale other than that related to its warranty program.  Revenue related to licensing agreements is recognized over the term of the agreement.  Revenues for services is recognized as the services are rendered.

Inventory

Inventory consists of finished units and various components that go into the final product such as antennas, batteries, control boards, SIM card holders, etc. Inventory is valued at the lower of cost (first-in, first-out) or net realizable value. The Company evaluates its inventory for excess and obsolescence on a regular basis. In preparing the evaluation the Company looks at the expected demand for the product, as well as changes in technology, in order to determine whether or not a reserve is necessary to record the inventory at net realizable value. After performing a review of the inventory as of December 31, 2008, we determined that the net realizable value is greater than the cost thus inventory is recorded at cost as of December 31, 2008. If actual market conditions are less favorable than those projected by management, inventory write-downs may be required.

Development Stage Company

During the three months ended March 31, 2008, the Company no longer met the qualifications as a development stage company as defined in Financial Accounting Standards Board Statement No. 7. Accordingly, reporting as a development stage company is no longer deemed necessary.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations; and stipulates that acquisition related costs be expensed rather than included as part of the basis of the acquisition. SFAS No. 141R expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. SFAS No. 141R is effective for all transactions entered into, on or after January 1, 2009. We believe that the adoption of this standard will not have a material effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133. SFAS No. 161 enhances required disclosures regarding derivative instruments and hedging activities, including enhanced disclosures regarding how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and the impact of derivative instruments and related hedged items on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective on January 1, 2009. We believe that the adoption of this standard will not have a material effect on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect the adoption of this statement to have a material impact on the Company’s results of operations, financial position or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are submitted in a separate section of this report, beginning on F-1, are incorporated herein and made a part hereof.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, our principal executive and financial officers concluded that our disclosure controls and procedures are effective to ensure the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 15d-15(f) under the Exchange Act, and for assessing the effectiveness of internal control over financial reporting.

Internal control over financial reporting is intended to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use, or disposition of our assets that could have a material effect on our financial statements.

Management, with the participation of our principal executive and financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).    Based on that evaluation, management concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

Executive Officers and Directors.  Each of our directors were elected by the stockholders and serves until his or her successor is elected and qualified.

The board of directors currently has no nominating, audit or compensation committee at this time.

Our chief executive officer serves pursuant to an employment agreement which terminates March 14, 2010 subject to the automatic and successive one-year extensions if not cancelled by either party.  See “Item 10, Executive Compensation – Employment Agreements.”

The following table sets forth information regarding our executive officers and directors.

Name	Position Held	Age	Date First Appointed
Patrick E. Bertagna	President, Chief Executive Officer and Chairman of the Board	45	March 14, 2008
Murray Williams	Chief Financial Officer, Treasurer and Secretary	38	March 14, 2008
Christopher M. Walsh	Chief Operating Officer	59	March 14, 2008
Patrick Aroff	Director	46	March 14, 2008
Louis Rosenbaum	Director	58	March 14, 2008
Jeffrey Sharpe	Director	37	April 7, 2006

Biographical Information

The following describes the backgrounds of current executive officers and directors.  Our Board of Directors has determined that all of our directors other than Mr. Bertagna are independent directors as defined in the Nasdaq rules governing members of boards of directors.  With the exception of Mr. Sharpe, our officers and directors assumed their current offices with GTX Corp upon the closing of the Exchange Transaction on March 14, 2008.

Mr. Bertagna is the sole director and the Chief Executive Officer of GTX California, LOCiMOBILE, Inc. and Code Amber News Service, Inc., and Mr. Williams is the Chief Financial Officer of each of those subsidiaries.

Patrick E. Bertagna – Chief Executive Officer, President and Chairman of the Board

Mr. Bertagna was the founder of GTX California in September 2002 and has since served as its Chief Executive Officer, President and Chairman of the Board of Directors of GTX.  He is co-inventor of the company’s patented GPS footwear technology.  His career spans over 27 years in building companies in both technology and consumer branded products.

Mr. Bertagna began his career in consumer products importing apparel from Europe and later went on to import and manufacture apparel, accessories and footwear in over 20 countries. In 1993, Mr. Bertagna transitioned into technology and founded Barcode World, Inc. a supply chain software company, enabling accurate tracking of consumer products from design to retail. In June 2002 after selling this company, Mr. Bertagna combined his two past careers in consumer products and tracking technology and founded GTX.

Mr. Bertagna was born in the South of France and is fluent in French and Spanish, has formed alliances with Fortune 500 companies such as IBM, AT&T, Sports Authority, Federated Stores, Netscape and GE. He has been a keynote speaker and has been awarded several patents.

Murray Williams - Chief Financial Officer, Treasurer and Secretary

Mr. Williams became the Company’s Chief Financial Officer, Treasurer and Secretary on March 14, 2008.  From February 15, 2007 until he became our Chief Financial Officer, Mr. Williams was an independent business and financial consultant to individuals and development stage companies.   From June 2005 to February 15, 2007, Mr. Williams was the Chief Financial Officer of Interactive Television Networks, Inc. ("ITVN"), a public company and a leading provider of Internet Protocol Television hardware, programming software and interactive networks. Prior to joining ITVN, from September 2001, Mr. Williams was a consultant and investor in numerous companies, including ITVN.  In January 1998, Mr. Williams was one of the founding members of Buy.com, Inc.  Mr. Williams developed the finance, legal, business development and human resource departments of Buy.com and last served as its Senior Vice President of Global Business Development until August 2001.  Prior to joining Buy.com, from January 1993 to January 1998, Mr. Williams was employed with KPMG Peat Marwick, LLP and last served as a manager in their assurance practice.  Mr. Williams managed a team of over 20 professionals specializing in financial services with an emphasis on public offerings, private financings and mergers/acquisitions. Mr. Williams also serves on the board of directors of Beyond Commerce, Inc., a public company that operates a social Web site and an internet advertising business.

Mr. Williams is a CPA and received degrees in both Accounting and Real Estate from the University of Wisconsin-Madison.

Christopher M. Walsh - Chief Operating Officer

Mr. Walsh began his career with Nike in 1974 and subsequently established and implemented Nike’s first manufacturing operation in the Far East. In 1989, Mr. Walsh joined Reebok International as Vice President of Production. In that role he established the Company's inaugural Asian organization headquartered in Hong Kong with satellite organizations across Asia, and also played a critical role on the Reebok Pump Task Force directing the manufacturing initiatives associated with the unique components of the Pump system. After Reebok, Mr. Walsh moved to LA Gear in 1992 and, as Chief Operating Officer, became a critical figure in the turnaround team assembled by LA Gear and was responsible for all research and development, design, manufacturing, sourcing, quality control, distribution and logistics.

Upon leaving LA Gear in 1995, Mr. Walsh founded CW Resources, a Los Angeles based firm providing design, development, manufacturing and licensing consulting services to an extensive client base, both domestic and international, within the footwear, apparel, textile, sporting goods and action sports industries. Chief among clients served during this period are Ferris Baker Watts, Heeling Sports, K Swiss, Mission Six, Proctor and Gamble, Etnies, The Parthenon Group, Quiksilver and VF Corporation. Since January 2005, he has served as an advisor to GTX California spearheading their Footwear research and development and Marketing practices.

Mr. Walsh received a B.S. in Marketing from Boston College in 1973 and previously served on numerous organizational boards within the footwear and textile industries including The Two Ten International Footwear Foundation and The Footwear Distributors and Retail Association.

Patrick Aroff - Director

Mr. Aroff served as a member of GTX California’s Board of Directors from October 2007 until March 14, 2008, at which time he became a director of GTX Corp.  Mr. Aroff has worked and held positions in most every facet of marketing and advertising, including producing and directing commercials for television and radio. Mr. Aroff has won numerous awards nationally and internationally for marketing, design, advertising and art direction.

After leaving a successful advertising career of 18 years in June 2003, Mr. Aroff started a residential and commercial real estate development company.  In June 2004, Mr. Aroff founded Encore Brands, LLC and continues to serve as its Chief Executive Officer and a Managing Member.

Mr. Aroff received his education at the Art Center College Of Design in Pasadena and has garnered numerous awards during his career, including: Clio, Belding, New York Ad Club, Best in the West, Cannes International Ad Festival, and an OBIE.

Louis Rosenbaum - Director

Mr. Rosenbaum served as a member of GTX California’s Board of Directors from September 2002 until June 2005 and then again from October 2007 until March 14, 2008, at which time he became a director of GTX Corp.  .  Mr. Rosenbaum was a founder of GTX California and an early investor in GTX California.

Mr. Rosenbaum has been the President of Advanced Environmental Services since July 1997.  His  responsibilities at Advanced Environmental Services encompass supervising all administrative and financial activities, including all contractual aspects of the business.  Mr. Rosenbaum has been working in the environmental and waste disposal industry for the past eighteen years.  He started with Allied Waste Services, a division of Eastern Environmental (purchased by Waste Management Inc. in 1998) in 1990.

Mr. Rosenbaum has been a serial entrepreneur.  Mr. Rosenbaum founded and was President of Elements, a successful clothing manufacturer that produced a line of upscale women’s clothing in Hong Kong, China, Korea and Italy, from 1978 to 1987.  He has also been active in many civic administration roles over the years in and around Stinson Beach, California.

Jeffrey Sharpe - Director

Mr. Sharpe was the President, Secretary, Treasurer and a director of our company from its formation on April 7, 2006 until the Exchange Transaction on March 14, 2008, at which time he resigned all positions other than his position as a member of the Company’s Board of Directors.  Mr. Sharpe co-founded a privately held health and wellness company, No Excuse Inc., based in Canada, and his principal occupation over the past five years has been serving as President and Chief Executive Officer of No Excuse Inc.

Under the direction of Mr. Sharpe, No Excuse Inc. expanded operations internationally and grew to approximately $5,000,000 in annual revenues. Mr. Sharpe has also served on the Advisory Board of several not-for-profit organizations including the Canadian Cancer Society and Diamond Ball.

Mr. Sharpe was granted a Bachelor’s in Human Kinetics from the University of British Columbia in 1995, and he has not previously served as a director or officer for any public companies.

Family Relationships

There are no family relationships among the Company’s directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.

Code of Business Conduct and Ethics.

We have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to our directors, officers and employees, including our principal executive officer and principal financial and accounting officer.    A copy of our code of ethics will be furnished without charge to any person upon written request.  Requests should be sent to:  Secretary, GTX Corp, 117 W. 9th Street, #1214 Los Angeles, California 90015.

Compliance with Section 16(a) of the Exchange Act.

Under the Securities Exchange Act of 1934, as amended, our directors, certain officers, and any persons holding more than 10% of any class of our equity securities are required to report their ownership of our equity securities and any changes in that ownership to the Securities and Exchange Commission and any exchange or quotation system on which our securities are listed or quoted.  Specific due dates for these reports have been established and we are required to report any failure to file such reports on a timely basis.  Based solely on a review of copies of reports filed with the SEC, we believe that all persons required to file such reports complied with the filing requirements applicable to them for the fiscal year ended December 31, 2008,  including subsequent filings on Forms 5, except that Mr. Aroff and Mr. Williams failed to timely report sales of some securities, and that Ron Paxson, a beneficial owner of more than 10% of our common stock, failed to timely file a Form 3 upon his receipt of shares in the Exchange Transaction and failed to file a Form 4 upon the purchase of units of common stock and warrants in our May 2008 private placement.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table.  The table set forth below summarizes the annual and long-term compensation for services in all capacities to us paid to our executive officers during the years ending December 31, 2008 and 2007.  GTX Corp acquired GTX California, our primary operating subsidiary, on March 14, 2008.  The table below sets forth all compensation to the following officers of GTX Corp in 2007 and 2008 by either GTX Corp or GTX California.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 12/31	Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)(8)		All Other Compensation ($)	Total ($)
Patrick Bertagna(1)	2008	118,750		–	152,975	(4)	83,940	(4)	–	355,665
	2007	67,000					-			67,000
Jeffrey Sharpe(1)	2008	–		–	–		–		–	–
	2007	12,000		–	–		–		–	12,000
Murray Williams(2)	2008	118,750		–	152,975	(5)	70,406	(5)	–	342,131
	2007	12,000	(7)	–	–		–		–	12,000	(7)
Christopher Walsh(3)	2008	95,000		–	37,975	(6)	70,406	(6)	–	203,381
	2007	35,750		–	–		–		–	35,750

(1)
Patrick Bertagna became the registrant’s Chief Executive Officer and Chairman of the Board on March 14, 2008.  Jeffrey Sharpe was the registrant’s President (principal executive officer) and sole Director in 2007 and in 2008 until the closing of the Exchange Transaction on March 14, 2008.

(2)	Chief Financial Officer and Secretary since the closing of the Exchange Transaction on March 14, 2008.
(3)	Chief Operating Officer since the closing of the Exchange Transaction on March 14, 2008.
(4)
150,000 shares and 900,000 options were granted on March 16, 2008 with a strike price of $0.75; 300,000 of the options vested on March 16, 2009 and the remaining 600,000 options vest monthly thereafter at a rate of 25,000 per month.  2,500 shares and 25,000 options were granted on December 5, 2008 with a strike price of $0.19 as a holiday bonus; the 25,000 options vested immediately.  As a bonus for the successful completion of over one million dollars of Additional Financing, 40,000 shares of our common stock were granted on May 12, 2008.

(5)
150,000 shares and 750,000 options were granted on March 16, 2008 with a strike price of $0.75; 250,000 of the options vested on March 16, 2009 and the remaining 500,000 options vest monthly thereafter at a rate of 20,833 per month.  2,500 shares and 25,000 options were granted on December 5, 2008 with a strike price of $0.19 as a holiday bonus; the 25,000 options vested immediately.  As a bonus for the successful completion of over one million dollars of Additional Financing, 40,000 shares of our common stock were granted on May 12, 2008.

(6)
50,000 shares and 750,000 options were granted on March 16, 2008 with a strike price of $0.75; 250,000 of which vested on March 16, 2009 and the remaining 500,000 vest monthly thereafter at a rate of 20,833 per month.  2,500 shares and 25,000 options were granted on December 5, 2008 with a strike price of $0.19 as a holiday bonus; the 25,000 options vested immediately.

(7)	Mr. Williams provided part-time consulting services to GTX California in 2007 before becoming an officer of that company in 2008.
(8)
This column represents the dollar amount recognized for financial statement reporting purposes for the fair value of stock options granted to the named executive, in accordance with SFAS 123R.  Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.  For additional information on the valuation assumptions with respect to the option grants, refer to Note __ of our financial statements in this Annual Report.  These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executive from these awards.

Outstanding Equity Awards.  The following table sets forth information as of December 31, 2008 concerning unexercised options, unvested stock and equity incentive plan awards for the executive officers named in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Patrick Bertagna	25,000	(3)	—		—	$.19/share	12/5/2011	—	—	—	—
	—		750,000	(1)	—	$.75/share	2012-2014	—	—	—	—
	—		150,000	(2)	—	$.75/share	2012-2014	—	—	—	—
Murray Williams	25,000	(3)	—		—	$.19/share	12/5/2011	—	—	—	—
			750,000	(1)	—	$.75/share	2012-2014
Christopher Walsh	25,000	(3)	—		—	$.19/share	12/5/2011	—	—	—	—
	—		750,000	(1)	—	$.75/share	2012-2014	—	—	—	—

(1)
Each officer holds an option to purchase up to 750,000 shares of common stock at $0.75 per share.  Options to purchase 250,000 shares each are exercisable on March 16, 2009, and the remaining options to purchase 500,000 vest at a rate of 20,833 each month for the 23 months beginning on April 16, 2009 and the remaining 20,841 Options shall vest on March 16, 2011.  None of these options are presently exercisable.  The options expire on the third anniversary of the vesting date.

(2)
For his services as a member of the board of directors, Patrick Bertagna also received an option to purchase up to 150,000 shares of common stock at $0.75 per share.  Options to purchase 50,000 shares each are exercisable on March 16, 2009, and the remaining options to purchase 100,000 vest at a rate of 4,167 each month for the 23 months beginning on April 16, 2009 and the remaining 4,159 Options shall vest on March 16, 2011.  None of these options are presently exercisable.  The options expire on the third anniversary of the vesting date.

(3)
On December 5, 2008, each officer received an option to purchase up to 25,000 shares of common stock at $0.19 per share.  The 25,000 options vested on December 5, 2008 and are currently exercisable.  The options expire on December 5, 2011.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Director Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings.  We did not pay director’s fees or other cash compensation for services rendered to our directors in the year ended December 31, 2007.

We have no other formal plan for compensating our directors for their service in their capacity as directors although such directors are expected to receive options in the future to purchase common shares as awarded by our Board of Directors or (as to future options) a compensation committee which may be established in the future.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors.  Our Board of Directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director.

The following table summarizes the compensation of each of our directors who is not also a named executive officer for their service as a director for the fiscal year ended December 31, 2008.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Patrick Aroff	18,000	-0-	1,096	N/A	N/A	N/A	19,096
Louis Rosenbaum	18,000	-0-	1,096	N/A	N/A	N/A	19,096
Jeffrey Sharpe	-0-	-0-	1,096	N/A	N/A	N/A	1,096
___________________________
(1)	Reflects cash compensation earned during the fiscal year ended December 31, 2008 for special services rendered to the company.
(2)	Reflects the fair value calculated using the Black Scholes option pricing model of vested options as of December 31, 2008.

Employment Agreements

The following are summaries of the employment agreements with the Company’s executive officers that became effective at the closing of the Exchange Transaction on March 14, 2008:

Patrick E. Bertagna, our Chief Executive Officer and President, is employed pursuant to a written agreement dated as of March 14, 2008.  The agreement is has a term of two years; provided however, that it is automatically extended for additional one-year periods unless either party provides written notice to the contrary at least 60 days prior to the end of the term then in effect.  Mr. Bertagna receives a base salary of $150,000 per year.  He is entitled to adjustments to his base salary based on certain performance standards, at the Company’s discretion, as follows:  (i)  a bonus in an amount not less than fifteen percent (15%) of  yearly salary, to be paid in cash or stock, if the Company has an increase in annual revenues and Mr. Bertagna performs his duties within the time frame budgeted for such duties at or below the cost budgeted for such duties and (ii) a bonus, to be paid in cash or stock at the Company’s sole discretion, equal to $12,500 for every one million of the Company’s outstanding common stock purchase warrants that are exercised.

As a signing bonus, Mr. Bertagna was granted 150,000 shares of the Company’s common stock pursuant to the Company’s 2008 Equity Compensation Plan.  In addition, he was granted Incentive Stock Options to purchase up to 750,000 shares of our common stock pursuant to the 2008 Equity Compensation Plan.  These options vest over 36 months with one-third vesting on March 16, 2009, two-thirds vesting at a rate of 20,833 each month for the 23 months beginning on April 16, 2009 and the remaining 20,841 Options shall vest on March 16, 2011.

Mr. Bertagna may also participate in any and all benefits and perquisites as are generally provided for the benefit of executive employees.  The agreement terminates on his death, incapacity (after 180 days), resignation or cause as defined in the agreement.  If he is terminated without cause, he is entitled to base salary, all bonuses otherwise applicable, and medical benefits for twelve months.

Murray Williams, our Chief Financial Officer, Treasurer and Secretary, is employed pursuant to a written agreement dated as of March 16, 2008.  The agreement has a term of two years; provided however, that it is automatically extended for additional one-year periods unless either party provides written notice to the contrary at least 60 days prior to the end of the term then in effect.  Mr. Williams receives a base salary of $150,000 per year. He is entitled to adjustments to his base salary based on certain performance standards, at the Company’s discretion, as follows:  (i)  a bonus in an amount not less than fifteen percent (15%) of yearly salary, to be paid in cash or stock, if the Company has in increase in annual revenues and Mr. Williams performs his duties within the time frame budgeted for such duties and at or below the cost budgeted for such duties and (ii) a bonus, to be paid in cash or stock at the Company’s sole discretion, equal to $12,500 for every one million of the Company’s outstanding common stock purchase warrants that are exercised.

As a signing bonus, Mr. Williams was granted 150,000 shares of the Company’s common stock pursuant to the Company’s 2008 Equity Compensation Plan.  In addition, he was granted Incentive Stock Options to purchase up to 750,000 shares of our common stock pursuant to the 2008 Equity Compensation Plan.  These options vest over 36 months with one-third vesting on March 16, 2009, two-thirds vesting at a rate of 20,833 each month for the 23 months beginning on April 16, 2009 and the remaining 20,841 Options shall vest on March 16, 2011.

Mr. Williams may also participate in any and all benefits and perquisites as are generally provided for the benefit of executive employees.  The agreement terminates on his death, incapacity (after 180 days), resignation or cause as defined in the Agreement.  If he is terminated without cause, he is entitled to base salary, all bonuses otherwise applicable, and medical benefits for twelve months.

Christopher M. Walsh, our Chief Operating Officer, is employed pursuant to a written agreement dated as of March 14, 2008.  The agreement has a term of two years; provided however, that it is automatically extended for additional one-year periods unless either party provides written notice to the contrary at least 60 days prior to the end of the term then in effect.  Mr. Walsh shall receive a base salary of $120,000 per year during the first year of employment and $150,000 per year during the second year of employment. He is entitled to adjustments to his base salary based on certain performance standards, at the Company’s discretion, as follows:  (i) a bonus in an amount not to exceed fifty percent (50%) of  yearly salary, to be paid in cash or stock, if the Company has in increase in annual revenues and Mr. Walsh performs his duties within the time frame budgeted for such duties at or below the cost budgeted for such duties and (ii) a bonus, to be paid in cash or stock at the Company’s sole discretion, equal to $10,000 for every one million of the Company’s outstanding common stock purchase warrants that are exercised.

As a signing bonus, Mr. Walsh was granted 50,000 shares of the Company’s common stock pursuant to the Company’s 2008 Equity Compensation Plan.  In addition, he was granted Incentive Stock Options to purchase up to 750,000 shares of our common stock pursuant to the 2008 Equity Compensation Plan.  These options vest over 36 months with one-third vesting on March 16, 2009, two-thirds vesting at a rate of 20,833 each month for the 23 months beginning on April 16, 2009 and the remaining 20,841 Options shall vest on March 16, 2011.

Mr. Walsh may also participate in any and all benefits and perquisites as are generally provided for the benefit of executive employees.  The agreement terminates on his death, incapacity (after 180 days), resignation or cause as defined in the Agreement.  If he is terminated without cause, he is entitled to base salary, all bonuses otherwise applicable, and medical benefits for twelve months.

2008 Equity Compensation Plan

We have adopted an equity incentive plan, the 2008 Equity Compensation Plan (the “2008 Plan”), pursuant to which we are authorized to grant options, restricted stock, unrestricted stock, and stock appreciation rights to purchase up to 7,000,000 shares of common stock to our employees (as such term is defined in the 2008 Plan), officers, directors and consultants.  Awards under the 2008 Plan may consist of stock options (both non-qualified options and options intended to qualify as “Incentive Stock Options” under Section 422 of the Internal Revenue Code of 1986, as amended), restricted and unrestricted stock awards and stock appreciation rights.

The 2008 Plan is administered by our Board of Directors or a committee appointed by the Board (the “Committee”).  If appointed by the Board, the committee would consist of at least two members of the Board whose members shall, from time to time, be appointed by the Board. The Committee has the authority to interpret the 2008 Plan, to prescribe, amend, and rescind rules and regulations relating to it, to determine the persons to whom awards will be granted, the type of award to be granted, the number of awards to be granted, and the terms and provisions of stock options granted pursuant to the 2008 Plan, including the vesting thereof, subject to the provisions of the 2008 Plan, and to make all other determinations necessary or advisable for the administration of the 2008 Plan.

The 2008 Plan provides that the purchase price of each share of common stock subject to an incentive stock option may not be less than 100% of the fair market value (as such term is defined in the 2008 Plan) of a share of our common stock on the date of grant (or not less than 110% of the fair market value in the case of a grantee holding more than 10% of our outstanding common stock).  The aggregate fair market value (determined at the time the option is granted) of the common stock with respect to which incentive stock options are exercisable for the first time by the employee during any calendar year (under all such plans of the grantee’s employer corporation and its parent and subsidiary corporation) shall not exceed $100,000.  No incentive stock option shall be exercisable later than the tenth anniversary of its grant; provided, however, that an incentive stock option granted to an employee holding more than 10% of our outstanding common stock shall not be exercisable later than the fifth anniversary of its grant.

The Committee shall determine the purchase price of each share of common stock subject to a non-qualified stock option.  Such purchase price, however, shall not be less than 100% of the fair market value of the common stock on the date of grant.  No non-qualified stock option shall be exercisable later than the tenth anniversary of its grant.

The plan also permits the grant of stock appreciation rights in connection with the grant of an incentive stock option or a non-qualified stock option, or unexercised portion thereof held by the grantee.  The grant price of a stock appreciation right shall be at least at the fair market value of a share on the date of grant of the stock appreciation right, and be subject to such terms and conditions, not inconsistent with the provisions of the 2008 Plan, as shall be determined by the Committee.  Each stock appreciation right may include limitations as to the time when such stock appreciation right becomes exercisable and when it ceases to be exercisable that are more restrictive than the limitations on the exercise of the stock option to which it relates.  No stock appreciation right shall be exercisable with respect to such related stock option or portion thereof unless such stock option or portion shall itself be exercisable at that time.  A stock appreciation right shall be exercised only upon surrender of the related stock option or portion thereof in respect of which the stock appreciation right is then being exercised.  Upon the exercise of a stock appreciation right, a grantee shall be entitled to receive an amount equal to the product of (i) the amount by which the fair market value of a share of common stock on the date of exercise of the stock appreciation right exceeds the option price per share specified in the related incentive or non-qualified stock option and (ii) the number of shares of common stock in respect of which the stock appreciation right shall have been exercised.  Further, a stock appreciation right shall be exercisable during the grantee’s lifetime only by the grantee.

The 2008 Plan also provides us with the ability to grant shares of common stock that are subject to certain transferability, forfeiture or other restrictions.  The recipient of restricted stock grants, the type of restriction, the number of shares of restricted stock granted and other such provisions shall be determined by the Committee.  The Board, in good faith and in its sole discretion, shall determine the fair market value with regards to awards of restricted stock.

The 2008 Plan also provides us with the ability to grant shares of unrestricted stock.  The Committee shall determine and designate from time to time those persons who are to be granted unrestricted stock and number of shares of common stock subject to such grant.  The Board, in good faith and in its sole discretion, shall determine the fair market value with regards to awards of unrestricted stock.  The grantee shall hold common stock issued pursuant to an unrestricted stock award free and clear of all restrictions, except as otherwise provided in the 2008 Plan.

Unless otherwise determined by the Committee, awards granted under the 2008 Plan are not transferable other than by will or by the laws of descent and distribution.

The 2008 Plan provides that in the event of a merger or change of control, the Committee may substitute stock options, stock awards and stock appreciation rights of the acquired company.  Alternatively, the Committee may provide that the stock options, stock awards and stock appreciation rights shall terminate following notice by the Committee.

The Board may, at any time, alter, amend, suspend, discontinue, or terminate the 2008 Plan; provided, however, that such action shall not adversely affect the right of grantees to stock awards or stock options previously granted and no amendment, without the approval of the stockholders of the Corporation, shall increase the maximum number of shares which may be awarded under the 2008 Plan in the aggregate, materially increase the benefits accruing to grantees under the 2008 Plan, change the class of employees eligible to receive options under the 2008 Plan, or materially modify the eligibility requirements for participation in the 2008 Plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 5, 2009, regarding the beneficial ownership of our common stock by (i) each stockholder known by us to be the beneficial owner of more than five percent of our common stock, (ii) by each of our executive officers named in the Summary Compensation Table and our directors and (iii) by all of our executive officers and directors as a group.  Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned.  Unless otherwise noted in the table, the address for each of the persons identified is 117 W 9th Street; Suite 1214, Los Angeles, CA  90015.  Beneficial ownership is calculated based upon 39,340,540 shares of common stock issued and outstanding as of March 5, 2009.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Common Stock
Patrick E. Bertagna(2) CEO and Chairman of the Board	3,715,128 shares	9.36%

Murray Williams(3) Chief Financial Officer/Secretary	413,333 shares	1.04%

Christopher Walsh(4) Chief Operating Officer,	592,669 shares	1.49%

Louis Rosenbaum(5) Director	2,084,332 shares	5.29%

Patrick Aroff(6) Director	531,140 shares	1.35%

Jeffrey Sharpe(7) Director	114,167 shares	.29%

Other 5% Stockholders:
Ron Paxson (8) 30872 S. Coast Hwy. #191 Laguna Beach, CA 92651	4,945,758 shares	12.50%

Ralph H. Davis (9) 786 Bolsana Drive Laguna Beach, CA 92651	2,719,527 shares	6.91%

Jupili Investment S.A. (10) 53rd E St., MMG Tower, 16th Fl Panama City, Republic of Panama	2,748,668 shares	6.75%

CAT Brokerage AG (11) Gutenbergstrasse 10 8027 Zurich Switzerland	2,730,002 shares	6.70%

All directors and named executive officers as a group (6 persons)	7,450,769 shares	18.77%

_______________
(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

(2)
The 3,715,128 shares beneficially owned include 3,365,128 shares and 350,000 stock options, of which: 300,000 vested on March 16, 2009 with a strike price of $0.75 per share, 25,000 vest on April 16, 2009 with a strike price of $0.75 per share and 25,000 vested on December 5, 2008 with a strike price of $0.19 per share.

(3)
The 413,333 shares beneficially owned include 117,500 shares and 295,833 stock options, of which: 250,000 vested on March 16, 2009 with a strike price of $0.75 per share, 20,833 vest on April 16, 2009 with a strike price of $0.75 per share and 25,000 vested on December 5, 2008 with a strike price of $0.19 per share.

(4)
The 592,669 shares beneficially owned include 296,836 shares and 295,833 stock options, of which: 250,000 vested on March 16, 2009 with a strike price of $0.75 per share, 20,833 vest on April 16, 2009 with a strike price of $0.75 per share and 25,000 vested on December 5, 2008 with a strike price of $0.19 per share.

(5)
The 2,084,332 shares beneficially owned include 2,020,165 shares and 64,167 stock options, of which: 50,000 vested on March 16, 2009 with a strike price of $0.75 per share, 4,167 vest on April 16, 2009 with a strike price of $0.75 per share and 10,000 vested on December 5, 2008 with a strike price of $0.19 per share.

(6)
The 531,140 shares beneficially owned include 466,973 shares and 64,167 stock options, of which: 50,000 vested on March 16, 2009 with a strike price of $0.75 per share, 4,167 vest on April 16, 2009 with a strike price of $0.75 per share and 10,000 vested on December 5, 2008 with a strike price of $0.19 per share.

(7)
The 114,167 shares beneficially owned include 50,000 shares and 64,167 stock options, of which: 50,000 vested on March 16, 2009 with a strike price of $0.75 per share, 4,167 vest on April 16, 2009 with a strike price of $0.75 per share and 10,000 vested on December 5, 2008 with a strike price of $0.19 per share.

(8)
The 4,945,758 shares beneficially owned include 4,105,136 shares and 175,000 warrants having an exercise price of $1.50 per share owned of record by Multi-Media Technology Ventures Ltd; 23,450 warrants having an exercise price of $1.50 per share owned of record by Hillside Enterprises, Inc. and 642,172 shares personally owned by Mr. Paxson.  Mr. Paxson is the general partner for Multi Media Technology Ventures Ltd.  Mr. Paxson has the sole voting and dispositive power over the shares of Multi-Media Technology Ventures Ltd and Hillside Enterprises, Inc.

(9)
Includes beneficial ownership of 2,557,604 shares owned of record by Ralph H. Davis, Jr. Family Trust.  Mr. Davis is the trustee of the Ralph H. Davis, Jr. Family Trust and has the sole voting and dispositive power over such shares.

(10)
Jose E. Silva has voting and investment power over the shares registered in the name of Jupili Investment S.A.  The 2,748,668 shares beneficially owned include 1,374,334 shares and 1,374,334 shares issuable upon exercise of warrants.

(11)
Marcel Berchtold has voting and investment power over the shares registered in the name of CAT Brokerage AG.  The 2,730,002 shares beneficially owned include 1,365,001 shares and 1,365,001 shares issuable upon exercise of warrants.

Changes in Control.  We are not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403 of Regulation S-B.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence.  Three of our four directors are independent within the definition of “independence” as defined in the Nasdaq rules governing members of boards of directors.

Related Party Transactions.  There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Securities and Exchange Commission Regulation S-K.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manor:

•	disclosing such transactions in reports where required;

•	disclosing in any and all filings with the SEC, where required;

•	obtaining disinterested directors consent; and

•	obtaining stockholder consent where required.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Audit Committee has appointed LBB & Associates Ltd., LLP  as our independent registered public accounting firm for the fiscal year ending December 31, 2009.  The following table shows the fees that were paid or accrued by us for audit and other services provided by LBB & Associates Ltd., LLP  for the 2007 and 2008 fiscal years.

	2007	2008
Audit Fees (1)	$48,000	$60,000
Audit-Related Fees (2)	$-0-	$6,600
Tax Fees (3)	-	-
All Other Fees	-	-
Total	$48,000	$66,600

(1)
Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our financial statements included in our Form 10-Q and 10-QSB quarterly reports and services that are normally provided in connection with statutory or regulatory filings for the 2007 and 2008 fiscal years.

(2)
Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.”

(3)	LBB & Associates Ltd., LLP does not provide us with tax compliance, tax advice or tax planning services.

All audit related services, tax services and other services rendered by LBB & Associates Ltd., LLP  were pre-approved by our Board of Directors or Audit Committee.  The Audit Committee has adopted a pre-approval policy that provides for the pre-approval of all services performed for us by LBB & Associates Ltd., LLP   The policy authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services.  Pursuant to this policy, the Board delegated such authority to the Chairman of the Audit Committee.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

The Company’s financial statements and related notes thereto are listed and included in this Annual Report beginning on page F-1.   The following exhibits are filed with, or are incorporated by reference into, this Annual Report.

Exhibit Number	Description
2.1	Share Exchange Agreement dated March 4, 2008 by and among the Registrant, Global Trek Xploration, the stockholders of Global Trek Xploration and Jupili Investment S.A. (1)
3.1	Articles of Incorporation of the Registrant filed with the State of Nevada on April 7, 2006 (2)
3.2	Amended and Restated Bylaws of the Registrant(3)
10.1	Lease Agreement between Bar Code World Inc. and Patrick E. Bertagna, on the one hand, and Anjac Fashion Buildings dated December 27, 2007(4)
10.2	Employment Agreement between the Registrant and Patrick E. Bertagna dated March 14, 2008(5)
10.3	Employment Agreement between the Registrant and Christopher M. Walsh dated March 14, 2008(6)
10.4	Employment Agreement between the Registrant and Murray Williams dated March 14, 2008(7)
10.5	Form of Subscription Agreement(8)
10.6	License Agreement between Global Trek Xploration and My Athlete LLC dated September 15, 2007(9)
10.7	GTX Corp 2008 Equity Compensation Plan(10)
10.8	Form of Securities Purchase Agreement and Warrant Agreement (Additional Financing Transaction) (11)
10.9	Form of Securities Purchase Agreement and Warrant Agreement (Financing Transaction) (12)
10.10	Lease Agreement between Global Trek Xploration and the Mock Family Limited Partnership dated June 3, 2008 *
10.11	Investment Banking Advisory Agreement between Meyers Resources LP and GTX Corp dated May 6, 2008 (13)
14.1	Code of Business Conduct and Ethics(14)
17.1	Resignation letter of Jeffrey Sharpe dated March 14, 2008(15)
21.1	Subsidiaries *
23.1	Consent of LBB & Associates Ltd., LLP*

_________________

* Filed herewith.
(1)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8K dated March 10, 2008.
(2)	Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form SB-2 as filed December 12, 2006.
(3)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8K dated March 20, 2008.
(4)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8K dated March 20, 2008.

(5)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8K dated March 20, 2008.
(6)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8K dated March 20, 2008.
(7)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8K dated March 20, 2008.
(8)	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8K dated March 20, 2008.
(9)	Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8K dated March 20, 2008.
(10)	Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8K dated March 20, 2008.
(11)	Previously filed as part of the Registrant’s Registration Statement on Form S-1 (File No. 333-15086) and incorporated herein by reference.
(12)	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8K dated March 20, 2008.
(13)	Incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8K dated March 20, 2008.
(14)	Incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8K dated March 20, 2008.
(16)	Incorporated by reference to Exhibit 17.1 to the Registrant’s Current Report on Form 8K dated March 20, 2008.
(15)	Incorporated by reference to Exhibit 21.1 to the Registrant’s Current Report on Form 8K dated March 20, 2008.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Section 1350 Certificate of President and Chief Financial Officer

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTX Corp (Registrant)

Date: March 19, 2009	By:	/s/ Patrick E. Bertagna
Patrick E Bertagna
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Patrick E. Bertagna	Chief Executive Officer and Director (Principal Executive Officer)	March 19, 2009
/s/ Murray Williams	Chief Financial Officer, Treasurer, Secretary (Principal Accounting Officer)	March 19, 2009
/s/ Jeffrey Sharpe	Director	March 19, 2009
/s/ Patrick Aroff	Director	March 19, 2009
/s/ Louis Rosenbaum	Director	March 19, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
GTX Corp
(Formerly Deeas Resources, Inc.)
Los Angeles, CA

We have audited the accompanying consolidated balance sheets of GTX Corp (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GTX Corp as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

LBB & Associates Ltd., LLP

Houston, Texas
March 6, 2009

GTX CORP
(Formerly Deeas Resources, Inc.)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$706,873	$735,937
Certificates of deposit	1,500,000	-
Accounts receivable, net	36,630	-
Inventory, net	36,862	15,312
Other current assets	29,408	-

Total current assets	2,309,773	751,249

Property and equipment, net	151,220	11,810
Other assets	19,745	-

Total assets	$2,480,738	$763,059

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$319,961	$351,849
Shareholder note payable	-	78,385
Convertible note payable	-	1,000,000
Total current liabilities	319,961	1,430,234

Total liabilities	319,961	1,430,234

Commitments

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.001 par value; 2,071,000,000 shares authorized;
38,680,540 and 15,605,879 shares issued and outstanding at
December 31, 2008 and 2007, respectively	38,680	15,606
Additional paid-in capital	9,564,024	3,357,863
Accumulated deficit	(7,441,927)	(4,040,644)

Total stockholders’ equity (deficit)	2,160,777	(667,175)

Total liabilities and stockholders’ equity (deficit)	$2,480,738	$763,059

See accompanying notes to consolidated financial statements

GTX CORP
(Formerly Deeas Resources Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007

Revenues	$424,166	$26,000

Cost of goods sold	334,482	-

Gross margin	89,684	26,000

Operating expenses
Salaries and professional fees	2,704,775	796,881
Research and development	371,924	240,500
General and administrative	402,293	280,366

Total operating expenses	3,478,992	1,317,747

Loss from operations	(3,389,308)	(1,291,747)

Other income (expense)
Interest income	50,661	1,685
Interest expense	(62,636)	(37,592)

Net loss	$(3,401,283)	$(1,327,654)

Weighted average number of common
shares outstanding - basic and diluted	33,778,909	15,101,450

Net loss per share - basic and diluted	$(0.10)	$(0.09)

See accompanying notes to consolidated financial statements

GTX CORP
(Formerly Deeas Resources Inc.)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance,
December 31, 2006	14,766,986	$14,768	$2,805,973	$(2,712,990)	$107,751

Issuance of common stock for cash	327,373	327	191,673	-	192,000
Issuance of common stock from exercise of stock warrants	426,267	426	179,574	-	180,000
Issuance of common stock for services	85,253	85	49,915	-	50,000
Stock warrant compensation	-	-	130,728	-	130,728
Net loss	-	-	-	(1,327,654)	(1,327,654)
Balance,
December 31, 2007	15,605,879	15,606	3,357,863	(4,040,644)	(667,175)
Issuance of common stock for cash from exercise of warrants	871,479	871	397,928	-	398,799
Cashless issuance of common stock from exercise of stock warrants	1,165,879	1,166	202	-	1,368
Issuance of common stock for payment of accounts payable	76,112	76	33,674	-	33,750
Conversion of shareholder note payable and accrued interest into common stock	280,652	281	118,230	-	118,511
Issuance of common stock in connection with recapitalization	13,999,960	14,000	(14,000)	-	-
Conversion of note payable and accrued interest into common stock	1,374,334	1,374	1,029,376	-	1,030,750
Issuance of common stock in conjunction with private placement	2,666,668	2,667	1,997,333	-	2,000,000
Stock option compensation	-	-	341,992	-	341,992
Issuance of common stock in conjunction with PIPE II, net	1,862,000	1,862	1,606,388	-	1,608,250
Issuance of common stock for services	777,577	777	695,038	-	695,815
Net loss	-	-	-	(3,401,283)	(3,401,283)
Balance,
December 31, 2008	38,680,540	$38,680	$9,564,024	$(7,441,927)	$2,160,777

See accompanying notes to consolidated financial statements

GTX CORP
(Formerly Deeas Resources Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007
Cash flows from operating activities
Net loss	$(3,401,283)	$(1,327,654)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	34,484	2,618
Bad debt expense	26,600	-
Stock based compensation	1,025,264	180,728
Changes in operating assets and liabilities
Accounts receivable	(63,230)	-
Inventory	(21,550)	(15,312)
Other current and non-current assets	(36,611)	-
Accounts payable and accrued expenses	74,107	289,033

Net cash used in operating activities	(2,362,219)	(870,587)

Cash flows from investing activities
Purchase of certificates of deposit	(1,500,000)	-
Purchase of property and equipment	(173,894)	(10,937)

Net cash used in investing activities	(1,673,894)	(10,937)

Cash flows from financing activities
Proceeds from issuance of common stock	3,732,000	192,000
Proceeds from issuanace of note payables	-	1,000,000
Proceeds from issuance of common stock from exercise of stock warrants	398,799	180,000
Commissions paid in relation to May 2008 Financing	(123,750)	-

Net cash provided by financing activities	4,007,049	1,372,000

Net increase (decrease) in cash and cash equivalents	(29,064)	490,476

Cash and cash equivalents, beginning of period	735,937	245,461

Cash and cash equivalents, end of period	$706,873	$735,937

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

Supplementary disclosure of noncash financing activities:
Issuance of common stock for repayment of note payable and accrued interest	$1,030,750	$-
Issuance of common stock for repayment of shareholder note payable and accrued interest	$118,511	$-
Issuance of common stock for repayment of accounts payable	$33,750	$-
Issuance of common stock for other asset	$37,625	$-

See accompanying notes to consolidated financial statements

GTX CORP
(Formerly Deeas Resources Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND NATURE OF OPERATIONS

GTX Corp and subsidiaries (the “Company” or “GTX”) develops and integrates miniaturized Global Positioning System (GPS) tracking and cellular location technology for consumer products and service applications. Formerly known as Deeas Resources Inc., GTX owns 100% of the issued and outstanding capital stock of Global Trek Xploration, acquired on March 14, 2008 in an exchange transaction (hereafter referred to as the “Exchange Transaction”), and LOCiMOBILE, Inc, incorporated in the State of Nevada on October 14, 2008.  On September 22, 2008, the Company dissolved 0758372 B.C. Ltd, a former subsidiary of Deeas Resources Inc.  Concurrent with the March 14, 2008 Exchange Agreement described below, the Company changed its name from Deeas Resources Inc. to GTX Corp.  As of December 31, 2008, all of the Company's operations are conducted through Global Trek Xploration. Unless the context indicates otherwise, references herein to “we,” “our,” or the "Company" during periods prior to March 14, 2008 refer solely to Global Trek Xploration, while references to “we,” “our,” “GTX” or the "Company" after March 14, 2008 refer to both GTX Corp and its subsidiaries. All references to "Deeas" refer to Deeas Resources Inc. on a stand-alone basis prior to March 14, 2008.

On December 24, 2008, GTX acquired the assets of Code Amber, a web based Amber Alert system providing web site owners with a JavaScript news feed ticker that displays active Amber Alerts on their web pages.  The acquisition was not considered material.

Exchange Transaction
On March 4, 2008, Deeas entered into the Share Exchange Agreement, (the “Exchange Agreement”), with Global Trek Xploration, the shareholders of Global Trek Xploration (the “Global Trek Shareholders”), and Jupili Investment S.A., a company incorporated under the laws of the Republic of Panama (“Jupili”).

Under the Exchange Agreement, the Company agreed to acquire all of the outstanding capital stock of Global Trek Xploration, following a 20.71 forward common stock split of Deeas. The closing of the transactions contemplated by the Exchange Agreement and the closing of the March 2008 Financing described below occurred on March 14, 2008 (the “Closing” or the “Closing Date”).  Pursuant to the Exchange Agreement, at the Closing, Deeas issued 18,000,001 post forward split common shares of Deeas for all of the issued and outstanding shares of Global Trek Xploration on the basis of 0.8525343 shares of Deeas for every one share of Global Trek Xploration.  As a result, Global Trek Xploration became a wholly-owned subsidiary of Deeas.  Concurrent with the Exchange Transaction, Deeas changed its name to GTX Corp.

As a result of this Exchange Agreement, the Global Trek Shareholders acquired approximately 50% of the issued and outstanding common shares of the Company.  For accounting purposes, the Exchange Transaction was treated as an acquisition of Deeas and a recapitalization of Global Trek Xploration.  Global Trek Xploration is the accounting acquirer and the results of its operations carryover.  Accordingly, the operations of Deeas are not carried over and have been adjusted to $0.

Concurrent with the closing of this transaction, the Company cancelled 31,065,000 post forward split common shares (1,500,000 pre split common shares) which had been held by the sole director and officer of the Company prior to the Exchange Transaction, completed a $2,000,000 private placement of units of the Company at $0.75 per unit (the “March 2008 Financing”) and converted a $1,000,000 Global Trek Xploration bridge loan and interest into units of the Company at $0.75 per unit.

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The accompanying consolidated financial statements reflect the accounts of GTX Corp and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition
The Company recognizes revenue from product sales when the product is shipped to the customer and title has transferred. The Company assumes no remaining significant obligations associated with the product sale other than that related to its warranty program discussed below.  Revenue related to licensing agreements is recognized over the term of the agreement.  Revenue for services is recognized as the services are rendered.

Revenues recognized during the year ended December 31, 2008 were received from one customer primarily for the sale of approximately 900 gpVector™ Powered Athlete Tracking Systems. The Company’s reliance on this one customer during the year ended December 31, 2008 makes us vulnerable to the risk of a near-term severe impact. Revenues recognized during the year ended December 31, 2007 were received from one customer in connection with a licensing agreement which was terminated.

Allowance for Doubtful Accounts
We extend credit based on our evaluation of the customer’s financial condition.  We carry our accounts receivable at net realizable value. We monitor our exposure to losses on receivables and maintain allowances for potential losses or adjustments. We determine these allowances by (1) evaluating the aging of our receivables; and (2) reviewing high-risk customers financial condition. Past due receivable balances are written off when our internal collection efforts have been unsuccessful in collecting the amount due.

Shipping and Handling Costs
Shipping and handling costs are included in cost of goods sold in the accompanying consolidated financial statements.

Product Warranty
The Company provides for estimated warranty costs at the time of sale. The warranty period is generally for one year from the date the device is activated.  Defects that occur within this warranty period, under normal use and care will be repaired or replaced, solely at our discretion, with no charge for parts or labor.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Fair Value Estimates
Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet.  The fair value of an asset or liability is the amount at which it could be exchanged or settled in a current transaction between willing parties.  The carrying values for cash and cash equivalents, certificates of deposit, prepaid assets, accounts payable and accrued liabilities approximate their fair value due to their short maturities.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  That assessment is based on the carrying amount of the asset at the date it is tested for recoverability.  An impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

Reclassifications
For comparability, certain prior period amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2008.

Cash and Cash Equivalents
Cash equivalents consist of highly liquid investments with insignificant rate risk and with original maturities of three months or less at the date of purchase.   At various times, the Company had deposits in excess of the Federal Deposit Insurance Corporation limit. The Company has experienced no losses related to these uninsured amounts.

Certificates of Deposit
The Company’s certificates of deposits have maturity dates ranging from three to twelve months from the date of issue and are maintained at various financial institutions in order to ensure coverage under the Federal Deposit Insurance Corporation.

Inventory
Inventory consists of raw materials, work in process and finished goods and is valued at the lower of cost (first-in, first-out) or net realizable value. The Company evaluates its inventory for excess and obsolescence on a regular basis. In preparing the evaluation the Company looks at the expected demand for the product, as well as changes in technology, in order to determine whether or not a reserve is necessary to record the inventory at net realizable value.  After performing a review of the inventory as of December 31, 2008, we determined that the net realizable value is greater than the cost thus inventory is recorded at cost as of December 31, 2008.

Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated two year useful lives of the assets. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Expenditures for maintenance and repairs are expensed as incurred.

Website Development
The Company accounts for the development of its website under the guidance of EITF 00-2, “Accounting for Website Development Costs” (“EITF 00-2”) which provides that all costs relating to software used to operate a website be accounted for under AICPA SOP 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” unless a plan exists or is being developed to market the software externally.  As such, all costs associated with the planning of the website are expensed as incurred and the costs to develop the website are generally capitalized.  Depreciation is calculated using the straight-line method over the estimated two year useful lives of the assets.

Software Development Costs
Software development costs include payments made to independent software developers under development arrangements. Software development costs are capitalized once technological feasibility of a product is established and it is determined that such costs should be recoverable against future revenues. For products where proven technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Amounts related to software development that are not capitalized are charged immediately to product research and development costs.

Commencing upon the related product’s release, capitalized software development costs are amortized to cost of sales based upon the higher of (i) the ratio of current revenue to total projected revenue or (ii) the straight-line method. The amortization period is two years from the initial release of the product. The recoverability of capitalized software development costs is evaluated based on the expected performance of the specific products for which the costs relate. The following criteria are used to evaluate expected product performance: historical performance of comparable products using comparable technology and orders for the product prior to its release.

Significant management judgments and estimates are utilized in the assessment of when technological feasibility is established, as well as in the ongoing assessment of the recoverability of capitalized costs. If revised forecasted or actual product sales are less than and/or revised forecasted or actual costs are greater than the original forecasted amount utilized in the initial recoverability analysis, the net realizable value may be lower than originally estimated in any given quarter, which could result in an impairment charge.

Net Loss Per Common Share
Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”).  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no dilutive shares outstanding as of December 31, 2008.

Research and Development
Research and development costs are clearly identified and are expensed as incurred in accordance with FASB statement No. 2, "Accounting for Research and Development Costs."  For the years ended December 31, 2008 and 2007, the Company incurred $371,924, and $240,500 of research and development costs, respectively.

Income Taxes
Prior to the Exchange Transaction, Global Trek Xploration elected under the Internal Revenue Code to be an S corporation. In lieu of corporation income taxes, the shareholders of an S corporation are taxed on their proportionate share of the company’s taxable income. Therefore, no provision or liability for federal income taxes is included in the financial statements as of December 31, 2007.

As a result of the Exchange Transaction, GTX is now considered a C corporation and as such, the Company began following SFAS No. 109, “Accounting for Income Taxes” during the year ended December 31, 2008. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance can be provided for a net deferred tax asset, due to uncertainty of realization.

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

Recently Issued Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations; and stipulates that acquisition related costs be expensed rather than included as part of the basis of the acquisition. SFAS No. 141R expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. SFAS No. 141R is effective for all transactions entered into, on or after January 1, 2009. We believe that the adoption of this standard will not have a material effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133. SFAS No. 161 enhances required disclosures regarding derivative instruments and hedging activities, including enhanced disclosures regarding how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and the impact of derivative instruments and related hedged items on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective on January 1, 2009. We believe that the adoption of this standard will not have a material effect on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect the adoption of this statement to have a material impact on the Company’s results of operations, financial position or cash flows.

3.	INVENTORY

The components of inventory consist of the following:

	December 31,
	2008	2007
Raw materials	$10,455	$15,312
Work in process	26,407	-
Finished goods	-	-

Inventory	$36,862	$15,312

4.	PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	December 31,
	2008	2007
Computer and office equipment	$81,407	$18,018
Software	13,749	-
Website development	59,896	-
Software development	36,860	-
Less: accumulated depreciation	(40,692)	(6,208)

Total property and equipment, net	$151,220	$11,810

Depreciation expense for the years ended December 31, 2008 and 2007 was $34,484 and $2,618, respectively.

5.	SHAREHOLDER NOTE PAYABLE

During fiscal years 2002 and 2003, a shareholder (also a Director of the Company) loaned the Company a total of $78,385, bearing interest at 10% per annum, to be used in developing the Company’s product.  For the years ended December 31, 2008 and 2007 the Company incurred interest expense of $880 and $7,838, respectively.  The Shareholder Note Payable plus all accrued interest of $40,126 was converted into 280,652 shares of common stock.

6.	INCOME TAXES

The provision for refundable Federal income tax consists of the following as of December 31, 2008:
Refundable Federal income tax calculated at statutory rate of 35%	$1,200,000
Less: Stock based compensation expense	(185,000)
Change in valuation allowance	(1,015,000)
Net refundable amount	$-

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount at December 31, 2008 is as follows:

Deferred tax asset attributable to:
Net operating losses carried forward	$1,015,000
Less: Valuation allowance	(1,015,000)
Net deferred tax asset	$-

The Company established a full valuation allowance in accordance with the provision of SFAS No. 109, “Accounting for Income Taxes.” The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized.

At December 31, 2008, the Company had an unused net operating loss carryover approximating $2,900,000 that is available to offset future taxable income; it expires beginning in 2028.

No provision was made for federal income tax since the Company has net operating losses.  The provision for income taxes included in the accompanying financial statements consists of the state minimum tax imposed on corporations.

7.	EQUITY

March 2008 Financing

On March 13, 2008, concurrent with the Exchange Transaction described in Note 1, we completed the sale of 2,666,668 units at $0.75 per unit, each unit consisting of one share of common stock and one stock purchase warrant.  Each warrant is exercisable into an additional common share at $1.25 per share.

Jupili provided bridge financing to Global Trek Xploration of $1,000,000 pursuant to a convertible loan agreement.  The $1,000,000 loan plus accrued interest of $30,750 was converted into 1,374,334 units of the Company on the same terms and conditions as the private placement noted above.

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

We filed a Registration Statement on May 12, 2008 with the SEC to register the shares of common stock and the shares issuable upon exercise of the Warrants issued in the March 2008 Financing and to register the shares issued upon conversion of the Jupili bridge loan (the “Registration Statement”).  This Registration Statement was subsequently amended and filed with the SEC on August 12, 2008. The Prospectus was filed on August 14, 2008 and Prospectus Supplements were filed on August 15, 2008 to incorporate the financial information for the period ended June 30, 2008 and on November 10, 2008 to incorporate the financial information for the period ended September 30, 2008.

May 2008 Financing

In May 2008 we completed a private placement (“May 2008 Financing”) of 1,732,000 units (“May 2008 Units”) of the Company’s securities at a price of $1.00 per unit.  Each of the May 2008 Units consisted of one common share and one share purchase warrant (“May 2008 Warrant”).  Each May 2008 Warrant is exercisable at an exercise price of $1.50 per share for a three-year term.   The common stock and common shares underlying the May 2008 Warrants sold in this May 2008 Financing have piggy-back registration rights.

We agreed to pay up to 10% cash and 10% warrant coverage as commissions to registered broker-dealers or unregistered finders in connection with the May 2008  Financing.  Mr. Matthew Williams, the brother of our Chief Financial Officer, Murray Williams, received $20,300 and 20,300 May 2008 Warrants from GTX Corp for his services as a finder. We paid an aggregate of $26,950 and issued 26,950 May 2008 Warrants as commissions to three (3) other unregistered finders. In addition we paid Meyers Associates LP, a registered broker-dealer, $76,500 in cash commission and 71,500 May 2008 Warrants for the May 2008 Financing that they arranged for us. Thus, in total we paid $123,750 and 118,750 May 2008 Warrants to registered broker-dealers or unregistered finders in connection with the May 2008 Financing.  The commissions are deemed a cost of capital and have been recorded at fair value as a reduction in additional paid-in capital in the accompanying consolidated financial statements.

Common Stock
In conjunction with the Exchange Transaction, all of the issued and outstanding shares of Global Trek Xploration at March 14, 2008 were exchanged to GTX Corp common shares on the basis of 0.8525343 common shares of GTX Corp for every one share of Global Trek Xploration.

As a result of the Exchange Transaction and the associated March 2008 Financing, (i) 13,999,960 shares of Deeas Resources common shares were recapitalized into GTX Corp, (ii) the Jupili bridge loan of $1,000,000 plus accrued interest of $30,750 was converted into 1,374,334 shares of common stock (as part of an above-described “Unit”) at $0.75 per unit and (iii) 2,666,668 shares of common stock (as part of an above-described “Unit”) were issued at $0.75 per unit in the March 2008 Financing.  In addition, as partial consideration for their work on the Exchange Agreement and the March 2008 Financing, our attorneys, Richardson & Patel, were issued 80,000 units valued at $0.75 per unit.

In addition to the 1,732,000 shares of stock sold to investors in connection with the May 2008 Financing, as a bonus for raising more than $1,000,000 of proceeds in this financing, Patrick E. Bertagna, our Chief Executive Officer and Chairman, Murray Williams, our Chief Financial Officer, and Patrick Aroff, a member of our board of directors, were each issued 40,000 shares of our common stock, and Louis Rosenbaum, a member of our board of directors, was issued 10,000 shares of our common stock. The grant-date fair value of these shares was $130,000 and is recorded as a cost of capital in the accompanying consolidated financial statements.

During the year ended December 31, 2008, the Company issued 510,000 shares of common stock from the 2008 Equity Compensation Plan at values ranging from of $0.65 to $1.60 per share to various members of management and consultants as compensation for services rendered, the grant-date fair value of which was estimated at $408,000.

During the year ended December 31, 2008, the Company issued 209,500 shares of common stock subject to restrictions upon transfer pursuant to Rule 144, as promulgated under the Securities Act of 1933, as amended, to various member of management, employees and consultants at values ranging from $0.19 to $1.60 per share as compensation for services rendered, the grant-date fair value of which was estimated at $203,930.

During May 2008, the Company entered into a one year agreement with a third-party public relations firm.  The terms of the agreement include the issuance of 17,500 shares of common stock to be paid to the public relations firm in 4 equal installments.  The 17,500 shares of common stock have been issued and are held by the company in escrow to be delivered to the public relations firm in four equal quarterly installments during the 1-year term of the agreement.  The fair value of these shares was estimated to be $37,625 based on the market price of the securities, as quoted on the OTCBB on the date of issuance.  During the year ended December 31, 2008, $25,082 has been expensed in the accompanying consolidated financial statements.

During July 2008, the Company entered into an agreement with a third-party consultant to assist in the development and promotion of the GTX technology.  The terms of the agreement provide for the issuance of 10,000 shares of common stock for services rendered from July to December 2008.  The shares are not to be granted until January 2009.  The fair value of these shares was estimated to be $3,950 based on the market price of the securities, as quoted on the OTCBB, over the term of the agreement.

During July 2008, the Company’s Board of Directors reserved for issuance a pool of 40,000 shares of “Unrestricted Stock” of the Company under the 2008 Equity Compensation Plan for grant and issuance to various consultants and/or employees in lieu of paying them cash for their services (the “Award Pool”).  The Company’s Board of Directors created a Stock Award Committee that has the authority to grant and issue awards from the Award Pool.  During August 2008, the Company engaged a consultant to perform research and development work.  The number of shares the consultant received for each particular month during the term equaled $12,000 divided by the closing price of the Company’s common stock on the last day of each month the consultant provided the services.  As of December 31, 2008, 32,577 shares of common stock valued at $24,000 had been issued to the consultant.

During July 2008, the Company’s Board of Directors reserved for issuance a pool of 35,000 shares of the Company’s common stock (“Restricted Stock Award Pool”) for grant and issuance to various consultants and/or employees in lieu of paying them cash for their services.  These shares of common stock are subject to restrictions upon transfer pursuant to Rule 144, as promulgated under the Securities Act of 1933, as amended.  The Company’s Board of Directors created a Stock Award Committee that has the authority to grant and issue awards from the Restricted Stock Award Pool.  During August 2008, the Company issued 8,000 shares of common stock at $1.60 per share from the Restricted Stock Award Pool to various consultants as compensation for services rendered, the grant-date fair value of which was estimated at $12,800.

Common Stock Warrants
Since inception, the Company has issued numerous warrants to purchase shares of the Company’s common stock to shareholders, consultants and employees as compensation for services rendered.  Prior to the Exchange Transaction, there were 4,721,877 warrants outstanding.  All of the 4,721,877 warrants were exercised prior to the Exchange Transaction in exchange for 2,394,121 shares of its $.001 par value common stock.  The Company offered a cashless exercise option to all of the warrant holders that did not want to pay cash to exercise all of their warrants.  Various warrant holders opted to accept the cashless exercise option resulting in the exercise of 3,493,635 warrants.   In addition, 356,763 warrants were exchanged in consideration for the settlement of $152,000 of indebtedness and related accrued interest.  Finally, 871,479 warrants were exercised for cash for proceeds of $398,799.

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

On March 16, 2008, the Company issued 25,000 warrants to purchase 25,000 common shares at $0.75 per share, to a consultant for services rendered.  The warrants expire on March 31, 2010.  The fair value of the 25,000 warrants was estimated to be $5,510 using the Black-Scholes option pricing model based on the following assumptions: expected dividend yield 0%, expected volatility 50%, risk-free interest rate 2%, and expected life of 24 months and is recorded as compensation expense in the accompanying consolidated financial statements.

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

A summary of the Company’s warrant activity and related information for the twelve months ended December 31, 2008 is provided below:

		Number of
	Exercise Price	Warrants

Outstanding and exercisable at December 31, 2007	$0.42 – 0.59	4,721,877
Warrants exercised for cash	0.42 – 0.59	(871,479)
Cashless exercise of warrants	0.00	(3,493,635)
Warrants exercised as settlement of liabilities	0.42 – 0.59	(356,763)
Warrants granted	0.75 – 1.50	5,996,752
Outstanding and exercisable at December 31, 2008	0.75 - 1.50	5,996,752

Stock Warrants as of December 31, 2008
Exercise	Warrants	Remaining	Warrants
Price	Outstanding	Life (Years)	Exercisable

$1.50	1,850,750	2.42	1,850,750
$1.25	80,000	2.42	80,000
$1.25	1,000,002	0.25	1,000,002
$1.25	3,041,000	0.75	3,041,000
$0.75	25,000	1.25	25,000
	5,996,752		5,996,752

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

The Company recognizes option expense ratably over the vesting periods.  For the year ended December 31, 2008, the Company recorded compensation expense related to options granted under the 2008 Plan of $341,992.

 The fair value of option grants was estimated using the Black-Scholes option-pricing model with the following assumptions for the year ended December 31, 2008:

Expected dividend yield	0.00%
Risk-free interest rate	1.5-3.3%
Expected volatility	40-70%
Expected life (in years)	4-6

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The Plan provides for the issuance of a maximum of 7,000,000 shares of which, after adjusting for estimated pre-vesting forfeitures, approximately 2.9 million were still available for issuance as of March 13, 2009.

Stock option activity under the Plan for the year ended December 31, 2008 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Grant Date Fair Value
Outstanding at December 31, 2007	-	$-	-
Options granted	4,913,000	$0.80	3.77	$1,746,024
Options exercised	-	$-	-
Options cancelled/forfeited/ expired	(350,000)	$0.75	-	(119,663)
Outstanding at December 31, 2008	4,563,000	$0.80	3.77	$1,626,361

Vested and expected to vest at December 31, 2008 (1)	3,433,000	$0.74	3.77	$1,154,407

Exercisable at December 31, 2008	246,922	$1.64	2.77	$65,719

(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

As of December 31, 2008, after adjusting for estimated pre-vested forfeitures, there was approximately $812,000 of unrecognized compensation cost related to unvested stock options which is expected to be recognized monthly over approximately 3 years.  The Company intends to issue new shares to satisfy share option exercises.

Share-Based Compensation Payments
Total non-cash compensation expense related to the issuance of stock, warrants, and options was as follows:

	December 31,
	2008	2007

Stock compensation	$677,762	$50,000
Warrant compensation	5,510	130,728
Options compensation	341,992	-
Total	$1,025,264	$180,728

Additionally, warrants valued at $22,350 and common stock valued at $130,000 were recorded as Additional Paid in Capital as a cost of raising capital during the year ended December 31, 2008.

8.	COMMITMENTS

On December 27, 2007, the Company renegotiated the month to month lease agreement for office space in Los Angeles, California and entered into a two year lease agreement.  During September 2008, this agreement was amended to include an additional office.  Additionally, in June 2008, the Company entered into a two year lease agreement for office space in Palo Alto, California and paid the first six months of the lease in advance. Future minimum lease payments as of December 31, 2008 under these lease agreements are as follows:

2009	$55,830
2010	21,030
$76,860

During February 2009, GTX sublet a portion of the office space in Palo Alto for $2,325 per month.  The term of the sublease is for the period from March 2009 to December 2009 and can be terminated by the lessee upon 90-days notification.

On May 16, 2008, the Company entered into an agreement with a public relations firm to provide quarterly research reports to both the Company and the public (upon approval by the Company) and to provide market intelligence, as well as feedback from investor meetings, emails and conversations initiated by the public relations firm.  In exchange for the services rendered, the public relations firm was granted 17,500 shares of the Company’s common stock valued at the closing price on May 7, 2008 of $2.15 per share (see Footnote #7).  In addition to the shares of common stock, the public relations firm is paid $2,500 per month.   The agreement will automatically renew on its one year anniversary unless cancelled at any time, by either party.

Several executive members of management have employment agreements which, among other provisions, provide for the payment of a bonus, as determined by the Board of Directors, in an amounts ranging from 15% to 50% of the executive’s yearly compensation, to be paid in cash or stock at the Company’s sole discretion, if the Company has an increase in year over year revenues and the Executive performs his duties (i) within the time frame budgeted for such duties and (ii) at or below the cost budgeted for such duties.

The Company has various consulting agreements totaling approximately $50,000 per month, which can be terminated at will.

9.	SUBSEQUENT EVENTS

On February 11, 2009, GTX incorporated Code Amber News Service, Inc. (“CANS”) in the State of Nevada with 75,000,000 authorized shares of common stock with a par value of $0.001 per share.  CANS is 100% owned and operated by GTX.  CANS is a U.S. and Canadian syndicator of all state Amber Alerts providing website tickers and news feeds to merchants, internet service providers, affiliate partners, corporate sponsors and local, state and federal agencies.

Subsequent to December 31, 2008, 675,000 shares of common stock were granted to employees, members of our management and consultants at a price equal to the fair market value of the common stock on the date of issuance and 120,000 options were granted to consultants at a price equal to the fair market value of the common stock on the date of grant.