Form 10-Q
period 2009-03-31
GTX CORP
filed 2009-05-05
CIK 1375793

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2009

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.   39,305,540 common shares issued and outstanding as of May 1, 2009.

GTX CORP
For the quarter ended March 31, 2009
FORM 10-Q

PART I

ITEM 1.  FINANCIAL STATEMENTS

GTX CORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$207,275	$706,873
Certificates of deposit	1,500,000	1,500,000
Accounts receiveable, net	44,401	36,630
Inventory, net	48,729	36,862
Other current assets	39,095	29,408

Total current assets	1,839,500	2,309,773

Property and equipment, net	155,964	151,220
Other assets	19,183	19,745

Total assets	$2,014,647	$2,480,738

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$382,145	$319,961

Total current liabilities	382,145	319,961

Total liabilities	382,145	319,961

Commitments

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 2,071,000,000 shares authorized; 39,255,540 and 38,680,540 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	39,255	38,680
Additional paid-in capital	9,699,387	9,564,024
Accumulated deficit	(8,106,140)	(7,441,927)

Total stockholders’ equity	1,632,502	2,160,777

Total liabilities and stockholders’ equity	$2,014,647	$2,480,738

See accompanying notes to consolidated financial statements

GTX CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31
	2009	2008

Revenues	$21,768	$91,379

Cost of goods sold	15,272	78,824

Net profit	6,496	12,555

Operating expenses
Salaries and professional fees	527,792	901,384
Research and development	74,601	101,352
General and administrative	83,688	58,994

Total operating expenses	686,081	1,061,730

Loss from operations	(679,585)	(1,049,175)

Other income (expense)
Interest income	15,372	2,186
Interest expense	-	(62,511)

Net loss	$(664,213)	$(1,109,500)

Weighted average number of common shares outstanding - basic and diluted	38,893,818	20,249,745

Net loss per share - basic and diluted	$(0.02)	$(0.05)

See accompanying notes to consolidated financial statements

GTX CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2009	2008
Cash flows from operating activities
Net loss	$(664,213)	$(1,109,500)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	18,094	2,395
Stock based compensation	145,344	445,686
Changes in operating assets and liabilities
Accounts receivable	(7,771)	(118,088)
Inventory	(11,867)	(157,105)
Other assets	(18,532)	(66,065)
Accounts payable and accrued expenses	62,185	423,766

Net cash used in operating activities	(476,760)	(578,911)

Cash flows from investing activities
Proceeds from disposal of property and equipment	2,612	-
Purchase of property and equipment	(25,450)	(4,480)

Net cash used in investing activities	(22,838)	(4,480)

Cash flows from financing activities
Proceeds from issuance of common stock	-	2,000,000
Proceeds from issuance of common stock from exercise of stock warrants	-	398,799

Net cash provided by financing activities	-	2,398,799

Net increase (decrease) in cash and cash equivalents	(499,598)	1,815,408

Cash and cash equivalents, beginning of period	706,873	735,937

Cash and cash equivalents, end of period	$207,275	$2,551,345

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

Supplementary disclosure of noncash financing activities:
Issuance of common stock for repayment of note payable and accrued interest	$-	$1,030,750
Issuance of common stock for repayment of shareholder note payable and accrued interest	$-	$118,511
Issuance of common stock for repayment of accounts payable	$-	$33,750

See accompanying notes to consolidated financial statements

GTX CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

1.	BASIS OF PRESENTATION

GTX Corp and subsidiaries (the “Company” or “GTX”) develops and integrates miniaturized Global Positioning System (GPS) tracking and cellular location technology for consumer products and service applications. GTX owns 100% of the issued and outstanding capital stock of Global Trek Xploration, acquired on March 14, 2008, LOCiMOBILE, Inc, incorporated in the State of Nevada on October 14, 2008 and Code Amber News Service, Inc. (“CANS”) incorporated in the State of Nevada on February 11, 2009.  LOCiMOBILE, Inc. has developed and owns LOCi Mobile™, a suite of mobile tracking applications that turn the latest iPhone and other GPS enabled handsets into a tracking device which can then be tracked through our Location Data Center tracking portal.  CANS is a U.S. and Canadian syndicator of all state Amber Alerts providing website tickers and news feeds to merchants, internet service providers, affiliate partners, corporate sponsors and local, state and federal agencies.

The accompanying unaudited consolidated financial statements of GTX Corp have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included.  Our operating results for the quarter ended March 31, 2009 are not necessarily indicative of the results that may be expected for future quarters and the year ending December 31, 2009. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2008, which are included in our Annual Report on Form 10-K, and the risk factors contained therein.

The preparation of the accompanying unaudited consolidated financial statements requires the use of estimates that affect the reported amounts of assets, liabilities, revenues, expenses and contingencies.  These estimates include, but are not limited to, estimates related to revenue recognition, allowance for doubtful accounts, inventory valuation, tangible and intangible long-term asset valuation, warranty and other obligations and commitments.  Estimates are updated on an ongoing basis and are evaluated based on historical experience and current circumstances.  Changes in facts and circumstances in the future may give rise to changes in these estimates which may cause actual results to differ from current estimates.

The consolidated financial statements reflect the accounts of GTX Corp and its wholly owned subsidiaries; Global Trek Xploration, LOCiMOBILE, Inc. and Code Amber News Service, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.  For comparability, certain prior period amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2009.

Fair Value Measurement
In September 2006, the Financial Accounting Standards Board issued Financial Accounting Standard Number 157 (“SFAS 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and enhances disclosure about fair value measurements. SFAS 157 was effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Where the measurement objective specifically requires the use of “fair value”, the Company has adopted the provisions of SFAS 157 related to financial assets and financial liabilities as of December 30, 2007. Effective January 1, 2009, the Company adopted the provisions of SFAS 157 with respect to non-financial assets and non-financial liabilities. As of March 31, 2009, the Company had no assets or liabilities required to be measured at fair value.

2.	EQUITY

Common Stock
During the three months ended March 31, 2009, the Company issued 575,000 shares of common stock subject to restrictions upon transfer pursuant to Rule 144, as promulgated under the Securities Act of 1933, as amended, to various member of management, employees and consultants at values ranging from $0.063 to $0.15 per share as compensation for services rendered, the grant-date fair value of which was estimated at $35,280.

During May 2008, the Company entered into a one year agreement with a third-party public relations firm.  The terms of the agreement include the issuance of 17,500 shares of common stock to be paid to the public relations firm in 4 equal installments.  The 17,500 shares of common stock have been issued and are held by the company in escrow to be delivered to the public relations firm in four equal quarterly installments during the 1-year term of the agreement.  The fair value of these shares was estimated to be $37,625 based on the market price of the securities, as quoted on the OTCBB on the date of issuance.  During the three months ended March 31, 2009, $9,406 has been expensed in the accompanying consolidated financial statements related to this agreement.

Common Stock Warrants
Since inception, the Company has issued numerous warrants to purchase shares of the Company’s common stock to shareholders, consultants and employees as compensation for services rendered.

A summary of the Company’s warrant activity and related information for the three months ended March 31, 2009 is provided below:

		Number of
	Exercise Price	Warrants

Outstanding and exercisable at December 31, 2008	$0.75 – 1.50	5,996,752
Warrants exercised		-
Warrants granted		-
Warrants expired	$1.25	(1,000,002)
Outstanding and exercisable at March 31, 2009	$0.75 - 1.50	4,996,750

Stock Warrants as of March 31, 2009
Exercise	Warrants	Remaining	Warrants
Price	Outstanding	Life (Years)	Exercisable

$1.50	1,850,750	2.13	1,850,750
$1.25	80,000	2.13	80,000
$1.25	3,041,000	0.50	3,041,000
$0.75	25,000	1.00	25,000
	4,996,750		4,996,750

Common Stock Options
For the three months ended March 31, 2009 and 2008, the Company recorded compensation expense related to options granted under the 2008 Plan of $100,658 and $20,176, respectively.

The fair value of our stock options granted during the three months ended March 31, 2009 and 2008, respectively, was estimated at the date of grant using the following assumptions:

	Three Months Ended
	March 31, 2009	March 31, 2008
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	1.90%	2.20%
Expected volatility	73.00%	50.00%
Expected life (in years)	4-5	5

The Plan provides for the issuance of a maximum of 7,000,000 shares of which, after adjusting for estimated pre-vesting forfeitures, approximately 2,800,000 were still available for issuance as of May 1, 2009.

Stock option activity under the Plan for the three months ended March 31, 2009 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Grant Date Fair Value
Outstanding at December 31, 2008	4,563,000	$0.80	3.77	$1,626,361
Options granted	120,000	$0.06	4.40	4,165
Options exercised	-	$-	-
Options cancelled/forfeited/ expired	(1,235,000)	$0.94	-	(487,273)
Outstanding at March 31, 2009	3,448,000	$0.72	3.56	$1,143,253

Vested and expected to vest at March 31, 2009 (1)	3,448,000	$0.72	3.56	$1,143,253

Exercisable at March 31, 2009	1,257,667	$.70	2.86	$65,719

(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

As of March 31, 2009, after adjusting for estimated pre-vested forfeitures, there was approximately $710,000 of unrecognized compensation cost related to unvested stock options which is expected to be recognized monthly over approximately 3 years.  The Company intends to issue new shares to satisfy share option exercises.

Share-Based Compensation Payments
Total non-cash compensation expense related to the issuance of stock, warrants, and options was as follows:

	Three Months Ended
	March 31, 2009	March 31, 2008

Stock compensation	$44,686	$420,000
Warrant compensation	-	5,510
Options compensation	100,658	20,176
Total	$145,344	$445,686

3.	SUBSEQUENT EVENTS

On April 10, 2009, the Company entered into a consulting agreement and an employment agreement whereby, 50,000 shares of common stock were granted at a price equal to the fair market value of the common stock on the date of issuance and 210,000 options were granted at a price equal to the fair market value of the common stock on the date of grant.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report include forward-looking statements. These forward looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "proposed," "intended," or "continue" or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other "forward-looking" information. Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including but not limited to: variability of our revenues and financial performance; risks associated with product development and technological changes; the acceptance our products in the marketplace by existing and potential future customers; general economic conditions. You should be aware that the occurrence of any of the events described in this Quarterly Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.

Introduction

As used in this Quarterly Report, the terms "we", "us", "our", “Registrant”, “this company” and "GTX Corp" mean GTX Corp and our operational wholly-owned subsidiaries.

GTX Corp was incorporated in the State of Nevada on April 7, 2006 under its former name “Deeas Resources Inc.”  On March 14, 2008, we acquired all of the outstanding capital stock of Global Trek Xploration, a California corporation (“GTX California”), in exchange for the issuance of 18,000,001 shares of GTX Corp common stock (the “Exchange Transaction”).

Although we acquired GTX California in the Exchange Transaction, for accounting purposes, the Exchange Agreement was treated as an acquisition of GTX Corp and a recapitalization of GTX California.  Accordingly, the financial statements contained in this Quarterly Report, and the following description of our results of operations and financial condition, reflect (i) the operations of GTX California alone prior to the Exchange Transaction, and (ii) the combined results of this company and all of its three subsidiaries since the Exchange Transaction.

Immediately following the closing of the Exchange Transaction, in a private placement we sold $2,000,000 of our securities to qualified investors (the “Financing”).  In the Financing, we sold an aggregate total of 2,666,668 units (“Units”) at a price of $0.75 per Unit. Each Unit consists of one share of common stock and one warrant (“Warrant”) to purchase one share of common stock. Each Warrant is exercisable into an additional common share for a period of eighteen (18) months with respect to the first 1,666,666 Warrants issued and for a period of twelve (12) months with respect to the remaining 1,000,002 Warrants issued at an exercise price of $1.25 per share.  Eighteen (18) month warrants were issued to six (6) investors and twelve (12) month warrants were issued to two (2) investors.

At closing of the Exchange Transaction, pursuant to the Exchange Agreement, we also converted a $1,000,000 bridge loan, plus accrued and unpaid interest, made by Jupili Investment S.A. to GTX California (“Bridge Loan”) into Units at a conversion price of $0.75 per Unit, based upon the same terms and conditions as the Financing. Thus, concurrently with the Exchange Transaction, we also issued 1,374,334 shares of common stock to Jupili and eighteen (18) month Warrants to purchase an aggregate of 1,374,334 shares of our common stock to Jupili.

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

Operations

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

•
LOCiMOBILE, Inc. has been developing an application for GPS enabled handsets that permit authorized users the ability to locate and track the movement of the holder of the handset.  On April 30, 2009, LOCiMOBILE, Inc. launched LOCiMe, its first in a series of geo-specific applications that transform iPhones into real time, GPS transceivers.  LOCiMe utilizes the phone’s cell based Web services (HTTP) to transmit its latitude and longitude coordinates to the GTX/PLS Portal allowing authorized friends, co-worker and loved ones to know; where you are, where you have been, how fast you are moving, and what direction you are heading.  LOCiMOBILE, Inc. expects to release this service for other GPS enabled handsets in the near future.

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

The information in the table below represents our statement of operations data for the quarters ended March 31, 2009 and March 31, 2008:

	Quarter Ended
	March 31,
	2009		2008
	$	% of Revenues	$	% of Revenues

Revenues	$21,798	100%	$91,379	100%
Cost of goods sold	15,272	70%	78,824	86%
Net profit	6,496	30%	12,555	14%

Salaries and professional fees	527,792	2,421%	901,384	986%
Research and development	74,601	342%	101,352	111%
General and administrative	83,688	384%	58,994	65%
Operating expenses	686,081	3,147%	1,061,730	1,162%

Loss from operations	(679,585)	(3,117)%	(1,049,175)	(1,148)%
Other income (expense)	15,372	71%	(60,325)	(66)%
Net loss	$(664,213)	(3,046)%	$(1,109,500)	(1,214)%

Revenues

Revenues for the quarter ended March 31, 2009 consisted primarily of monthly service and licensing fees charged to a re-seller of our gpVectorTM Powered Athlete Tracking Systems.  We also recognized some revenues from the sale of CANS subscriptions.  Revenues during the quarter ended March 31, 2008 consisted primarily of various one-time design and enhancement services billed to the same re-seller to allow our GPS technology to better integrate into the re-seller’s product, as well as the re-seller’s purchase of website design and functionality services from us in anticipation of the re-seller’s product launch in the third quarter of 2008.

Cost of goods sold

Cost of goods sold during the quarter ended March 31, 2009 consisted primarily of monthly cellular costs incurred on our gpVectorTM Powered Athlete Tracking System devices.  Cost of goods sold during the quarter ended March 31, 2008 consisted of the cost of the design and enhancement services we provided to the re-seller discussed above to allow our GPS technology to better integrate into their products and the cost to provide the reseller website design and functionality services.

Salaries and professional fees

Salaries and professional fees consist of costs attributable to employees, consultants and contractors who primarily spend their time on sales, marketing and corporate administrative services; legal fees relating to general corporate matters and our patent applications; and accounting expenses.  Salaries and professional fees during the quarter ended March 31, 2009 decreased approximately $374,000 or 41% in comparison to the same quarter in 2008 due primarily to lower legal and accounting fees in 2009.  During the quarter ended March 31, 2008, this company incurred approximately $261,000 of legal and accounting fees relating to the Exchange Transaction and the related Financing.  In conjunction with the creation of the 2008 Equity Compensation Plan, we granted options to purchase a total of 3,945,000 shares of common stock and we issued 480,000 shares of common stock, resulting in an expense of approximately $380,000.  These equity based costs were either not incurred or were substantially less in the quarter ended March 31, 2009.  The reduction in legal and accounting fees was offset by an increase in the number of consultants needed for the development of our products, as well as stock based compensation expense related to our 2008 Equity Compensation Plan.

Research and development

Research and development expense consists of costs attributable to employees, consultants and contractors who primarily spend their time on the design, engineering and process development of our personal location services platform and LOCi Mobile™.  Research and development during the quarter ended March 31, 2009 decreased approximately $27,000 or 26% in comparison to the same quarter in 2008 due primarily to our gpVectorTM Powered Athlete Tracking System moving substantially out of the research and development stage during the latter part of fiscal 2008.

General and administrative

General and administrative expenses consist primarily of corporate administrative costs, depreciation, occupancy costs and travel and entertainment.  General and administrative expenses during the quarter ended March 31, 2009 increased approximately $25,000 or 42% in comparison to the same quarter in 2008.  The increase in costs is primarily the result of the increase in occupancy costs related to the northern California office established in June 2008 and an overall increase in business activity during fiscal 2008.

Other Income (Expense)

During the quarters ended March 31, 2009 and 2008, we recognized $15,372 and $2,186, respectively, of interest income.  The increase in interest income of approximately $13,000 or 603% is attributable to our increase in the average amount of cash and cash equivalents and certificates of deposit during the quarter ended March 31, 2009 compared to the same quarter in 2008.

During the quarters ended March 31, 2009 and 2008, we recognized $0 and $62,511, respectively, of interest expense. The interest expense in 2008 was primarily attributed to a $40,000 fee paid in conjunction with the Financing, which closed on March 14, 2008, as well as interest expense on the Note Payable to Jupili accruing at 10% per annum during the first quarter of 2008.  The Note Payable was converted to common stock in connection with the Exchange Transaction during March 2008.

Net Loss

Net loss for the quarter ended March 31, 2009 decreased approximately $445,000 or 40% in comparison to the net loss during the quarter ended March 31, 2008.  The decrease in the net loss is primarily due to a reduction in salaries and professional fees.

Liquidity and Capital Resources

As of March 31, 2009, we had working capital of $1,457,000 and a current ratio of 4.8 to 1 as compared to working capital of $1,990,000 and a current ratio of 7.2 to 1 as of December 31, 2008.

Our net loss decreased to $664,000 for the quarter ended March 31, 2009 compared to a net loss of approximately $1,109,000 for the quarter ended March 31, 2008.  Net cash used in operating activities was approximately $477,000 for the quarter ended March 31, 2009 compared to approximately $579,000 for the quarter ended March 31, 2008.  The decrease in cash used in operating activities is primarily attributable to a reduction in the amounts paid for accounting and legal services during the quarter ended March 31, 2009.

Net cash used in investing activities during the quarters ended March 31, 2009 and 2008 was approximately $23,000 and $4,000, respectively and consisted primarily of the purchase of property and equipment.

Net cash provided by financing activities during the quarters ended March 31, 2009 and 2008 was approximately $0 and $2,399,000, respectively.  The net cash provided by financing activities during 2008 was due to this company issuing 2,666,668 shares of common stock in the Financing resulting in proceeds of $2,000,000.  We also received $399,000 from the exercise of warrants during the fiscal quarter ended March 31, 2008.  No shares were sold, and no warrants were exercised during the 2009 fiscal quarter.

We currently rely on the cash we received from our prior financing activities to fund our capital expenditures and to support our working capital requirements.  We believe that we have sufficient capital resources to fund our operations for at least for the next four fiscal quarters, assuming that there are no unanticipated material adverse developments.  We expect that future cash requirements will principally be for capital expenditures and working capital requirements.

Future Financings

As a result of the Exchange Transaction with Global Trek Xploration, we began operating as a GPS technology company as of March 14, 2008. We are focused on the development of a personal location device system (GpVector™) for licensing out to technology partners seeking to enable their products with GPS tracking capabilities. We had our initial launch of the GpVector™ during the third calendar quarter of 2008. Since inception, we have generated significant losses. As of March 31, 2009, we had an accumulated deficit of approximately $8,106,000. As a consolidated entity, we expect to incur continual losses until sometime in calendar year 2010.

Over the next nine months, we expect to devote approximately $200,000 to continue our research and development efforts to include all aspects of hardware, software and interface customization, and website development. In addition, during that time period we expect to expend approximately $120,000 to develop our sales, marketing and manufacturing programs associated with the commercialization and licensing of the GpVector™ technology and the commercialization of LOCi Mobile™ and CANS. We expect to fund general overhead requirements using cash on hand.

Our funding requirements will depend on numerous factors, including:

•	Costs involved in the completion of the hardware, software and interface customization, and website necessary to continue the commercialization of the GpVector™;
•	The costs of outsourced manufacturing;
•	The costs of licensing activities, including product marketing and advertising; and
•	Our revenues from product sales and the licensing of the GpVector™ technology, LOCi Mobile™ and CANS.

As noted above, based on budgeted expenditures, we believe that we will have sufficient liquidity to satisfy our cash requirements for the next twelve months. If our planned expenses increase, our existing resources could prove to be insufficient to satisfy our liquidity requirements during that timeframe, and we will need to raise additional external funds through the sale of additional equity or debt securities. In any event, we expect that unless our sales increase significantly, we may need to raise additional funds in approximately 12 months to finance the costs of ongoing research and development and related expenses, as well as sales and marketing expenses. The sale of additional equity securities will result in additional dilution to our shareholders. Sale of debt securities could involve substantial operational and financial covenants that might inhibit our ability to follow our business plan. Additional financing may not be available in amounts or on terms acceptable to us or at all.  If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our financial conditions and operating results.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Inflation

We do not believe our business and operations have been materially affected by inflation.

Critical Accounting Policies and Estimates

There are no material changes to the critical accounting policies and estimates described in the section entitled “Critical Accounting Policies and Estimates” under Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2008.

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations; and stipulates that acquisition related costs be expensed rather than included as part of the basis of the acquisition. SFAS No. 141R expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. SFAS No. 141R is effective for all transactions entered into, on or after January 1, 2009. The adoption of this standard did not have a material effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133. SFAS No. 161 enhances required disclosures regarding derivative instruments and hedging activities, including enhanced disclosures regarding how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and the impact of derivative instruments and related hedged items on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective on January 1, 2009. The adoption of this standard did not have a material effect on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect the adoption of this statement to have a material impact on this company’s results of operations, financial position or cash flows.

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. Paragraph 11(a) of SFAS No. 133 - specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to this company's own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. The adoption of EITF Issue No. 07-5 did not have an impact on this company’s consolidated financial statements.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information under this Item 3.

ITEM 4.  CONTROLS AND PROCEDURES.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 16, 2008, we entered into a consulting agreement with Vista Partners, LLC for consulting services whereby we agreed to issue an aggregate of 17,500 shares of our common stock valued at an aggregate of $37,500 to Vista Partners LLC as consideration for services. Services are to be rendered from May 16, 2008 until May 15, 2009. Four separate certificates for 4,375 shares each were delivered to Vista Partners, LLC during July 2008, October 2008, January 2009 and April 2009.  Accordingly, we issued 4,375 shares of our common stock to Vista Partner LLC during the fiscal quarter ended March 31, 2009.  The foregoing shares were issued in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

During the three months ended March 31, 2009, this company issued 575,000 shares of common stock to various member of management, employees and consultants, at values ranging from $0.063 to $0.15 per share, as compensation for services rendered, the grant-date fair value of which was estimated at $37,530.  The foregoing shares were issued in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.  An additional 100,000 shares of common stock were issued to a consultant whose services were not utilized and as such, the common stock was returned and cancelled during April 2009.

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

GTX CORP

Date: May 1, 2009	By:	/s/ MURRAY WILLIAMS
Murray Williams,
Chief Financial Officer (Principal Financial Officer)

Date: May 1, 2009	By:	/s/ PATRICK BERTAGNA
Patrick Bertagna,
Chief Executive Officer