Form 10-Q
period 2009-06-30
GTX CORP
filed 2009-08-07
CIK 1375793

FORM 10-Q UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2009
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.   39,332,040 common shares issued and outstanding as of August 5, 2009.

GTX CORP
For the quarter ended June 30, 2009
FORM 10-Q

PART I

ITEM 1.  FINANCIAL STATEMENTS

GTX CORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$270,173	$706,873
Certificates of deposit	1,000,000	1,500,000
Accounts receivable, net	58,783	36,630
Inventory, net	51,480	36,862
Other current assets	30,678	29,408

Total current assets	1,411,114	2,309,773

Property and equipment, net	211,536	151,220
Other assets	17,204	19,745

Total assets	$1,639,854	$2,480,738

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$368,747	$319,961

Total current liabilities	368,747	319,961

Total liabilities	368,747	319,961

Commitments

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 2,071,000,000 shares authorized;
39,305,540 and 38,680,540 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	39,305	38,680
Additional paid-in capital	9,796,492	9,564,024
Accumulated deficit	(8,564,690)	(7,441,927)

Total stockholders’ equity	1,271,107	2,160,777

Total liabilities and stockholders’ equity	$1,639,854	$2,480,738

See accompanying notes to consolidated financial statements

GTX CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenues	$36,755	$47,683	$58,523	$139,062

Cost of goods sold	12,602	29,772	27,873	108,596

Net profit	24,153	17,911	30,650	30,466

Operating expenses
Salaries and professional fees	379,312	532,746	908,229	1,459,087
Research and development	11,288	113,447	85,327	184,798
General and administrative	104,067	140,892	187,192	204,930

Total operating expenses	494,667	787,085	1,180,748	1,848,815

Loss from operations	(470,514)	(769,174)	(1,150,098)	(1,818,349)

Other income (expense)
Interest income	11,964	15,473	27,335	17,658
Interest expense	-	-	-	(62,511)

Net loss	$(458,550)	$(753,701)	$(1,122,763)	$(1,863,202)

Weighted average number of common
shares outstanding - basic and diluted	39,292,903	37,554,545	39,094,463	28,902,145

Net loss per share - basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.06)

See accompanying notes to consolidated financial statements

GTX CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2009	2008
Cash flows from operating activities
Net loss	$(1,122,763)	$(1,863,202)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	36,606	5,359
Stock based compensation	245,635	565,313
Changes in operating assets and liabilities
Accounts receivable	(22,153)	(25,810)
Inventory	(14,618)	(162,892)
Other assets	(11,272)	(73,209)
Accounts payable and accrued expenses	48,787	95,074

Net cash used in operating activities	(839,778)	(1,459,367)

Cash flows from investing activities
Proceeds from certificates of deposit	500,000	-
Proceeds from disposal of property and equipment	2,612	-
Purchase of property and equipment	(99,534)	(24,624)

Net cash provided by (used in) investing activities	403,078	(24,624)

Cash flows from financing activities
Proceeds from issuance of common stock	-	3,732,000
Proceeds from issuance of common stock from exercise of stock warrants	-	398,800
Commissions paid in relation to May 2008 Financing	-	(123,750)

Net cash provided by financing activities	-	4,007,050

Net increase (decrease) in cash and cash equivalents	(436,700)	2,523,059

Cash and cash equivalents, beginning of period	706,873	735,937

Cash and cash equivalents, end of period	$270,173	$3,258,996

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

Supplementary disclosure of noncash financing activities:
Issuance of common stock for repayment of note payable and accrued interest	$-	$1,030,750
Issuance of common stock for repayment of shareholder note payable and accrued interest	$-	$118,511
Issuance of common stock for repayment of accounts payable	$-	$33,750

See accompanying notes to consolidated financial statements

GTX CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

1.	BASIS OF PRESENTATION

GTX Corp and subsidiaries (the “Company” or “GTX”) develops and integrates miniaturized Global Positioning System (GPS) tracking and cellular location technology for consumer products and service applications. GTX owns 100% of the issued and outstanding capital stock of Global Trek Xploration, acquired on March 14, 2008, LOCiMOBILE, Inc, incorporated in the State of Nevada on October 14, 2008 and Code Amber News Service, Inc. (“CANS”) incorporated in the State of Nevada on February 11, 2009.  LOCiMOBILE, Inc. has developed and owns LOCiMobile™, a suite of mobile tracking applications that turn the latest iPhone and other GPS enabled handsets into a tracking device which can then be tracked through our Location Data Center tracking portal.  CANS is a U.S. and Canadian syndicator of all state Amber Alerts providing website tickers and news feeds to merchants, internet service providers, affiliate partners, corporate sponsors and local, state and federal agencies.

The accompanying unaudited consolidated financial statements of GTX Corp have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included.  Our operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2008, which are included in our Annual Report on Form 10-K, and the risk factors contained therein.

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

2.	EQUITY

Common Stock
During the three and six months ended June 30, 2009, the Company issued 50,000 and 625,000 shares of common stock, respectively, subject to restrictions upon transfer pursuant to Rule 144, as promulgated under the Securities Act of 1933, as amended, to various member of management, employees and consultants at values ranging from $0.063 to $0.15 per share as compensation for services rendered.  The grant-date fair value was $40,230.

During May 2008, the Company entered into a one year agreement with a third-party public relations firm.  The terms of the agreement include the issuance of 17,500 shares of common stock to be paid to the public relations firm in 4 equal installments.  The 17,500 shares of common stock have been issued and are held by the company in escrow to be delivered to the public relations firm in four equal quarterly installments during the 1-year term of the agreement.  The fair value of these shares was estimated to be $37,625 based on the market price of the securities, as quoted on the OTCBB on the date of issuance.  During the three and six months ended June 30, 2009, $3,136 and $12,542, respectively, has been expensed in the accompanying consolidated financial statements related to this agreement.  As of June 30, 2009, the 17,500 shares have been fully earned, delivered and expensed.

Common Stock Warrants
Since inception, the Company has issued numerous warrants to purchase shares of the Company’s common stock to shareholders, consultants and employees as compensation for services rendered.

A summary of the Company’s warrant activity and related information for the six months ended June 30, 2009 is provided below:

		Number of
	Exercise Price	Warrants

Outstanding and exercisable at December 31, 2008	$0.75 – 1.50	5,996,752
Warrants exercised		-
Warrants granted		-
Warrants expired	$1.25	(1,000,002)
Outstanding and exercisable at June 30, 2009	$0.75 - 1.50	4,996,750

Stock Warrants as of June 30, 2009
Exercise	Warrants	Remaining	Warrants
Price	Outstanding	Life (Years)	Exercisable

$1.50	1,850,750	1.92	1,850,750
$1.25	80,000	1.92	80,000
$1.25	3,041,000	0.25	3,041,000
$0.75	25,000	0.75	25,000
	4,996,750		4,996,750

Common Stock Options
For the three and six months ended June 30, 2009, the Company recorded compensation expense related to options granted under the 2008 Plan of $94,455 and $195,113, respectively.  For the three and six months ended June 30, 2008, the Company recorded compensation expense related to options granted under the 2008 Plan of $113,356 and $133,532, respectively.

The fair value of our stock options granted during the six months ended June 30, 2009 and 2008, respectively, was estimated at the date of grant using the following assumptions:

	Six Months Ended
	June 30, 2009	June 30, 2008
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	1.9-2.25%	2-3.3%
Expected volatility	73-93%	50%
Expected life (in years)	4-5	4-5

The Plan provides for the issuance of a maximum of 7,000,000 shares of which, after adjusting for estimated pre-vesting forfeitures, approximately 2,735,000 were still available for issuance as of August 1, 2009.

Stock option activity under the Plan for the six months ended June 30, 2009 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Grant Date Fair Value
Outstanding at December 31, 2008	4,563,000	$0.80	3.52	$1,626,361
Options granted	390,000	$0.08	4.40	19,315
Options exercised	-	$-	-
Options cancelled/forfeited/ expired	(1,235,000)	$0.94	-	(487,273)
Outstanding at June 30, 2009	3,718,000	$0.68	3.38	$1,158,403

Vested and expected to vest at June 30, 2009 (1)	3,718,000	$0.68	3.38	$1,158,403

Exercisable at June 30, 2009	1,547,586	$.70	2.65	$507,864

(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

As of June 30, 2009, after adjusting for estimated pre-vested forfeitures, there was approximately $630,000 of unrecognized compensation cost related to unvested stock options which is expected to be recognized monthly over approximately 3 years.  The Company intends to issue new shares to satisfy share option exercises.

Share-Based Compensation Payments
Total non-cash compensation expense related to the issuance of stock, warrants, and options was as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Stock compensation	$5,836	$6,271	$50,522	$426,271
Warrant compensation	-	-	-	5,510
Options compensation	94,455	113,356	195,113	133,532
	$100,291	$119,627	$245,635	$565,313

3.	SUBSEQUENT EVENTS

During July 2009, the Company granted 26,500 shares of common stock at $0.12 per share to various consultants for services rendered.

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

Although we acquired GTX California in the Exchange Transaction, for accounting purposes, the Exchange Agreement was treated as an acquisition of GTX Corp and a recapitalization of GTX California.  Accordingly, the financial statements contained in this Quarterly Report, and the following description of our results of operations and financial condition, reflect (i) the operations of GTX California alone prior to the Exchange Transaction, and (ii) the combined results of this company and all three of its subsidiaries since the Exchange Transaction.

Immediately following the closing of the Exchange Transaction, in a private placement we sold $2,000,000 of our securities to qualified investors (the “Financing”).  In the Financing, we sold an aggregate total of 2,666,668 units (“Units”) at a price of $0.75 per Unit. Each Unit consists of one share of common stock and one warrant (“Warrant”) to purchase one share of common stock at an exercise price of $1.25 per share. Each Warrant is exercisable into an additional common share for a period of eighteen (18) months with respect to the first 1,666,666 Warrants issued and for a period of twelve (12) months with respect to the remaining 1,000,002 Warrants issued.  Eighteen (18) month warrants were issued to six (6) investors and twelve (12) month warrants were issued to two (2) investors.

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

Operations

We currently conduct our operations through three wholly-owned subsidiaries that operate in related sectors of the personal location-based market specialized in the monitoring and recovery of missing people, pets and high valued assets.  In general:

•
GTX California currently offers a global positioning system (GPS) and cellular location platform that enables subscribers to track in real time the whereabouts of people, pets or high valued assets through the company’s miniaturized transceiver module, wireless connectivity gateway, middleware and viewing portal. We launched our initial GpVector™ product during the third calendar quarter of 2008 on a limited basis and in May 2009 we entered into a platform test agreement with a global leader in pedorthic and Orthotic footwear to embed our technology into their footwear products to bring GPS shoes to the senior market.  There are a growing number of seniors suffering from dementia and over 50% of them ‘wander’ without anyone’s knowledge of where they are and where they are heading.  The GTX patented GPS technology we are embedding into the Aetrex footwear line will help authorized family members, friends or caretakers reduce their stress and anguish by enabling them to locate their loved ones instantly with the click of a mouse from any computer or mobile device with internet access.

•
LOCiMOBILE, Inc. has developed and is selling applications for GPS enabled handsets that enable authorized users to locate and track the movement of the holder of the handset.  In April 2009, LOCiMOBILE, Inc. launched LOCiMe, its first in a series of geo-specific applications that transform iPhones into real time, GPS transceivers.  LOCiMe utilizes the phone’s cell based Web services (HTTP) to transmit its latitude and longitude coordinates to the GTX/PLS Portal allowing authorized friends, co-worker and loved ones to know where you are, where you have been, how fast you are moving, and what direction you are heading.  In June 2009, LOCiMOBILE, Inc. launched iLOCi2, its second in a series of geo-specific applications that transform iPhones into real time, GPS transceivers, utilizing some of the latest technological breakthroughs of the Apple 3.0 operating system.  iLOCi2 allows you to push your coordinates to anyone with an iPhone so they can see exactly where you are within seconds.  This application doesn’t require the use of the GTX/GPS portal to see your location, but rather uses Google Maps to display the exact location for viewing on that person’s iPhone.  LOCiMOBILE, Inc. expects to release these services for other GPS enabled handsets in the near future.  LOCiMOBILE, Inc. is currently developing more applications for the iPhone and is exploring development on other platforms such as RIM and Android

•
Code Amber News Service, Inc. (“CANS”), a member of ONA (Online News Association) and RTNDA (Radio Television News Directors Association), is a U.S. and Canadian syndicator and content provider of all state Amber Alerts (public notifications of child abductions) and missing person alerts.  We began selling Code Amber News Service subscriptions and sponsored links in February 2009.

Results of Operations

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report.

The information in the tables below represents our statement of operations data for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,
	2009		2008
	$	% of Revenues	$	% of Revenues
Revenues	$36,755	100%	$47,683	100%
Cost of goods sold	12,602	34%	29,772	62%
Net profit	24,153	66%	17,911	38%

Salaries and professional fees	379,312	1,032%	532,746	1,117%
Research and development	11,288	31%	113,447	238%
General and administrative	104,067	283%	140,892	295%
Operating expenses	494,667	1,346%	787,085	1,650%

Loss from operations	(470,514)	(1,280)%	(769,174)	(1,612)%
Other income	11,964	33%	15,473	32%
Net loss	$(458,550)	(1,247)%	$(753,701)	(1,580)%

	Six Months Ended June 30,
	2009		2008
	$	% of Revenues	$	% of Revenues
Revenues	$58,523	100%	$139,062	100%
Cost of goods sold	27,873	48%	108,596	78%
Net profit	30,650	52%	30,466	22%

Salaries and professional fees	908,229	1,552%	1,459,087	1,049%
Research and development	85,327	146%	184,798	133%
General and administrative	187,192	320%	204,930	147%
Operating expenses	1,180,748	2,018%	1,848,815	1,329%

Loss from operations	(1,150,098)	(1,966)%	(1,818,349)	(1,307)%
Other income (expense)	27,335	47%	(44,853)	(32)%
Net loss	$(1,122,763)	(1,919)%	$(1,863,202)	(1,339)%

Revenues

Revenues for the three and six months ended June 30, 2009 consisted primarily of monthly service and licensing fees charged to a re-seller of our gpVectorTM Powered Athlete Tracking Systems.  We also recognized some revenues from the sale of CANS subscriptions and the sale of sample miniaturized transceiver modules to prospective new customers of GTX California.  LOCiMOBILE, Inc. recently launched iLOCi2, its second in a series of geo-specific applications that transform iPhones into real time GPS transceivers, utilizing some of the latest technological breakthroughs of the Apple 3.0 operating system.  This application and the LOCiMe application are currently for sale in the iTunes App Store.  Revenues during the three and six months ended June 30, 2008 consisted primarily of various one-time design and enhancement services billed to the same re-seller to allow our GPS technology to better integrate into the re-seller’s product, as well as the re-seller’s purchase of website design and functionality services from us in anticipation of the re-seller’s product launch in the third quarter of 2008.

Cost of goods sold

Cost of goods sold during the three and six months ended June 30, 2009 consisted primarily of monthly cellular costs incurred on our gpVectorTM Powered Athlete Tracking System devices.  Cost of goods sold during the three and six months ended June 30, 2008 consisted of the cost of the design and enhancement services we provided to the re-seller discussed above to allow our GPS technology to better integrate into their products and the cost to provide the reseller website design and functionality services.

Salaries and professional fees

Salaries and professional fees consist of costs attributable to employees, consultants and contractors who primarily spend their time on sales, marketing, technology and corporate administrative services; legal fees relating to general corporate matters and our patent applications; and accounting expenses.  Salaries and professional fees during the three and six months ended June 30, 2009 decreased approximately $153,000 or 29% and $551,000 or 38%, respectively in comparison to the same periods in 2008 due primarily to lower legal and accounting fees in 2009 and our overall cost cutting efforts to preserve our cash position while the economy recovers from the setbacks caused by the crisis in the global financial markets.  During the six months ended June 30, 2009, legal and accounting fees were approximately $220,000 less than that incurred during the six months ended June 30, 2008.  The decrease was due to legal and accounting fees incurred in the Exchange Transaction and the related Financing in 2008 that were not incurred in 2009.  Additionally, during the six months ended June 30, 2008, in conjunction with the creation of the 2008 Equity Compensation Plan, we granted options to purchase a total of 4,068,000 shares of common stock and we issued 577,500 shares of common stock, resulting in an expense of approximately $458,000.  These equity based costs were either not incurred or were substantially less in the six months ended June 30, 2009.

Research and development

Research and development expense consists of costs attributable to employees, consultants and contractors who primarily spend their time on the design, engineering and process development of our personal location services platform and LOCiMobile™ applications for GPS enabled handsets.  Research and development during the three and six months ended June 30, 2009 decreased approximately $102,000 or 90% and $99,000 or 54%, respectively in comparison to the same periods in 2008 due primarily to our gpVectorTM Powered Athlete Tracking System moving substantially out of the research and development stage during the latter part of fiscal 2008.

General and administrative

General and administrative expenses consist primarily of corporate administrative costs, depreciation, occupancy costs, insurance and travel and entertainment.  General and administrative expenses during the three and six months ended June 30, 2009 decreased approximately $37,000 or 26% and $18,000 or 9%, respectively in comparison to the same periods in 2008.  Such reductions were primarily due to cost cutting measures in the areas of printing, travel and entertainment and website development as well as reductions in corporate filing fees that were not required in 2009. These decreases were partially offset by increases in depreciation, insurance, recruiting and rent.

Other Income (Expense)

During the three and six months ended June 30, 2009, we recognized approximately $12,000 and $27,000, respectively, of interest income, compared to $15,000 and $18,000 during the same periods in 2008.  The increase in interest income during the six month period is attributable to larger than average amount of cash and cash equivalents held in interest bearing accounts and to larger certificates of deposit we held during the six months ended June 30, 2009 compared to the same period in 2008.

No interest expense was incurred during the three or six months ended June 30, 2009, or during the three month period ended June 30, 2008.  However, we incurred $62,511 of interest expense during the six months ended June 30, 2008 as a result of a $40,000 fee paid in conjunction with the Financing, which closed on March 14, 2008, as well as interest expense on the Bridge Loan payable to Jupili accruing at 10% per annum during the first quarter of 2008.  The Bridge Loan was converted to common stock in connection with the Exchange Transaction during March 2008.

Net Loss

Net loss for the three and six months ended June 30, 2009 decreased approximately $295,000 or 39% and $740,000 or 40%, respectively, in comparison to the net loss during the same periods in 2008.  The decrease in the net loss is primarily due to a reduction in salaries and professional fees, research and development, and our overall cost cutting efforts to preserve our cash position during the current economic downturn caused by the global financial crisis.

Liquidity and Capital Resources

As of June 30, 2009, we had working capital of $1,042,000 and a current ratio of 3.8 to 1 as compared to working capital of $1,990,000 and a current ratio of 7.2 to 1 as of December 31, 2008.

Our net loss decreased to $1,123,000 for the six months ended June 30, 2009 compared to a net loss of $1,863,000 for the six months ended June 30, 2008.  Net cash used in operating activities was approximately $840,000 for the six months ended June 30, 2009 compared to approximately $1,459,000 for the same period in 2008.  The decrease in cash used in operating activities is primarily attributable to a reduction in the amounts paid for accounting and legal services, employees and contractors during the six months ended June 30, 2009.

Net cash provided by investing activities during the six months ended June 30, 2009 was approximately $403,000 and resulted primarily from the maturing of certificates of deposits totaling $500,000.  Net cash used by investing activities during the six months ended June 30, 2008 was approximately $25,000 and consisted primarily of the purchase of property and equipment.

Net cash provided by financing activities during the six months ended June 30, 2009 and 2008 was approximately $0 and $4,007,000, respectively.  The net cash provided by financing activities during 2008 primarily represents the Financing and Additional Financing transactions in which we raised $3,732,000.  We also received approximately $399,000 from the exercise of warrants during the six months ended June 30, 2008.  No shares were sold and no warrants were exercised during the six months ended June 30, 2009.

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

As a result of the Exchange Transaction with Global Trek Xploration, we began operating as a GPS technology company as of March 14, 2008. Now that the development of our personal location device system (GpVector™) has been field tested, we are focused on licensing our technology to companies seeking to enable their products with GPS tracking capabilities. We commercially soft-launched our initial GpVector™ product during the third calendar quarter of 2008, initiating commercial revenues and brand awareness. In May 2009 when we entered into a platform test agreement with Aetrex, a global leader in senior footwear specializing in pedorthic and orthotics, to embed our technology into their product line to bring GPS shoes to the senior market.  In December 2008 we acquired Code Amber, subsequently we created the Code Amber News Service and then in February 2009 we began selling Code Amber News Service subscriptions and sponsored links. However, since inception in 2002, we have generated significant losses. As of June 30, 2009, we had an accumulated deficit of approximately $8,565,000. As a consolidated entity, we expect to incur continual losses until sometime in calendar year 2010.

During the remainder of the current fiscal year, we expect to invest approximately $200,000 to continue our research and development efforts to include all aspects of hardware, software and interface customization, and website development. In addition, during that time period we expect to expend approximately $120,000 to develop our sales, marketing and manufacturing programs associated with the commercialization and licensing of the GpVector™ technology and the commercialization of the LOCiMobile™ applications for GPS enabled handsets and CANS. We expect to fund these expenses and our general overhead requirements using cash on hand.

Our funding requirements will depend on numerous factors, including:

•	Costs involved in the completion of the hardware, software and interface customization, and website necessary to continue the commercialization of the GpVector™;
•	The costs of outsourced manufacturing;
•	The costs of licensing activities, including product marketing and advertising; and
•	Revenues derived from product sales and the licensing of the GpVector™ technology, the sales of the LOCiMobile™ applications for GPS enabled handsets, and advertising sales from CANS.

As noted above, based on budgeted expenditures, we believe that we will have sufficient liquidity to satisfy our cash requirements for the next twelve months. If our planned expenses increase, our existing resources could prove to be insufficient to satisfy our liquidity requirements during that timeframe causing the need to raise additional external funds through the sale of additional equity or debt securities.  In any event, we expect that unless our sales increase significantly, we will need to raise additional funds in approximately 12 months to finance the costs of ongoing research and development and related expenses, as well as sales and marketing expenses. The sale of additional equity securities will result in additional dilution to our shareholders. Sale of debt securities could involve substantial operational and financial covenants that might inhibit our ability to follow our business plan. Additional financing may not be available in amounts or on terms acceptable to us or at all.  If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our financial conditions and operating results.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 16, 2008, we entered into a consulting agreement with Vista Partners, LLC for consulting services whereby we agreed to issue an aggregate of 17,500 shares of our common stock valued at an aggregate of $37,500 to Vista Partners LLC as consideration for services. Services are to be rendered from May 16, 2008 until May 15, 2009. Four separate certificates for 4,375 shares each were delivered to Vista Partners, LLC during July 2008, October 2008, January 2009 and April 2009.  Accordingly, we issued 4,375 shares of our common stock to Vista Partner LLC during the fiscal quarter ended June 30, 2009.  The foregoing shares were issued in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

During the six months ended June 30, 2009, we issued 625,000 shares of common stock to various members of management, employees and consultants, at values ranging from $0.063 to $0.15 per share, as compensation for services rendered, the grant-date fair value of which was estimated at $40,230.  The foregoing shares were issued in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.  An additional 100,000 shares of common stock were issued to a consultant whose services were not utilized and as such, the common stock was returned and cancelled during April 2009.

In July 2009 the Company granted 26,500 shares of common stock at $0.12 per share to various consultants for services rendered, the grant-date fair value of which was estimated at $3,180.  The foregoing shares were issued in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

GTX CORP

Date: August 7, 2009	By:	/s/ MURRAY WILLIAMS
Murray Williams,
Chief Financial Officer (Principal Financial Officer)

Date: August 7, 2009	By:	/s/ PATRICK BERTAGNA
Patrick Bertagna,
Chief Executive Officer