Form 10-Q
period 2009-09-30
GTX CORP
filed 2009-11-03
CIK 1375793

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 39,451,540 common shares issued and outstanding as of November 3, 2009

GTX CORP
For the quarter ended September 30, 2009
FORM 10-Q

PART I

ITEM 1.  FINANCIAL STATEMENTS

GTX CORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$354,741	$706,873
Certificates of deposit	500,000	1,500,000
Accounts receivable, net	52,925	36,630
Inventory, net	14,659	36,862
Other current assets	26,183	29,408

Total current assets	948,508	2,309,773

Property and equipment, net	259,901	151,220
Other assets	16,641	19,745

Total assets	$1,225,050	$2,480,738

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$277,709	$319,961

Total current liabilities	277,709	319,961

Total liabilities	277,709	319,961

Commitments

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 2,071,000,000 shares authorized;
39,451,540 and 38,680,540 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	39,452	38,680
Additional paid-in capital	9,909,819	9,564,024
Accumulated deficit	(9,001,930)	(7,441,927)

Total stockholders’ equity	947,341	2,160,777

Total liabilities and stockholders’ equity	$1,225,050	$2,480,738

See accompanying notes to consolidated financial statements

GTX CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues	$126,704	$235,102	$185,227	$374,165

Cost of goods sold	60,448	193,864	88,321	302,461

Net profit	66,256	41,238	96,906	71,704

Operating expenses
Salaries and professional fees	388,836	795,242	1,293,351	2,272,581
Research and development	5,782	112,632	91,109	307,288
General and administrative	115,715	133,355	306,621	310,175

Total operating expenses	510,333	1,041,229	1,691,081	2,890,044

Loss from operations	(444,077)	(999,991)	(1,594,175)	(2,818,340)

Other income (expense)
Interest income	6,837	14,000	34,172	31,659
Interest expense	-	-	-	(62,511)

Net loss	$(437,240)	$(985,991)	$(1,560,003)	$(2,849,192)

Weighted average number of common
shares outstanding - basic and diluted	39,365,638	38,540,772	39,185,848	32,138,473

Net loss per share - basic and diluted	$(0.01)	$(0.03)	$(0.04)	$(0.09)

See accompanying notes to consolidated financial statements

GTX CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities
Net loss	$(1,560,003)	$(2,849,192)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	63,419	11,193
Bad debt expense	40,284	-
Stock based compensation	359,108	953,149
Changes in operating assets and liabilities
Accounts receivable	(56,579)	(127,486)
Inventory	22,203	(1,145)
Other assets	(6,212)	(43,934)
Accounts payable and accrued expenses	(42,252)	29,625

Net cash used in operating activities	(1,180,032)	(2,027,790)

Cash flows from investing activities
Proceeds from certificates of deposit	1,000,000	-
Proceeds from disposal of property and equipment	2,612	-
Purchase of property and equipment	(174,712)	(69,539)

Net cash provided by (used in) investing activities	827,900	(69,539)

Cash flows from financing activities
Proceeds from issuance of common stock	-	3,732,000
Proceeds from exercise of stock warrants	-	398,800
Commissions paid in relation to May 2008 Financing	-	(123,750)

Net cash provided by financing activities	-	4,007,050

Net increase (decrease) in cash and cash equivalents	(352,132)	1,909,721

Cash and cash equivalents, beginning of period	706,873	735,937

Cash and cash equivalents, end of period	$354,741	$2,645,658

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

Supplementary disclosure of noncash financing activities:
Issuance of common stock for repayment of note payable and accrued interest	$-	$1,030,750
Issuance of common stock for repayment of shareholder note payable and accrued interest	$-	$118,511
Issuance of common stock for repayment of accounts payable	$-	$33,750

See accompanying notes to consolidated financial statements

GTX CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

1.           BASIS OF PRESENTATION

GTX Corp and subsidiaries (the “Company” or “GTX”) develops and integrates miniaturized Global Positioning System (GPS) tracking and cellular location technology for consumer products and service applications. GTX Corp owns 100% of the issued and outstanding capital stock of Global Trek Xploration, acquired on March 14, 2008, LOCiMOBILE, Inc, incorporated in the State of Nevada on October 14, 2008, and Code Amber News Service, Inc. (“CANS”) incorporated in the State of Nevada on February 11, 2009.  LOCiMOBILE, Inc. has developed and owns LOCiMobile™, a suite of mobile tracking applications that turn the iPhone and other GPS enabled handsets into a tracking device which can then be tracked through our Location Data Center tracking portal and which allows the user to send a map to the recipient’s phone showing the user’s location.  CANS is a U.S. and Canadian syndicator of all state Amber Alerts providing website tickers and news feeds to merchants, internet service providers, affiliate partners, corporate sponsors and local, state and federal agencies.

The accompanying unaudited consolidated financial statements of GTX Corp have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included.  Our operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2008, which are included in our Annual Report on Form 10-K, and the risk factors contained therein.

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

Recently Adopted and Recently Issued Accounting Guidance

In March 2008, the FASB issued new disclosure requirements regarding derivative instruments and hedging activities. Entities must now provide enhanced disclosures on an interim and annual basis regarding how and why the entity uses derivatives; how derivatives and related hedged items are accounted for, and how derivatives and related hedged items affect the entity’s financial position, financial results and cash flow. Pursuant to the transition provisions, the Company adopted these new requirements on January 1, 2009. The adoption of this standard did not have a material effect on our consolidated financial statements.

In June 2008, the FASB issued new requirements which provide that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. –The guidance specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to this company's own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. The guidance is effective for fiscal years beginning after December 15, 2008. The adoption of this guidance did not have an impact on this company’s consolidated financial statements.

In May 2009, the FASB issued guidelines on subsequent event accounting which sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The adoption of this guidance did not have an impact on this company’s consolidated financial statements.

On July 1, 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”). The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. The Codification eliminates the previous US GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. However, rules and interpretive releases of the Securities Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The Codification was effective for interim and annual periods ending after September 15, 2009. The Company adopted the Codification for the quarter ending September 30, 2009.  There was no impact to the consolidated financial results as this change is disclosure-only in nature.

On January 1, 2009, the Company adopted the revised FASB guidance regarding business combinations which was required to be applied to business combinations on a prospective basis. The revised guidance requires that the acquisition method of accounting be applied to a broader set of business combinations, amends the definition of a business combination, provides a definition of a business, requires an acquirer to recognize an acquired business at its fair value at the acquisition date and requires the assets and liabilities assumed in a business combination to be measured and recognized at their fair values as of the acquisition date (with limited exceptions). There was no impact upon adoption and the effects of this guidance will depend on the nature and significance of business combinations occurring after the effective date.

2.           EQUITY

Common Stock
During the three and nine months ended September 30, 2009, the Company issued 146,000 and 771,000 shares of common stock, respectively, to various members of management, employees and consultants at values ranging from $0.054 to $0.15 per share as compensation for services rendered.  The grant-date fair value was $16,470 and $56,700, respectively.

During May 2008, the Company entered into a one year agreement with a third-party public relations firm.  The terms of the agreement include the issuance of 17,500 shares of common stock to be paid to the public relations firm in 4 equal installments.  The 17,500 shares of common stock were issued and held by the Company in escrow to be delivered to the public relations firm in four equal quarterly installments during the 1-year term of the agreement.  The fair value of these shares was estimated to be $37,625 based on the market price of the securities, as quoted on the OTCBB on the date of issuance.  During the three and nine months ended September 30, 2009, $0 and $12,542, respectively, has been expensed in the accompanying consolidated financial statements related to this agreement.  As of September 30, 2009, the 17,500 shares have been fully earned, delivered and expensed.

Common Stock Warrants
Since inception, the Company has issued numerous warrants to purchase shares of the Company’s common stock to shareholders, consultants and employees as compensation for services rendered.

A summary of the Company’s warrant activity and related information for the nine months ended September 30, 2009 is provided below:

		Number of
	Exercise Price	Warrants

Outstanding and exercisable at December 31, 2008	$0.75 – 1.50	5,996,752
Warrants exercised		-
Warrants granted		-
Warrants expired	$1.25	(4,041,002)
Outstanding and exercisable at September 30, 2009	$0.75 - 1.50	1,955,750

Stock Warrants as of September 30, 2009
Exercise	Warrants	Remaining	Warrants
Price	Outstanding	Life (Years)	Exercisable
$1.50	1,850,750	1.67	1,850,750
$1.25	80,000	1.67	80,000
$0.75	25,000	0.50	25,000
	1,955,750		1,955,750

Common Stock Options
For the three and nine months ended September 30, 2009, the Company recorded compensation expense related to options granted under the 2008 Equity Compensations Plan (the “2008 Plan”) of $97,003 and $292,116, respectively.  For the three and nine months ended September 30, 2008, the Company recorded compensation expense related to options granted under the 2008 Plan of $150,631 and $284,163, respectively.

The fair value of our stock options granted during the nine months ended September 30, 2009 and 2008, respectively, was estimated at the date of grant using the following assumptions:

	Nine Months Ended
	September 30,
	2009	2008
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	1.9-2.25%	2-3.3%
Expected volatility	73-152%	40-50%
Expected life (in years)	4-5	4-5

The 2008 Plan provides for the issuance of a maximum of 7,000,000 shares of which, after adjusting for estimated pre-vesting forfeitures, approximately 2,580,000 were still available for issuance as of September 30, 2009.

Stock option activity under the 2008 Plan for the nine months ended September 30, 2009 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Grant Date Fair Value
Outstanding at December 31, 2008	4,563,000	$0.80	3.52	$1,626,361
Options granted	605,000	$0.09	3.55	39,918
Options exercised	-	$-	-
Options cancelled/ forfeited/ expired	(1,345,000)	$0.89	-	(618,756)
Outstanding at September 30, 2009	3,823,000	$0.65	3.12	$1,047,523

Exercisable at September 30, 2009	1,869,754	$.70	2.48	$603,045

As of September 30, 2009, after adjusting for estimated pre-vested forfeitures, there was approximately $547,000 of unrecognized compensation cost related to unvested stock options which is expected to be recognized monthly over approximately 3 years.  The Company intends to issue new shares to satisfy share option exercises.

Share-Based Compensation Payments
Total non-cash compensation expense related to the issuance of stock, warrants, and options was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Stock compensation	$16,470	$237,205	$66,992	$663,476
Warrant compensation	-	-	-	5,510
Options compensation	97,003	150,631	292,116	284,163
	$113,473	$387,836	$359,108	$953,149

3.           DEFERRED REVENUE

During fiscal year 2007, the Company entered into an exclusive license agreement with a reseller of its gpVectorTM Powered Athlete Tracking Systems and received payment for the exclusive license in advance.  The exclusive license fee was recorded as deferred revenue and was amortized over the term of the exclusive license agreement.  During September 2009 we recognized the remaining portion of the unamortized exclusive license fee ($77,500) into revenue as the re-seller failed to meet the required minimum device purchases and activation requirements pursuant to the exclusive license agreement.

4.           SUBSEQUENT EVENTS

Management evaluated subsequent events of the Company through October 29, 2009 (the available for issuance date of the Financial Statements) and concluded that no subsequent events have occurred that would require recognition in the Financial Statements or disclosure in the Notes to the Consolidated Financial Statements, except as follows:

In October 2009, the Company granted 10,000 shares of common stock (valued at $1,900) and stock options to purchase 30,000 shares of common stock (which options were valued at approximately $5,000) to a consultant for services rendered.

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

Introduction
As used in this Quarterly Report, the terms "we", "us", "our", “Registrant”, and “the Company” mean GTX Corp and our operational wholly-owned subsidiaries.

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

Immediately following the closing of the Exchange Transaction, in a private placement we sold $2,000,000 of our securities to qualified investors (the “Financing”).  In the Financing, we sold an aggregate total of 2,666,668 units (“Units”) at a price of $0.75 per Unit. Each Unit consists of one share of common stock and one warrant (“Warrant”) to purchase one share of common stock at an exercise price of $1.25 per share. Each Warrant was exercisable into an additional common share for a period of eighteen (18) months with respect to the first 1,666,666 Warrants issued and for a period of twelve (12) months with respect to the remaining 1,000,002 Warrants issued.  Eighteen (18) month warrants were issued to six (6) investors and twelve (12) month warrants were issued to two (2) investors.

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

Operations

GTX Corp is in the Personal Location Services business. The Company develops and integrates 2 way GPS people finding technologies which seamlessly integrate with consumer products and enterprise applications. We currently conduct our operations through three wholly-owned subsidiaries that operate in related sectors of the personal location-based market.  In general:

•
GTX California currently offers a global positioning system (GPS) and cellular location platform that utilizes the latest in miniaturized, low power consumption technology that enables subscribers to track in real time the whereabouts of people, pets or high valued assets through the company’s customizable transceiver module, wireless connectivity gateway, smart phone Apps, middleware and viewing portal. We launched our initial GpVector™ product during the third calendar quarter of 2008 on a limited basis and in May 2009 we entered into a platform test agreement with a global leader in pedorthic and orthotic footwear to embed our technology into their footwear products to bring GPS shoes to the senior citizens market.

On September 11, 2009, the Company entered into a binding exclusive agreement with Kalika Group, one of Nepal’s largest and most respected business conglomerates operating in five business sectors: Software outsourcing, Hydro power, Construction, International trading and FM Radio/Media.  The agreement provides for the deployment of the Company’s proprietary GPS technologies and product line to the territories of Nepal, India, Pakistan, Bangladesh, Sri Lanka, Maldives and Bhutan – a marketplace comprising of an emerging, dynamic economy with a combined population of over 1.5 billion.  GTX and Kalika are currently conducting the platform test on the products.

•
GTX Corp also owns and operates LOCiMOBILE, Inc., its subsidiary that develops applications that transform smart phones into real time 2 way GPS personal location transceivers.  In April 2009, LOCiMOBILE, Inc. launched a test version of LOCiMe, its first in a series of geo-specific applications that transform iPhones into real time, GPS transceivers.  In June 2009, LOCiMOBILE, Inc. launched iLOCi2TM, its second in a series of geo-specific applications that transform iPhones into real time, GPS transceivers, utilizing some of the latest technological breakthroughs of the Apple 3.0 operating system.  LOCiMOBILE, Inc. expects to release these services for other GPS enabled handsets in the near future.  LOCiMOBILE, Inc. is currently developing more applications for the iPhone and has begun development on other platforms such as RIM and Android.

•
Code Amber News Service, Inc. (“CANS”), a member of ONA (Online News Association) and RTNDA (Radio Television News Directors Association), is dedicated to the recovery of missing persons and is the leading US and Canadian syndicator of online Amber Alerts (public notifications of child abductions), reaching an audience of  1.8 billion through its web site ticker and point of display feeds presented by retail merchants, Internet service providers, corporate sponsors, affiliate partners and Federal, State and Local agencies. CANS began selling Code Amber News Service subscriptions and sponsored links in February 2009.  During September 2009, CANS launched its Code Mobile wireless alert application and service for the iPhone ®, BlackBerry® and Google Android® phones.   Code Mobile Alerts are distributed to subscribers in real-time and sorted by State utilizing the phone’s GPS.

GTX Corp has recognized Latin America as a growing and strategically important market and is engaging this market through partnerships, bilingual sales and technical support staff along with localized software translated into Spanish for the region. GTX Corp has commenced selling personal location solutions to Mexico, Brazil, Colombia, Peru, Chile, Venezuela and Guatemala, through hardware devices, platform licensing and smart phone Apps. The Company expects to see significant growth in 2010 as we increase marketing efforts, bring on additional customers and future customers become more aware of the technology and its benefits- peace of mind.

Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report.

The information in the tables below represents our statement of operations data for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
	2009		2008
	$	% of Revenues	$	% of Revenues

Revenues	$126,704	100%	$235,102	100%
Cost of goods sold	60,448	48%	193,864	82%
Net profit	66,256	52%	41,238	18%

Salaries and professional fees	388,836	307%	795,242	338%
Research and development	5,782	5%	112,632	48%
General and administrative	115,715	91%	133,355	57%
Operating expenses	510,333	403%	1,041,229	443%

Loss from operations	(444,077)	(350)%	(999,991)	(425)%
Other income	6,837	5%	14,000	6%
Net loss	$(437,240)	(345)%	$(985,991)	(419)%

	Nine Months Ended September 30,
	2009		2008
	$	% of Revenues	$	% of Revenues

Revenues	$185,227	100%	$374,165	100%
Cost of goods sold	88,321	48%	302,461	81%
Net profit	96,906	52%	71,704	19%

Salaries and professional fees	1,293,351	698%	2,272,581	607%
Research and development	91,109	49%	307,288	82%
General and administrative	306,621	166%	310,175	83%
Operating expenses	1,691,081	913%	2,890,044	772%

Loss from operations	(1,594,175)	(861)%	(2,818,340)	(753)%
Other income (expense)	34,172	18%	(30,852)	(8)%
Net loss	$(1,560,003)	(842)%	$(2,849,192)	(761)%

Revenues

Revenues during the three and nine months ended September 30, 2009 consisted of service and licensing fees of approximately $30,000 and $80,000, respectively, charged to a re-seller of our gpVectorTM Powered Athlete Tracking Systems.  The licensing fees were received in fiscal year 2007 and are being amortized over the term of the licensing agreement.  During September 2009 we recognized the remaining portion of the licensing agreement ($77,500) into revenue as the re-seller failed to meet the required minimum device purchase and activation requirements under the exclusive license agreement.  Also during September 2009, we began platform tests with two new customers resulting in revenues of $12,500.  We also recognized some revenues from the sale of CANS subscriptions and the sale of sample miniaturized transceiver modules to prospective new customers of GTX California.  LOCiMOBILE, Inc. recently launched iLOCi2TM, its second in a series of geo-specific applications that transform iPhones into real time GPS transceivers, utilizing some of the latest technological breakthroughs of the Apple 3.0 operating system.  Revenues during the three and nine months ended September 30, 2008 consisted primarily of the sale of approximately 900 GpVector™ Powered Athlete Tracking Systems in September 2008 as well as various one-time design and enhancement services billed to the same re-seller to allow our GPS technology to better integrate into the re-seller’s product.

Cost of goods sold

Cost of goods sold during the three and nine months ended September 30, 2009 consisted primarily of monthly cellular costs incurred on our gpVectorTM Powered Athlete Tracking System devices.  Additionally, inventory costs totalling $41,000 were written off to cost of goods sold as they were considered obsolete.  Cost of goods sold during the three and nine months ended September 30, 2008 consisted primarily of the cost of raw materials utilized in the manufacturing of the gpVector™ Powered Athlete Tracking Systems that were sold during September 2008.  Additionally, the cost of the design and enhancement services we provided to the re-seller to allow our GPS technology to better integrate into their products and the cost to provide the re-seller website design and functionality services are included in cost of goods sold as of September 30, 2008.

Salaries and professional fees

Salaries and professional fees consist of costs attributable to employees, consultants and contractors who primarily spend their time on sales, marketing, technology and corporate administrative services; legal fees relating to general corporate matters and our patent applications; and accounting expenses.  Salaries and professional fees during the three and nine months ended September 30, 2009 decreased approximately $406,000 or 51% and $979,000 or 43%, respectively in comparison to the same periods in 2008 due primarily to lower legal and accounting fees in 2009 and our overall cost cutting efforts to preserve our cash position while the economy recovers from the setbacks caused by the crisis in the global financial markets.  During the nine months ended September 30, 2009, legal and accounting fees were approximately $314,000 less than that incurred during the nine months ended September 30, 2008.  The decrease was due to legal and accounting fees incurred in the Exchange Transaction and the related Financing in 2008 that were not incurred in 2009.  Additionally, during the nine months ended September 30, 2008, in conjunction with the creation of the 2008 Equity Compensation Plan, we granted options to purchase a total of 4,568,000 shares of common stock and we issued 737,116 shares of common stock, resulting in an expense of approximately $670,000.  These equity based costs were either not incurred or were substantially less in the nine months ended September 30, 2009.

Research and development

Research and development expense consists of costs attributable to employees, consultants and contractors who primarily spend their time on the design, engineering and process development of our personal location services platform and LOCiMobile™ applications for GPS enabled handsets.  Research and development during the three and nine months ended September 30, 2009 decreased approximately $107,000 or 95% and $216,000 or 70%, respectively in comparison to the same periods in 2008 due primarily to our gpVectorTM Powered Athlete Tracking System moving substantially out of the research and development stage during the latter part of fiscal 2008.

General and administrative

General and administrative expenses consist primarily of corporate administrative costs, depreciation, occupancy costs, insurance and travel and entertainment.  General and administrative expenses during the three and nine months ended September 30, 2009 remained relatively unchanged, decreasing approximately $18,000 and $4,000, respectively in comparison to the same periods in 2008.  Such changes were primarily due to cost cutting measures in the areas of postage, printing, travel and entertainment, miscellaneous computer and office expenses and website development as well as reductions in corporate filing fees that were not required in 2009. These decreases were partially offset by increases in the allowance for doubtful accounts, depreciation, insurance and recruiting.

Other Income (Expense)

During the three and nine months ended September 30, 2009, we recognized approximately $7,000 and $34,000, respectively, of interest income, compared to $14,000 and $32,000 during the same periods in 2008.  The slight increase in interest income during the nine month period is attributable to the Company receiving better interest rates on its cash, cash equivalents and certificates of deposit held during the nine months ended September 30, 2009 compared to the same period in 2008.

No interest expense was incurred during the three or nine months ended September 30, 2009, or during the three month period ended September 30, 2008.  However, we incurred $62,511 of interest expense during the nine months ended September 30, 2008 as a result of a $40,000 fee paid in conjunction with the Financing, which closed on March 14, 2008, as well as interest expense on the Bridge Loan payable to Jupili accruing at 10% per annum during the first quarter of 2008.  The Bridge Loan was converted to common stock in connection with the Exchange Transaction during March 2008.

Net Loss

Net loss for the three and nine months ended September 30, 2009 decreased approximately $548,000 or 56% and $1,289,000 or 45%, respectively, in comparison to the net loss during the same periods in 2008.  The decrease in the net loss is primarily due to a reduction in salaries and professional fees, research and development, and our overall cost cutting efforts to preserve our cash position during the current economic downturn caused by the global financial crisis.

Liquidity and Capital Resources

As of September 30, 2009, we had working capital of $671,000 and a current ratio of 3.42 to 1 as compared to working capital of $1,990,000 and a current ratio of 7.2 to 1 as of December 31, 2008.

Our net loss decreased to $1,560,000 for the nine months ended September 30, 2009 compared to a net loss of $2,849,000 for the nine months ended September 30, 2008.  Net cash used in operating activities was approximately $1,180,000 for the nine months ended September 30, 2009 compared to approximately $2,028,000 for the same period in 2008.  The decrease in cash used in operating activities is primarily attributable to a reduction in the amounts paid for accounting and legal services, employees and contractors during the nine months ended September 30, 2009.

Net cash provided by investing activities during the nine months ended September 30, 2009 was approximately $828,000 and resulted primarily from the maturing of certificates of deposits totaling $1,000,000.  Net cash used by investing activities during the nine months ended September 30, 2008 was approximately $70,000 and consisted primarily of the purchase of property and equipment.

Net cash provided by financing activities during the nine months ended September 30, 2009 and 2008 was approximately $0 and $4,007,000, respectively.  The net cash provided by financing activities during 2008 primarily represents the Financing and Additional Financing transactions in which we raised $3,732,000.  We also received approximately $399,000 from the exercise of warrants during the six months ended September 30, 2008.  No shares were sold and no warrants were exercised during the nine months ended September 30, 2009.

Because revenues from our operations have, to date, been modest, we currently rely on the cash we received from our prior financing activities to fund our capital expenditures and to support our working capital requirements.  We believe that we have sufficient capital resources to fund our operations for at least the next four fiscal quarters, assuming that there are no unanticipated material adverse developments.  We expect that future cash requirements will principally be for capital expenditures and working capital requirements.

As a result of the Exchange Transaction with Global Trek Xploration, we began operating as a GPS technology company as of March 14, 2008. Now that the development of our personal location device system (GpVector™) has been field tested, we are focused on licensing our technology to companies seeking to enable their products with GPS tracking capabilities. We commercially soft-launched our initial GpVector™ product during the third calendar quarter of 2008, initiating commercial revenues and brand awareness. In December 2008 we acquired Code Amber.   Subsequently we created the Code Amber News Service, and then in February 2009 we began selling Code Amber News Service subscriptions and sponsored links. In May 2009 we entered into a platform test agreement with Aetrex, a global leader in senior footwear specializing in pedorthic and orthotics, to embed our technology into their product line to bring GPS shoes to the senior citizens market.  During September 2009, we entered into two separate platform test agreements with two new customers.  We anticipate that we will generate revenues from these and other current and pending customers during the next twelve months.  However, since inception in 2002, we have generated significant losses (as of September 30, 2009, we had an accumulated deficit of approximately $9,002,000), and we currently expect to incur continual losses until sometime in calendar year 2010.

During the remainder of the current fiscal year, we expect to invest approximately $50,000 to continue our research and development efforts to include all aspects of hardware, software and interface customization, and website development. In addition, during that time period we expect to expend approximately $50,000 to develop our sales, marketing and manufacturing programs associated with the commercialization and licensing of the GpVector™ technology and the commercialization of the LOCiMobile™ applications for GPS enabled handsets and CANS. We expect to fund these expenses and our general overhead requirements using cash on hand.

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

As noted above, based on budgeted expenditures, we believe that we will have sufficient liquidity to satisfy our cash requirements for the next twelve months. If our planned expenses increase, our existing financial resources could prove to be insufficient to satisfy our liquidity requirements during that timeframe, which will require us to raise additional external funds through the sale of additional equity or debt securities.  In any event, we expect that unless our sales increase significantly, we will need to raise additional funds in approximately 12 months to finance the costs of ongoing research and development and related expenses, as well as sales and marketing expenses. The sale of additional equity securities will result in additional dilution to our shareholders. Sale of debt securities could involve substantial operational and financial covenants that might inhibit our ability to follow our business plan. Additional financing may not be available in amounts or on terms acceptable to us or at all.  If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our financial conditions and operating results.

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

Recently Issued Accounting Standards

In March 2008, the FASB issued new disclosure requirements regarding derivative instruments and hedging activities. Entities must now provide enhanced disclosures on an interim and annual basis regarding how and why the entity uses derivatives; how derivatives and related hedged items are accounted for, and how derivatives and related hedged items affect the entity’s financial position, financial results and cash flow. Pursuant to the transition provisions, the Company adopted these new requirements on January 1, 2009. The adoption of this standard did not have a material effect on our consolidated financial statements.

In June 2008, the FASB issued new requirements which provide that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. –The guidance specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to this company's own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. The guidance is effective for fiscal years beginning after December 15, 2008. The adoption of this guidance did not have an impact on this company’s consolidated financial statements.

In May 2009, the FASB issued guidelines on subsequent event accounting which sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The adoption of this guidance did not have an impact on this company’s consolidated financial statements.

On July 1, 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”). The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. The Codification eliminates the previous US GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. However, rules and interpretive releases of the Securities Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The Codification was effective for interim and annual periods ending after September 15, 2009. The Company adopted the Codification for the quarter ending September 30, 2009.  There was no impact to the consolidated financial results as this change is disclosure-only in nature.

On January 1, 2009, the Company adopted the revised FASB guidance regarding business combinations which was required to be applied to business combinations on a prospective basis. The revised guidance requires that the acquisition method of accounting be applied to a broader set of business combinations, amends the definition of a business combination, provides a definition of a business, requires an acquirer to recognize an acquired business at its fair value at the acquisition date and requires the assets and liabilities assumed in a business combination to be measured and recognized at their fair values as of the acquisition date (with limited exceptions). There was no impact upon adoption and the effects of this guidance will depend on the nature and significance of business combinations occurring after the effective date.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended September 30, 2009, we issued 717,000 shares of common stock to various members of management, employees and consultants, at values ranging from $0.054 to $0.15 per share, as compensation for services rendered, the grant-date fair value of which was $50,450. An additional 100,000 shares of common stock were issued to a consultant whose services were not utilized and as such, the common stock was returned and cancelled during April 2009.  The foregoing shares were issued in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

GTX CORP

Date: November 3, 2009	By:	/s/ MURRAY WILLIAMS
Murray Williams,
Chief Financial Officer (Principal Financial Officer)

Date: November 3, 2009	By:	/s/ PATRICK BERTAGNA
Patrick Bertagna,
Chief Executive Officer