Form 10-K
period 2009-12-31
GTX CORP
filed 2010-03-31
CIK 1375793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-K
___________________
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter)  is not contained herein and, will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates as of June 30, 2009 was $3,434,568 based on the closing price of the registrant's common stock reported by the OTC Bulletin Board on that date.  The determination of affiliate status is not necessarily a conclusive determination for other purposes.
The outstanding number of shares of common stock as of March 30, 2010 was 40,480,699.
Documents incorporated by reference:  None

TABLE OF CONTENTS

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

Unless otherwise noted, the terms "GTX Corp", the "Company", "we", "us", and "our" refer to the ongoing business operations of GTX Corp (formerly known as Deeas Resources Inc.) and our wholly-owned subsidiaries, Global Trek Xploration, LOCiMOBILE, Inc., and Code Amber News Service, Inc.

Overview of the Business and Recent Developments

Organization.  GTX Corp was incorporated in the State of Nevada on April 7, 2006 under its former name “Deeas Resources Inc.”  On March 14, 2008, this company (Deeas Resources Inc.) acquired all of the outstanding capital stock of Global Trek Xploration, a California corporation (“GTX California”), in exchange for the issuance of 18,000,001 shares of GTX Corp common stock (the “Exchange Transaction”).  Shortly thereafter, we changed our name to GTX Corp.

Products.  GTX Corp provides various interrelated and complimentary products and services in the Personal Location Services marketplace. The Company develops and integrates two-way global positioning system (“GPS”) technologies that seamlessly integrate with consumer products and enterprise applications. We currently provide these personal location solutions through hardware devices, platform licensing and smart phone applications throughout the world.   As of March 28, 2010, our smart phone mobile applications (Apps) have been downloaded in 78 countries.  Our Personal Location Services also include the location of missing children through our Code Amber Alerts and location and identification products that we commenced marketing as part of the Amber Alert platform.  We believe that GTX Corp differentiates itself from other providers of personal location solutions because of its ability to integrate customizable form factors with dedicated functionality and personalized interfaces to offer consumers and businesses localized applications that harness the full spectrum of GPS enabled Personal Location Services.

We currently conduct our operations through three wholly-owned subsidiaries that operate in related sectors of the personal location-based market.  In general our subsidiaries consist of the following:

•
Our GTX California subsidiary offers a GPS and cellular location platform that enables subscribers to track in real time the whereabouts of people, pets or high valued assets through a miniaturized transceiver module, wireless connectivity gateway, middleware and viewing portal.  On March 18, 2010, GTX California entered into a four-year agreement with Aetrex Worldwide, Inc. (“Aetrex”) pursuant to which we granted Aetrex the right to embed our GPS tracking device into certain footwear products manufactured and sold by Aetrex.   Aetrex Worldwide, Inc. is a global leader in pedorthic footwear and foot orthotics.   Aetrex has certain exclusive and non-exclusive rights under this agreement.  In order to retain its exclusive rights, Aetrex must purchase 156,000 devices from us over the four-year term of the license agreement commencing with 6,000 GPS tracking devices in the first year, 25,000 devices during the second year, 50,000 during the third year, and 75,000 devices during the fourth year.  The end-users of the GPS enabled Aetrex shoes, predominately seniors afflicted with dementia, will also pay us a monthly service fee, a portion of which will be shared with Aetrex.

•
 Our LOCiMOBILE, Inc. subsidiary has developed, and launched applications for the iPhone, Android  and other GPS enabled handsets that permit authorized users to locate and track the movement of the holder of the handset.  As of March 28, 2010, our seven Apps, that run on three different platforms (iPhone, Blackberry and Google Android), have been downloaded a total of over 250,000 times in 78 countries. There are currently several new Apps in development, scheduled for release early in the second quarter of 2010.

•	Our Code Amber News Service, Inc. subsidiary is a U.S. and Canadian syndicator and content provider of all state Amber Alerts (public notifications of child abductions) and missing person alerts.

GTX California, our principal operating subsidiary, has developed and patented a personal location services platform consisting of miniaturized, assisted two-way GPS tracking and cellular location-transmitting technologies used in consumer products and commercial applications to locate and track persons or assets.  Our gpVector™ module, which consists of a miniature transceiver, antenna, circuitry and  battery, can be customized and integrated into numerous products whose location and movement can be monitored in real time over the Internet through our 24x7 location date center (“Location Data Center”) tracking portal or on a web enabled cellular telephone.  The GTX California business model is to license its technology platforms to branded partners who desire to deliver their own innovative tracking solutions to consumers or their customers in a wide variety of wearable and portable location devices.  The GTX California value proposition is its customizable and embedded approach to the market.  GTX California believes that its ability to customize its gpVector™ module to different form factors for the specific needs of its branded partners sets it apart from its competitors. Until the fourth quarter of 2008, GTX California was primarily engaged in the research and development of its technologies and products, securing an intellectual property portfolio, and building brand and category awareness.  In September 2008, GTX California delivered its first commercial product, the “gpVector™ Powered Athlete Tracking Systems,” to a licensee.  This first generation device was an ergonomic shockproof and water resistant device designed to be worn by athletes so that their location and progress can be tracked by spectators and coaches during competitive endurance events such as running, biking and swimming.  It also was designed to give the athletes the ability to review and analyze their performance to enhance training.

LOCiMOBILE, Inc. has developed and owns LOCiMobile® (“LOCiMobile®”), a suite of mobile tracking applications that turn the latest iPhone®, Blackberry and Google Android and other GPS enabled handsets into a tracking device which can then be viewed through our Location Data Center tracking portal and on internet capable smart phones.  Our LOCiMobile® applications were first released in the U.S. in the 2nd half of 2009 for use with the Apple iPhone®.  In September 2009, we released an international version of this iPhone® application and by the end of fiscal year 2009, we had released four Apps internationally that could be used on the iPhone® and Google Android® handsets.  We currently have released seven Apps on three different platforms (iPhone, Blackberry and Google Android) that have been downloaded over 250,000 times in 78 countries as of March 28, 2010.  We are currently developing several additional LOCiMobile® Apps for this market.

Code Amber News Service, Inc. (“CANS”) was formed in February 2009 after we acquired the assets of Code Amber, LLC, a U.S. and Canadian syndicator of all state Amber Alerts (public notifications of child abductions), and the provider of website tickers and news feeds to merchants, internet service providers, affiliate partners, corporate sponsors and local, state and federal agencies.  CANS is using the high visibility of Amber Alerts and missing person alerts to raise category awareness of our personal location products and services.  In addition, we generate revenues from the sale of its content and from sponsorships.

GTX Corp has recognized Latin America as a growing and strategically important market.  We have now engaged this market through partnerships and have hired bilingual sales and technical support staff.  In addition, to make our products accessible in these new markets, we have localized our software in Spanish.  GTX Corp has also commenced selling personal location solutions in Mexico, Brazil, Colombia, Peru, Chile, Venezuela and Guatemala, through hardware devices, platform licensing and smart phone Apps. We expect to see material growth in these territories in 2010 as we increase marketing efforts, bring on additional customers and continue to educate new customers on our technology and its benefits including peace of mind (knowing where someone or something of high value is in real time through any internet accessible device).

Financial.  We only released our first generation gpVector™ module at the end of 2008, and did not release any LOCiMobile® Apps until the second half of 2009.  Accordingly, revenues from these two subsidiaries, which are expected to be our largest revenue generating businesses, have not been sufficient to fund our operating and other expenses.  In order to provide us with the funds necessary, from time to time, to cover our operating expenses, on November 16, 2009, we entered into an Investment Agreement ("Investment Agreement") with Dutchess Equity Fund, L.P. (now known as Dutchess Opportunity Fund, II, LP).  Under that Investment Agreement, we have the right to put (sell) to Dutchess up to $10,000,000 of our common stock over the course of thirty-six months (this facility is herein referred to as the "Equity Line").  The aggregate maximum number of shares that we are entitled to sell to Dutchess during the three year terms of the Investment agreement is 12,000,000.   Certain of the terms of the Investment Agreement were amended on March 11, 2010.

Under the Equity Line as currently in effect, we may draw on the facility from time to time at our option over a three year period by selling to Dutchess either (a) 200% of the average daily volume (U.S. market only) of the common stock for the three (3) trading days prior to the date of delivery of the applicable put notice, multiplied by the average of the closing prices for such trading days, or (b) any other specified amount, up to $500,000.  The purchase price that Dutchess will pay us for the shares that we put (sell) to Dutchess is equal to 94% of the lowest daily volume weighted average price (VWAP) of our common stock during the five consecutive trading day period beginning on the trading day immediately following the date of delivery of the applicable put notice.  Our ability to put shares to Dutchess is dependent upon our compliance with certain covenants and a limit that we may not sell to Dutchess any additional shares if Dutchess’ total number of shares beneficially held at that time would exceed 4.99% of our then outstanding number of shares, as determined in accordance with Rule 13d-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We have registered the shares that we may sell to Dutchess with the SEC.  We are not permitted to draw on the facility unless a registration statement that covers the resale by Dutchess of the shares is then effective.

General.  We maintain an Internet website at http://www.gtxcorp.com. Our annual reports, quarterly reports, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and other information related to this company, are available, free of charge, on our website as soon as we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission. The Company’s Internet website and the information contained therein, or connected thereto, are not and are not intended to be incorporated into this Annual Report on Form 10-K.

GTX CALIFORNIA BUSINESS

GTX California was incorporated in California on September 10, 2002.  From its inception in 2002 until the third quarter of 2008, its business was predominantly focused on research and development, creating intellectual property, securing strategic relationships and partnerships, and building category and brand awareness.  Through December 31, 2008, GTX California had spent approximately $1.088 million on its research and development activities.  GTX California has transitioned from a research and development stage company to a marketing and customer driven operating company.  GTX California developed its business as follows:

•	In 2002, GTX California conducted technical feasibility studies and analyzed market data, filed patents and began developing its customizable imbedded technology business model.

•	In 2004, GTX California built its first prototypes and began developing partnerships with wireless carriers, contract manufactures and topology partners in order to build out its proof of concepts.

•
In 2006 and 2007, GTX California developed pre-production personal location devices, completed the proof of concept website development (i.e., mapping interfaces and back office support), and obtained Federal Communication Commission (“FCC”), Industry Canada (“IC”), and Conformite Europeenne (“CE”) approvals.

•	In September 2007, GTX California entered into its first license agreement and in September 2008, GTX California delivered its first commercial order of gpVector™ modules.

•
In 2008/2009 GTX California began rolling out additional product lines, for both the business-to-business and the business-to-consumer markets.  Also, in 2009 we began the international sale of GPS devices and evaluation kits, we entered into a number of platform test agreements, and we expanded our intellectual property portfolio with the addition of four new approved patents and several additional trademarks.

GTX California has developed and owns a comprehensive, end-to-end two-way GPS location system.  Unlike a one-way GPS location system (such as the standard automobile GPS systems) that informs the user of the users location, a 2-way GPS location system allows other parties to locate and track the whereabouts of the user.   The tested and proven GPS location system enables subscribers to obtain accurate, real-time location information of persons or property through the Internet or over any web enabled phone, 24 hours-a-day, seven days a week.

GTX California’s first hardware product, a GPS locator embedded module that the Company calls “gpVector™,” combines the power of assisted GPS and digital personal communications service (“PCS”) technologies. This miniature gpVector™ module can embed within lightweight enclosures, such as shoes worn by athletes, collars worn by pets, or containers carrying items whose whereabouts is critical (such as live organ transportation containers).

GTX California can provide real-time location and tracking information to customers using its gpVector™ module for both routine and emergency situations through GTX California's 24x7 location data center (“Location Data Center”) and Internet infrastructures. Following the purchase of a module and the activation of the service, a subscriber can determine the locations of any person or product that carries the locator module by accessing the Internet either by computer or by a web-enabled cellular telephone.

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

GTX California’s objective is to be a leading provider of wireless location services through the convergence of state-of-the-art enhanced global positioning, wireless communications and other technologies that empower people and businesses with the ability to locate loved-ones or property whenever and wherever they choose.  GTX California’s multi-pronged strategy is to penetrate our target markets by offering exclusive licenses of our technology to qualified re-sellers of products to consumers or businesses.  Potential target markets include:

•	Parents of young children (primarily 4 to 12 years of age) who desire to know the whereabouts of their children;

•	Families with members who have Alzheimer’s disease and developmentally challenged adults;

•	Elder Care support and applications;

•	Pet care and location capability;

•	Field workers, first responders and law enforcement;

•	Asset tracking and location capability of cars, trucks, fleet management, luggage, and other assets; and

•	Competitive non-motorized athletes.

GTX California also intends to offer its Location Data Center services to non-GTX California products and hardware systems (i.e. handsets, personal electronics) of major electronics manufacturers as such third-party products and systems become available through the offer and sale of exclusive licenses to either geographical regions or product categories.

Products—Hardware; Location Data Center

GTX California’s location based products consist of (i) certain hardware and (ii) a suite of subscription-based internet data-monitoring software and services (its tracking portal).  Our hardware products include patented, interchangeable GPS satellite tracking and location reporting modules (which we have named our “gpVector™ module”) that can be embedded into wearable consumer items (such as footwear, clothes, backpacks, life preservers) or can be integrated into other portable carriers.  For example, our module can be embedded into the sole of a shoe to track and report the location of the wearer of the shoe.  In addition, we also offer a wearable caddy that houses a miniaturized, ruggedized, portable GPS tracking device enclosed in a buoyant, waterproof, shockproof, clip-on housing. The module can be affixed to, or embedded in other products and items that need to be located, such as trucks, automobiles, delivery vehicles, and high value parcels.

GTX California’s data tracking portal consists of its proprietary Location Data Center that provides a complete array of back-end services to subscribers. Upon purchase of a product that contains our gpVector™ module from a licensee and the subscription by the purchaser of a service plan and activation of service, the subscriber/purchaser can establish his own personal pass code and configure his account services.  A subscriber can have more than one product included on his account, and can set up individual profiles for each product.

The subscriber initiates requests for information on his gpVector™ module's location through the Internet via the GTX California licensee’s web site. The Location Data Center automatically contacts the module via the local cellular communications infrastructure, requesting the module's location. The embedded module utilizes GSM/GPRS technology and transmits its location data on a GSM network. The GTX California locator utilizes quad-band GSM technology.

The module’s GPS electronics, utilizing advanced "weak signal server-enhanced" technology, provides rapid location identification. With this technology, the most current satellite data (“Ephemeris data”) is delivered to the module during the request for location. This greatly enhances GPS performance in less-than-ideal circumstances (i.e. urban canyons, deep building interiors, tunnels and other difficult areas), enabling the product to get a location from GPS satellites ten times faster than with standard GPS (10 seconds versus 100 seconds). The cellular tower information is also used to augment the location information provided.

Having determined its location, the module then communicates the location information to the Location Data Center. The location information is then passed to the subscriber via the Internet (with a map and closest street address). In most cases, the entire process takes less than 30 seconds. A copy of the event is stored in the customer's files. The Location Data Centers use GTX California’s proprietary application-specific interface "thin-client" software (patent pending) equipment that is connected to existing telephone and Internet infrastructures.

The accuracy of the location information provided by GTX California’s products is within 37 feet in optimum conditions, which is significantly better than that required by the FCC (150 feet).

In addition to these basic location reporting capabilities, our gpVector™ modules and location tracking services also offers several additional features and capabilities to our subscribers, including:

Bread-crumbing. The subscriber is able to get a report on a series of location events through “bread-crumbing”. With this feature, the user can see the location history mapping the route of the user with the exact location of the user noted at various times based on whatever reporting interval is selected (30-seconds, 1 minute, etc.). Parents may want to use this feature to confirm the whereabouts of their child if he or she is in the care of a guardian and has several appointments throughout the day. To utilize this feature, the subscriber predetermines the number of locations he or she wishes to track, as well as the desired time interval between locations (i.e. identify a total of 12 locations, once every 15 minutes). Once all locations are identified, a report will be automatically issued. The subscriber can then request a mapping of the desired locations.

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

Multiple Applications

GTX California’s planned GPS Personal Locator licenses are targeted to address multiple major markets, including tracking or locating children, adults with Alzheimer’s disease, automotive/commercial/payloads, pets, institutional living, life science assets, and athletics.

Children. Due to the emotional nature of the benefit GTX California is offering, we view this segment as having immediate market potential.  The GPS Personal Locator license for children will target prospective licensees currently marketing their existing products to dual-income and single parents of 4-12 year old children. At the lower end of this age range, children are starting to gain more independence from their parents and are more likely to be "out of the parent's sight" for a variety of reasons (such as day care, school, playing with friends, and field trips). We believe that both parent and child interest in the product would level off after age 12, when a child's range of freedom and desire for privacy increases dramatically. The service is positioned as "complementary" to parent supervision, not a replacement for it.

Adults. We believe the demographic segments offering the greatest opportunities are Alzheimer's patients, seniors (65+ years of age), and active adults and teens. A primary application is for "active adults": those who participate in recreational activities (such as jogging, hiking and camping) that could put them at risk of getting lost, being injured or becoming a victim to a violent crime. Other potential users include working women, teens, couples, Alzheimer's patients and developmentally challenged adults. For example, GTX Corp has released its first product, the gpVector™ Powered Athlete Tracking Systems, a device worn by athletes or hikers to track their locations.  We believe these people would be very interested in using the location service during an emergency situation, as a combination location service/notification to law enforcement when a crime is in process where a subscriber is the victim, and simply as a means of communicating one's location to a friend or a loved-one.

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

Pet Owners.  This market segment would utilize GTX California’s technology to locate pets that have run away, been stolen or become lost. The pet collar device can be attached to a collar or by similar means and will utilize the same location (GPS) and communication (cellular) technologies as the GPS Personal Locator; however, since it will not need many of the added features (such as watch display, paging, and wearer-triggered alarm), we anticipate that GTX California will be able to produce it at a lower unit cost.

Institutional Living.  Current technologies used to monitor individuals with movement-restrictions often do not meet the needs of law enforcement officials. For example, house arrest systems that utilize an "RF tether" to monitor an individual's presence in his or her home will alert officials if the person leaves the house, but will not provide information on where the person has gone. We believe the increase in overcrowding in jails and prisons provides a further incentive to utilize location and tracking products.

Life Science, Medical and Pharmaceutical Transportation.   The amount of important and/or time sensitive medical, life science and pharmaceutical products being transported appears to be on the rise, increasing the need to connect globally outsourced service providers with medical and clinical research facilities.  We believe that there is an increasing desire to be able to track these important medical, life science and pharmaceutical products.

Strategic Relationships and Licensing Arrangements

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

On March 18, 2010, GTX California entered into a license agreement with Aetrex Worldwide, Inc. under which we granted Aetrex the right to embed our GPS tracking device into certain footwear products manufactured and sold by Aetrex (the “License Agreement”).  Aetrex is as a global leader in pedorthic footwear and foot orthotics, and the new product to be introduced is intended to monitor the locations of “wandering” seniors afflicted with dementia by embedding our patented location technology in Aetrex footwear.

Under the License Agreement, we granted Aetrex certain exclusive and non-exclusive rights to (i) embed our portable GPS tracking system device into footwear, and (ii) manufacture, sell and distribute in the “Territory” certain footwear containing the GPS tracking system device.  Aetrex was granted (a) the exclusive rights to embed our GPS tracking devices into all adult (male and female) footwear and into insoles, and (b) the non-exclusive rights to embed the tracking devices into athletic footwear and military footwear.  The “Territory” consists of the following:  Aetrex has the exclusive rights to North America (USA, Canada, Mexico), the Middle East (Turkey, Qatar, Saudi Arabia, UAE, Iraq, Israel, Jordan, Cyprus, and Egypt), the European Union, Australia, New Zealand, Japan, and Greece, and the non-exclusive rights to all other countries.  To the extent that Aetrex is required to possess a license to any of our patent rights and know-how that are included in the GPS tracking devices for the purpose of commercializing Aetrex’s footwear products, we also granted Aetrex a license to our patent rights and know-how for this limited purpose.

The rights granted to Aetrex under the License Agreement will remain in effect for four years, commencing on the date that we ship the first GPS tracking device to Aetrex for use in Aetrex’s footwear.  Aetrex has agreed to purchase a substantial number of GPS tracking devices from GTX California for use with certain of its footwear products.  In order to retain its exclusive rights, Aetrex has agreed to purchase 6,000 GPS tracking devices from us during the first year of the four-year period, 25,000 devices during the second year, 50,000 during the third year, and 75,000 devices during the fourth year.  The agreement will automatically renew for an additional year if Aetrex’s annual purchase of the number of the GPS tracking devices in the preceding year was at least one hundred and fifteen percent (115%) of the prior year’s minimum purchase requirement.

In order to activate the tracking features of the Aetrex shoes, the user of the shoes will have to purchase a monthly cellular connection plan from GTX California.  The Company will be responsible for the cellular/GPS activation, for arranging and providing cellular connection services and for collecting the monthly fees.  We will receive and retain the recurring monthly cellular fees received from users of the Aetrex embed tracking footwear, although we have agreed to remit a varying portion of those monthly fees to Aetrex.   GTX California will also be solely responsible for the manufacture, production and supply/sale to Aetrex of the licensed GPS tracking devices, and for repairs, replacements, after-service, and warranties pursuant to its product and services warranties.

In September 2007, GTX California entered into an exclusive license with My Athlete LLC pursuant to which GTX California granted My Athlete LLC a five-year exclusive world-wide license to make, use and sell products that incorporate GTX California’s products and technologies.  The target market in which My Athlete can sell those products is limited to non-motorized athletic activity and sports.  GTX California designed, developed and manufactured a module (incorporating our gpVector™ module) for My Athlete that is being sold under My Athlete’s name.  GTX California received revenues under this license agreement for (i) designing the product, (ii) selling the completed units to MyAthlete, and (iii) providing the cellular connection for each unit. We charged MyAthlete a set monthly fee per device for providing the cellular connection and tracking services.  In September 2009, MyAthlete lost the exclusive rights under the license because it failed to meet the required minimum device purchase and activation requirements under the exclusive license agreement.

We have recently entered into four platform test agreements for the release of consumer and enterprise products using our GPS tracking technology.  Pursuant to each of these agreements, GTX California and our potential licensee have agreed to jointly complete the development and testing of one or more products and our middleware and viewing portal that will, upon the successful completion of the testing, be licensed to the licensee for commercialization within a defined territory and/or product category. Assuming that the development and testing of these products is successful, we could receive additional licensing fees and other revenues under these agreements in 2010.  The four recent agreements consist of the following:

•
In May 2009, we entered into a platform test agreement with Aetrex Worldwide, Inc., a global leader in pedorthic footwear and foot orthotics, under which the companies agreed to collaborate on the development and mechanical engineering of GTX Corp’s patented PLS two-way transceivers and software systems to monitor the locations of “wandering” seniors afflicted with dementia by embedding its technology in Aetrex footwear. We successfully completed the testing in March 2010 and entered into the License Agreement with Aetrex Worldwide, Inc. under which we granted Aetrex the right to embed our GPS tracking device into certain footwear products manufactured and sold by Aetrex, and offer our middleware platform and viewing portal for Aetrex to deliver a complete end-to-end tracking and monitoring solution to the customers purchasing the GPS enabled shoes.

•
In September 2009, we entered into a binding exclusive platform test agreement with Kalika Group, one of Nepal’s largest and most respected business conglomerates for the deployment of this company’s proprietary GPS technologies and product line into Nepal, India, Pakistan, Bangladesh, Sri Lanka, Maldives and Bhutan – a marketplace comprising of an emerging, dynamic economy with a combined population of over 1.5 billion. Kalika is currently testing 3 products; the miniaturized micro LOCi, the GTX AVL and the Mini MT on the GTX platform and viewing portal. Upon the satisfactory completion of the platform test, we expect Kalika Group to commercially deploy our platform and begin selling multiple devices within their respective markets.

•
In October 2009, GTX California entered into an exclusive product test agreement with Midnite Air Corp D/B/A MNX to develop an industry first, proprietary GPS enabled transport container.  MNX is a worldwide provider of specialty critical and security sensitive global transportation and logistics services. MNX has successfully concluded various tests throughout the globe including Great Britain, Australia and China. Upon the final completion of the platform test, we expected to grant MNX a license to use our location tracking devices in this market throughout the world.

•
In February 2010, we entered into a platform test agreement with MapMyFitness, Inc. to develop, engineer and test our two-way transceivers and software systems for monitoring the location of non-motorized competitive athletes. Upon the satisfactory completion of the platform test, we expected to grant MapMyFitness, Inc. a license to offer and sell our location tracking devices to this market throughout North America.

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

U.S. Patent Holdings
1.	U.S. Patent No. 6,788,200 title: “Footwear With GPS,” filed October 21, 2002, issued September 7, 2004, expires approximately October 21, 2022.

2.	U.S. Patent No. 7,474,206 title: “Footwear With Embedded Tracking Device And Method Of Manufacture,” filed February 6, 2006, issued January 9, 2009, expires approximately July 23, 2027.

3.	U.S. Patent No. RE40,879 title: “Footwear With GPS,” filed July 27, 2006, reissued August 25, 2009, expires approximately October 21, 2022

4.	U.S. Patent No. RE41,087 title: “Footwear With GPS,” filed September 6, 2006,reissued August 25, 2009, expires approximately October 21, 2022

5.	U.S. Patent No. RE41,102 title: “Footwear With GPS,” filed September 7, 2006, reissued February 9, 2010, expires approximately October 21, 2022

6.	U.S. Patent No. RE41,122 title: “Footwear With GPS,” filed August 17, 2006, reissued February 16, 2010, expires approximately October 21, 2022

7.	U.S. Patent No. D595,484 title: “Footwear With Antenna,” filed February 7, 2008, issued July 7, 2009, expires approximately July 7, 2023

8.	U.S. Patent No. D599,102 title: “Footwear Sole With Antenna,” filed February 7, 2008, issued September 1, 2009, expires approximately September 1, 2023

9.	U.S. Patent Application, Serial No. 11/517,603 title: “Footwear With GPS,” re-filed September 7, 2006.

10.	U.S. Patent Application, Serial No. 11/506,175 title: “Footwear With GPS,” re-filed August 17, 2006.

11.	U.S. Patent Application, Serial No. 11/516,805 title: “Footwear With GPS,” re-filed September 6, 2006

12.	U.S. Patent Application, Serial No.11/402,195 title: “Buoyant Tracking Device And Method Of Manufacture,” filed April 11, 2006.

13.	U.S. Patent Application, Serial No.12/319,307 title: “Footwear With Embedded Tracking Device and Method Of Manufacture,” filed January 6, 2009.

14.	U.S. Patent Application, Serial No. 12/012,088 title: “System And Method For Monitoring The Location Of A Tracking Device,” filed January 31, 2008.

15.	U.S. Patent Application, (Serial No. is CONFIDENTIAL – Not Published by the USPTO) title: “System And Method For Processing Location Data,” filed February 11, 2009.

16.	U.S. Patent Application, (Serial No. is CONFIDENTIAL – Not Published by the USPTO) title: “System And Method For Communication with a Tracking Device,” filed February 9, 2009.

17.	U.S. Patent Application, (Serial No. is CONFIDENTIAL – Not Published by the USPTO) title: “Tracking System With Separated Tracking Device,” filed August 8, 2008.

Foreign Patent Holdings

1.	International Patent Application WO 2007/0120586 title: “Buoyant Tracking Device And Method Of Manufacture,” filed April 11, 2006. Has not been moved to National Stage at this time.

2.	International Patent Application WO 2007/0092381 title: “Footwear With Embedded Tracking Device and Method of Manufacture,” filed February 6, 2007.

3.	International Patent Application WO 2008/0094685 title: “System And Method For Monitoring The Location Of A Tracking Device,” filed January 31, 2008.

4.	Canadian Patent Application, Serial No. 2,641,469 title: “Footwear With Embedded Tracking Device and Method of Manufacture,” filed August 5, 2008.

5.	Mexican Patent Application, Serial No. MX/A/2008/010160 title: “Footwear With Embedded Tracking Device and Method of Manufacture,” filed August 6, 2008.

6.	International Patent Application WO 2008/0094685 title: “System And Method For Monitoring The Location Of A Tracking Device,” filed January 31, 2008. Has not been moved to National Stage at this time.

7.	International Patent Application PCT/US2009/004530 title: “Tracking System with Separated Tracking Device,” filed August 7, 2009.

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

The Industry

After several years of fitful industry interest, location-based services are once again central to the wireless industry.  Technological challenges have been resolved with 2.5G and 3G network speeds now consistent with higher-speed coverage that is widely available.  In our ever-mobile society, it helps to know where we are and where we are going.   Many parents desire to have the ability to know where their children are and where they are going.  Having such information is now possible with access to real-time information delivered on-demand through locator systems and technologies such as ours.

Since 2002, IDC research has consistently shown very high levels of consumer interest in other location based services – especially in family/friend locator devices.  Access, controlled by the parent and permission-based among other adults, gives the parents the means to stay connected to their children as well as the opportunity to use the geofencing technology to control access to particular areas.  We believe that the results of this study indicate that there is significant opportunity for GPS manufacturers and marketers throughout multiple industries.

Target Markets and Marketing Strategy

We believe that the primary target market for GTX California’s products and systems consists of prospective licensees who currently sell related products or technology services to numerous markets including home security, child safety, medical and elder care providers, campers, hikers, backpackers, adventure seekers, extreme sports enthusiasts, freight and cargo carriers, delivery services, pet owners, vehicle finance companies, auto dealerships, law enforcement agencies, military organizations and individuals wishing to track valuable items.  In order to address these target markets, our marketing initiatives include:

•	Establishing licensing relationships with key industry partners;

•	Utilizing public relations outreach in special interest magazines and newsletters;

•	Affinity group marketing and outreach;

•	“White label” affiliates which will target niche markets such as court controlled parolees; and

•	Establishing licensing relationships with large partners who sell every-day consumer goods like shoes, helmets, bicycles, etc.

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

Competitors for our gpVector™ product, and often also for our LOCiMobile® system, include Location Based Technologies, Inc, Zoombak, Inc., Google Latitude, Foursquare, Loopt, Trimble Navigation, Inc. and SOS Gps, Inc.  Our competitors may be better financed, or have greater marketing and scientific resources than we can provide.  We are also aware of a number of foreign competitors that offer personal location tracking products similar to ours, which may impact our ability to expand our products abroad.

In related markets, GPS devices have become widely used for automotive and marine applications where line-of-sight to GPS satellites is not a significant issue.  Manufacturers such as Garmin, Navman, Magellan, TomTom, Pharos, NovAtel and DeLorne are finding a market interested in using these products for both business and leisure purposes.  Location devices are gaining significant market acceptance and commercialization in part due to the use of GPS technology in devices such as chart plotters, fitness and training devices, fish finders, laptop computers, PDAs, etc.,.  Prices range from less than $100 to over a thousand dollars for such items.  We expect that increasing consumer demand in these markets will drive additional applications and lower price points.

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

Research and Development

GTX California shifted from a research and development mode in the third quarter of 2008 with the completion of the locator device accomplished in September 2008.  Prototype testing was successfully completed and the first shipment of products was made to our customer in September 2008.  Additionally, GTX California is working with several other entities that are conducting research on key areas to improve the device (including expanded antennae capability, battery capacity, and enhanced location reliability and accuracy).  We anticipate GTX California will continue its ongoing involvement with such improvement activities for the foreseeable future.

Manufacturing and Materials Procurement

Our goal is to acquire high quality, highly reliable components and subassemblies manufactured by other specialized manufacturers and to integrate those components with our technologies to produce our gpVector™  products.  Accordingly, our PC boards are manufactured for us in China  and the US.  Once the control boards arrive at our Los Angeles facilities, our personnel perform a visual inspection and then assemble the components with our proprietary configuration of the GTX firmware. The assembled module is then tested by GTX personnel and subsequently staged for final assembly. Final assembly and final QC testing is performed by GTX personnel in Los Angeles, California.

Although we currently source each of the foregoing components from a single source, we have qualified second sources for these parts.  Also, our principal suppliers are large, established manufacturers.   Accordingly, to date we have not experienced any significant shortages or material delays in obtaining any of our components or subassemblies.

Other Location Products

In addition to marketing our own proprietary products, we also market and sell the “gpVector miniMT”, the GTX AVL , the Triton and the “gpVector2 micro LOCi”, tracking devices that are manufactured by a third party.  The gpVector miniMT is a compact, fully certified quad-band integrated device that provides complete GSM/GPRS functionality for mobile tracking applications.  The gpVector2 micro LOCi a more compact, fully certified quad-band integrated device that provides complete GSM/GPRS functionality for mobile tracking applications.  The GTX AVL is a low cost vehicle tracking device and the Triton is a very robust highly specific shipping container monitoring and tracking device. These products are sold under our GTX brand, and they can be branded with other companies’ names.  All these devices operate through, and use our middleware platform and viewing portal.  These devices can be sold individually or as a complete solution including platform and wireless connectivity providing us with product sales revenues and subsequent recurring monthly service revenues.

LOCiMobile® BUSINESS

LOCiMobile® is a suite of mobile tracking applications that turn the latest iPhone® and other GPS enabled handsets into tracking devices and mobile social networking solutions capable of being rendered on other handsets or our Location Data Center tracking portal.  LOCiMobile® can be deployed both business to business, through a private label interface and as a direct to consumer offering.  Selling mobile tracking applications for use on mobile handsets (“Apps”) allows us to enter into new markets supported by the growing number of worldwide GPS handsets and tap into these markets without the traditional capital requirements and long lead times associated with building hardware. Our mobile strategy complements our overall location based product offering by allowing us to leverage the rapid penetration and adoption of smartphones, including the use of their data plans and distribution capabilities (such as the Apple App Store, Blackberry App Store and the Android Marketplace), with our existing platform architecture. Our middleware is now a complete offering able to support applications on handsets along with hardware we make or buy for those specialized vertical markets.

Our first release under the LOCiMobile® (the LOCiMe App) was introduced in April 2009 and enhanced in June and August of 2009.  This two-way location product is currently distributed through the Apple Application Store.  The LOCiMe software allows users to view their elevation, latitude and longitude, and allows others to view them on either our tracking portal, or on iPhones® and on other smart phones.

In July 2009, we also launched our new iLOCi2™ iPhone App and in September 2009 we launched the International Version 1.2 — initially in French and Spanish.   The iLOCi2™ has been localized for the French market where Apple has sold one million iPhones and in Spanish for distribution in Europe and South American markets.  We currently intend to expand this product’s platform to support other mobile operating systems, such as the Android® and BlackBerry® system.

In December 2009, we launched our “GPS Tracking” App which is currently available on both the Apple iPhone and the Google Android operating systems.  As a result, our Apps are now available on the Apple iPhone and the entire Android platform of 30 phone partners including Motorola's Droid along with Sprint and T-Mobile smartphones.  GPS Tracking is our most feature-rich App in the LOCiMobile® suite – making it even easier to locate and connect with others at the push of a button with complete privacy.  GPS Tracking is a useful App for anyone on the go simply letting you notify others in your contact list where you are, or ask where they are, by pushing one button and the App allows you to send and receive text messages with the location notifications.  The location notifications arrive with turn-by-turn directions from exactly where the recipient is.  The App is also integrated with Facebook and Twitter allowing you to post your location directly to your Facebook wall.  Our Apps are faster and safer than texting and more accurate than phone calls, because you get to see a push pin showing exactly where someone is on a Google map with turn-by-turn directions.   Since December 2009 through March 28, 2010, more than 250,000 LOCiMobile® applications have been downloaded in 78 countries with two of our current seven apps ranking in the Apple iTunes top 25 social networking category; with one of the Apps hitting number 6 in the Apple iTunes top 25 social networking category.  Currently, approximately 3,000 LOCiMobile® Apps are being downloaded daily, of which 10% are paid Apps and 90% are free Apps.  Revenue from the free Apps is derived from advertising and sponsorships. In March 2010 we have over 2.5 million impressions on our free Apps, up from 1.25 million the month before. Advertising revenues are expected to surpass the revenues from the paid versions. With an extensive product roadmap and two new Apps scheduled for release in the second quarter of 2010, the LOCiMobile® suite of Apps are expected to continue penetrating more countries and increase downloads as the product lines expands and become available on additional handset platforms. The number of GPS-enabled mobile phones expected to be shipped in 2010 is 376 million, or about 28 percent of the total handset market; and the number is expected to rise to 33 percent in 2011.

In 2009, people worldwide spent $4.2 billion to download more than 2.5 billion apps for smart phones, according to a study by research firm Gartner Inc. By 2013, those numbers are projected to grow to $29.5 billion and 21.6 billion downloads according to Gartner Inc.. LOCiMobile® is focusing its development on off-deck location based service application activations.  We believe that our LOCiMobile® product offering will benefit from these dynamic global market conditions that are currently driving growth in the smart phone and LBS application downloads.  The surging popularity enjoyed by affordable off-deck location based service applications is creating new momentum, a more open environment, and increased competition in a location industry that has long been dominated by carriers offering expensive subscription-based on-deck services.  By creating an indispensable and perhaps transparent location-based social networking (LBSN) product line LOCiMobile® is positioned, via product extension, to participate in this value creation landscape.

The LOCiMobile® Apps can be downloaded to the user’s smart phone from the company’s www.locimobile.com website, the Apple iTunes online store, the Android Marketplace and soon will be available on the RIM platform for Blackberry

Part of the future evolution of the LOCiMobile® future products development may include the implementation of Cloud Architecture, which is a style of computing in which dynamically scalable and often virtualized resources are provided as a service over the Internet. This type of architecture will allow our subscribers to take location data and augment that data with other pertinent information providing a content rich solution.  This will not only enhance the user experience but also create value to the viewers and subscribers. Knowing the whereabouts of a loved one, friend or co -worker has value, but knowing particulars about those whereabouts and if there are any other friends or loved ones in the area, or if there are any potential dangers in the area, increases the value of the information. For example, knowing the location of a child and then augmenting that information with the known whereabouts of registered sex offenders increases the value of the information and ultimately empowers the user.  More and more people use their smart phones to text, e-mail, search the Internet or listen to music.  Because these devices are becoming smarter, growing in use and numbers and are proliferating worldwide, they create the perfect long term environment for developing geo spatial, dynamic in real time solutions that interact not only with each other but with other widely adopted platforms and data bases.  This in turn will create value when intersecting information with location and proximity. Seamlessly adding location and proximity to a common exchange of text messaging significantly change the dynamics of text messaging.

CODE AMBER NEWS SERVICE, INC.

Our Code Amber News Service, Inc. (“CANS”) subsidiary is a member of ONA-Online News Association, the leading U.S. and Canadian syndicator of online Amber Alerts and the primary content provider for non amber alert missing persons.  An Amber Alert is a public notification of a child abduction.  On December 5, 2008, we acquired the assets of Code Amber, LLC, which assets are now held and used by CANS.  To date CANS has reached an audience of 1.9 billion through its website tickers and point of display feeds presented by other media outlets, retail merchants, internet service providers, corporate sponsors, affiliate partners, federal, state and local agencies and concerned citizens.  The size of the potential audience for Amber Alerts was recently significantly increased with the launch during 2009 of Code Mobile alerts that are now available on iPhone, Blackberry and Google smart phones.  CANS is designed to support law enforcement efforts in the recovery of missing persons across the United States and Canada by directly distributing missing people notifications to millions of subscribers and viewers. CANS maintains a website at www.codeamber.com and www.codeamberalertag.com

Currently CANS serves the Code Amber ticker to over 450,000 websites and desktops, which includes hundreds of law enforcement agencies, members of Congress and a list of corporate sponsors. In addition to the pre-packaged consumer ticker, Code Amber provides a commercial news feed to many media outlets and hundreds of additional corporate and private news and information distribution services. Code Amber has cultivated relationships with organizations such as CBS, NBC, ABC, MSNBC, CNN, Google, O’Reilly and Facebook, as well as many smaller broadcasters, all of which receive information about missing persons from CANS.  Enterprises such as Walgreens display CANS alerts on over 3,000 changeable message signs. Perftech, provides alerts to over 350,000 customers of participating internet service providers in Illinois, Ohio, Michigan and Indiana.

The monthly reach of the CANS news stream through its wide and diverse network reaches an audience of over 21,000,000 and increases to an even higher level during an alert state.  We increased the scope of viewers with the addition of new affiliates; WildFireWeb and Neighborhoodlink.com.   WildFireWeb offers WebSchoolPro free websites to all 130,000 public and private K-12 schools nationwide.  Neighborhoodlink.com connects Code Amber to 37,000 more neighborhoods in 2,000 cities across the country generating an additional two million page views to our alerts.

We acquired and intend to operate the Amber Alert business (i) to raise awareness of our company’s other technologies for locating persons, and (ii) to create a new source of revenues.  We believe that the strong media presence of Amber Alerts gives us a platform to communicate with a large audience having specific interest in our core business of personal location solutions.  Persons who access the Amber Alert announcements and information have an interest in locating and knowing the whereabouts of important persons (children).  Since the location products offered by our other two subsidiaries (i.e. our gpVector™  and LOCiMobile® products) can be used by parents to monitor the whereabouts of their children, we believe that the Amber Alert platform gives us an opportunity to introduce our products to users of the Amber Alert system. In addition, the operations of CANS supplement the GTX brand as a company that provides technology for monitoring and assisting in the recovery of missing persons.   We also have structured the operations to become a new revenue source.  We intend to generate future revenues from sales of information distributed by CANS and by revenues from sponsors/advertisers who want to address the target audiences that view the CANS information.

Our expansion plans for CANS intersects with our mobile platform strategy.  With the introduction of LOCiMobile® products for use with the iPhone and Android phones, we can now offer CANS Mobile on the iPhone, Blackberry and Google web enabled cell phones, thereby significantly increasing our footprint and audience.  This new mobile capability will help expand CANS into a dynamic, real time, intelligent, geo-location aware, altruistic disseminator of vital information.  Leveraging our relationships and two-way GPS technology, we plan to introduce our patent pending data augmentation platform that will cross reference data located at sites such as Facebook, MySpace, Code Amber Alertag etc., allowing CANS to distribute in real time, including photos, pertinent geo specific information to web enabled phones.  A subscriber is now able to view on their phone all relevant data and a picture of a missing person that was last seen near their current location.  Moreover, cell phone cameras and Geo-Tagged photos captured by participating subscribers will assist in the information gathering process and hence allow the user to become active participants in the news as opposed to passive observers of events that affect our lives. We believe CANS Mobile will become the digital milk carton, giving every viewer the sum of all known knowledge at the right time and right place, all at the tip of their fingers. CANS along with LOCiMobile® synthesize our mobile platform strategy.

In November 2009, we entered into a licensing agreement for a digital identification tag that we now offer a product and as a monthly service under the name “Code Amber Alertag.”  Code Amber Alertag is a secure digital identification tag and service that provides worldwide access to critical personal information in emergency situations for children, elderly, field workers, pets, and others that subscribe to the product and service.  The digital identification tag fits onto a key chain and contains vital personal information of the subscriber such as identification, allergy, chronic conditions and other insights that are needed to adequately assess emergency victim treatment protocols.  The digital tag can also contain a second or "private" Alertag level that can only be accessed with an additional key code that first responders can access, which contains a full medical history or as much as the Alertag subscriber elects to store on device.  This new product and annual subscription model further augments and contributes to the multi prong revenue streams we have recently implemented.  We began to commercially launch the Code Amber Alertag in early 2010 at a one-year subscription price of $19.95 for a single Alertag device, and $69.95 for a family package of devices.

In the first few months Code Amber Alertag has established 158 affiliates in 39 countries and has signed up over 40 organizations to sell the Alertag in fundraising events. In addition, CANS has established a strategic relationship with Brick House Security pursuant to which we have begun selling Brick House Security’s child locating products on our Amber Alert website.  CANS and Brick House Security also are working to jointly develop additional child safety and protection programs.

OVERVIEW—REVENUE SOURCES FROM ALL LINES OF BUSINESS

We expect that future revenues can be generated from the following sales and revenue sources:

•	License fees derived from exclusive and non exclusive grants for territories and specific vertical markets;

•	Product sales. For example, Aetrex Worldwide, Inc. is required to purchase a minimum of 156,000 of our GPS devices from us pursuant to the License Agreement;

•	Non-recurring engineering fees;

•	Professional services and data hosting. For example, users of the Aetrex Worldwide, Inc. GPS enable footwear will have to purchase a monthly subscription from us to use the location services;

•
Monthly recurring wireless data and portal service fees. For Example, in order to activate the tracking features of the Aetrex shoes, the user of the shoes will have to purchase a monthly cellular connection plan from GTX California;

•	Sales of our LOCiMobile® applications to individual consumers that download our Apps

•	Advertising revenues from advertisements served to the hundreds of thousands of customers that have downloaded our Apps and all the future customers that may download our Apps.

•	Sponsorships and news feed fees; and

•	Other Advertising revenues.

EMPLOYEES AND CONSULTANTS

As of December 31, 2009, GTX Corp and its subsidiaries collectively had seven (7) employees, five (5) full-time consultants and twelve (12) part-time consultants.  The employees are not represented by a labor union. We believe that our employee relations are good.  We anticipate that we will hire one or more key employees in the next six months, with selective and controlled growth commensurate with significant increases in revenues.  We anticipate that our subsidiaries will continue to extensively use the services of independent contractors and consultants to support expansion, customer service, and business development activities.

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

RISKS RELATED TO OUR BUSINESS

We have had operating losses since formation and expect to continue to incur net losses for the near term.

Although we were formed in 2002, we have only recently commenced selling our products and, accordingly, have a limited operating history.  As of December 31, 2009, we had an accumulated deficit of approximately $9,567,000.   We have reported net losses of approximately $2,125,000 and $3,401,000 for the years ended December 31, 2009 and 2008, respectively.  We received the first order for our products in September 2008, and we have only generated total revenues of $677,186 during the past two fiscal years.  Unless our sales increase substantially in the near future, we anticipate that we will continue to incur net losses in the near term, and we may never be able to achieve profitability.  In order to achieve profitable operations we need to significantly increase our revenues from the sales of product and licensing fees.   We cannot be certain that our business will ever be successful or that we will generate significant revenues and become profitable.

We have no experience or extensive history of operations or sales.

To date, one gpVector™ product has only been released for use with one product, and has only been sold to a small number of customers.  Although we recently entered into a license agreement with a global leader in pedorthic footwear and foot orthotics for the manufacture and distribution of GPS tracking and location shoe products (mostly for senior citizens), the shoes have not yet been released.  We cannot estimate with certainty what the demand will be for shoe product once the shoe product is manufactured and marketed.   Accordingly, our business model has not yet been tested in the market and we have limited operating or sales history on which an investor can evaluate our operations and prospects.  In addition, our LOCiMobile® products and upgrades were commercially released in mid and late 2009 and early 2010, and therefore have not been available for a sufficient period on which to accurately predict the future growth of these product sales.  To date, we only have preliminary data to support our belief that our products will be accepted by the market and will be able to sustain our business.  Our business plan is heavily dependent upon a number of other products that we have not yet completed and/or commercially released.  Accordingly, we are unable to accurately forecast the market acceptance of our existing and future products.  As a result, an investment in our company is highly speculative and no assurance can be given that our business model will be successful and, therefore, that our stockholders will realize any return on their investment or that they will not lose their entire investment.

We may have to seek additional funding.  If additional funding is not available in the future, we will have to limit, scale-back or cease operations.

We currently have limited funds available from which we can fund our current and proposed operating activities.  The amount of funds currently available to us, the availability of the Dutchess Equity Line, and the current monthly amount of revenues that we expect to generate collectively are expected to be sufficient to fund our operating expenses for the next 12 months.  However, if our actual operating expenses exceed our forecast, or if revenues do not reach our anticipated levels, we will have to obtain additional public or private equity financings or debt financings in order to continue our operations.  We have not identified the sources for the additional financing that we will require.  Certain investors may be unwilling to invest in our securities since we are traded on the OTC Bulletin Board and not on a national securities exchange, particularly if there is only limited trading in our common stock on the OTC Bulletin Board at the time we seek financing.  There is no assurance that sufficient funding through a financing will be available to us at acceptable terms or at all.  Any additional funding that we obtain in a financing is likely to reduce the percentage ownership of the company held by our existing security-holders.  The amount of this dilution may be substantially increased if the trading price of our common stock has declined at the time of any financing from its current levels.  We may also attempt to raise funds through corporate collaboration and licensing arrangements.  To the extent we raise additional capital by issuing equity securities, our stockholders will experience further dilution.  If we raise funds through debt financings, we may become subject to restrictive covenants.  To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or products, or grant licenses on terms that are not favorable to us.  There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.  If we are unable to obtain the needed additional funding, we will have to reduce or even totally discontinue our operations, which would have a significant negative impact on our stockholders and could result in a total loss of their investment in our stock.

Our future capital requirements, and our currently projected operating and liquidity requirements, will depend on many factors, including:

•	Our ongoing general and administrative expenses related to our being a reporting company;

•	Market acceptance of our LOCiMobile® products that are downloaded onto the iPhone, Blackberry, Android and other smartphones, and the revenues generated from users of our smartphone products;

•
Sales revenues generated from the sale of our GPS devises to Aetrex Worldwide, Inc. under our license agreement, and the amount of monthly cellular fees we receive from purchasers of the Aetrex GPS shoes powered by GTX Corp;

•	The cost of developing and improving our products and technologies; and

•	The consummation of one or more licensing agreements with the parties currently considering the release of products based on our technologies.

Funding, especially on terms acceptable to us, may not be available to meet our future capital needs because of the state of the credit and capital markets.  Global market and economic conditions have been, and continue to be, disruptive and volatile. The cost of raising money in the debt and equity capital markets has increased substantially while the availability of funds from those markets has diminished significantly.  Also, low valuations and decreased appetite for equity investments, among other factors, may make the equity markets difficult to access on acceptable terms or unavailable altogether.

If adequate funds are not available, we may be required to delay, scale-back or eliminate our product enhancement and new product development programs. There can be no assurance that additional financing will be available on acceptable terms or at all, if and when required.

We may not be able to access sufficient funds under our Equity Line with Dutchess Equity Fund, L.P. when needed.

We entered into the Equity Line with Dutchess in November 2009 in order to enable us to obtain funding from Dutchess if and when we need additional capital.  Our ability to put shares to Dutchess and obtain funds under our Equity Line is limited by the terms and conditions in the Investment Agreement with Dutchess, including restrictions on our ability to put shares to Dutchess to the extent that it would cause Dutchess to beneficially own more than 4.99% of our outstanding shares.  To date, we have used the Equity Line on a limited basis, and have only obtained proceeds of approximately $41,000 from the sale of approximately 241,000 shares of common stock to Dutchess.  Additionally, documentation for a draw of approximately $34,000 from the equity line was completed on March 30, 2010 for the sale of approximately 201,000 shares of common stock. The shares have not yet been issued and the payment has not yet been received.  The Company is required to issue the shares and Dutchess is required to submit the payment within two business days of the completion of the documentation.

The nature of our business is speculative and dependent on a number of variables beyond our control that cannot be reliably ascertained in advance.

The revenues and profits of an enterprise involved in the location based business are generally dependent upon many variables.  Our customer appeal depends upon factors which cannot be reliably ascertained in advance and over which we have no control, such as unpredictable critic reviews and appeal to the public.  As with any relatively new business enterprise operating in a specialized and intensely competitive market, we are subject to many business risks which include, but are not limited to, unforeseen marketing difficulties, excessive research and development expenses, unforeseen negative publicity, competition, product liability issues, manufacturing and logistical difficulties, and lack of operating experience.  Many of the risks may be unforeseeable or beyond our control.  There can be no assurance that we will successfully implement our business plan in a timely or effective manner, that we will be able to generate sufficient interest in our products, or that we will be able to market and sell enough products and services to generate sufficient revenues to continue as a going concern.

Our wireless location products and technologies are new and may not be accepted in the market, which would dramatically alter our financial results.

We have had only a limited release of our planned wireless locator products in the market.  Although we have entered into a licensing agreement with Aetrex Worldwide, Inc. for the manufacture and sale by Aetrex of GPS enabled shoe products, no such products have yet been released.  In addition, while we are currently a party to certain product development and test agreements to determine if our products can successfully be sold in other territories (i.e. India, Pakistan, Israel, Nepal, etc.) and incorporated into other consumer and commercial products (such as in proprietary GPS enabled transport containers), these agreements are still in the testing and development phase.  There can be no assurances that consumer or commercial demand will meet, or even approach, our expectations.  In addition, our pricing and marketing strategies may not be successful. Lack of customer demand, a change in marketing strategy and changes to our pricing models could dramatically alter our financial results.

In order for our products to be successful, we need to establish market recognition quickly, following the introduction of our products.

We believe it is imperative to our success that we obtain significant market recognition in order to compete in our various markets.  We have numerous competitors in all of our markets, many of whom have products that directly compete with our existing and proposed products and services.  Accordingly, it is important that we establish market recognition for our brands in order to be able to continue to be a material participant in the large markets that we are addressing.  To date, we have utilized various marketing and promotional programs and have tried to build market recognition both directly for our products and also by tying our products to the well known Code Amber brand that we own.  However, we have limited experience conducting marketing campaigns, and we may fail to generate significant interest.  We cannot be certain that we will be able to expand our brand and name recognition sufficiently to capitalize on the market acceptance of our name and brand.

We may encounter manufacturing or assembly problems for our products, which would adversely affect our results of operations and financial condition.

Our gpVectorTM product is a new product that we recently introduced.  However, to date, we have only manufactured a limited number of that product.  In addition, we are continually redesigning and enhancing that product and are designing new products based on that technology that we hope to manufacture and market in the near future.  The manufacture and assembly of our products involves complex and precise processes, some of which have subcontracted to other companies and consultants. To date, we have manufactured a limited quantity of products and so we do not yet know whether we will encounter any serious problems in the production of larger quantities of our existing or new products.  Any significant problems in manufacturing, assembling or testing our products could delay the sales of our products and have an adverse impact on our business and prospects. The willingness of manufacturers to make the product, or lack of availability of manufacturing capacity, may have an adverse impact on the availability of our products and on our ability sell our products.  Manufacturing difficulties will harm our ability to compete and adversely affect our results of operations and financial condition, and may hinder our ability to grow our business as we expect.

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

Our current business model assumes that GTX California will license its technologies to only a few companies who will incorporate our technologies into products that they manufacture and market.  Therefore, our revenues in the next several years could be heavily dependent on licenses that we may grant to a limited number of major customers in a few business segments.  Accordingly, the loss of, or a significant reduction in, orders from these major customers could have a material adverse effect on our financial condition and results of operations.

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

 Complex software products such as those associated with our products often contain latent errors or defects, particularly when first introduced, or when new versions or enhancements are released. We have experienced and addressed errors and defects in the software associated with our gpVectorTM product, but do not believe these errors will have a material negative effect in the future on the functionality of the gpVectorTM product.  However, there can be no assurance that, despite testing, additional defects and errors will not be found in the current version, or in any new versions or enhancements of this software or any of our products, any of which could result in damage to our reputation, the loss of sales, a diversion of our product development resources, and/or a delay in market acceptance, and thereby materially adversely affecting our business, operating results and financial condition. Furthermore, there can be no assurance that our products will meet all of the expectations and demands of our customers. The failure of our products to perform to customer expectations could give rise to warranty claims. Any of these claims, even if not meritorious, could result in costly litigation or divert management's attention and resources. Any product liability insurance that we may carry could be insufficient to protect us from all liability that may be imposed under any asserted claims.

We have only recently transitioned from being a research and development company to an operating company, making it difficult to evaluate our future prospects and results of operations.

Although GTX California was formed in 2002, until recently it was dedicated to the research and development of our gpVector™ products and platform.  Also, since the end of 2009, we have dedicated a significant amount of our resources and energies to the development and release of our LOCiMobile® applications.  Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in evolving industries. Some of these risks and uncertainties relate to our ability to:

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

We have had only sporadic and relatively minor sales.  We filled our first purchase order in September 2008 with the delivery of approximately 900 gpVector™ units and we filled various purchase orders in 2009 for a total of approximately 550 gpVector2 micro LOCi devices.  We have recently signed the Aetrex Worldwide, Inc. shoe product licensing agreement.  However, the amount and timing of revenues, if any, that we may derive under that licensing agreement are unknown.  In addition, we are a party to a number of product development and test agreements pursuant to which we and our customers are developing and testing products for release in 2010 in various markets and territories.  If these tests are successfully completed, we will, from time to time, receive payments under these agreements.  The amount of revenues we receive, if any, from the licensing agreement and other future agreements will fluctuate and depend on our customer’s ability to sell the products that contain our technology.  Accordingly, it is uncertain if and when we will receive future orders from our current and potential future customers.  Until we enter into other license agreements that provide us with regular royalties or subscription revenues, or unless our LOCiMobile® applications continue to be uploaded by a significant number of users who pay our download fees, our sales will be sporadic and dependent upon sporadic and unpredictable orders from a limited number of customers.

Our expense levels in the future will be based, in large part, on our expectations regarding future revenue, and as a result net income/loss for any quarterly period in which material orders are delayed could vary significantly.  In addition, our costs and expenses may vary from period to period because of a variety of factors, including our research and development costs, our introduction of new products and services, cost increases from third-party service providers or product manufacturers, production interruptions, changes in marketing and sales expenditures, and competitive pricing pressures.

Fluctuations in operating results could adversely affect the market price of our common stock.

Because our revenues and costs may fluctuate significantly, investors should not rely on quarter-to-quarter comparisons of our results of operations or any pro forma financial information that may be released as an indication of future performance. It is possible that, in future periods, results of operations will differ from the estimates of public market analysts and investors. Such a discrepancy could cause the market price of our common stock to decline significantly.

There are risks of international sales and operations.

We anticipate that a substantial portion of our future revenue from the sale of our products and services may be derived from customers located outside the United States.  As such, a portion of our sales and operations could be subject to tariffs and other import-export barriers, currency exchange risks and exchange controls, foreign product standards, potentially adverse tax consequences longer payment cycles, problems in collecting accounts receivable, political instability, and difficulties in staffing and managing foreign operations.  Although we intend to monitor our exposure to currency fluctuations, there can be no assurance that exchange rate fluctuations will not have an adverse effect on our results of operations or financial condition.  In the future, we could be required to sell our products and services in other currencies, which would make the management of currency fluctuations more difficult and expose our business to greater risks in this regard.

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

Because of the global nature of the telecommunications business, it is possible that the governments of other states and foreign countries might attempt to regulate our transmissions or prosecute us for violations of their laws.  There can be no assurance that violations of local laws will not be alleged by state or foreign governments, that we might not unintentionally violate such law, or that such laws will not be modified, or new laws enacted, in the future.

Any of the foregoing factors could have a material adverse effect on our business, results of operations, and financial condition.

If we fail to develop and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.  As a result, our current and potential stockholders could lose confidence in our financial reports, which could harm our business and the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and may in the future require our independent registered public accounting firm to annually attest to our evaluation, as well as issue their own opinion on our internal controls over financial reporting.  The process of implementing and maintaining proper internal controls and complying with Section 404 is expensive and time consuming.  We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.  If we or our auditors discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price.  In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for future listing on one of the Nasdaq Stock Markets or national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which may reduce our stock price.

We may suffer from product liability claims.

Faulty operation of our products may result in product liability claims brought against us.  Regardless of the merit or eventual outcome, product liability claims may materially adversely affect our business and further result in:

•	decreased demand for our products or withdrawal of the products from the market;

•	injury to our reputation and significant media attention;

•	costs of litigation; and

•	substantial monetary awards to plaintiffs.

We have purchased annual product liability insurance with liability limits of $1,000,000 per occurrence and $2,000,000 in the aggregate.  This coverage may not be sufficient to fully protect us against product liability claims.  We intend to expand our product liability insurance coverage as sales of our products expand.  Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against product liability claims could prevent or limit the commercialization of our products and expose us to liability in excess of our coverage.

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

Our future success depends to a significant degree on the skills, efforts and continued services of our executive officers and other key engineering, manufacturing, operations, sales, marketing and support personnel.  If we were to lose the services of one or more of our key executive officers or other key engineering, manufacturing, operations, sales, marketing and support personnel, we may not be able to grow our business as we expect, and our ability to compete could be harmed, adversely affecting our business and prospects.

Our products depend on continued availability of GPS and cellular wireless telecommunications systems.

Our products use existing GPS and cellular wireless telecommunications systems to identify the position of our products.  Any temporary or permanent change in the availability of these systems, or any material change in the existing infrastructure and our ability to access those systems, would materially and adversely affect our business, operating results and financial condition may be materially and adversely affected.

Rapid technological change in our market and/or changes in customer requirements could cause our products to become obsolete or require us to redesign our products, which would have a material adverse affect on our business, operating results and financial condition.

We expect that the market for our products is characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changing customer demands and evolving industry standards, any of which can render existing products obsolete.  We believe that our future success will depend in large part on our ability to develop new and effective products in a timely manner and on a cost effective basis. As a result of the complexities inherent in our products, major new products and product enhancements can require long development and testing periods, which may result in significant delays in the general availability of new releases or significant problems in the implementation of new releases. In addition, if we or our competitors announce or introduce new products our current or future customers may defer or cancel purchases of our products, which could materially adversely affect our business, operating results and financial condition. Our failure to develop successfully, on a timely and cost effective basis, new products or new product enhancements that respond to technological change, evolving industry standards or customer requirements would have a material adverse affect on our business, operating results and financial condition.

Changes in the government regulation of our wireless location products or wireless carriers could harm our business.

Our products, wireless carriers and other components of the communications industry are subject to domestic government regulation by the Federal Communications Commission (the “FCC”) and international regulatory bodies. These regulatory bodies could enact regulations that affect our products or the service providers which distribute our products, such as limiting the scope of the service providers' market, capping fees for services provided by them or imposing communication technology standards which impact our products.  Changes in these regulations could affect our products and, thereby, adversely affect our business and operations.

Future acquisitions or strategic investments may not be successful and may harm our operating results.

As part of our strategy, we have acquired or established smaller businesses, and we may do so in the future.   For example, in the past two years we established our LOCiMOBILE, Inc. subsidiary and purchased our Code Amber News Service, Inc. subsidiary.  Future acquisitions or strategic investments could have a material adverse effect on our business and operating results because of:

•           The assumption of unknown liabilities, including employee obligations.  Although we normally conduct extensive legal and accounting due diligence in connection with our acquisitions, there are many liabilities that cannot be discovered, and which liabilities could be material.

•           We may become subject to significant expenses related to bringing the financial, accounting and internal control procedures of the acquired business into compliance with U.S. GAAP financial accounting standards and the Sarbanes Oxley Act of 2002.

•           Our operating results could be impaired as a result of restructuring or impairment charges related to amortization expenses associated with intangible assets.

•           We could experience significant difficulties in successfully integrating any acquired operations, technologies, customers’ products and businesses with our existing operations.

•           Future acquisitions could divert substantial capital and our management’s attention.

•           We may not be able to hire the key employees necessary to manage or staff the acquired enterprise operations.

Our executive officers and directors have the ability to significantly influence matters submitted to our stockholders for approval.

Our executive officers and directors, in the aggregate, beneficially own shares representing approximately 20.74% of our common stock. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination. On matters submitted to our stockholders for approval, holders of our common stock are entitled to one vote per share. If our executive officers and directors choose to act together, they would have significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these individuals, if they chose to act together, would have significant influence on the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

RISKS RELATED TO AN INVESTMENT IN OUR SECURITIES

In December 2009, we registered the resale of a maximum of 12,000,000 shares of common stock which may be issued to Dutchess under the Equity Line.  The resale of such shares by Dutchess could depress the market price of our common stock.

We recently registered for public resale a maximum of 12,000,000 shares of common stock with the SEC.  We may issue up to that number of shares to Dutchess pursuant to the Equity Line during the three year term of the Investment Agreement.  The resale of these shares into the public market by Dutchess could depress the market price of our common stock.  As of March 30, 2010 there were 40,480,699 shares of our common stock issued and outstanding.

Existing stockholders could experience substantial dilution upon the issuance of common stock pursuant to the Equity Line.

Our Equity Line with Dutchess contemplates our issuance of up to 12,000,000 shares of our common stock to Dutchess, subject to certain restrictions and obligations.  If the terms and conditions of the Equity Line are satisfied, and we choose to exercise our put rights to the fullest extent permitted and sell 12,000,000 shares of our common stock to Dutchess, our existing stockholders’ ownership will be diluted by such sales.

Dutchess will pay less than the then-prevailing market price for our common stock under the Equity Line.

The common stock issued to Dutchess pursuant to the Investment Agreement will be purchased at a 6% discount to the lowest daily volume weighted average price (VWAP) of our common stock during the five consecutive trading day period beginning on the trading day immediately following the date of delivery of a put notice by us to Dutchess, subject to certain exceptions.  Dutchess has a financial incentive to sell our common stock upon receiving the shares to realize the profit equal to the difference between the discounted price and the market price.  If Dutchess sells the shares, the price of our common stock could decrease.

We may not be able to access sufficient funds under the Equity Line when needed.

Our ability to put shares to Dutchess and obtain funds under the Equity Line is limited by the terms and conditions in the Investment Agreement, including restrictions on when we may exercise our put rights, restrictions on the amount we may put to Dutchess at any one time, which is determined in part by the trading volume of our common stock, and a limitation on Dutchess’ obligation to purchase if such purchase would result in Dutchess beneficially owning more than 4.99% of our common stock.  Accordingly, the Equity Line may be available to satisfy all of our funding needs.

Our common stock is thinly traded and the price of our common stock may be negatively impacted by factors that are unrelated to our operations.

Our common stock is currently quoted on the OTC Bulletin Board. Trading of our stock through the OTC Bulletin Board is frequently thin and highly volatile. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our business objectives, the results of our clinical trials, trading volume in our common stock, changes in general conditions in the economy and the financial markets, or other developments which affect us or our industry. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

When we issue additional shares in the future, it will likely result in the dilution of our existing stockholders.

Our certificate of incorporation authorizes the issuance of up to 2,071,000,000 shares of common stock with a $0.001 par value and 10,000,000 preferred shares with a par value of $0.001, of which 40,480,699 common shares were issued and outstanding as of  March  30, 2010.  From time to time we may increase the number of shares available for issuance in connection with our equity compensation plans.  Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of preferred stock and may choose to issue some or all of such shares to provide additional financing or acquire more businesses in the future.

Moreover, as of March 30, 2010, we had warrants and options to purchase an aggregate of 7,336,250 shares of our common stock, the exercise of which will further increase the number of outstanding shares.  The issuance of any shares for acquisition, licensing or financing efforts, upon conversion of any preferred stock or exercise of warrants and options, pursuant to our equity compensation plans, or otherwise may result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current stockholders.

Financial Industry Regulatory Authority (FINRA) sales practice requirements may also limit a stockholder’s ability to buy and sell our common stock.

FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

We have never paid dividends on our common stock and do not anticipate paying any in the foreseeable future.

We have never declared or paid a cash dividend on our common stock and we do not expect to pay cash dividends in the foreseeable future.  If we do have available cash, we intend to use it to grow our business.  Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at that time. In addition, our ability to pay dividends on our common stock may be limited by Nevada corporate law. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment. Investors seeking cash dividends should not purchase our common stock.

The elimination of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers and employees.

Our Amended and Restated Bylaws contain specific provisions that eliminate the liability of our directors for monetary damages to our company and stockholders, and permit indemnification of our directors and officers to the extent provided by Nevada law. We may also have contractual indemnification obligations under our employment agreements with our officers. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup.  These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and stockholders.

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

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “GTXO”; our stock has been trading only since mid-March 2008.  Since our common stock is not listed on a national securities exchange, if the trading price of our common stock remains below $5.00 per share, trading in our common stock will be subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-national securities exchange equity security that has a market price of less than $5.00 per share, subject to certain exceptions).  The additional burdens imposed upon broker-dealers could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and the ability of holders of the common stock to sell their shares.

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

Historically, the SEC and Nasdaq have not generally favored transactions in which a privately-held company merges into, or is acquired by a largely inactive company with publicly traded stock, and there is a significant risk that we may encounter difficulties in obtaining the regulatory approvals necessary to conduct future financing or acquisition transactions, or to eventually achieve a listing of shares on one of the Nasdaq stock markets or other national securities exchanges. On June 29, 2005, the SEC adopted rules dealing with private company mergers into dormant or inactive public companies. As a result, it is likely that we will be scrutinized carefully by the SEC and possibly by the Financial Industry Regulatory Authority (“FINRA”) or Nasdaq, which could result in difficulties or delays in achieving SEC clearance of any future registration statements or other SEC filings that we may pursue, in attracting FINRA-member broker-dealers to serve as market-makers in our common stock, or in achieving admission to one of the Nasdaq stock markets or any other national securities market. As a consequence, our financial condition and the value and liquidity of your shares of our common stock may be negatively impacted.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	DESCRIPTION OF PROPERTIES

Our executive, administrative and operating offices are located at 117 W 9th Street; Suite 1214, Los Angeles, California 90015.  Our office space is approximately 985 square feet and consists of administrative work space for a base rent of $990 per month.  The lease expires on January 31, 2011.

We have approximately 375 square feet of office space located at 366 California Ave., Palo Alto, California  94306.  The base rent is $1,420 per month and the lease expires on June 10, 2010.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure you that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events. Except as described below, we are not currently a party to any material litigation.

A lawsuit has been filed against us by a former consultant who claims we owe approximately $24,000 plus interest and attorney fees for services rendered during 2009.  We contend that the services in question were either not performed, not approved or not delivered and accordingly, no additional funds are due to the former consultant.   We intend to defend this case rigorously.

We are not a party to any material legal proceedings.  We are not aware of any pending or threatened litigation against us that we expect will have a material adverse effect on our business, financial condition, liquidity, or operating results. However, legal claims are inherently uncertain, and we cannot assure you that we will not be adversely affected in the future by legal proceedings.

ITEM 4.	[RESERVED]

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.  Since the closing of the Exchange Transaction, our common stock has been quoted on the over-the-counter market on the OTC Bulletin Board under the symbol “GTXO.”  Prior thereto, our common stock was quoted on the OTC Bulletin Board over-the-counter market under the symbol “DEEA.”

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

	Year Ended
	December 31, 2009
	High	Low
Quarter ended March 31, 2009	$0.24	$0.04
Quarter ended June 30, 2009	$0.40	$0.05
Quarter ended September 30, 2009	$0.39	$0.09
Quarter ended December 31, 2009	$0.24	$0.16

	Year Ended
	December 31, 2008
	High	Low
Quarter ended March 31, 2008	$1.65	$0.95
Quarter ended June 30, 2008	$2.71	$1.46
Quarter ended September 30, 2008	$2.42	$0.33
Quarter ended December 31, 2008	$0.65	$0.11

As of March 30, 2010 the last reported sales price or our common stock on the OTC Bulletin Board was $0.18.

Holders of Record.  As of March 30, 2010, an aggregate of 40,480,699 shares of our common stock were issued and outstanding and were owned by approximately 120 holders of record, based on information provided by our transfer agent.  The foregoing number of record holders does not include any persons who hold their stock in “street name.”

Recent Sales of Unregistered Securities.

Except as set forth below, we did not issue any unregistered securities during the twelve-month period ended December 31, 2009 that were not previously reported in a Current Report on Form 8-K.

From January 1, 2009 through December 31, 2009, we issued 717,000 shares of common stock to 26 members of the Company’s management, employees and consultants, at values ranging from $0.054 to $0.15 per share, as compensation for services rendered, the grant-date fair value of which was $48,200. An additional 100,000 shares of common stock were issued to a consultant whose services were not utilized and as such, the common stock was returned and cancelled during April 2009.  The foregoing shares were issued in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Re-Purchase of Equity Securities.

None

Dividends.

None.

Equity Compensation Plan Information.

On March 14, 2008, we adopted the 2008 Equity Compensation Plan (the “2008 Plan”) pursuant to which we are authorized to grant stock options, stock awards and stock appreciation rights of up to 7,000,000 shares of common stock to our employees, officers, directors and consultants.  Approximately 491,000 shares are still available for issuance under the 2008 Plan as of March 30, 2010.   The 2008 Plan is administered by the Board of Directors of the Company.  The following table provides information with respect to outstanding options as of December 31, 2009 and 2008, pursuant to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
2009
Equity compensation plans approved by security holders	4,267,500	$0.61	2,120,923
Equity compensation plans not approved by security holders	—	—	—
Total	4,267,500	$0.61	2,120,923

2008
Equity compensation plans approved by security holders	4,563,000	$0.74	1,894,423
Equity compensation plans not approved by security holders	—	—	—
Total	4,563,000	$0.74	1,894,423

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

GTX Corp provides various interrelated and complimentary products and services in the Personal Location Services marketplace. The company develops and integrates two-way global positioning system (“GPS”) technologies that seamlessly integrate with consumer products and enterprise applications. During the second half of 2009, we also commenced providing personal location smart phone Apps in the U.S. and abroad.   Our personal location services also include the location of missing children through our Amber Alerts and location and identification products that we have commenced marketing as part of the Amber Alert platform.

On March 4, 2008, this company (Deeas Resources Inc.) acquired all of the outstanding capital stock of Global Trek Xploration, a California corporation (“GTX California”), in exchange for the issuance of 18,000,001 shares of GTX Corp common stock (the “Exchange Transaction”).  Shortly thereafter, we changed our name to GTX Corp.  Although we acquired GTX California in the Exchange Transaction, for accounting purposes, the Exchange Transaction was treated as an acquisition of GTX Corp and a recapitalization of GTX California.  Accordingly, the financial statements contained in this Annual Report, and the following description of our results of operations and financial condition, reflect (i) the operations of GTX California alone prior to the Exchange Transaction, and (ii) the combined results of this company and all three of its subsidiaries since the Exchange Transaction.

Immediately following the closing of the Exchange Transaction, we raised a total of $2,000,000 in a private placement through the sale to qualified investors of an aggregate total of 2,666,668 units (“Units”) at a price of $0.75 per Unit (the “Financing”).  Each Unit consists of one share of common stock and one warrant (“Warrant”) to purchase one share of common stock at an exercise price of $1.25 per share. These Warrants had terms of 12 and 18 months and, as a result, have now expired.

At closing of the Exchange Transaction, pursuant to the Exchange Agreement, we also converted a $1,000,000 bridge loan, plus accrued and unpaid interest, made by Jupili Investment S.A. to GTX California (“Bridge Loan”) into Units at a conversion price of $0.75 per Unit, based upon the same terms and conditions as the Financing. Thus, concurrently with the Exchange Transaction, we also issued to Jupili 1,374,334 shares of common stock and warrants to purchase an aggregate of 1,374,334 shares of our common stock.  These warrants have now expired.

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

On November 16, 2009, we entered into an Investment Agreement ("Investment Agreement") with Dutchess Opportunity Fund, II, LP ("Dutchess"), which agreement was amended on March 11, 2010.  Pursuant to the Investment Agreement, as amended, Dutchess committed to purchase up to $10,000,000 of our common stock over the course of thirty-six months . The aggregate number of shares issuable by us and purchasable by Dutchess under the Investment Agreement is 12,000,000.

We may draw on the Equity Line from time to time at our option in accordance with the terms and conditions of the Investment Agreement. The maximum amount that the Company is entitled to put in any one notice is either (i) 200% of the average daily volume (U.S. market only) of the common stock for the three (3) trading days prior to the date of delivery of the applicable put notice, multiplied by the average of the closing prices for such trading days, or (ii) any other specified amount, up to $500,000. The purchase price shall be set at ninety-four percent (94%) of the lowest daily volume weighted average price (VWAP) of our common stock during the five (5) consecutive trading day period beginning on the trading day immediately following the date of delivery of the applicable put notice.  We can only sell shares to Dutchess under the Investment Agreement if a registration statement to cover the resale of the shares is in effect at that time.

On December 8, 2009, we filed a Form S-1 registration statement with the Securities and Exchange Commission ("SEC") to register the resale by Dutchess of the 12,000,000 shares of the common stock underlying the Investment Agreement.   The registration statement was declared effective by the SEC on December 28, 2009.

Results of Operations

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Annual Report.

The following table represents our statement of operations for the years ended December 31, 2009 and 2008:

	Year ended December 31,
	2009		2008
	$	% of Revenues	$	% of Revenues
Revenues	$253,020	100%	$424,166	100%
Cost of goods sold	171,018	68%	334,482	79%
Net profit	82,002	32%	89,684	21%
Operating expenses
Wages and benefits	1,081,239	427%	1,520,706	358%
Professional fees	607,712	240%	1,184,069	279%
Research and development	106,711	42%	371,924	88%
General and administrative	449,299	178%	402,293	95%
Total operating expenses	2,244,961	887%	3,478,992	820%
Loss from operations	(2,162,959)	(855)%	(3,389,308)	(799)%
Other income (expense)	37,562	15%	(11,975)	(3)%
Net loss	$(2,125,397)	(840)%	$(3,401,283)	(802)%

Revenues

Revenues during the year ended December 31, 2009 were generated from the sale of our gpVectorTM Powered Athlete Tracking Systems to My Athlete, non-recurring engineering fees, monthly service and licensing fees paid to us by MyAthlete, revenues derived from the sales of the miniMT and micro LOCi devices, Code Amber annual subscriptions and points of display sales, and other payments received under our platform product test agreements.  Although LOCiMOBILE, Inc. formally launched six geo-specific Apps during fiscal year 2009 (LociMe, iLOCi2TM, iLOCi2 Lite, Code Mobile, GPS Tracking and GPS Tracking Lite), those products only generated revenues of approximately $10,000.  However, sales of the LOCiMobile® products are expected to significantly increase during the current fiscal year as more LOCiMobile® applications have been released and newer versions of the existing LOCiMobile® products have been released; and as those products are now available on more smartphone platforms.  The licensing fees were paid in fiscal year 2007 for our gpVectorTM Powered Athlete Tracking Systems and were being amortized over the term of the licensing agreement.  During September 2009 we recognized the remaining portion of the licensing agreement ($77,500) into revenue as the re-seller failed to meet the required minimum device purchase and activation requirements under the exclusive license agreement.  Also during September 2009, we began platform tests with two new customers resulting in revenues of $12,500.  We also recognized some revenues from the sale of CANS subscriptions and the sale of sample miniaturized transceiver modules to prospective new customers of GTX California.  Revenues for the year ended December 31, 2008 consisted primarily of the sale of approximately 900 gpVector™ Powered Athlete Tracking Systems to a re-seller, as well as monthly service and licensing fees charged to the re-seller with respect to the units sold to the re-seller.  We also recognized some revenues from various design and enhancement services provided by us to the re-seller to allow our GPS technology to better integrate into the re-seller’s products.  The re-seller also purchased website design and functionality services from GTX in anticipation of their launch in the third quarter of 2008.

Cost of goods sold

Cost of goods sold during the year ended December 31, 2009 consisted primarily of the purchase and manufacturing of our gpVectorTM Powered Athlete Tracking System devices as well as the related monthly cellular costs of the devices and the cost to sell the LOCiMobile, Inc. Apps.  Additionally, inventory costs totaling approximately $48,000 were written off to cost of goods sold as they were considered obsolete.  Cost of goods sold during the year ended December 31, 2008 consisted of (i) the cost of raw materials utilized in the manufacturing of the 900 gpVector™ Powered Athlete Tracking Systems that we sold during the year, (ii) the cost of the design and enhancement services we provided to allow our GPS technology to better integrate into the re-seller’s products, and (iii) the cost to provide this customer with website design and functionality services.

Wages and benefits

Wages and benefits decreased 29% in 2009 from 2008.  In an effort to cut costs while the economy recovers from the setbacks caused by the crisis in the global markets, we made reductions throughout our workforce.  However, as a majority of fiscal 2009 efforts were spent on the development of the LOCiMobile® suite of applications, the overall decrease in wages was not as much as the overall decrease in revenues.   As a result, while wages and benefits decreased, they increased as a percentage of sales compared to 2008.

Professional fees

Professional fees in fiscal 2009 decreased both as a percentage of sales and in absolute dollars when compared to fiscal 2008.  Professional fees decreased 49% in fiscal 2009 as compared to fiscal 2008. The decrease is primarily due to legal and accounting fees incurred in the Exchange Transaction and the related Financing in fiscal 2008 that were not incurred in fiscal 2009.

Research and development

Research and development fees decreased both as a percentage of sales and in absolute dollars when compared to fiscal 2008.  Research and development fees decreased 71% in fiscal 2009 as compared to fiscal 2008 due primarily to our gpVectorTM Powered Athlete Tracking System moving substantially out of the research and development stage during the latter part of fiscal 2008.

General and administrative

General and administrative expense increased 12% in fiscal 2009 when compared to fiscal 2008.  As a result of cost cutting measures to preserve our cash balances, we realized decreases in various other office and administrative expenses.  However, these reductions were offset by increases in depreciation, the cost of maintaining of our website, insurance costs and our allowance for doubtful accounts.

Other income (expense)

During fiscal 2009 we recognized approximately $38,000 of interest income as compared to approximately $51,000 recognized during fiscal 2008.  This decrease is primarily attributable to the decrease in the amounts held in certificates of deposit and money market accounts during fiscal 2009, thus reducing the amount of interest earned.

No interest expense was incurred during fiscal 2009.  However, during fiscal 2008, we reported interest expense of approximately $63,000 primarily as a result of a $40,000 fee paid in conjunction with the Financing, which closed on March 14, 2008, as well as interest expense on the Bridge Loan payable to Jupili accruing interest at 10% per annum during the first quarter of 2008.  The Bridge Loan was converted to common stock in connection with the Exchange Transaction in March 2008.

Net loss

Net loss during fiscal 2009 decreased approximately $1,276,000 or 38% in comparison to the net loss incurred during fiscal 2008.  The decrease in the net loss is primarily due to a reduction in wages, professional fees, research and development, etc. in an effort to cut costs while the economy recovers from the setbacks caused by the crisis in the global markets.

Liquidity and Capital Resources

As of December 31, 2009, we had working capital of $216,000 and a current ratio of 1.77 to 1 as compared to working capital of $1,990,000 and a current ratio of 7.2 to 1 as of December 31, 2008.

Our net loss decreased to $2,125,000 for fiscal 2009 compared to a net loss of $3,401,000 for fiscal 2008.  Net cash used in operating activities was approximately $1,548,000 for fiscal 2009 compared to approximately $2,362,000 for fiscal 2008.  The decrease in cash used in operating activities is primarily attributable to a reduction in the amounts paid for accounting and legal services, employees and contractors during fiscal 2009.

Net cash provided by investing activities during fiscal 2009 was approximately $1,295,000 and resulted primarily from the maturing of certificates of deposits totaling $1,500,000.  Net cash used by investing activities during fiscal 2008 was approximately $1,674,000 and resulted primarily from the purchase of several certificates of deposit.

Net cash provided by financing activities during fiscal 2009 was $900 and resulted from the exercise of 15,000 options at $0.06 per share.  No common or preferred stock was sold and no warrants were exercised during fiscal 2009.  Net cash provided by financing activities during 2008 primarily represents the Financing and Additional Financing transactions in which we raised $3,732,000.  We also received approximately $399,000 from the exercise of warrants during fiscal 2008.

Because revenues from our operations have, to date, been modest, we currently rely on the cash we received from our prior financing activities as well as the common stock line of credit we entered into with Dutchess to fund our capital expenditures and to support our working capital requirements.  Our actual cash expenditures may exceed our planned expenditures, particularly if we invest in the development of improved versions of our existing products and technologies, and if we increase our marketing expenses.   Since we entered into the Investment Agreement with Dutchess in November 2009 in connection with the Equity Line, we have sold to Dutchess 241,159 shares of our common stock (at prices ranging from $0.17 - $0.1763 per share) for a total of $41,423. Additionally, documentation for a draw in the amount of $34,261was completed on March 30, 2010 for the sale of 201,534 shares of common stock at $0.17 per share. The shares have not yet been issued and the payment has not yet been received.  The Company is required to issue the shares and Dutchess is required to submit the payment within two business days of the completion of the documentation.  We anticipate that we will continue to, from time to time, draw on the Equity Line to provide additional funding.  The amount of such funding will depend upon our needs and the amount that is available to us under the Equity Line.  In the event that we do not generate the amount of revenues that we anticipate, or if our expenses exceed our budgeted amounts, we may need to increase our use of the Equity Line.  No assurance can be given that we will be able to obtain sufficient funds under the Equity Line to fund any working capital deficits.

During March 2010, we entered into a licensing agreement with Aetrex Worldwide, Inc. to market and sell a GPS enabled shoe.  We expect that Aetrex will commercially release the first line of these shoes in 2010.  The sale of these shoes is expected to generate product sales and monthly service revenues in 2010.  In addition, we are currently a party to three separate platform test agreements for the development and release of additional products.  Based on the timing of the development and testing of the products that are the subject of these test agreements, and on the early results of those tests, we currently anticipate that we will generate revenues from at least two of these platform test agreements during 2010.  However, since inception in 2002, we have generated significant losses (as of December 31, 2009, we had an accumulated deficit of approximately $9,567,000), and we currently expect to incur continued losses until these and our other revenue initiatives collectively generate substantial revenues.  Depending on our current contractual arrangements and the revenues from our new LOCiMobile® applications, we currently anticipate that our losses will continue until at least the second half of calendar year 2010.

In addition to continuing to incur normal operating expenses, we intend to continue our research and development efforts for our various technologies and products, including hardware, software, interface customization, and website development, and we also expect to further develop our sales, marketing and manufacturing programs associated with the commercialization and licensing of the gpVector™ technology and the commercialization of the LOCiMobile® applications for GPS enabled handsets and CANS.

Our funding requirements will depend on numerous factors, including:

•	Costs involved in the completion of the hardware, software, interface customization and website development necessary to continue the commercialization of the gpVector™;
•	The costs of outsourced manufacturing;
•	The costs of licensing activities, including product marketing and advertising; and
•	Revenues derived from product sales and the licensing of the gpVector™ technology, the sales of the LOCiMobile® applications for GPS enabled handsets, and advertising sales from CANS.

As noted above, based on budgeted revenues and expenditures and planned sales of stock and proceeds from the Equity Line, we believe that we will have sufficient liquidity to satisfy our cash requirements for the next twelve months.   However, if our actual expenses increase beyond our existing financial resources, we will have to access funding through the sale of additional equity or debt securities.  In any event, we expect that unless our sales increase significantly, we will need to raise additional funds during 2010, either through the Equity Line or otherwise.  The sale of additional equity securities will result in additional dilution to our existing stockholders. Sale of debt securities could involve substantial operational and financial covenants that might inhibit our ability to follow our business plan.  Additional financing may not be available in amounts or on terms acceptable to us or at all.   We may draw on the Equity Line from time to time at our option over a three year period by selling to Dutchess either (a) 200% of the average daily volume (U.S. market only) of common stock for the three (3) trading days prior to the date of delivery of the applicable put notice, multiplied by the average of the closing prices for such trading days, or (b) any other specified amount up to $500,000.  If we are unable to obtain additional financing (through the Equity Line, or otherwise), we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our financial conditions and operating results.

We are subject to many risks associated with development-stage businesses, including the above-discussed risks associated with the ability to raise capital. Please see the section entitled “Risk Factors” for more information regarding risks associated with our business.

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

Revenue Recognition

The Company recognizes revenue from product sales when the product is shipped to the customer and title has transferred. The Company assumes no remaining significant obligations associated with the product sale other than that related to its warranty program discussed below.  Revenue related to monthly service fees, licensing agreements and annual subscriptions are recognized over the respective term of the agreement.  Application revenue is recognized when the application is purchased by the customer on the Apple Applications Store.  Revenues generated from smart phone applications are recognized upon receipt of payment.

Revenue from multiple-element arrangements is allocated to the elements based on the relative fair value of each element, which is generally based on the relative sales price of each element when sold separately. Each element’s allocated revenue is recognized when the revenue recognition criteria for that element have been met. If the Company cannot objectively determine the fair value of any undelivered element included in a multiple-element arrangement, the Company defers revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.

Product Warranty

The Company’s warranty policy provides repair or replacement of products returned within ninety days of purchase. Warranty liabilities are recorded at the time of sale for the estimated costs that may be incurred under our standard warranty. As of December 31, 2009, product returned for repair or replacement has been immaterial.  Accordingly, a warranty liability has not been deemed necessary.

Inventory

Inventory consists of raw materials, work-in-process and finished goods and is valued at the lower of cost (first-in, first-out) or net realizable value. The Company evaluates its inventory for excess and obsolescence on a regular basis. In preparing the evaluation the Company looks at the expected demand for the product, as well as changes in technology, in order to determine whether or not a reserve is necessary to record the inventory at net realizable value.

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

Income Taxes

Prior to the Exchange Transaction, Global Trek Xploration elected under the Internal Revenue Code to be an S corporation. In lieu of corporation income taxes, the shareholders of an S corporation are taxed on their proportionate share of the company’s taxable income. Therefore, no provision or liability for federal income taxes was included in the financial statements prior to the Exchange Transaction.

As a result of the Exchange Transaction, GTX is now considered a C corporation and as such, we account for income taxes utilizing the liability method.  Under such method, deferred income tax assets are recognized for the tax consequences of temporary differences between the tax and financial statement reporting bases of assets and liabilities.  A valuation allowance can be provided for a net deferred tax asset, due to uncertainty of realization.

Stock-based Compensation
Stock based compensation expense is recorded for stock and stock options awarded in return for services rendered. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis, which is generally commensurate with the vesting period. The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest.

Recently Issued Accounting Standards

In April 2009, the FASB issued an update to ASC 820, Fair Value Measurements and Disclosures, to provide additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. Additional disclosures are required regarding fair value in interim and annual reports. These provisions are effective for interim and annual periods ending after June 15, 2009.  The adoption of this guidance did not have an impact on this company’s consolidated financial statements.

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

In July 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”). The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. The Codification eliminates the previous US GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. However, rules and interpretive releases of the Securities Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The Codification was effective for interim and annual periods ending after September 15, 2009. The Company adopted the Codification for the quarter ending September 30, 2009.  There was no impact to the consolidated financial results as this change is disclosure-only in nature.

In September 2009, the EITF reached final consensus on Issue 08-1, Revenue Arrangements with Multiple Deliverables, or Issue 08-1, which will update ASC 605, Revenue Recognition, and changes the accounting for certain revenue arrangements. The new requirements change the allocation methods used in determining how to account for multiple payment streams and will result in the ability to separately account for more deliverables, and potentially less revenue deferrals. Additionally, Issue 08-1 requires enhanced disclosures in financial statements. Issue 08-1 is effective for revenue arrangements enter into or materially modified in fiscal years beginning after June 15, 2010 on a prospective basis, with early application permitted. We are currently evaluating the impact this Issue will have on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are submitted in a separate section of this report, beginning on F-1, and are incorporated herein and made a part hereof.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control Over Financial Reporting

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

Management, with the participation of our principal executive and financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).    Based on that evaluation, management concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors.  Each of our directors was elected by the stockholders and serves until his or her successor is elected and qualified.

The board of directors currently has no nominating, audit or compensation committee at this time.

Our chief executive officer serves pursuant to an employment agreement which was extended to March 14, 2011, and will automatically be extended for successive one-year periods if not cancelled by either party.  See “Item 10, Executive Compensation – Employment Agreements.”

The following table sets forth information regarding our executive officers and directors.

Name	Position Held	Age	Date First Appointed
Patrick E. Bertagna	President, Chief Executive Officer and Chairman of the Board	46	March 14, 2008
Murray Williams	Chief Financial Officer, Treasurer and Secretary	39	March 14, 2008
Christopher M. Walsh	Chief Operating Officer	60	March 14, 2008
Patrick Aroff	Director	47	March 14, 2008
Louis Rosenbaum	Director	59	March 14, 2008
Jeffrey Sharpe	Director	38	April 7, 2006

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

Patrick E. Bertagna – Chief Executive Officer, President and Chairman of the Board

Mr. Bertagna was the founder of GTX California in September 2002 and has since served as its Chief Executive Officer, President and Chairman of the Board of Directors of GTX.  He is co-inventor of the company’s patented GPS footwear technology.  His career spans over 28 years in building companies in both technology and consumer branded products.

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

Murray Williams - Chief Financial Officer, Treasurer and Secretary

Mr. Williams became the Company’s Chief Financial Officer, Treasurer and Secretary on March 14, 2008.  Mr. Williams’ finance career spans over 17 years.  From February 15, 2007 until he became our Chief Financial Officer, Mr. Williams was an independent business and financial consultant to individuals and development stage companies.   From June 2005 to February 15, 2007, Mr. Williams was the Chief Financial Officer of Interactive Television Networks, Inc. ("ITVN"), a public company and a leading provider of Internet Protocol Television hardware, programming software and interactive networks. Prior to joining ITVN, from September 2001, Mr. Williams was a consultant and investor in numerous companies, including ITVN.  In January 1998, Mr. Williams was one of the founding members of Buy.com, Inc.  Mr. Williams developed the finance, legal, business development and human resource departments of Buy.com and last served as its Senior Vice President of Global Business Development until August 2001.  Prior to joining Buy.com, from January 1993 to January 1998, Mr. Williams was employed with KPMG Peat Marwick, LLP and last served as a manager in their assurance practice.  Mr. Williams managed a team of over 20 professionals specializing in financial services with an emphasis on public offerings, private financings and mergers/acquisitions. Mr. Williams also serves on the board of directors of Beyond Commerce, Inc., a public company that operates a social Web site and an internet advertising business.

Mr. Williams is a CPA and received degrees in both Accounting and Real Estate from the University of Wisconsin-Madison.

Christopher M. Walsh - Chief Operating Officer

Mr. Walsh joined this company as its Chief Operating Officer in March 2008.  Mr. Walsh began his career with Nike in 1974 and subsequently established and implemented Nike’s first manufacturing operation in the Far East. In 1989, Mr. Walsh joined Reebok International as Vice President of Production. In that role he established the Company's inaugural Asian organization headquartered in Hong Kong with satellite organizations across Asia, and also played a critical role on the Reebok Pump Task Force directing the manufacturing initiatives associated with the unique components of the Pump system. After Reebok, Mr. Walsh moved to LA Gear in 1992 and, as Chief Operating Officer, became a critical figure in the turnaround team assembled by LA Gear and was responsible for all research and development, design, manufacturing, sourcing, quality control, distribution and logistics.

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

After leaving a successful advertising career of 18 years in June 2003, Mr. Aroff started a residential and commercial real estate development company.  In June 2004, Mr. Aroff founded Encore Brands, LLC, a beverage company, where he serves as its Chief Executive Officer and a Managing Member.

Mr. Aroff received his education at the Art Center College of Design in Pasadena and has garnered numerous awards during his career, including: Clio, Belding, New York Ad Club, Best in the West, Cannes International Ad Festival, and an OBIE.

Louis Rosenbaum - Director

Mr. Rosenbaum served as a member of GTX California’s Board of Directors from September 2002 until June 2005 and then again from October 2007 until March 2008, at which time he became a director of GTX Corp.  Mr. Rosenbaum was a founder of GTX California and an early investor in GTX California.

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

Jeffrey Sharpe - Director

Mr. Sharpe was the President, Secretary, Treasurer and a director of our company from its formation on April 7, 2006 until the Exchange Transaction on March 14, 2008, at which time he resigned all positions other than his position as a member of the Company’s Board of Directors.  Mr. Sharpe co-founded a privately held health and wellness company, No Excuse Inc., based in Canada, and his principal occupation over the past six years has been serving as President and Chief Executive Officer of No Excuse Inc.  Mr. Sharpe has also served on the Advisory Board of several not-for-profit organizations including the Canadian Cancer Society and Diamond Ball.

Mr. Sharpe was granted a Bachelor’s in Human Kinetics from the University of British Columbia in 1995.

Director Qualifications and Diversity

Our Board of Directors has not adopted a formal policy with regard to the consideration of diversity when evaluating candidates for election to the Board.  However, our Board believes that membership should reflect diversity in its broadest sense, but should not be chosen nor excluded based on race, color, gender, national origin or sexual orientation.  In this context, the Board does consider a candidate’s experience, education, industry knowledge, history with the Company, and differences of viewpoint when evaluating his or her qualifications for election to the Board.  Whenever our Board evaluates a potential candidate, the Board considers that individual in the context of the composition of the Board as a whole.

The standards that our Board considers in selecting candidates (although candidates need not possess all of the following characteristics, and not all factors are weighted equally) include the director’s or nominee’s, Industry knowledge and contacts in industries served by the Company, independent judgment, ability to broadly represent the interests of all stockholders and other constituencies, maturity and experience in policy making decisions, business skills, background and relevant expertise that are useful to the company and its future needs, and other factors determined to be relevant by the Board.

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

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of the company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”).  Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of reporting forms received by the company, the company believes that the following Forms 3 and 4 were filed later than is required under Section 16(a) of the Securities Exchange Act of 1934:

•
Multi-Media Technology Ventures, Ltd was late in filing twenty six Form 4s in connection with its sale of 332,362 shares of our common stock from March 31, 2009 through December 9, 2009.  Multi-Media Technology Ventures, Ltd filed a Form 5 disclosing these sales with the SEC on February 26, 2010;

•
Patrick Aroff was late in filing six Form 4s in connection with his sales of our common stock on August 20, 2009 (50,000 shares), August 26, 2009 (10,000) shares, September 1, 2009 (15,000 shares),  September 9, 2009 (30,000 shares), September 11, 2009 (20,000 shares), September 15, 2009 (75,000 shares).  A Form 4 for these sales was filed with the SEC on November 18, 2009.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table.  The following table sets forth the compensation for the fiscal years ended December 31, 2009 and December 31, 2008 for services rendered to us (including our subsidiary, GTX California) by all persons who served as our Chief Executive Officer and our Chief Financial Officer during 2009, and our two most highly compensated executive officers other than our Chief Executive Officer and Chief Financial Officer (collectively, the “Named Executive Officers”).  GTX Corp acquired GTX California, our primary operating subsidiary, on March 14, 2008.  The table below sets forth all compensation to the following officers of GTX Corp in 2008 and 2009 by either GTX Corp or GTX California.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 12/31	Salary ($)	Bonus ($)	Stock Awards ($)(7)		Option Awards ($)(8)		All Other Compensation ($)	Total ($)
Patrick Bertagna(1)	2009	135,000	–	11,025	(4)	4,988	(4)	–	151,013
	2008	118,750	–	152,975	(4)	310,441	(4)	–	582,166
Murray Williams(2)	2009	135,000	–	4,725	(5)	4,988	(5)	–	144,713
	2008	118,750	–	152,975	(5)	259,157	(5)	–	530,882
Christopher Walsh(3)	2009	108,000	–	4,725	(6)	4,988	(6)	–	117,713
	2008	95,000	–	37,975	(6)	259,157	(6)	–	392,132

(1)	Patrick Bertagna became our Chief Executive Officer and Chairman of the Board upon the closing of the Exchange Transaction on March 14, 2008.

(2)	Chief Financial Officer and Secretary since the closing of the Exchange Transaction on March 14, 2008.

(3)	Chief Operating Officer since the closing of the Exchange Transaction on March 14, 2008.

(4)
175,000 shares of common stock valued at $0.063 per share were granted on February 19, 2009.  Options for 54,000 shares were granted on November 17, 2009 with a strike price of $0.18; options for 4,500 shares vest monthly beginning January 1, 2010 through December 1, 2010.  150,000 shares and 900,000 option shares were granted on March 16, 2008 with a strike price of $0.75; options for 300,000 of the foregoing 900,000 shares vested on March 16, 2009 and the remaining 600,000 options vest monthly thereafter at a rate of 25,000 per month.  2,500 shares and options for 25,000 shares were granted on December 5, 2008 with a strike price of $0.19 as a holiday bonus; the options for 25,000 shares vested immediately.  As a bonus for the successful completion of over one million dollars of Additional Financing, 40,000 shares of our common stock valued at $1.00 per share were granted on May 12, 2008.

(5)
75,000 shares of common stock valued at $0.063 per share were granted on February 19, 2009.  Options for 54,000 shares were granted on November 17, 2009 with a strike price of $0.18; options for 4,500 shares vest monthly beginning January 1, 2010 through December 1, 2010.  150,000 shares and options for 750,000 shares were granted on March 16, 2008 with a strike price of $0.75;  options for 250,000 of the foregoing shares vested on March 16, 2009 and the remaining 500,000 options vest monthly thereafter at a rate of 20,833 per month.  2,500 shares and options for 25,000 shares were granted on December 5, 2008 with a strike price of $0.19 as a holiday bonus; the 25,000 options vested immediately.  As a bonus for the successful completion of over one million dollars of Additional Financing, 40,000 shares of our common stock were granted on May 12, 2008.

(6)
75,000 shares of common stock valued at $0.063 per share were granted on February 19, 2009.  Options for 54,000 shares were granted on November 17, 2009 with a strike price of $0.18; options for 4,500 shares vest monthly beginning January 1, 2010 through December 1, 2010. 50,000 shares and options for 750,000 shares were granted on March 16, 2008 with a strike price of $0.75; 250,000 of the foregoing options shares vested on March 16, 2009 and the remaining 500,000 shares vest monthly thereafter at a rate of 20,833 per month.  2,500 shares and options for 25,000 shares were granted on December 5, 2008 with a strike price of $0.19 as a holiday bonus; the 25,000 option shares vested immediately.

(7)
The values shown in this column represent the aggregate grant date fair value of stock awards granted during the fiscal year, in accordance with FASB ASC Topic 718.  For additional information on the valuation assumptions with respect to the stock awards, refer to Notes 2 and 7 of our financial statements in this Annual Report.

(8)
The values shown in this column represent the aggregate grant date fair value of equity-based awards granted during the fiscal year, in accordance with FASB ASC Topic 718.  For additional information on the valuation assumptions with respect to the option grants, refer to Notes 2 and 7 of our financial statements in this Annual Report. These amounts reflect our accounting expense for these awards, which is being expensed over the three-year vesting period of the 2008 option awards and over the one-year vesting period of the 2009 option awards, and do not correspond to the actual value that may be recognized by the named executive from these awards.

Outstanding Equity Awards

The following table sets forth information as of December 31, 2009 concerning unexercised options, unvested stock and equity incentive plan awards for the Named Executive Officers.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Patrick Bertagna	25,000	(3)	—		—	$.19/share	12/5/2011	—	—	—	—
	437,497	(1)	312,503	(1)	—	$.75/share	2012-2014	—	—	—	—
	87,503	(2)	62,497	(2)	—	$.75/share	2012-2014	—	—	—	—
	—		54,000	(4)	—	$.18/share	2013	—	—	—	—
Murray Williams	25,000	(3)	—		—	$.19/share	12/5/2011	—	—	—	—
	437,497	(1)	312,503	(1)	—	$.75/share	2012-2014	—	—	—	—
	—		54,000	(4)	—	$.18/share	2013	—	—	—	—
Christopher Walsh	25,000	(3)	—		—	$.19/share	12/5/2011	—	—	—	—
	437,497	(1)	312,503	(1)	—	$.75/share	2012-2014	—	—	—	—
	—		54,000	(4)	—	$.18/share	2013	—	—	—	—

(1)
Each officer holds an option to purchase up to 750,000 shares of common stock at $0.75 per share.  Options to purchase 250,000 shares vested on March 16, 2009, and the remaining options to purchase 500,000 vest at a rate of 20,833 each month for the 23 months beginning on April 16, 2009 and the remaining 20,841 Options shall vest on March 16, 2011.  The options expire on the third anniversary of the vesting date.

(2)
For his services as a member of the board of directors, Patrick Bertagna also received an option to purchase up to 150,000 shares of common stock at $0.75 per share.  Options to purchase 50,000 shares vested on March 16, 2009, and the remaining options to purchase 100,000 vest at a rate of 4,167 each month for the 23 months beginning on April 16, 2009 and the remaining 4,159 Options shall vest on March 16, 2011.  The options expire on the third anniversary of the vesting date.

(3)
On December 5, 2008, each officer received an option to purchase up to 25,000 shares of common stock at $0.19 per share.  The 25,000 options vested on December 5, 2008 and are currently exercisable.  The options expire on the third anniversary of the vesting date.

(4)
On November 17, 2009, each officer received an option to purchase up to 54,000 shares of common stock at $0.18 per share.  The 54,000 options vest at a rate of 4,500 each month for the 12 months beginning on January 1, 2010.  The options expire on the third anniversary of the vesting date.

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

The following table summarizes the compensation of each of our directors who is not also a named executive officer for their service as a director for the year ended December 31, 2009.  The compensation of Mr. Bertagna, who serves as a director and as our Chief Executive Officer, is described above in the Summary Compensation Table.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)(2)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Patrick Aroff(4)	24,000	3,150	2,771	(3)	N/A	N/A	N/A	29,921

Louis Rosenbaum(5)	24,000	3,150	2,771	(3)	N/A	N/A	N/A	29,921

Jeffrey Sharpe(6)	-0-	3,150	2,771	(3)	N/A	N/A	N/A	5,921

(1)	Reflects cash compensation earned for special services rendered to the company.

(2)
This column represents the aggregate grant date fair value of options awarded computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures related to service-based vesting conditions.  For additional information on the valuation assumptions with respect to the option grants, refer to Notes 2 and 7 of our financial statements in this Annual Report.  These amounts do not correspond to the actual value that will be recognized by the named directors from these awards.

(3)
Represents the total grant date fair value of options to purchase 30,000 shares of common stock granted to this director on November 17, 2009.  These amounts reflect our accounting expense for these awards, which is being amortized over the twelve-month vesting period of the option award, and do not correspond to the actual value that may be recognized from these awards by the named Directors.

(4)	Mr. Aroff had 266,973 shares of common stock and 190,000 options outstanding as of December 31, 2009.

(5)	Mr. Rosenbaum had 2,020,165 shares of common stock and 190,000 options outstanding as of December 31, 2009.

(6)	Mr. Sharpe had 50,000 shares of common stock and 190,000 options outstanding as of December 31, 2009.

Employment Agreements

The following are summaries of the employment agreements with the Company’s executive officers that became effective at the closing of the Exchange Transaction on March 14, 2008:

Patrick E. Bertagna, our Chief Executive Officer and President, is employed pursuant to a written agreement dated as of March 14, 2008.  The agreement has a term of two years; provided however, that it is automatically extended for additional one-year periods unless either party provides written notice to the contrary at least 60 days prior to the end of the term then in effect.  Neither party provided such notice thus the agreement will automatically extend through March 13, 2011.  Mr. Bertagna receives a base salary of $150,000 per year.  He is entitled to adjustments to his base salary based on certain performance standards, at the Company’s discretion, as follows:  (i)  a bonus in an amount not less than fifteen percent (15%) of  yearly salary, to be paid in cash or stock, if the Company has an increase in annual revenues and Mr. Bertagna performs his duties within the time frame budgeted for such duties at or below the cost budgeted for such duties and (ii) a bonus, to be paid in cash or stock at the Company’s sole discretion, equal to $12,500 for every one million of the Company’s outstanding common stock purchase warrants that are exercised.

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

Murray Williams, our Chief Financial Officer, Treasurer and Secretary, is employed pursuant to a written agreement dated as of March 16, 2008.  The agreement has a term of two years; provided however, that it is automatically extended for additional one-year periods unless either party provides written notice to the contrary at least 60 days prior to the end of the term then in effect.  Neither party provided such notice thus the agreement will automatically extend through March 13, 2011.  Mr. Williams receives a base salary of $150,000 per year. He is entitled to adjustments to his base salary based on certain performance standards, at the Company’s discretion, as follows:  (i)  a bonus in an amount not less than fifteen percent (15%) of yearly salary, to be paid in cash or stock, if the Company has an increase in annual revenues and Mr. Williams performs his duties within the time frame budgeted for such duties and at or below the cost budgeted for such duties and (ii) a bonus, to be paid in cash or stock at the Company’s sole discretion, equal to $12,500 for every one million of the Company’s outstanding common stock purchase warrants that are exercised.

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

Christopher M. Walsh, our Chief Operating Officer, is employed pursuant to a written agreement dated as of March 14, 2008.  The agreement has a term of two years; provided however, that it is automatically extended for additional one-year periods unless either party provides written notice to the contrary at least 60 days prior to the end of the term then in effect.  Neither party provided such notice thus the agreement will automatically extend through March 13, 2011.  Mr. Walsh shall receive a base salary of $120,000 per year during the first year of employment and $150,000 per year during the second year of employment. He is entitled to adjustments to his base salary based on certain performance standards, at the Company’s discretion, as follows:  (i) a bonus in an amount not to exceed fifty percent (50%) of  yearly salary, to be paid in cash or stock, if the Company has in increase in annual revenues and Mr. Walsh performs his duties within the time frame budgeted for such duties at or below the cost budgeted for such duties and (ii) a bonus, to be paid in cash or stock at the Company’s sole discretion, equal to $10,000 for every one million of the Company’s outstanding common stock purchase warrants that are exercised.

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

The plan also permits the grant of stock appreciation rights in connection with the grant of an incentive stock option or a non-qualified stock option, or unexercised portion thereof held by the grantee.  The grant price of a stock appreciation right shall be at least at the fair market value of a share on the date of grant of the stock appreciation right, and be subject to such terms and conditions, not inconsistent with the provisions of the 2008 Plan, as shall be determined by the Committee.  Each stock appreciation right may include limitations as to the time when such stock appreciation right becomes exercisable and when it ceases to be exercisable, which may be more restrictive than the limitations on the exercise of the stock option to which it relates.  No stock appreciation right shall be exercisable with respect to such related stock option or portion thereof unless such stock option or portion shall itself be exercisable at that time.  A stock appreciation right shall be exercised only upon surrender of the related stock option or portion thereof in respect of which the stock appreciation right is then being exercised.  Upon the exercise of a stock appreciation right, a grantee shall be entitled to receive an amount equal to the product of (i) the amount by which the fair market value of a share of common stock on the date of exercise of the stock appreciation right exceeds the option price per share specified in the related incentive or non-qualified stock option and (ii) the number of shares of common stock in respect of which the stock appreciation right shall have been exercised.  Further, a stock appreciation right shall be exercisable during the grantee’s lifetime only by the grantee.

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

The following table sets forth certain information as of March 30, 2010, regarding the beneficial ownership of our common stock by (i) each stockholder known by us to be the beneficial owner of more than five percent of our common stock, (ii) by each of our executive officers named in the Summary Compensation Table and our directors and (iii) by all of our executive officers and directors as a group.  Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned.  Unless otherwise noted in the table, the address for each of the persons identified is 117 W 9th Street; Suite 1214, Los Angeles, CA  90015.  Beneficial ownership is calculated based upon 40,480,699 shares of common stock issued and outstanding as of March 30, 2010.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Common Stock
Patrick E. Bertagna(2) CEO and Chairman of the Board	4,232,628 shares	10.27%

Murray Williams(3) Chief Financial Officer/Secretary	826,662shares	2.01%

Christopher Walsh(4) Chief Operating Officer,	1,005,998 shares	2.45%

Louis Rosenbaum(5) Director	2,198,503 shares	5.41%

Patrick Aroff(6) Director	435,311 shares	1.07%

Jeffrey Sharpe(7) Director	180,838 shares	0.45%

All directors and named executive officers as a group (6 persons)	8,879,940 shares	21.55%

Other 5% Stockholders:
Ron Paxson (8) 30872 S. Coast Hwy. #191 Laguna Beach, CA 92651	4,109,590 shares	10.10%

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

(2)
The 4,232,628 shares beneficially owned include 3,515,128 shares and 717,500 stock options, of which: 600,000 have vested as of March 30, 2010 with an exercise price of $0.75 per share, 13,500 have vested as of March 30, 2010 with an exercise price of $0.18 per share, 25,000 vested on December 5, 2008 with an exercise price of $0.19 per share, 50,000 will vest within 60 days with an exercise price of $0.75 per share, 9,000 will vest within 60 days with an exercise price of $0.18 per share and 20,000 will vest within 60 days with an exercise price of $0.17 per share.

(3)
The 826,662 shares beneficially owned include 217,500 shares and 609,162 stock options, of which: 499,996 have vested as of March 30, 2010 with an exercise price of $0.75 per share, 13,500 have vested as of March 30, 2010 with an exercise price of $0.18 per share, 25,000 vested on December 5, 2008 with an exercise price of $0.19 per share, 41,666 will vest within 60 days with an exercise price of $0.75 per share, 9,000 will vest within 60 days with an exercise price of $0.18 per share and 20,000 will vest within 60 days with an exercise price of $0.17 per share.

(4)
The 1,005,998 shares beneficially owned include 396,836 shares and 609,162 stock options, of which: 499,996 have vested as of March 30, 2010 with an exercise price of $0.75 per share, 13,500 have vested as of March 30, 2010 with an exercise price of $0.18 per share, 25,000 vested on December 5, 2008 with an exercise price of $0.19 per share, 41,666 will vest within 60 days with an exercise price of $0.75 per share, 9,000 will vest within 60 days with an exercise price of $0.18 per share, and 20,000 will vest within 60 days with an exercise price of $0.17 per share.

(5)
The 2,198,503 shares beneficially owned include 2,045,165 shares and 153,338 stock options, of which: 100,004 have vested as of March 30, 2010 with an exercise price of $0.75 per share, 7,500 have vested as of March 30, 2010 with an exercise price of $0.18 per share, 10,000 vested on December 5, 2008 with an exercise price of $0.19 per share, 8,334 will vest within 60 days with an exercise price of $0.75 per share, 5,000 will vest within 60 days with an exercise price of $0.18, 10,000 will vest within 60 days with an exercise price of $0.16 per share and 12,500 will vest within 60 days with an exercise price of $0.17 per share.

(6)
The 435,311 shares beneficially owned include 291,973 shares and 143,338 stock options, of which: 100,004 have vested as of March 30, 2010 with a strike price of $0.75 per share, 7,500 have vested as of March 30, 2010 with an exercise price of $0.18 per share, 10,000 vested on December 5, 2008 with an exercise price of $0.19 per share, 8,334 will vest within 60 days with an exercise price of $0.75 per share, 5,000 will vest within 60 days with an exercise price of $0.18 and 12,500 will vest within 60 days with an exercise price of $0.17 per share.

(7)
The 180,838 shares beneficially owned include 50,000 shares and 130,838 stock options, of which: 100,004 have vested as of March 30, 2010 with an exercise price of $0.75 per share, 7,500 have vested as of March 30, 2010 with an exercise price of $0.18 per share, 10,000 vested on December 5, 2008 with an exercise price of $0.19 per share 8,334 will vest within 60 days with an exercise price of $0.75 per share and 5,000 will vest within 60 days with an exercise price of $0.18

(8)
The 4,109,590 shares beneficially owned include 3,321,774 shares and 175,000 warrants having an exercise price of $1.50 per share owned of record by Multi-Media Technology Ventures Ltd; 23,450 warrants having an exercise price of $1.50 per share owned of record by Hillside Enterprises, Inc. and 642,172 shares personally owned by Mr. Paxson.  Mr. Paxson is the general partner for Multi Media Technology Ventures Ltd.  Mr. Paxson has the sole voting and dispositive power over the shares of Multi-Media Technology Ventures Ltd and Hillside Enterprises, Inc.

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

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

•	disclosing such transactions in reports where required;

•	disclosing in any and all filings with the SEC, where required;

•	obtaining disinterested directors consent; and

•	obtaining stockholder consent where required.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Audit Committee has appointed LBB & Associates Ltd., LLP as our independent registered public accounting firm.  The following table shows the fees that were paid or accrued by us for audit and other services provided by LBB & Associates Ltd., LLP

	2009	2008
Audit Fees (1)	$73,000	$66,000
Audit-Related Fees (2)	1,000	600
Tax Fees (3)	-	-
All Other Fees	-	-
Total	$73,000	$66,600

(1)
Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our quarterly financial statements and those services normally provided in connection with statutory or regulatory filings or engagements including comfort letters, consents and other services related to SEC matters.  This information is presented as of the latest practicable date for this annual report.

(2)
Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.” This category primarily includes services relating to accounting-related consulting.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

The Company’s financial statements and related notes thereto are listed and included in this Annual Report beginning on page F-1.   The following exhibits are filed with, or are incorporated by reference into, this Annual Report.

Exhibit Number	Description
2.1	Share Exchange Agreement dated March 4, 2008 by and among the Registrant, Global Trek Xploration, the stockholders of Global Trek Xploration and Jupili Investment S.A. (1)
3.1	Articles of Incorporation of the Registrant filed with the State of Nevada on April 7, 2006 (2)
3.2	Amended and Restated Bylaws of the Registrant(3)
10.1	Amended Lease Agreement between Bar Code World Inc. and Patrick E. Bertagna, on the one hand, and Anjac Fashion Buildings dated January 22, 2010*
10.2	Employment Agreement between the Registrant and Patrick E. Bertagna dated March 14, 2008(3)
10.3	Employment Agreement between the Registrant and Christopher M. Walsh dated March 14, 2008(3)
10.4	Employment Agreement between the Registrant and Murray Williams dated March 14, 2008(3)
10.5	Form of Subscription Agreement(3)
10.6	License Agreement between Global Trek Xploration and My Athlete LLC dated September 15, 2007(3)
10.7	GTX Corp 2008 Equity Compensation Plan(3)
10.8	Form of Securities Purchase Agreement and Warrant Agreement (Additional Financing Transaction)(4)
10.9	Form of Securities Purchase Agreement and Warrant Agreement (Financing Transaction)(3)
10.10	Lease Modification Agreement between Global Trek Xploration and the Mock Family Limited Partnership dated December 14, 2009*
10.11	Investment Banking Advisory Agreement between Meyers Resources LP and GTX Corp dated May 6, 2008(4)
10.12	Investment Agreement by and between GTX Corp and Dutchess Equity Fund, LP dated November 16, 2009(6)
10.13	Registration Rights Agreement by and between GTX Corp and Dutchess Equity Fund, LP dated November 16, 2009(6)
10.14	Amendment, dated March 11, 2010 to Investment Agreement by and between GTX Corp and Dutchess Equity Fund, LP dated November 16, 2009(7)
14.1	Code of Business Conduct and Ethics(3)
17.1	Resignation letter of Jeffrey Sharpe dated March 14, 2008(3)
21.1	Subsidiaries (5)
23.1	Consent of LBB & Associates Ltd., LLP*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002*

* Filed herewith.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8K dated March 10, 2008.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 as filed December 12, 2006.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8K dated March 20, 2008.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 dated May 12, 2008.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated March 20, 2009.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8K dated November 18, 2009.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8K dated March 17, 2010.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTX Corp (Registrant)

Date: March 30, 2010	By:	/s/ Patrick E. Bertagna
Patrick E Bertagna
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Patrick E. Bertagna	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2010
/s/ Murray Williams	Chief Financial Officer, Treasurer, Secretary (Principal Accounting	March 30,2010
Officer)
/s/ Jeffrey Sharpe	Director	March 30, 2010
/s/ Patrick Aroff	Director	March 30, 2010
/s/ Louis Rosenbaum	Director	March 30, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
GTX Corp
Los Angeles, CA

We have audited the accompanying consolidated balance sheets of GTX Corp (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GTX Corp as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

LBB & Associates Ltd., LLP

Houston, Texas
March 30, 2010

GTX CORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$454,667	$706,873
Certificates of deposit	-	1,500,000
Accounts receivable, net	5,206	36,630
Inventory, net	1,482	36,862
Other current assets	34,049	29,408

Total current assets	495,404	2,309,773

Property and equipment, net	253,100	151,220
Other assets	10,459	19,745

Total assets	$758,963	$2,480,738

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$279,152	$319,961
Total current liabilities	279,152	319,961

Total liabilities	279,152	319,961

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.001 par value; 2,071,000,000 shares authorized;
39,466,540 and 38,680,540 shares issued and outstanding at
December 31, 2009 and 2008, respectively	39,466	38,680
Additional paid-in capital	10,007,669	9,564,024
Accumulated deficit	(9,567,324)	(7,441,927)

Total stockholders’ equity	479,811	2,160,777

Total liabilities and stockholders’ equity	$758,963	$2,480,738

See accompanying notes to consolidated financial statements

GTX CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008

Revenues	$253,020	$424,166

Cost of goods sold	171,018	334,482

Gross margin	82,002	89,684

Operating expenses
Wages and benefits	1,081,239	1,520,706
Professional fees	607,712	1,184,069
Research and development	106,711	371,924
General and administrative	449,299	402,293

Total operating expenses	2,244,961	3,478,992

Loss from operations	(2,162,959)	(3,389,308)

Other income (expense)
Interest income	37,562	50,661
Interest expense	-	(62,636)

Net loss	$(2,125,397)	$(3,401,283)

Weighted average number of common
shares outstanding - basic and diluted	39,255,200	33,778,909

Net loss per share - basic and diluted	$(0.05)	$(0.10)

See accompanying notes to consolidated financial statements

GTX CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance,
December 31, 2007	15,605,879	$15,606	$3,357,863	$(4,040,644)	$(667,175)
Issuance of common stock for cash from exercise of warrants	871,479	871	397,928	-	398,799
Cashless issuance of common stock from exercise of stock warrants	1,165,879	1,166	202	-	1,368
Issuance of common stock for payment of accounts payable	76,112	76	33,674	-	33,750
Conversion of shareholder note payable and accrued interest into common stock	280,652	281	118,230	-	118,511
Issuance of common stock in connection with recapitalization	13,999,960	14,000	(14,000)	-	-
Conversion of note payable and accrued interest into common stock	1,374,334	1,374	1,029,376	-	1,030,750
Issuance of common stock in conjunction with private placement	2,666,668	2,667	1,997,333	-	2,000,000
Stock option compensation	-	-	341,992	-	341,992
Issuance of common stock in conjunction with PIPE II, net	1,862,000	1,862	1,606,388	-	1,608,250
Issuance of common stock for services	777,577	777	695,038	-	695,815
Net loss	-	-	-	(3,401,283)	(3,401,283)
Balance,
December 31, 2008	38,680,540	38,680	9,564,024	(7,441,927)	2,160,777
Issuance of common stock for services	771,000	771	53,679	-	54,450
Issuance of common stock from exercise of stock options	15,000	15	885	-	900
Stock option compensation	-	-	389,081	-	389,081
Net loss	-	-	-	(2,125,397)	(2,125,397)
Balance,
December 31, 2009	39,466,540	$39,466	$10,007,669	$(9,567,324)	$479,811

See accompanying notes to consolidated financial statements

GTX CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008
Cash flows from operating activities
Net loss	$(2,125,397)	$(3,401,283)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	102,970	34,484
Bad debt expense	84,284	26,600
Stock based compensation	443,531	1,025,264
Changes in operating assets and liabilities
Accounts receivable	(52,860)	(63,230)
Inventory	35,380	(21,550)
Other current and non-current assets	4,645	(36,611)
Accounts payable and accrued expenses	(40,809)	74,107

Net cash used in operating activities	(1,548,256)	(2,362,219)

Cash flows from investing activities
Proceeds from certificates of deposit	1,500,000	-
Proceeds from disposal of property and equipment	2,612	-
Purchase of certificates of deposit	-	(1,500,000)
Purchase of property and equipment	(207,462)	(173,894)

Net cash provided by (used in) investing activities	1,295,150	(1,673,894)

Cash flows from financing activities
Proceeds from issuance of common stock	-	3,732,000
Proceeds from exercise of stock options	900	-
Proceeds from issuance of common stock from exercise of stock warrants	-	398,799
Commissions paid in relation to May 2008 Financing	-	(123,750)

Net cash provided by financing activities	900	4,007,049

Net decrease in cash and cash equivalents	(252,206)	(29,064)

Cash and cash equivalents, beginning of period	706,873	735,937

Cash and cash equivalents, end of period	$454,667	$706,873

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

Supplementary disclosure of noncash financing activities:
Issuance of common stock for repayment of note payable and accrued interest	$-	$1,030,750
Issuance of common stock for repayment of shareholder note payable and accrued interest	$-	$118,511
Issuance of common stock for repayment of accounts payable	$-	$33,750
Issuance of common stock for other asset	$-	$37,625

See accompanying notes to consolidated financial statements

GTX CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           ORGANIZATION AND NATURE OF OPERATIONS

GTX Corp and subsidiaries (the “Company” or “GTX”) develops and integrates miniaturized Global Positioning Systems, (“GPS”) tracking and cellular location technology for consumer products and service applications. Formerly known as Deeas Resources Inc., GTX owns 100% of the issued and outstanding capital stock of Global Trek Xploration (“GTX California”), acquired on March 14, 2008 in an exchange transaction (hereafter referred to as the “Exchange Transaction”), LOCiMOBILE, Inc, incorporated in the State of Nevada on October 14, 2008 and Code Amber News Service, Inc. (“CANS”) incorporated in the State of Nevada on February 11, 2009.   On September 22, 2008, the Company dissolved 0758372 B.C. Ltd, a former subsidiary of Deeas Resources Inc.

Concurrent with the March 14, 2008 Exchange Agreement described below, the Company changed its name from Deeas Resources Inc. to GTX Corp.  LOCiMOBILE, Inc. has developed and owns LOCiMobile®, a suite of mobile tracking applications that turn the iPhone and other GPS enabled handsets into a tracking device which can then be tracked through our Location Data Center tracking portal and which allows the user to send a map to the recipient’s phone showing the user’s location.  CANS is a U.S. and Canadian syndicator of all state Amber Alerts providing website tickers and news feeds to merchants, internet service providers, affiliate partners, corporate sponsors and local, state and federal agencies.  Unless the context indicates otherwise, references herein to “we,” “our,” or the "Company" during periods prior to March 14, 2008 refer solely to Global Trek Xploration, while references to “we,” “our,” “GTX” or the "Company" after March 14, 2008 refer to both GTX Corp and its subsidiaries. All references to "Deeas" refer to Deeas Resources Inc. on a stand-alone basis prior to March 14, 2008.

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

Revenue Recognition
Revenues consist primarily of the sale of GPS tracking devices, the related monthly service fees and licensing agreements, CANS annual subscriptions and points of display and our mobile tracking applications sold via the iTunes Store.

The Company recognizes revenue from product sales when the product is shipped to the customer and title has transferred. The Company assumes no remaining significant obligations associated with the product sale other than that related to its warranty program discussed below.  Revenue related to monthly service fees, licensing agreements and annual subscriptions are recognized over the respective terms of the agreements.  Application revenue is recognized when the application is purchased by the customer on the iTunes Store.  Revenues generated from smart phone applications are recognized upon receipt of payment.

Revenue from multiple-element arrangements is allocated to the elements based on the relative fair value of each element, which is generally based on the relative sales price of each element when sold separately. Each element’s allocated revenue is recognized when the revenue recognition criteria for that element have been met. If the Company cannot objectively determine the fair value of any undelivered element included in a multiple-element arrangement, the Company defers revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.

Revenues recognized during the year ended December 31, 2008 were received from one customer primarily for the sale of approximately 900 gpVector™ Powered Athlete Tracking Systems.

Allowance for Doubtful Accounts
We extend credit based on our evaluation of the customer’s financial condition.  We carry our accounts receivable at net realizable value. We monitor our exposure to losses on receivables and maintain allowances for potential losses or adjustments. We determine these allowances by (1) evaluating the aging of our receivables; and (2) reviewing high-risk customers financial condition. Past due receivable balances are written off when our internal collection efforts have been unsuccessful in collecting the amount due.  Our allowance for doubtful accounts for the year ended December 31, 2009 and 2008 was $110,600 and $26,600, respectively.

Shipping and Handling Costs
Shipping and handling costs are included in cost of goods sold in the accompanying consolidated financial statements.

Product Warranty
The Company’s warranty policy provides for repair or replacement of products returned within ninety days of purchase. Warranty liabilities are recorded at the time of sale for the estimated costs that may be incurred under our standard warranty. As of December 31, 2009, no products were returned for repair or replacement.  Accordingly, a warranty liability has not been deemed necessary.

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

Fair Value Estimates
Pursuant to ASC No. 820, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet.  This guidance defines fair value as the price that would be received to sell an asset or the price paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

            Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. Examples of the assets carried at Level 1 fair value generally are equities listed in active markets and investments in publicly traded mutual funds with quoted market prices.
            Level 2—Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the asset/liability’s anticipated life.
            Level 3—Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The availability of observable inputs can vary and is affected by a wide variety of factors, including, for example, the type of a security, whether the security is new and not yet established in the marketplace, and other characteristics particular to a transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. When observable prices are not available, the Company either uses implied pricing from similar instruments or valuation models based on net present value of estimated future cash flows, adjusted as appropriate for liquidity, credit, market and/or other risk factors. Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those it believes market participants would use in pricing the asset or liability at the measurement date.

The carrying values for cash and cash equivalents, certificates of deposit, accounts receivable, prepaid assets, accounts payable and accrued liabilities approximate their fair value due to their short maturities.

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

Certificates of Deposit
The Company’s certificates of deposits had maturity dates ranging from three to twelve months from the date of issue and were maintained at various financial institutions in order to ensure coverage under the Federal Deposit Insurance Corporation.

Inventory
Inventory consists of raw materials, work in process and finished goods and is valued at the lower of cost (first-in, first-out) or net realizable value. The Company evaluates its inventory for excess and obsolescence on a regular basis. In preparing the evaluation the Company looks at the expected demand for the product, as well as changes in technology, in order to determine whether or not a reserve is necessary to record the inventory at net realizable value.  For the years ending December 31, 2009 and 2008 the Company incurred charges to expense of approximately $51,000 and $6,000, respectively, associated with excess and obsolete inventory cost adjustments.

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

Website Development
The Company accounts for the development of its website by expensing all costs associated with the planning of the website as incurred and capitalizing the costs to develop the website.  Depreciation is calculated using the straight-line method over the estimated two year useful lives of the assets.

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

Net Loss Per Common Share
Net loss per common share is computed pursuant to Accounting Standards Codification (“ASC”) No. 260 “Earnings Per Share”.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no dilutive shares outstanding as of December 31, 2009 and 2008.

Research and Development
Research and development costs are clearly identified and are expensed as incurred in accordance with ASC No. 730, "Research and Development "  For the years ended December 31, 2009 and 2008, the Company incurred approximately $106,700 and $371,900 of research and development costs, respectively.

Income Taxes
Prior to the Exchange Transaction, Global Trek Xploration elected under the Internal Revenue Code to be an S corporation. In lieu of corporation income taxes, the shareholders of an S corporation are taxed on their proportionate share of the company’s taxable income. Therefore, no provision or liability for federal income taxes was included in the financial statements prior to the Exchange Transaction.

GTX is now considered a C corporation and as such, we account for income taxes utilizing the liability method.  Under such method, deferred income tax assets are recognized for the tax consequences of temporary differences between the tax and financial statement reporting bases of assets and liabilities.  A valuation allowance can be provided for a net deferred tax asset, due to uncertainty of realization.

Stock-based Compensation
Stock based compensation expense is recorded for stock and stock options awarded in return for services rendered. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis, which is generally commensurate with the vesting period. The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest.

Recently Issued Accounting Pronouncements
In April 2009, the FASB issued an update to ASC 820, Fair Value Measurements and Disclosures, to provide additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. Additional disclosures are required regarding fair value in interim and annual reports. These provisions are effective for interim and annual periods ending after June 15, 2009.  The adoption of this guidance did not have an impact on this company’s consolidated financial statements.

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

In July 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”). The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. The Codification eliminates the previous US GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. However, rules and interpretive releases of the Securities Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The Codification was effective for interim and annual periods ending after September 15, 2009. The Company adopted the Codification for the quarter ending September 30, 2009.  There was no impact to the consolidated financial results as this change is disclosure-only in nature.

In September 2009, the EITF reached final consensus on Issue 08-1, Revenue Arrangements with Multiple Deliverables, or Issue 08-1, which will update ASC 605, Revenue Recognition, and changes the accounting for certain revenue arrangements. The new requirements change the allocation methods used in determining how to account for multiple payment streams and will result in the ability to separately account for more deliverables, and potentially less revenue deferrals. Additionally, Issue 08-1 requires enhanced disclosures in financial statements. Issue 08-1 is effective for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010 on a prospective basis, with early application permitted. The adoption of this guidance did not have an impact on this company’s consolidated financial statements.

3.           INVENTORY

The components of inventory consist of the following:

	December 31,
	2009	2008

Raw materials	$537	$10,455

Work in process	-	26,407

Finished goods	945	-

Inventory	$1,482	$36,862

4.           PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	December 31,
	2009	2008
Computer and office equipment	$83,805	$81,407
Software	18,744	13,749
Website development	110,889	59,896
Software development	183,329	36,860
Less: accumulated depreciation	(143,667)	(40,692)

Total property and equipment, net	$253,100	$151,220

Depreciation expense for the years ended December 31, 2009 and 2008 was $102,970 and $34,484, respectively.

5.           SHAREHOLDER NOTE PAYABLE

During fiscal years 2002 and 2003, a shareholder (also a Director of the Company) loaned the Company a total of $78,385, bearing interest at 10% per annum, to be used in developing the Company’s product.  For the years ended December 31, 2009 and 2008 the Company incurred interest expense of $0 and $880, respectively.  The Shareholder Note Payable plus all accrued interest of $40,126 was converted into 280,652 shares of common stock during the year ended December 31, 2008

6.           INCOME TAXES

The provision for refundable Federal income tax consists of the following as of December 31:

	2009	2008
Refundable Federal income tax calculated at statutory rate of 35%	$744,000	$1,200,000
Less: Stock based compensation expense	(22,000)	(185,000)
Change in valuation allowance	(722,000)	(1,015,000)
Net refundable amount	$-	$-

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows at December 31:

	2009	2008
Deferred tax asset attributable to:
Net operating losses carried forward	$1,737,000	$1,015,000
Less: Valuation allowance	(1,737,000)	(1,015,000)
Net deferred tax asset	$-	$-

The Company established a full valuation allowance in accordance with the provision of ASC No. 760, “Deferred Tax Assets and Liabilities.” The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized.

At December 31, 2009, the Company had an unused net operating loss carryover approximating $4,937,000 that is available to offset future taxable income and expires beginning in 2028.

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

Dutchess Investment Agreement
On November 16, 2009, the Company entered into an Investment Agreement ("Investment Agreement") with Dutchess Opportunity Fund, II, LP (“Dutchess”). Pursuant to the Investment Agreement, Dutchess committed to purchase up to $10,000,000 of the Company's common stock, over the course of thirty-six months (the "Equity Line Financing"). The aggregate number of shares issuable by the Company and purchasable by Dutchess under the Investment Agreement is 12,000,000.

The Company may draw on the facility from time to time, as and when it determines appropriate in accordance with the terms and conditions of the Investment Agreement. The maximum amount that the Company is entitled to put in any one notice is 200% of the average daily volume (U.S. market only) of the common stock for the three (3) trading days prior to the date of delivery of the applicable put notice, multiplied by the average of the closing prices for such trading days. The purchase price shall be set at ninety-four percent (94%) of the volume weighted average price (VWAP) of the Company's common stock during the five (5) consecutive trading day period beginning on the trading day immediately following the date of delivery of the applicable put notice. There are put restrictions applied on days between the put notice date and the closing date with respect to that particular put. During this time, the Company shall not be entitled to deliver another put notice. In addition, Dutchess will not be obligated to purchase shares if Dutchess’s total number of shares beneficially held at that time would exceed 4.99% of the number of shares of the Company's common stock as determined in accordance with Rule 13d-1 of the Securities Exchange Act of 1934, as amended. In addition, the Company is not permitted to draw on the facility unless there is an effective registration statement to cover the resale of the shares.

On December 8, 2009 the Company filed on Form S-1 a registration statement with the Securities and Exchange Commission ("SEC") to register the resale by Dutchess of the 12,000,000 shares of the common stock underlying the Investment Agreement.   The registration statement was declared effective by the SEC on December 28, 2009.

In connection with the preparation of the Investment Agreement and the Registration Rights Agreement, the Company paid Dutchess a document preparation fee in the amount of $10,000.

Common Stock
In conjunction with the Exchange Transaction, all of the issued and outstanding shares of Global Trek Xploration at March 14, 2008 were exchanged to GTX Corp common shares on the basis of 0.8525343 common shares of GTX Corp for every one share of Global Trek Xploration.

As a result of the Exchange Transaction and the associated March 2008 Financing, (i) 13,999,960 shares of Deeas Resources common shares were recapitalized into GTX Corp, (ii) the Jupili bridge loan of $1,000,000 plus accrued interest of $30,750 was converted into 1,374,334 shares of common stock (as part of an above-described “Unit”) at $0.75 per unit and (iii) 2,666,668 shares of common stock (as part of an above-described “Unit”) were issued at $0.75 per unit in the March 2008 Financing.  In addition, as partial consideration for their work on the Exchange Agreement and the March 2008 Financing, our attorneys were issued 80,000 units valued at $0.75 per unit.

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

During the years ended December 31, 2009 and 2008, the Company issued 50,000 and 510,000 shares of common stock, respectively, from the 2008 Equity Compensation Plan to various members of management and consultants as compensation for services rendered, the grant-date fair value of which was estimated at $5,770 and $408,000, respectively.  Additionally, 15,000 stock options were exercised at $0.06 per share during fiscal year 2009 resulting in the issuance of 15,000 shares of stock valued at $900.

During July 2008, the Company’s Board of Directors reserved for issuance a pool of 40,000 shares of common stock of the Company under the 2008 Equity Compensation Plan for grant and issuance to various consultants and/or employees in lieu of paying them cash for their services (the “Award Pool”).  The Company’s Board of Directors created a Stock Award Committee that has the authority to grant and issue awards from the Award Pool.  During the years ended December 31, 2009 and 2008, 4,000 shares valued at $480 and 32,577 shares valued at $24,000, respectively were granted from the Award Pool.

During the years ended December 31, 2009 and 2008, the Company issued 717,000 and 209,500 shares of common stock, respectively, subject to restrictions upon transfer pursuant to Rule 144, as promulgated under the Securities Act of 1933, as amended, to various members of management, employees and consultants as compensation for services rendered, the grant-date fair value of which was estimated at $48,200 and $203,930, respectively.

During July 2008, the Company’s Board of Directors reserved for issuance a pool of 35,000 shares of the Company’s common stock (“Restricted Stock Award Pool”) for grant and issuance to various consultants and/or employees in lieu of paying them cash for their services.  These shares of common stock are subject to restrictions upon transfer pursuant to Rule 144, as promulgated under the Securities Act of 1933, as amended.  The Company’s Board of Directors created a Stock Award Committee that has the authority to grant and issue awards from the Restricted Stock Award Pool.  During the year ended December 31, 2008, the Company issued 8,000 shares of common stock to various consultants as compensation for services rendered, the grant-date fair value of which was estimated at $12,800.  No shares were issued from the Restricted Stock Award Pool during the year ended December 31, 2009.

During May 2008, the Company entered into a one year agreement with a third-party public relations firm.  The terms of the agreement include the issuance of 17,500 shares of common stock to be paid to the public relations firm in 4 equal installments.  The 17,500 shares of common stock were issued and held by the Company in escrow to be delivered to the public relations firm in four equal quarterly installments during the 1-year term of the agreement.  The fair value of these shares was estimated to be $37,625 based on the market price of the securities, as quoted on the OTCBB on the date of issuance.  During the years ended December 31, 2009 and 2008 $12,543 and $25,082, respectively, has been expensed in the accompanying consolidated financial statements related to this agreement.  As of December 31, 2009, the 17,500 shares have been fully earned, delivered and expensed.

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

Of the 2,666,668 warrants sold in connection with the March 2008 Financing, 1,000,002 and 1,666,666 are exercisable until March 14, 2009 and September 14, 2009, respectively.  The fair value of the 2,666,668 warrants was estimated to be $158,000 using the Black-Scholes option pricing model based on the following assumptions: expected dividend yield 0%, expected volatility 50%, risk-free interest rate 2%, and expected life of 12-18 months.

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

A summary of the Company’s warrant activity and related information for the period from December 31, 2007 through December 31, 2009 is provided below:

		Number of
	Exercise Price	Warrants

Outstanding and exercisable at December 31, 2007	$0.42 – 0.59	4,721,877
Warrants exercised for cash	0.42 – 0.59	(871,479)
Cashless exercise of warrants	0.00	(3,493,635)
Warrants exercised as settlement of liabilities	0.42 – 0.59	(356,763)
Warrants granted	0.75 – 1.50	5,996,752
Outstanding and exercisable at December 31, 2008	0.75 - 1.50	5,996,752
Warrants exercised		-
Warrants granted		-
Warrants expired	1.25	(4,041,002)
Outstanding and exercisable at December 31, 2009	$0.75 - 1.50	1,955,750

Stock Warrants as of December 31, 2009
Exercise	Warrants	Remaining	Warrants
Price	Outstanding	Life (Years)	Exercisable

$1.50	1,850,750	1.36	1,850,750
$1.25	80,000	1.36	80,000
$0.75	25,000	0.25	25,000
	1,955,750		1,955,750

Common Stock Options
On March 14, 2008, we adopted the 2008 Equity Compensation Plan, the “2008 Plan,” pursuant to which we are authorized to grant stock options intended to qualify as Incentive Stock Options, “ISO”, under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified options, restricted and unrestricted stock awards and stock appreciation rights to purchase up to 7,000,000 shares of common stock to our employees, officers, directors and consultants, with the exception that ISOs may only be granted to employees of the Company and its subsidiaries, as defined in the 2008 Plan.  The 2008 Plan shall be administered by a committee consisting of two or more members of the Board of Directors or if a committee has not been elected, the Board of Directors of the Company shall serve as the committee.

The Company recognizes option expense ratably over the vesting periods.  For the years ended December 31, 2009 and 2008, the Company recorded compensation expense related to options granted under the 2008 Plan of $389,081 and $341,992, respectively.

 The fair value of option grants was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2009	2008
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	2.21%	2.28%
Expected volatility	95.00%	50.00%
Expected life (in years)	3.5	5.0

The Plan provides for the issuance of a maximum of 7,000,000 shares of which, after adjusting for estimated pre-vesting forfeitures, approximately 2.1 million were still available for issuance as of February 19, 2010.

Stock option activity under the Plan for the year ended December 31, 2009 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Grant Date Fair Value
Outstanding at December 31, 2007	-	$-	-	$-
Options granted	4,913,000	$0.80	3.77	1,746,024
Options exercised	-	$-	-	-
Options cancelled/forfeited/ expired	(350,000)	$0.75	-	(119,663)
Outstanding at December 31, 2008	4,563,000	$0.80	3.77	1,626,361
Options granted	1,134,500	$0.13	3.50	88,979
Options exercised	(15,000)	$0.06	-	(497)
Options cancelled/forfeited/ expired	(1,415,000)	$0.84	-	(504,483)
Outstanding at December 31, 2009	4,267,500	$0.61	3.19	$1,210,360

Vested and expected to vest at December 31, 2009 (1)	4,267,500	$0.61	3.19	$1,210,360

Exercisable at December 31, 2009	2,207,422	$0.95	2.58	$699,754

(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

As of December 31, 2009, after adjusting for estimated pre-vested forfeitures, there was approximately $491,926 of unrecognized compensation cost related to unvested stock options which is expected to be recognized monthly over approximately 3 years.  The Company intends to issue new shares to satisfy share option exercises.

Share-Based Compensation Payments
Total non-cash compensation expense related to the issuance of stock, warrants, and options was as follows:

	December 31,
	2009	2008

Stock compensation	$54,450	$677,762
Warrant compensation	-	5,510
Options compensation	389,081	341,992
Total	$443,531	$1,025,264

During the year ended December 31, 2009 an additional $12,543 of stock compensation expense was recognized relating to stock granted to a third-party public relations firm during fiscal 2008 for services that were not rendered until fiscal 2009.  Additionally, warrants valued at $22,350 and common stock valued at $130,000 were recorded as Additional Paid in Capital as a cost of raising capital during the year ended December 31, 2008.

8.           COMMITMENTS & CONTINGENCIES

Operating Leases
The Company maintains non cancelable leases for its primary office space in Los Angeles, California as well as an office in Palo Alto, California which expire on January 31, 2011 and June 5, 2010, respectively.  Future minimum lease payments as of December 31, 2009 under these lease agreements are as follows:

2010	$19,252
2011	990
$20,242

Bonuses
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

Contingencies

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure you that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events. Except as described below, we are not currently a party to any material litigation.

A lawsuit has been filed against the Company by a former consultant who claims we owe $23,912 plus interest and attorney fees for services rendered during 2009.  We contend that the services in question were either not performed, not approved or not delivered and accordingly, no additional funds are due to the former consultant.  We are in the process of countersuing the former consultant and intend to defend this case rigorously.

9.           SUBSEQUENT EVENTS

Management evaluated subsequent events of the Company through the date the financial statements were issued and concluded that no subsequent events have occurred that would require recognition in the Financial Statements or disclosure in the Notes to the Consolidated Financial Statements, except as follows:

In connection with the Company’s Equity Line Financing, four (4) draws were submitted to Dutchess resulting in proceeds of $41,423 and the sale of 241,159 shares of common stock to Dutchess at prices ranging from $0.17 - $0.1763 per share.  Additionally, documentation for a fifth draw in the amount of $34,261 was completed on March 30, 2010 for the sale of 201,534 shares of common stock.  The shares have not yet been issued and the payment has not yet been received.  The Company is required to issue the shares and Dutchess is required to submit the payment within two business days of the completion of the draw.

During February and March 2010, the Company granted a total of 773,000 shares of common stock (valued at approximately $131,000) and 1,113,000 options (value at approximately $77,000) to various members of management, employees and consultants for services rendered.

On March 11, 2010, the Company amended its Investment Agreement (the “Amended Investment Agreement”) with Dutchess.   Under the Amended Investment Agreement, we may draw on the facility from time to time at our option over a three year period by selling to Dutchess either (a) 200% of the average daily volume (U.S. market only) of the common stock for the three (3) trading days prior to the date of delivery of the applicable put notice, multiplied by the average of the closing prices for such trading days, or (b) any other specified amount, up to $500,000.  The purchase price that Dutchess will pay us for the shares that we put (sell) to Dutchess is equal to 94% of the lowest daily volume weighted average price (VWAP) of our common stock during the five consecutive trading day period beginning on the trading day immediately following the date of delivery of the applicable put notice.

On March 18, 2010, the Company entered into a license agreement with Aetrex Worldwide, Inc. under which we granted Aetrex the right to embed our GPS tracking device into certain footwear products manufactured and sold by Aetrex (the “License Agreement”).  Aetrex is as a global leader in pedorthic footwear and foot orthotics, and the new product to be introduced is intended to monitor the locations of “wandering” seniors afflicted with dementia by embedding our patented location technology in Aetrex footwear.

Under the License Agreement, we granted Aetrex certain exclusive and non-exclusive rights to (i) embed our portable GPS tracking system device into footwear, and (ii) manufacture, sell and distribute in the “Territory” certain footwear containing the GPS tracking system device.  Aetrex was granted (a) the exclusive rights to embed our GPS tracking devices into all adult (male and female) footwear and into insoles, and (b) the non-exclusive rights to embed the tracking devices into athletic footwear and military footwear.  The “Territory” consists of the following:  Aetrex has the exclusive rights to North America (USA, Canada, Mexico), the Middle East (Turkey, Qatar, Saudi Arabia, UAE, Iraq, Israel, Jordan, Cyprus, and Egypt), the European Union, Australia, New Zealand, Japan, and Greece, and the non-exclusive rights to all other countries.

The rights granted to Aetrex under the License Agreement will remain in effect for four years, commencing on the date that we ship the first GPS tracking device to Aetrex for use in Aetrex’s footwear.  Aetrex has agreed to purchase a substantial number of GPS tracking devices from us for use with certain of its footwear products.  In order to retain its exclusive rights, Aetrex has agreed to purchase 6,000 GPS tracking devices from us during the first year of the four-year period, 25,000 devices during the second year, 50,000 during the third year, and 75,000 devices during the fourth year.  The agreement will automatically renew for an additional year if Aetrex’s annual purchase of the number of the GPS tracking devices in the preceding year was at least one hundred and fifteen percent (115%) of the prior year’s minimum purchase requirement.

In order to activate the tracking features of the Aetrex shoes, the user of the shoes will have to purchase a monthly cellular connection plan from the Company.  The Company will be responsible for the cellular/GPS activation, for arranging and providing cellular connection services and for collecting the monthly fees.  We will receive and retain the recurring monthly cellular fees received from users of the Aetrex embed tracking footwear, although we have agreed to remit a varying portion of those monthly fees to Aetrex.

On March 24, 2010, the Company’s Board of Directors authorized the sale of  up to $1,000,000 in common stock and warrants through a private placement financing (the “Financing”) and also pay up to 3% of the maximum offering amount in cash and pay up to 3% of the maximum offering amount in common stock and up to 3% warrant coverage in finder’s fees to finders.  The Financing consists of up to 6,666,666 units (“Units”) at a purchase price per Unit of $0.15.  Each Unit shall consist of one share of the Company’s common stock and one warrant (“Warrant”) to purchase one share of common stock at an exercise price of $0.40.  Each Warrant shall be exercisable for one share of common Stock at a price of $0.40 per share for a period of 3 years from the date of issuance.  The Financing is being made on a “best efforts” basis, the minimum subscription amount per investor is $10,000 and the Financing terminates on June 30, 2010.  As of March 30, 2010 the Company has received subscription applications and $82,500 for the purchase 550,000 Units, however, the sale has not yet closed and thus, the 550,000 shares of common stock and warrants have not yet been issued.