Form 10-Q
period 2010-03-31
GTX CORP
filed 2010-05-05
CIK 1375793

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:    42,017,216 common shares issued and outstanding as of May 4, 2010

GTX CORP
For the quarter ended March 31, 2010
FORM 10-Q

PART I

ITEM 1.  FINANCIAL STATEMENTS

GTX CORP
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$180,572	$454,667
Accounts receivable, net	28,125	5,206
Inventory, net	59,987	1,482
Equity line receivable	34,186	-
Other current assets	40,172	34,049

Total current assets	343,042	495,404

Property and equipment, net	262,150	253,100
Other assets	10,872	10,459

Total assets	$616,064	$758,963

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$371,913	$279,152
Total current liabilities	371,913	279,152

Total liabilities	371,913	279,152

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 2,071,000,000 shares authorized; 40,682,233 and 39,466,540 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	40,682	39,466
Additional paid-in capital	10,401,077	10,007,669
Accumulated deficit	(10,197,608)	(9,567,324)

Total stockholders’ equity	244,151	479,811

Total liabilities and stockholders’ equity	$616,064	$758,963

See accompanying notes to consolidated financial statements

GTX CORP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended
	March 31, 2010	March 31, 2009

Revenues	$75,268	$21,768

Cost of goods sold	36,824	15,272

Gross margin	38,444	6,496

Operating expenses
Wages and benefits	369,442	360,658
Professional fees	182,704	167,134
Research and development	21,713	74,601
General and administrative	95,413	83,688

Total operating expenses	669,272	686,081

Loss from operations	(630,828)	(679,585)

Interest income	544	15,372

Net loss	$(630,284)	$(664,213)

Weighted average number of common shares outstanding - basic and diluted	39,713,050	38,893,818

Net loss per share - basic and diluted	$(0.02)	$(0.02)

See accompanying notes to consolidated financial statements

GTX CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities
Net loss	$(630,284)	$(664,213)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	41,690	18,094
Stock based compensation	236,440	145,344
Changes in operating assets and liabilities
Accounts receivable	(22,919)	(7,771)
Inventory	(58,505)	(11,867)
Other current and non-current assets	(6,460)	(18,532)
Accounts payable and accrued expenses	92,761	62,185

Net cash used in operating activities	(347,277)	(476,760)

Cash flows from investing activities
Proceeds from disposal of property and equipment	-	2,612
Purchase of property and equipment	(50,740)	(25,450)

Net cash used in investing activities	(50,740)	(22,838)

Cash flows from financing activities
Proceeds from issuance of common stock	41,422	-
Proceeds from stock subscription payable	82,500	-

Net cash provided by financing activities	123,922	-

Net decrease in cash and cash equivalents	(274,095)	(499,598)

Cash and cash equivalents, beginning of period	454,667	706,873

Cash and cash equivalents, end of period	$180,572	$207,275

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

GTX CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

1.	BASIS OF PRESENTATION

GTX Corp and subsidiaries (the “Company” or “GTX”) develops and integrates miniaturized Global Positioning System (GPS) tracking and cellular location technology for consumer products and service applications. GTX Corp owns 100% of the issued and outstanding capital stock of Global Trek Xploration, LOCiMOBILE, Inc, and Code Amber News Service, Inc. (“CANS”).  LOCiMOBILE, Inc. has developed and owns LOCiMobile™, a suite of mobile tracking applications that turn the iPhone and other GPS enabled handsets into a tracking device which can then be tracked through our Location Data Center tracking portal and which allows the user to send a map to the recipient’s phone showing the user’s location.  CANS is a U.S. and Canadian syndicator of all state Amber Alerts providing website tickers and news feeds to merchants, internet service providers, affiliate partners, corporate sponsors and local, state and federal agencies.

The accompanying unaudited consolidated financial statements of GTX Corp have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included.  Our operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2009, which are included in our Annual Report on Form 10-K, and the risk factors contained therein.

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

Reclassifications
For comparability, certain prior period amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2010.

2.	EQUITY

Common Stock
During the three months ended March 31, 2010 the Company issued 517,000 shares of common stock, from the 2008 Equity Compensation Plan to various members of management, employees and consultants as compensation for services rendered, the grant-date fair value of which was estimated at $87,220.  No such stock was granted during the three months ended March 31, 2009.

During the three months ended March, 31, 2010 and 2009, the Company issued 256,000 and 575,000 shares of common stock, respectively, subject to restrictions upon transfer pursuant to Rule 144, as promulgated under the Securities Act of 1933, as amended, to various members of management, employees and consultants as compensation for services rendered, the grant-date fair value of which was estimated at $43,499 and $35,280, respectively.

In connection with the Company’s equity line financing arrangement with Dutchess Opportunity Fund, II, LP (“Dutchess”), during the three months ended March 31, 2010, the Company sold 241,159 shares of common stock to Dutchess at prices ranging from $0.17 - $0.1763 per share resulting in proceeds of $41,422.  Additionally, the Company issued Dutchess 201,534 shares of common stock (for proceeds of $34,261) on March 30, 2010; however, those shares were not paid for until April 6, 2010 and, accordingly, an Equity Line Receivable from Dutchess is included in the accompanying financial statements for $34,261 at March 31, 2010.

On March 26, 2010 the Company received subscriptions for the purchase of units, consisting of 550,000 shares of common stock and 550,000 warrants to purchase common stock at a price of $0.40 per share, and the purchase price of $82,500 for such securities.  However, the subscriptions were not immediately accepted, and the transaction did not close until April 9, 2010.  Thus the shares and warrants were not issued until April 9, 2010.  Accordingly, a stock subscription payable in the amount of $82,500 is included in “Additional Paid-in Capital” in the accompanying financial statements as of March 31, 2010.

Common Stock Warrants
Since inception, the Company has issued warrants to purchase shares of the Company’s common stock to shareholders, consultants and employees as compensation for services rendered.

A summary of the Company’s warrant activity and related information for the three months ended March 31, 2010 is provided below:

		Number of
	Exercise Price	Warrants

Outstanding and exercisable at December 31, 2009	$0.75 – 1.50	1,955,750
Warrants exercised		-
Warrants granted		-
Warrants expired	$0.75	(25,000)
Outstanding and exercisable at March 31, 2010	$1.25 - 1.50	1,930,750

Stock Warrants as of March 31, 2010
Exercise	Warrants	Remaining	Warrants
Price	Outstanding	Life (Years)	Exercisable

$1.50	1,850,750	1.11	1,850,750
$1.25	80,000	1.11	80,000
	1,930,750		1,930,750

Common Stock Options
For the three months ended March 31, 2010 and 2009, the Company recorded compensation expense related to options granted under the 2008 Equity Compensations Plan (the “2008 Plan”) of $105,721 and $100,658, respectively.

The fair value of our stock options granted during the three months ended March 31, 2010 and 2009, respectively, was estimated at the date of grant using the following assumptions:

	Three Months Ended
	March 31,
	2010	2009
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	1.50%	1.90%
Expected volatility	60.00%	73.00%
Expected life (in years)	3-5	4-5

The 2008 Plan provides for the issuance of a maximum of 7,000,000 shares of which, after adjusting for estimated pre-vesting forfeitures, approximately 491,000 were still available for issuance as of March 31, 2010.

Stock option activity under the 2008 Plan for the three months ended March 31, 2010 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Grant Date Fair Value
Outstanding at December 31, 2009	4,267,500	$0.61	2.94	$1,210,360
Options granted	1,113,000	$0.17	3.00	76,535
Options exercised	-	$-	-
Options cancelled/ forfeited/ expired	-	$-	-
Outstanding at March 31, 2010	5,380,500	$0.52	2.95	$1,286,895

Exercisable at March 31, 2010	2,652,965	$0.66	2.21	$805,234

As of March 31, 2010, after adjusting for estimated pre-vested forfeitures, there was approximately $463,000 of unrecognized compensation cost related to unvested stock options which is expected to be recognized monthly over approximately two years.  The Company intends to issue new shares to satisfy share option exercises.

Share-Based Compensation Payments
Total non-cash compensation expense related to the issuance of stock, warrants, and options was as follows:

	Three months ended March 31,
	2010	2009
Stock compensation	$130,719	$44,686
Options compensation	105,721	100,658
	$236,440	$145,344

3.            COMMITMENTS & CONTINGENCIES

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

A lawsuit has been filed against the Company by a former consultant who claims we owe $23,912 plus interest and attorney fees for services rendered during 2009.  We contend that the services in question were not performed, not approved or not delivered and accordingly, no additional funds are due to the former consultant.  We are in the process of countersuing the former consultant and intend to defend this case vigorously.

4.            SUBSEQUENT EVENTS

In connection with the Company’s equity line financing agreement it has entered into with Dutchess, the Company sold 175,983 shares of common stock to Dutchess during April 2010 at $.17 per share, resulting in proceeds of $29,917.  In addition, as noted in Footnote 2 above, Dutchess paid the Company $34,261 on April 6, 2010 for shares the Company issued to Dutchess on March 30, 2010.

As noted in Footnote 2, in March 2010, the Company received subscriptions (and the $82,500 purchase price) for the purchase of 550,000 shares of common stock and 550,000 warrants to purchase common stock.  The sale of these subscriptions was closed on April 9, 2010.  In addition to the foregoing subscriptions, from April 9, 2010 to April 21, 2010, the Company sold 550,000 additional shares of common stock and warrants to purchase 550,000 shares of common stock for a total of $82,500.  The Company issued 21,000 shares of common stock and three-year warrants to purchase 21,000 shares of common stock as a fee related to these sales.  All of the foregoing warrants have a three-year term and an exercise price of $.40 per share.

In April 2010, the Company issued 38,000 shares of common stock (valued at $5,700) to various consultants for services rendered.

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

Introduction

As used in this Quarterly Report, the terms "we", "us", "our", and “the Company” mean GTX Corp and our three wholly-owned subsidiaries.

Operations

GTX Corp provides various interrelated and complimentary products and services in the Personal Location Services marketplace. We currently conduct our operations through three wholly-owned subsidiaries that operate in related sectors of the personal location-based market.  In general our subsidiaries consist of the following:

•
Our subsidiary, Global Trek Xploration (“GTX California”), offers a GPS and cellular location platform that enables subscribers to track in real time the whereabouts of people, pets or high valued assets through a miniaturized transceiver module, wireless connectivity gateway, middleware and viewing portal. On March 18, 2010, GTX California entered into a four-year agreement with Aetrex Worldwide, Inc. (“Aetrex”) pursuant to which we granted Aetrex the right to embed our GPS tracking device into certain footwear products manufactured and sold by Aetrex. Aetrex Worldwide, Inc. is a global leader in pedorthic footwear and foot orthotics. Aetrex has certain exclusive and non-exclusive rights under this agreement. In order to retain its exclusive rights, Aetrex must purchase 156,000 devices from us over the four-year term of the license agreement commencing with 6,000 GPS tracking devices in the first year, 25,000 devices during the second year, 50,000 during the third year, and 75,000 devices during the fourth year. The end-users of the GPS enabled Aetrex shoes, expected to be predominately seniors afflicted with dementia, will also pay us a monthly service fee, a portion of which will be shared with Aetrex.

•
Our LOCiMOBILE, Inc. subsidiary has developed, and launched applications for the iPhone, Android and other GPS enabled handsets that permit authorized users to locate and track the movement of the holder of the handset. As of May 4, 2010, our seven applications (“Apps”), that run on three different platforms (iPhone, Blackberry and Google Android), have been downloaded over 340,000 times in 80 countries with two of our Apps on the iTunes top 25 social networking category, reaching number seven on the downloads list and number three on the highest grossing list. There are currently several new Apps in development and scheduled for release in the second quarter of 2010. These include a new real-time tracking application which will be our first monthly paid subscription model, applications for the iPad and applications for the Blackberry which will also include an App with a real-time monthly paid subscription model.

•
Our Code Amber News Service, Inc. (“CANS”) subsidiary is a U.S. and Canadian syndicator and content provider of all state Amber Alerts (public notifications of child abductions) and missing person alerts. CANS manufactures the patent pending Code Amber Alertag. The Alertag comes with an annual subscription based model and compliments the overall GTX business model of providing peace of mind and personal location solutions to the masses.

GTX Corp has recognized Latin America as a growing and strategically important market and is engaging this market through partnerships, bilingual sales and technical support staff along with localized software translated into Spanish for the region. GTX Corp has commenced selling personal location solutions to Mexico, Brazil, Colombia, Peru, Chile, Venezuela and Guatemala, through hardware devices, platform licensing and smart phone Apps. The Company expects to see significant growth in 2010 as we increase marketing efforts in these foreign territories.

Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report.

	Three Months Ended March 31,
	2010		2009
	$	% of Revenues	$	% of Revenues

Revenues	$75,268	100%	$21,768	100%
Cost of goods sold	36,824	49%	15,272	70%
Net profit	38,444	51%	6,496	30%

Wages and benefits	369,442	491%	360,658	1,657%
Professional fees	182,704	243%	167,134	768%
Research and development	21,713	29%	74,601	343%
General and administrative	95,413	127%	83,688	384%
Operating expenses	669,272	889%	686,081	3,152%

Loss from operations	(630,828)	(838)%	(679,585)	(3,122)%
Other income	544	1%	15,372	71%
Net loss	$(630,284)	(837)%	$(664,213)	(3,051)%

Revenues

Revenues during the three months ended March 31, 2010 were derived primarily from the sale of our seven geo-specific Apps (GPS Tracking, GPS Tracking Lite, LOCiMe, iLOCi2TM, iLOCi2 Lite, Missing and Code Mobile), totalling approximately $66,000. Sales of the LOCiMOBILE® products are expected to significantly increase during the current fiscal year as more LOCiMOBILE® applications are released and newer versions of the existing LOCiMOBILE® products are released; and as those products become more available on more smartphone platforms.  The remainder of our revenue was generated from the sales of the miniMT and micro LOCi devices, Code Amber annual subscriptions and points of display sales, and other payments received under our platform product test agreements.  Revenues for the three months ended March 31, 2009 were generated primarily from monthly service and licensing fees.

Cost of goods sold

Cost of goods sold during the three months ended March 31, 2010 consisted primarily of the cost to sell the LOCiMOBILE® applications, as well as depreciation on the capitalized costs of the applications.  Cost of goods sold during the three months ended March 31, 2009 consisted primarily of the monthly cellular costs to run our gpVectorTM Powered Athlete Tracking System devices.

Wages and benefits

Wages and benefits during the three months ended March 31, 2010 increased by only 2% in comparison to the comparable 2009 period even though sales and business activity increased.  Wages and benefits remained substantially unchanged due to the cost cutting efforts we implemented in response to the downturn in the U.S. and global economy.  However, we anticipate that we may have to increase our workforce, and the amount of wages and benefits we will have to pay, in the future as the economy recovers from the setbacks caused by the crisis in the global markets.

Professional fees

Professional fees, consisting of costs attributable to consultants and contractors who primarily spend their time on sales, marketing, technology; legal fees relating to general corporate matters and our patent applications; and accounting expenses increased 9% over the three months ended March 31, 2009.  Similar to wages and benefits, we were able to implement cost cutting measures to keep our professional fees relatively low while increasing revenues.

Research and development

Research and development expense consist of costs attributable to employees, consultants and contractors who primarily spend their time on the design, engineering and process development of our personal location services platform and LOCiMOBILE® applications for GPS enabled handsets.  Research and development during the three months ended March 31, 2010 decreased approximately $53,000 or 71%, in comparison to the same period in 2009 because we are no longer in the development stage of our LOCiMOBILE® Apps. Upon reaching technological feasibility during fiscal year 2009 we began capitalizing the applicable costs as software development and expensing the related depreciation as cost of goods sold.

General and administrative

General and administrative expenses consist primarily of corporate administrative costs, depreciation, occupancy costs, insurance and travel and entertainment.  General and administrative expenses during the three months ended March 31, 2010 increased approximately $12,000 in comparison to the same period in 2009 due primarily to depreciation expense and website maintenance.

Other Income (Expense)

During the three months ended March 31, 2010 and 2009, we recognized approximately $500 and $15,000, respectively, of interest income.  The decrease in interest income is due to the Company’s decreasing cash balances throughout fiscal 2009, thus decreasing the amount of interest earned in 2010.

Net Loss

Net loss for the three months ended March 31, 2010 decreased approximately $34,000 or 5% in comparison to the net loss during the same period in 2009 due to increased sales while costs remained relatively unchanged.

Liquidity and Capital Resources

As of March 31, 2010, we had approximately $181,000 in cash, $162,000 of other current assets and accounts payable and accrued expenses of approximately $372,000, resulting in a working capital deficit of approximately $29,000, compared to working capital of approximately $216,000 and a current ratio of 1.8 to 1 as of December 31, 2009.

During the three months ended March 31, 2010 our net loss decreased to approximately $630,000 compared to a net loss of approximately $664,000 for the comparable period in 2009.  Net cash used in operating activities was approximately $347,000 and $477,000 for the three months ended March 31, 2010 and 2009, respectively.  The decrease in cash used in operating activities is primarily attributable to an increase in revenues generated by our LOCiMOBILE® products, the increased use of stock based compensation, and a reduction in the amounts paid for product development during the three months ended March 31, 2010.

Net cash used in investing activities during the three months ended March 31, 2010 was approximately $51,000 and consisted primarily of payments for the development of our LOCiMOBILE® products, which payments were capitalized.  Net cash used by investing activities during the three months ended March 31, 2009 was approximately $23,000 and consisted primarily of the purchase of property and equipment.

Net cash provided by financing activities during the three months ended March 31, 2010 and 2009 was approximately $124,000 and $0, respectively.  Net cash from financing activities consist of proceeds received from the sale of shares in private placements and under an equity line financing agreement that we recently entered into.  In order to provide us with the funds necessary, from time to time, to cover our operating expenses, on November 16, 2009, we entered into an Investment Agreement ("Investment Agreement") with Dutchess Equity Fund, L.P. (now known as Dutchess Opportunity Fund, II, LP) (“Dutchess”).  Under that Investment Agreement, we have the right to put (sell) to Dutchess up to $10,000,000 of our common stock over the course of thirty-six months (this facility is herein referred to as the "Equity Line").  During during the three months ended March 31, 2010, we sold 241,159 shares of common stock to Dutchess at prices ranging from $0.17 - $0.1763 per share in connection with our Equity Line, resulting in proceeds of $41,422.  Since entering  into the Investment Agreement with Dutchess in November 2009 through May 4, 2010, we have sold to Dutchess a total of 618,676 shares of our common stock (at prices ranging from $0.17 - $0.1763 per share) for a total of $105,600.  We intend to continue to use the Equity Line from time to time to provide us with additional working capital.

Because revenues from our operations have, to date, been modest, we currently still rely on the cash we receive from financing activities (including the Equity Line we entered into with Dutchess) to fund our capital expenditures and to support our working capital requirements.   Unless our revenues from operations increase materially in the near future, we will continue to raise funds by utilizing the Equity Line and we may occasionally sell securities in private placements to accredited investors.  In addition, even if our revenues increase, we may still need to raise funds from the sale of securities if our actual cash expenditures exceed our planned expenditures, particularly if we invest in the development of improved versions of our existing products and technologies, and if we increase our marketing expenses.  In the event that we do not generate the amount of revenues that we anticipate, or if our expenses exceed our budgeted amounts, we may need to increase our use of the Equity Line.  No assurance can be given that we will be able to obtain sufficient funds under the Equity Line or from the sale of our securities to fund any working capital deficits.

During March 2010, we entered into a licensing agreement with Aetrex Worldwide, Inc. to market and sell a GPS enabled shoe.  We expect that Aetrex will commercially release the first line of these shoes later in 2010.  The sale of these shoes is expected to generate both one-time product sales (from the sale of our GPS units to Aetrex) and monthly recurring service revenues in 2010 (from the users of the GPS enable shoes).  In addition, we are currently a party to three separate platform test agreements for the development and release of additional products. One such agreement with G Force Systems & Technologies (P) Ltd (formerly known as Kalika Group), one of Nepal’s largest and most respected business conglomerates, for the deployment of the Company’s proprietary GPS technologies and product line to the territories of Nepal, India, Pakistan, Bangladesh, Sri Lanka, Maldives and Bhutan, is transitioning from the test phase to the commercial application of our products, and place its first commercial order (of approximately $13,000) during April 2010.  Based on the timing of the development and testing of the products that are the subject of these separate test agreements, and on the early results of those tests, we currently anticipate that we will continue to generate revenues from G Force international distributors in Latin America and other customers in the current platform test phase.

In addition to continuing to incur normal operating expenses, we intend to continue our research and development efforts for our various technologies and products, including hardware, software, interface customization, and website development, and we also expect to further develop our sales, marketing and manufacturing programs associated with the commercialization and licensing of the gpVector™ technology and the commercialization of the LOCiMOBILE® applications for GPS enabled handsets and CANS and the CANS Code Amber Alertags.  These activities can only be conducted if our liquidity improves.  Accordingly, unless we improve our liquidity, the development of improved products, and our ability to compete, will be adversely affected.

Our funding requirements will depend on numerous factors, including:

•
Costs to continuously upgrade our seven geo-specific Apps (GPS Tracking, GPS Tracking Lite, LociMe, iLOCi2TM, iLOCi2 Lite, Missing and Code Mobile) and the hardware, software, interface customization and website used for our gpVector™ products;

Costs to create new products and Apps;
•	The costs of outsourced manufacturing;

•	The costs of licensing activities, including product marketing and advertising; and
•	Revenues derived from product sales and the licensing of the gpVector™ technology, the sales of the LOCiMOBILE® applications for GPS enabled handsets, and advertising and Alertag sales from CANS.

Based on projected revenues and budgeted expenditures and planned sales of stock (including proceeds from the Equity Line), we believe that we will have sufficient liquidity to satisfy our working capital cash requirements for the next twelve months.  However, if revenues from both the sales of our Apps and our GPS units (to Aetrex and otherwise) are delayed or do not materialize, we may not have sufficient cash to continue our operations as planned.  We currently expect that, even if our sales increase, we will have to raise some additional funds during 2010, either through the Equity Line, private offerings or otherwise.  The sale of additional equity securities will result in additional dilution to our existing stockholders. Sale of debt securities could involve substantial operational and financial covenants that might inhibit our ability to follow our business plan.  Additional financing may not be available in amounts or on terms acceptable to us or at all.  If we are unable to obtain additional financing (through the Equity Line, private financings or otherwise), we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our financial conditions and operating results.

Since inception in 2002, we have generated significant losses (as of March 31, 2010, we had an accumulated deficit of approximately $10,198,000), and we currently expect to incur continued losses until our revenue initiatives collectively generate substantial revenues.  Depending on our current contractual arrangements and the revenues from our new LOCiMOBILE® applications, we currently anticipate that our losses will continue until at least the second half of calendar year 2010.  We are subject to many risks associated with small and growing businesses, including the above-discussed risks associated with the ability to raise capital. Please see the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2009 for more information regarding risks associated with our business.

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

Critical Accounting Policies and Estimates

There are no material changes to the critical accounting policies and estimates described in the section entitled “Critical Accounting Policies and Estimates” under Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

A lawsuit was filed against us in October 2009 by a former consultant who claims we owe approximately $24,000 plus interest and attorney fees for services rendered during 2009.  We contend that the services in question were not performed, not approved or not delivered and accordingly, no additional funds are due to the former consultant.   We intend to defend this case vigorously.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2010, we issued 256,000 shares of common stock to various consultants, at $0.17 per share, as compensation for services rendered, the grant-date fair value of which was $43,499. The foregoing shares were issued in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On November 16, 2009, we entered into the Investment Agreement  with Dutchess pursuant to which we have the right to put (sell) to Dutchess up to $10,000,000 of our common stock.  From January 1, 2010 through March 31, 2010, we sold a total of 241,159 shares to Dutchess for a total purchase price of $41,422.  The foregoing sale of shares to Dutchess was effected pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.  No underwriting commissions or similar fees were paid in connection with the foregoing sales to Dutchess.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  [REMOVED AND RESERVED]

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

GTX CORP

Date: May 4, 2010	By:	/s/ MURRAY WILLIAMS
Murray Williams,
Chief Financial Officer (Principal Financial Officer)

Date: May 4, 2010	By:	/s/ PATRICK BERTAGNA
Patrick Bertagna,
Chief Executive Officer