Form 10-Q
period 2010-06-30
GTX CORP
filed 2010-08-05
CIK 1375793

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:       44,691,763 common shares issued and outstanding as of August 4, 2010

GTX CORP
For the quarter ended June 30, 2010
FORM 10-Q

PART I

ITEM 1.  FINANCIAL STATEMENTS

GTX CORP
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$58,135	$454,667
Accounts receivable, net	45,557	5,206
Inventory, net	54,690	1,482
Other current assets	38,683	34,049

Total current assets	197,065	495,404

Property and equipment, net	294,302	253,100
Other assets	10,872	10,459

Total assets	$502,239	$758,963

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$366,902	$279,152
Total current liabilities	366,902	279,152

Total liabilities	366,902	279,152

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 2,071,000,000 shares authorized; 42,382,451 and 39,466,540 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	42,382	39,466
Additional paid-in capital	10,641,486	10,007,669
Accumulated deficit	(10,548,531)	(9,567,324)

Total stockholders’ equity	135,337	479,811

Total liabilities and stockholders’ equity	$502,239	$758,963

See accompanying notes to consolidated financial statements

GTX CORP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenues	$142,446	$36,755	$217,712	$58,523

Cost of goods sold	64,288	12,602	101,112	27,873

Net profit	78,158	24,153	116,600	30,650

Operating expenses
Salaries and professional fees	320,697	379,312	872,293	908,229
Research and development	18,199	11,288	40,475	85,327
General and administrative	90,276	104,067	185,675	187,192

Total operating expenses	429,172	494,667	1,098,443	1,180,748

Loss from operations	(351,014)	(470,514)	(981,843)	(1,150,098)

Other income
Interest income	91	11,964	636	27,335

Net loss	$(350,923)	$(458,550)	$(981,207)	$(1,122,763)

Weighted average number of common shares outstanding - basic and diluted	41,972,735	39,292,903	40,849,135	39,094,463

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

See accompanying notes to consolidated financial statements

GTX CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities
Net loss	$(981,207)	$(1,122,763)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	89,718	36,606
Stock based compensation	313,150	245,635
Changes in operating assets and liabilities
Accounts receivable	(40,351)	(22,153)
Inventory	(53,208)	(14,618)
Other assets	(173)	(11,272)
Accounts payable and accrued expenses	87,750	48,787

Net cash used in operating activities	(584,321)	(839,778)

Cash flows from investing activities
Proceeds from certificates of deposit	-	500,000
Proceeds from disposal of property and equipment	-	2,612
Purchase of property and equipment	(114,920)	(99,534)

Net cash provided by (used in) investing activities	(114,920)	403,078

Cash flows from financing activities
Proceeds from issuance of common stock	302,709	-

Net cash provided by financing activities	302,709	-

Net decrease in cash and cash equivalents	(396,532)	(436,700)

Cash and cash equivalents, beginning of period	454,667	706,873

Cash and cash equivalents, end of period	$58,135	$270,173

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

Supplementary disclosure of noncash financing activities:
Issuance of common stock for development of Apps	$16,000	$-
Issuance of common stock for other current assets	$4,874	$-

See accompanying notes to consolidated financial statements

GTX CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

1.	BASIS OF PRESENTATION

GTX Corp and subsidiaries (the “Company” or “GTX”) develops and integrates miniaturized Global Positioning System (GPS) tracking and cellular location technology for consumer products and service applications. GTX Corp owns 100% of the issued and outstanding capital stock of Global Trek Xploration, LOCiMOBILE, Inc, and Code Amber News Service, Inc. (“CANS”).  LOCiMOBILE, Inc. has developed and owns LOCiMobile™, a suite of mobile tracking applications that turn the iPhone, Android, BlackBerry and other GPS enabled handsets into a tracking device which can then be viewed from handset to handset or through our Location Data Center tracking portal and which allows the user to send a map to the recipient’s phone showing the user’s location.  CANS is a U.S. and Canadian syndicator of all state Amber Alerts providing website tickers and news feeds to merchants, internet service providers, affiliate partners, corporate sponsors and local, state and federal agencies.

The accompanying unaudited consolidated financial statements of GTX Corp have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included.  Our operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2009, which are included in our Annual Report on Form 10-K, and the risk factors contained therein.

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

Common Stock
During the three and six months ended June 30, 2010 the Company issued 89,386 and 606,386 shares of common stock, respectively, under the Company’s 2008 Equity Compensation Plan to various members of management, employees and consultants as compensation for services rendered, the grant-date fair value of which was estimated at $16,000 and $103,220, respectively.  No such stock was granted during the six months ended June 30, 2009.

In addition to the shares issued under the 2008 Equity Compensation Plan, during the three and six months ended June 30, 2010, the Company issued 86,529 and 342,529 shares of common stock, respectively, subject to restrictions upon transfer pursuant to Rule 144, as promulgated under the Securities Act of 1933, as amended, to various members of management, employees and consultants as compensation for services rendered, the grant-date fair value of which was estimated at $13,950 and $57,449, respectively.  During the three and six months ended June 30, 2009, the Company issued 50,000 and 625,000 shares of common stock, respectively, of such stock, the grant-date fair value of which was estimated at $2,700 and $37,980, respectively.

Additionally, during May 2008, the Company entered into a one year agreement with a third-party public relations firm.  The terms of the agreement included the issuance of 17,500 shares of common stock to be paid to the public relations firm in 4 equal instalments.  The 17,500 shares of common stock were issued during 2008 and were held by the Company in escrow to be delivered to the public relations firm in four equal quarterly instalments during the 1-year term of the agreement.  The fair value of these shares was estimated to be $37,625 based on the market price of the securities, as quoted on the OTCBB on the date of issuance.  During the three and six months ended June 30, 2009, $3,136 and $12,542, respectively, had been expensed in the accompanying consolidated financial statements related to this agreement.  As of June 30, 2009, the 17,500 shares had been fully earned, delivered and expensed.

In connection with the Company’s equity line financing arrangement with Dutchess Opportunity Fund, II, LP (“Dutchess”), during the three and six months ended June 30, 2010, the Company sold 253,303 and 695,996 shares of common stock, respectively to Dutchess at prices ranging from $0.165 - $0.1763 per share resulting in proceeds of $42,675 and $118,359, respectively.

The Company issued 21,000 shares of common stock and 21,000 warrants to purchase common stock at a price of $0.40 per share as compensation in conjunction with the subscriptions.  Such securities were valued at $3,150.

Common Stock Warrants
Since inception, the Company has issued warrants to purchase shares of the Company’s common stock to shareholders, consultants and employees as compensation for services rendered.

A summary of the Company’s warrant activity and related information for the six months ended June 30, 2010 is provided below:

		Number of
	Exercise Price	Warrants

Outstanding and exercisable at December 31, 2009	$0.75 – 1.50	1,955,750
Warrants exercised		-
Warrants granted	$0.40	1,271,000
Warrants expired	$0.75	(25,000)
Outstanding and exercisable at June 30, 2010	$0.40 - 1.50	3,201,750

Stock Warrants as of June 30, 2010
Exercise	Warrants	Remaining	Warrants
Price	Outstanding	Life (Years)	Exercisable

$1.50	1,850,750	0.86	1,850,750
$1.25	80,000	0.86	80,000
$0.40	1,271,000	2.79	1,271,000
	3,201,750		3,201,750

During the three months ended June 30, 2010 the Company received $187,500 for subscriptions for the purchase of units, consisting of 1,250,000 shares of common stock and 1,250,000 warrants to purchase common stock at a price of $0.40 per share.

Common Stock Options
For the three and six months ended June 30, 2010 the Company recorded compensation expense related to options granted under the 2008 Equity Compensations Plan (the “2008 Plan”) of $67,634  and $173,355, respectively. For the three and six months ended June 30, 2009 compensation expense related to the 2008 plan totaled $94,455 and $195,113, respectively.

The fair value of our stock options granted during the six months ended June 30, 2010 and 2009, respectively, was estimated at the date of grant using the following assumptions:

	Six Months Ended
	June 30,
	2010	2009
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	1.50%	1.90%
Expected volatility	60.00%	73.00%
Expected life (in years)	3-5	4-5

The 2008 Plan provides for the issuance of a maximum of 7,000,000 shares of which, after adjusting for estimated pre-vesting forfeitures, approximately 597,000 were still available for issuance as of June 30, 2010.

Stock option activity under the 2008 Plan for the six months ended June 30, 2010 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Grant Date Fair Value
Outstanding at December 31, 2009	4,267,500	$0.61	2.94	$1,210,360
Options granted	1,138,000	$0.17	2.80	78,186
Options exercised	-	$-	-
Options cancelled/ forfeited/ expired	(220,000)	$0.57	-	(57,112)
Outstanding at June 30, 2010	5,185,500	$0.52	2.95	$1,231,434

Exercisable at June 30, 2010	3,313,254	$0.58	1.43	$882,519

During the three and six months ended June 30, 2010, the Company granted 25,000 and 1,113,000 options respectively, to various members of management, the board of directors, employees and consultants for services rendered.  The options are exercisable at prices ranging from $0.16-$0.17 per share, vest within one year of the grant date and terminate at the earlier of (1) three years following the vesting date or (2) upon termination of employment or cessation of services to the Company.

As of June 30, 2010, after adjusting for estimated pre-vested forfeitures, there was approximately $327,000 of unrecognized compensation cost related to unvested stock options which is expected to be recognized monthly over approximately two years.  The Company intends to issue new shares to satisfy share option exercises.

Share-Based Compensation Payments
Total non-cash compensation expense related to the issuance of stock, warrants, and options was as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Stock compensation	$10,075	$5,836	$139,795	$50,522
Options compensation	67,634	94,455	173,355	195,113
	$77,709	$100,291	$313,150	$245,635

As discussed above, the Company granted 89,386 shares from the 2008 Plan, valued at $16,000, to a consultant for services during the three months ended June 30, 2010.  Such services related to the development of our Apps and accordingly, the value is capitalized as Property and Equipment in the accompanying consolidated balance sheet and will be depreciated through cost of goods sold.  Additionally, during May 2009 consulting agreements with two separate contractors were entered into to provide public relations and marketing services to the Company for three to six month terms.  The Company granted 54,529 shares of stock subject to restrictions upon transfer pursuant to Rule 144, as promulgated under the Securities Act of 1933, as amended, to these consultants.  The shares were valued at $9,249, of which $4,874 remains classified as a prepaid asset at June 30, 2010 in the accompanying consolidated balance sheet.

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

A lawsuit has been filed against the Company by a former consultant who claims we owe him $23,912 plus interest and attorney fees for services he rendered to the Company during 2009.  We contend that the services in question were not performed, not approved or not delivered and accordingly, no additional payments are due to the former consultant.  We have countersued the former consultant and intend to defend this case vigorously.  The outcome of the lawsuit is not expected to have a material impact on the Company’s financial condition or operations.

4.	SUBSEQUENT EVENTS

In connection with the Company’s equity line financing agreement it has entered into with Dutchess, the Company sold 439,312 shares of common stock to Dutchess during July 2010 at approximately $.13 per share, resulting in proceeds of $56,329.

In July 2010, the Company issued 1,870,000 shares of common stock (valued at $264,067) to various consultants, contractors, members of management, board members and employees for services rendered.  Additionally, 120,000 options were granted to consultants for services rendered.  The options are exercisable at $0.18 per share, vest ratably over the next six months and are valued at approximately $5,600.

During July 2010, we entered into an agreement with Samsung Electronics Limited (“Samsung”) to provide online mobile content and services for mobile devices.  Under the Agreement, the Company agreed to develop versions of the Company’s GPS Tracking applications specifically for cell phones that run on Samsung’s bada platform.  The purpose of the Agreement is to grant Samsung the license rights to offer the Company’s GPS Tracking smart phone applications to the millions of cell phones manufactured and sold by Samsung using the bada platform. Samsung bada is a new open platform for use on Samsung mobile devices.

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

Operations

GTX Corp provides various interrelated and complimentary products and services in the GPS Tracking and Personal Location Services marketplace. We currently conduct our operations through three wholly-owned subsidiaries that operate in related sectors of the personal location-based market.  In general our subsidiaries consist of the following:

•
Global Trek Xploration (“GTX California”), offers a GPS and cellular location hardware and software platform that enables subscribers to track in real time the whereabouts of people, pets or high valued assets through a miniaturized transceiver module, wireless connectivity gateway, middleware and viewing portal.  On March 18, 2010, GTX California entered into a four-year agreement with Aetrex Worldwide, Inc. (“Aetrex”) pursuant to which we granted Aetrex the right to embed our GPS tracking device into certain footwear products manufactured and sold by Aetrex.   Aetrex Worldwide, Inc. is a global leader in pedorthic footwear and foot orthotics.  Aetrex has certain exclusive and non-exclusive rights under this agreement.  In order to retain its exclusive rights, Aetrex must purchase 156,000 devices from us over the four-year term of the license agreement commencing with 6,000 GPS tracking devices in the first year, 25,000 devices during the second year, 50,000 during the third year, and 75,000 devices during the fourth year.  The end-users of the GPS enabled Aetrex shoes, expected to be predominately seniors afflicted with dementia, will also pay us a monthly service fee, a portion of which will be shared with Aetrex.  On June 30, 2010, Aetrex issued its first purchase order for 3,000 devices.  The Aetrex shoe is scheduled to be released later this year.

On May 28, 2010, the Company entered into a three year agreement with Midnite Air Corp (“MNX”) granting MNX the exclusive rights to the GPS tracking platform for use in the transportation of high valued assets.  In order to retain exclusive rights, MNX must purchase a minimum of 15,000 devices over the three year term at 5,000 per year and activate each device with a monthly monitoring subscription.  Each device shipped will automatically be activated within 90 days of receipt with a monthly data monitoring and connectivity subscription fee.

Increasing our international distribution, on June 30, 2010, the Company entered into an agreement with Tracking Central, an Australian based company.  Tracking Central has licensed the GTX platform and will begin paying a per device monthly subscription starting in August 2010.

•
Our LOCiMOBILE, Inc. subsidiary has developed, and launched applications for the iPhone, Android, BlackBerry and other GPS enabled handsets that permit authorized users to locate and track the movement of the holder of the handset.  As of August 4, 2010, we offer a total of ten applications (“Apps”) that run on three different platforms (iPhone, BlackBerry and Google Android) and one App that runs on the iPad.  Our Apps have been downloaded over 570,000 times in 84 countries with two of our Apps on the iTunes top 25 social networking category, reaching number seven on the downloads list, number two on the highest grossing list and iTunes “What’s Hot” list.  Continuing with our platform expansion, during July 2010 we signed a binding contract with Samsung Electronics to develop 2 GPS tracking Apps for their new mobile operating system and platform – bada.  In addition, we recently launched our first monthly paid subscription real-time tracking applications on the BlackBerry and Google Android operating systems. There are currently several new Apps in development and scheduled for release in the third quarter of 2010.  These include a series of applications that will run on Samsung’s new bada platform, additional applications for the iPad and more applications for the iPhone, BlackBerry and Google Android operating systems all of which should further contribute to our user base community, currently over half a million, the value of our brand and revenue increases from App sales, monthly subscriptions and advertising.    During the three months ended June 30, 2010, our Apps generated revenues of approximately $106,000.

•
Our Code Amber News Service, Inc. (“CANS”) subsidiary is a U.S. and Canadian syndicator and content provider of all state Amber Alerts (public notifications of child abductions) and missing person alerts.  Additionally, CANS markets and sells the patent pending electronic medical Code Amber Alertag and has recently signed up dozens of online affiliates and channel partners with a current total of 230 affiliates in 51 countries and 29 active fundraising organization throughout the United States that are selling the Alertag.  Mark Klaas has recently produced a video encouraging the support of Code Amber and the Alertag and has begun to offer the Alertags through his non-profit organization.  The Alertag comes with an annual $19.95 subscription based model and compliments the overall GTX business model of providing peace of mind and personal location solutions to the masses.  To date, our CANS operations have been primarily used to generate interest in our other products.

GTX Corp has recognized Latin America as a growing and strategically important market and is engaging this market through partnerships, bilingual sales and technical support staff along with localized software translated into Spanish for the region. GTX Corp has commenced selling personal location solutions to Mexico, Brazil, Colombia, Peru, Chile, Venezuela and Guatemala, through hardware devices, platform licensing and smart phone Apps. The Company expects to see significant growth in the second half of 2010 and 2011 as we increase partnerships and marketing efforts in these international territories.

Results of Operations

GTX Corp and subsidiaries have experienced an a 288% increase in revenues for the three months ended June 30, 2010 versus the three months ended June 30, 2009 and an 89% increase in revenues from last quarter.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report.

	Three Months Ended June 30,
	2010		2009
	$	% of Revenues	$	% of Revenues

Revenues	$142,446	100%	36,755	100%
Cost of goods sold	64,288	45%	12,602	34%
Net profit	78,158	55%	24,153	66%

Salaries and professional fees	320,697	225%	379,312	1,032%
Research and development	18,199	13%	11,288	31%
General and administrative	90,276	63%	104,067	283%
Operating expenses	429,172	301%	494,667	1,346%

Loss from operations	(351,014)	(246)%	(470,514)	(1,280)%
Other income	91	-%	11,964	33%
Net loss	$(350,923)	(246)%	$(458,550)	(1,247)%

	Six Months Ended June 30,
	2010		2009
	$	% of Revenues	$	% of Revenues

Revenues	$217,712	100%	$58,523	100%
Cost of goods sold	101,112	46%	27,873	48%
Net profit	116,600	54%	30,650	52%

Salaries and professional fees	872,293	401%	908,229	1,552%
Research and development	40,475	19%	85,327	146%
General and administrative	185,675	85%	187,192	320%
Operating expenses	1,098,443	505%	1,180,748	2,018%

Loss from operations	(981,843)	(451)%	(1,150,098)	(1,966)%
Other income	636	-%	27,335	47%
Net loss	$(981,207)	(451)%	$(1,122,763)	(1,919)%

Revenues

Revenues during the three months ended June 30, 2010 were derived from all three subsidiaries, from multiple customers, both domestic and international, and from enterprise to consumers.  Revenues, generated primarily from the sale of our geo-specific Apps, during the three and six months ended June 30, 2010 totalled approximately $106,000 and $171,000, respectively. Sales of the LOCiMOBILE® products are expected to significantly increase during the second half of the current fiscal year as more LOCiMOBILE® applications are released and newer versions of the existing LOCiMOBILE® products are released; and as those products become more available on more Smartphone platforms.  The remainder of our revenues were generated from platform product test agreements, hardware products such as the miniMT and micro LOCi devices, portal software licensing, advertising, Code Amber annual news feed subscriptions, points of display sponsorships and the Code Amber Alertags.

Cost of goods sold

Cost of goods sold during the three and six months ended June 30, 2010 consisted primarily of the cost to sell the LOCiMOBILE® applications, as well as depreciation on the capitalized costs of the applications and the cost of the miniMT and micro LOCi devices. Cost of goods sold during the three and six months ended June 30, 2009 consisted primarily of the monthly cellular costs to run our gpVectorTM Powered Tracking System devices.

Salaries and professional fees

Salaries and professional fees during the three and six months ended June 30, 2010 decreased by 15% and 4%, respectively, in comparison to the comparable 2009 period even though sales and business activity increased.  The decrease is primarily due to cost cutting efforts we implemented in response to the downturn in the U.S. and global economy.  Professional fees consist primarily of costs attributable to consultants and contractors who primarily spend their time on sales, marketing and technology; legal fees relating to general corporate matters and our patent applications; and accounting expenses. We anticipate that we may have to increase our workforce, the amount of wages and benefits we will have to pay, and the utilization of consultants and contractors in the future as the economy recovers from the setbacks caused by the crisis in the global markets.

Research and development

Research and development expense consist of costs attributable to employees, consultants and contractors who primarily spend their time on the design, engineering and process development of our personal location services platform, GTX smart shoe and LOCiMOBILE® applications for smart phones and the iPad.  Research and development increased 61% during the three months ended June 30, 2010 compared to the comparable three month period in 2009, although it decreased 53% during the six months ended June 30, 2010 in comparison to the comparable 2009 periods.  The fluctuation is the result of doing minimal research and development on our LOCiMOBILE® applications in the first three months of 2009 but then aggressively deploying resources in the second quarter of 2009 when the application market began to grow rapidly.  In addition, because our platform was substantially completed during April 2010, expenses related to such research and development decreased during the three months ended June 30, 2010.  Upon reaching technological feasibility during fiscal year 2009 we began capitalizing the applicable costs as software development and expensing the related depreciation as cost of goods sold.

General and administrative

General and administrative expenses consist primarily of corporate administrative costs, depreciation, occupancy costs, insurance and travel and entertainment.  General and administrative expenses during the three and six months ended June 30, 2010 decreased 13% and 1%, respectively, in comparison to the same period in 2009 due primarily to a recruiting fee of $26,000 incurred during April 2009 that was not incurred in 2010, as well as decreases in general office and travel expenses.  These decreases were then offset by an increase in depreciation expense.

Other Income

Other income consists of interest income earned on our cash balances.  Interest income during the three and six months ended June 30, 2010 decreased 99% and 98%, respectively, in comparison to the same period in 2009 due to the Company having less cash in interest bearing accounts in 2010.

Net Loss

Net loss for the three and six months ended June 30, 2010 decreased approximately 23% and 13%, respectively, in comparison to the net loss during the same period in 2009 due to increased sales and slight decreases in operating costs.

Liquidity and Capital Resources

As of June 30, 2010, we had approximately $58,000 in cash, $139,000 of other current assets and accounts payable and accrued expenses of approximately $367,000, resulting in a working capital deficit of approximately $170,000, compared to working capital of approximately $216,000 and a current ratio of 1.8 to 1 as of December 31, 2009.

During the six months ended June 30, 2010 our net loss decreased to approximately $981,000 compared to a net loss of approximately $1,123,000 for the comparable period in 2009.  Net cash used in operating activities was approximately $584,000 and $840,000 for the six months ended June 30, 2010 and 2009, respectively.  The decrease in cash used in operating activities is primarily attributable to an increase in revenues generated by our LOCiMOBILE® products, the increased use of stock instead of cash as compensation, and a reduction in the amounts paid for product development during the six months ended June 30, 2010.

Net cash used in investing activities during the six months ended June 30, 2010 was approximately $115,000 and consisted primarily of payments for the development of our LOCiMOBILE® products, which payments were capitalized.  Net cash provided by investing activities during the six months ended June 30, 2009 was approximately $403,000 and resulted primarily from the maturing of certificates of deposits totaling $500,000.

Net cash provided by financing activities during the six months ended June 30, 2010 and 2009 was approximately $303,000 and $0, respectively.  Net cash from financing activities consist of proceeds received from the sale of shares in private placements and under an equity line financing agreement that we recently entered into.  In order to provide us with the funds necessary, from time to time, to cover our operating expenses, on November 16, 2009, we entered into an Investment Agreement ("Investment Agreement") with Dutchess Equity Fund, L.P. (now known as Dutchess Opportunity Fund, II, LP) (“Dutchess”).  Under that Investment Agreement, we have the right to put (sell) to Dutchess up to $10,000,000 of our common stock over the course of thirty-six months (this facility is herein referred to as the "Equity Line").  During the six months ended June 30, 2010, we sold 695,996 shares of common stock to Dutchess at prices ranging from $0.165 - $0.17 per share in connection with our Equity Line, resulting in proceeds of approximately $118,000.  Subsequent to June 30, 2010, we sold to Dutchess 439,312 shares of our common stock at approximately $0.13 per share for proceeds of approximately $56,000.  We intend to continue to use the Equity Line from time to time to provide us with additional working capital.

Because revenues from our operations have, to date, been modest, we currently rely on the cash we receive from financing activities (including the Equity Line we entered into with Dutchess) to fund our capital expenditures and to support our working capital requirements.  Unless our revenues from operations increase materially in the near future, we will have to continue to rely on the sale of securities to fund our operations.  In addition, even if our revenues increase, we may still need to raise funds from the sale of securities if our actual cash expenditures exceed our planned expenditures, particularly if we invest in the development of improved versions of our existing products and technologies, and if we increase our marketing expenses.  In the event that we do not generate the amount of revenues that we anticipate, or if our expenses exceed our budgeted amounts, we may need to increase our use of the Equity Line, sell additional securities, or borrow funds.  No assurance can be given that we will be able to obtain sufficient funds under the Equity Line or from the sale of our securities to fund any working capital deficits.

We anticipate that we will generate additional revenues, and supplement our liquidity, as some or all of our pending transactions are realized.  During March 2010, we entered into a licensing agreement with Aetrex Worldwide, Inc. to market and sell a GPS enabled shoe.  We expect that Aetrex will commercially release the first line of these shoes later in 2010.  The sale of these shoes is expected to generate both one-time product sales (from the sale of our GPS units to Aetrex) and monthly recurring service revenues (from the users of the GPS enable shoes).  In May, 2010, we entered into a licensing agreement with Midnite Air Corp, D/B/A MNX, a worldwide provider of specialty critical and security sensitive global transportation and logistics services, to use the Company’s viewing portal, connectivity gateway, SMS gateway and other related platform tracking technology for tracking freight/cargo.  In July 2010, we entered into an agreement with Samsung Electronics Limited (“Samsung”) to provide online mobile content and services for mobile devices.  Under the Samsung agreement, we agreed to develop versions of our GPS Tracking applications specifically for cell phones that run on Samsung’s bada platform.  In addition, we are currently a party to platform test agreements for the development and release of additional products with other potential customers.  Such agreements currently in place are with B-Cycle LLC and with the Alzheimer Association.

In addition to continuing to incur normal operating expenses, we intend to continue our research and development efforts for our various technologies and products, including hardware, software, interface customization, and website development, and we also expect to further develop our sales, marketing and manufacturing programs associated with the commercialization and licensing of the gpVector™ technology embedded inside shoes, the expansion of the LOCiMOBILE® applications for GPS enabled handsets and Code Amber Alertags.  These activities can only be conducted if our liquidity improves.  Accordingly, unless we improve our liquidity, the development of improved products, and our ability to compete, will be adversely affected.

Our funding requirements will depend on numerous factors, including:

•	Costs to continuously upgrade our smart phone Apps and the hardware, software, interface customization and website used for our gpVector™ products;
Costs to create new products and Apps;
•	The costs of outsourced manufacturing;
•	The costs of licensing activities, including product marketing and advertising; and
•	Revenues derived from product sales and the licensing of the gpVector™ technology, the sales of the LOCiMOBILE® applications, advertising and Alertag sales from CANS.

Based on currently available funds, our projected revenues and budgeted expenditures, and anticipated sales of securities (including proceeds from the Equity Line), we believe that we will have sufficient liquidity to satisfy our working capital cash requirements for the next twelve months.  Although we believe that revenues from both the sales of our Apps and our GPS units (to Aetrex and otherwise) will increase during the balance of 2010, we currently do not anticipate that such increases will occur in time to fund our anticipated future working capital needs.  Accordingly, we currently expect that, even if our sales increase, we will have to raise some additional funds during 2010, either through the Equity Line, private offerings or otherwise.  No assurance can be given that we will be able to raise the funds necessary to fully fund our operations, or that those funds will be available to us when needed.  The sale of additional equity securities will result in additional dilution to our existing stockholders.  Sale of debt securities could involve substantial operational and financial covenants that might inhibit our ability to follow our business plan.  Additional financing may not be available on terms acceptable to us or at all.  If we are unable to obtain additional financing (through the Equity Line, private financings or otherwise), we will have to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our financial conditions and operating results.

Since inception in 2002, we have generated significant losses (as of June 30, 2010, we had an accumulated deficit of approximately $10,549,000), and we currently expect to incur continued losses until our sales and subscription initiatives collectively generate substantial revenues.  Depending on our current contractual arrangements and the revenues from our new LOCiMOBILE® applications, we currently anticipate that our negative cash flow from operations may continue until at least the second half of calendar year 2011.  We are subject to many risks associated with small and growing businesses, including the above-discussed risks associated with the ability to raise capital. Please see the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2009 for more information regarding risks associated with our business.

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

A lawsuit was filed against us in October 2009 by a former consultant who claims we owe him approximately $24,000 plus interest and attorney fees for services he rendered to us during 2009.  We contend that the services in question were not performed, not approved or not delivered and accordingly, no additional payments are due to the former consultant.   We intend to defend this case vigorously.

We are not a party to any material legal proceedings.  We are not aware of any pending or threatened litigation against us that we expect will have a material adverse effect on our business, financial condition, liquidity, or operating results. However, legal claims are inherently uncertain, and we cannot assure you that we will not be adversely affected in the future by legal proceedings.

ITEM 1A. RISK FACTORS.

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. Except as set forth below, there have been no material changes from the risk factors previously disclosed in the above-mentioned periodic report.

We will need additional funding in the near future to continue to fund our current level of operations.

As of June 30, 2010, we had a working capital deficit of approximately $170,000 and an accumulated deficit of approximately $10,549,000.  In addition, for the six months ended June 30, 2010, we had a loss of approximately $981,000 and negative cash flow from operating activities of approximately $584,000. Therefore, we will have to obtain additional funding from the sale of our securities or from strategic transactions in order to fund our current level of operations.  We have not identified the sources for the additional financing that we will require, and we do not have commitments from any third parties to provide this financing.  Certain investors may be unwilling to invest in our securities since we are traded on the OTC Bulletin Board and not on a national securities exchange, particularly if there is only limited trading in our common stock on the OTC Bulletin Board at the time we seek financing.  There is no assurance that sufficient funding through a financing will be available to us at acceptable terms or at all.  Historically, we have raised capital through the issuance of our equity securities.  However, given the risks associated with our business, the risks associated with our common stock, the worldwide financial crisis that has severely affected the capital markets, and our status as a small, unknown public company, we expect in the near future, we will have a great deal of difficulty raising capital through traditional financing sources.  Therefore, we cannot guarantee that we will be able to raise capital, or if we are able to raise capital, that such capital will be in the amounts needed.  Our failure to raise capital, when needed, and in sufficient amounts, will severely impact our ability to continue to develop our business as planned.  Any additional funding that we obtain in an equity or convertible debt financing is likely to reduce the percentage ownership of the company held by our existing security holders.  The amount of this dilution may be substantial if the trading price of our common stock is low at the time of any financing from its current levels.  There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.  If we are unable to obtain the needed additional funding, we will have to reduce or even totally discontinue our operations, which would result in a partial or total loss to our stockholders.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended June 30, 2010, we issued 342,529 shares of common stock to six consultants, at prices ranging from $0.15 to $0.17 per share, as compensation for services rendered.  The foregoing shares were issued in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

GTX CORP

Date: August 4, 2010	By:	/s/ MURRAY WILLIAMS
Murray Williams, Chief Financial Officer (Principal Financial Officer)

Date: August 4, 2010	By:	/s/ PATRICK BERTAGNA
Patrick Bertagna, Chief Executive Officer