Form 10-Q
period 2010-09-30
GTX CORP
filed 2010-11-15
CIK 1375793

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                  Yes ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 46,764,894 common shares issued and outstanding as of November 15, 2010

GTX CORP
For the quarter ended September 30, 2010
FORM 10-Q

PART I

ITEM 1.  FINANCIAL STATEMENTS

GTX CORP
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$19,193	$454,667
Accounts receivable, net	34,250	5,206
Inventory, net	54,561	1,482
Other current assets	42,413	34,049

Total current assets	150,417	495,404

Property and equipment, net	323,488	253,100
Other assets	10,972	10,459

Total assets	$484,877	$758,963

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$410,605	$279,152
Convertible promissory note payable (face value $45,000)	9,747	-
Derivative liability	35,253	-
Total current liabilities	455,605	279,152

Total liabilities	455,605	279,152

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 2,071,000,000 shares authorized; 45,655,770 and 39,466,540 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	45,656	39,466
Additional paid-in capital	10,994,975	10,007,669
Accumulated deficit	(11,011,359)	(9,567,324)

Total stockholders’ equity	29,272	479,811

Total liabilities and stockholders’ equity	$484,877	$758,963

See accompanying notes to consolidated financial statements

GTX CORP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues	$105,123	$126,704	$322,837	$185,227

Cost of goods sold	55,058	60,448	156,170	88,321

Gross Margin	50,065	66,256	166,667	96,906

Operating expenses
Salaries and professional fees	419,619	388,836	1,297,662	1,293,351
Research and development	27,162	5,782	58,400	91,109
General and administrative	66,112	115,715	255,276	306,621

Total operating expenses	512,893	510,333	1,611,338	1,691,081

Loss from operations	(462,828)	(444,077)	(1,444,671)	(1,594,175)

Other income
Interest income	-	6,837	636	34,172

Net loss	$(462,828)	$(437,240)	$(1,444,035)	$(1,560,003)

Weighted average number of common shares outstanding - basic and diluted	44,683,644	39,365,638	42,141,350	39,185,848

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.04)

See accompanying notes to consolidated financial statements

GTX CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net loss	$(1,444,035)	$(1,560,003)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	134,151	63,419
Bad debt expense	-	40,284
Stock based compensation	504,785	359,108
Changes in operating assets and liabilities
Accounts receivable	(29,044)	(56,579)
Inventory	(53,079)	22,203
Other current assets	12,390	-
Other assets	(513)	(6,212)
Accounts payable and accrued expenses	131,453	(42,252)

Net cash used in operating activities	(743,892)	(1,180,032)

Cash flows from investing activities
Proceeds from certificates of deposit	-	1,000,000
Proceeds from disposal of property and equipment	-	2,612
Purchase of property and equipment	(119,240)	(174,712)

Net cash provided by (used in) investing activities	(119,240)	827,900

Cash flows from financing activities
Proceeds from issuance of loan payable	45,000	-
Proceeds from issuance of common stock	382,658	-

Net cash provided by financing activities	427,658	-

Net decrease in cash and cash equivalents	(435,474)	(352,132)

Cash and cash equivalents, beginning of period	454,667	706,873

Cash and cash equivalents, end of period	$19,193	$354,741

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

Supplementary disclosure of noncash financing activities:

Issuance of common stock for development of Apps (Property & equipment)	$85,300	$-

Issuance of common stock for other current assets	$38,249	$-

See accompanying notes to consolidated financial statements

GTX CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited consolidated financial statements of GTX Corp have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included.  Our operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2009, which are included in our Annual Report on Form 10-K, and the risk factors contained therein.

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

Fair Value Measurements and Financial Instruments
Effective January 1, 2008, the Company adopted FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

ASC defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company’s balance sheets include the following financial instruments: cash, accounts receivable, inventory, other assets, accounts payable, convertible promissory note payable and derivative liabilities.  The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Derivative Instruments
Our debt or equity instruments may contain embedded derivative instruments, such as conversion options, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

The identification of, and accounting for, derivative instruments is complex.  Our derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur.  For bifurcated conversion options that are accounted for as derivative instrument liabilities, we determine the fair value of these instruments using the Black -Scholes option pricing model.  That model requires assumptions related to the remaining term of the instrument and risk-free rates of return, our current Common Stock price and expected dividend yield, and the expected volatility of our Common Stock price over the life of the option.

New Accounting Standards
In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting standards Update No. 2009-13, “Multiple Deliverable Revenue Arrangements – A consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”).  The guidance provides principles and application guidance on whether multiple deliverables exist, determining the unit of accounting for each deliverable, and the consideration allocated to the separate units of accounting.  Additionally, this guidance requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price (“TPE”), eliminates the use of the residual method, and requires an entity to allocate revenue using the relative selling price method.  However, guidance on determining when the criteria for revenue recognition are met and how an entity should recognize revenue for a given unit of accounting are contained in other accounting literature and are not changed by ASU 2009-13.  The guidance in ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  We have evaluated the potential impact of this standard and expect it will have no significant impact on our financial position or results of operations.

In September 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements – A consensus of the FASB Emerging Issues Task Force” (“ASU 2009-14”) which amends ASC 985-605, “Software: Revenue Recognition” to exclude from its scope certain tangible products containing both software and non-software components that function together to deliver the product’s essential functionality.  This guidance focuses on determining which arrangements are within the scope of the software revenue guidance in Topic 985 (previously included in AICPA Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”)) and which are not. This guidance also removes tangible products from the scope of the software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that include a tangible product are within the scope of the software revenue guidance. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and shall be applied on a prospective basis.  We have evaluated the potential impact of this standard and expect it will have no significant impact on our financial position or results of operations.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. ASU 2010-06 amends Codification Subtopic 820-10 to now require (1) a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; (2) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements, and (3) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We have evaluated the potential impact of this standard and expect it will have no significant impact on our financial position or results of operations.

In April 2010, the FASB issued ASU No. 2010 – 17, “Revenue Recognition – Milestone Method (Topic 605): Milestone Method of Revenue Recognition.”  ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone of revenue recognition for certain research and development transactions.  Under this new standard, a company can recognize as revenue consideration that is contingent upon achievement of a milestone in the period in which it is achieved, only if the milestone meets all criteria to be considered substantive.   This standard will be effective for us on a prospective basis for periods beginning after January 1, 2011.  We have evaluated the potential impact of this standard and expect it will have no significant impact on our financial position or results of operations.

2.	CONVERTIBLE PROMISSORY NOTE PAYABLE

On September 14, 2010 the Company entered into a Convertible Promissory Note in the principal amount of $45,000 (the “Note”).  The Note bears interest at 8% per annum and matures on June 15, 2011.  Under the Convertible Promissory Note Agreement, beginning 180 days following the date of the Note, the lender has the right to convert all or any part of the outstanding and unpaid principal of the Note into shares of the Company’s common stock; provided however, that in no event shall the lender be entitled to convert any portion of the Note that would result in the beneficial ownership by it and its affiliates of more than 4.99% of the outstanding shares of the Company’s common stock.  The Note is convertible at a variable conversion price which is calculated based on 60% of the average of the five closing prices of the Company’s common stock during the five trading day period ending one trading day prior to the date the conversion notice is sent by the lender.

In connection with the issuance of the Note, the Company has applied the guidance of FASB ASC Topic No. 815-40. Accordingly, the conversion feature is accounted for as a derivative liability at the date of issuance and adjusted to fair value through earnings at each reporting date. The fair value was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected dividend yield of 0%; expected volatility of 80%; risk-free interest rate of .2% and an expected holding period of 9 months. The resulting value, at the date of issuance, was allocated to the proceeds received and applied as a discount to the face value of the Convertible Promissory Note; The Company has recognized a derivative liability of $35,253 at the date of issuance, which also approximates the fair value of the derivative at September 30, 2010.

3.	EQUITY

Common Stock
During the three and nine months ended September 30, 2010 the Company issued 511,667 and 1,118,053 shares of common stock, respectively, under the Company’s 2008 Equity Compensation Plan to various members of management, employees and consultants as compensation for services rendered.  Included in these issuances were grants of 476,667 and 566,053 shares during the three and nine months ended September 30, 2010, valued at $69,300 and $85,300, respectively, to a consultant for services related to the development of our mobile phone applications and accordingly, the value is capitalized as Property and Equipment in the accompanying consolidated balance sheet and will be depreciated through cost of goods sold.  The remaining shares issued, 35,000 (valued at $4,060) and 552,000 (value at $91,280) during the three and nine months ended September 30, 2010, respectively, were expensed as stock based compensation in the accompanying consolidated statement of operations.  During the three and nine months ended September 30, 2009 the Company issued 44,116 and 524,116 shares of such common stock, respectively, valued at $60,000 and $420,000, respectively.

In addition to the shares issued under the 2008 Equity Compensation Plan, the Company issued 2,116,666 and 2,459,195 shares of common stock during the three and nine months ended September 30, 2010, respectively, subject to restrictions upon transfer pursuant to Rule 144, as promulgated under the Securities Act of 1933, as amended, to various members of management, employees and consultants as compensation for services.  Included in these issuances were shares issued to consultants for services which had not yet been fully rendered.  During September 2010, a three month consulting agreement for public relations services was entered into for which 250,000 shares of common stock, valued at $29,000, were issued.  As of September 30, 2010, $9,333 had been expensed as stock based compensation expense and $19,667 remained as a prepaid asset and will be amortized to stock based compensation expense over the life of the contract.  In July 2010, 1,050,000 shares of common stock were issued to members of management and board members.  The shares contain repurchase rights whereby the Company retains the rights to acquire the shares from the stock recipients and such repurchase rights lapse ratably over twelve months at a rate of 1/12th per month beginning on July 31, 2010.  At the date of issuance, the shares were valued at par ($.001 per share) and recorded as an Other Current Asset in the accompanying consolidated financial statements.  The related stock based compensation expense is recorded in conjunction with the monthly vesting based on the average stock priced during the respective month.  Accordingly, as of September 30, 2010, $19,793 was expensed as stock based compensation expense.  Additionally, in May 2010 consulting agreements with two separate contractors were entered into to provide public relations and marketing services to the Company for three to six month terms for which a total of 48,529 shares of common stock were issued.  The shares were valued at $8,250, of which $4,125 was expensed during the three months ended September 30, 2010 and $4,125 was expensed during the three months ended June 30, 2010.  The remaining shares issued, 816,666 (valued at $108,974) and 1,110,666 (valued at $158,173) during the three and nine months ended September 30, 2010, respectively, were expensed as stock based compensation in the accompanying consolidated statement of operations.  During the three and nine months ended September 30, 2009, the Company issued 92,000 and 717,000 shares of common stock, respectively, of such stock, the grant-date fair value of which was estimated at $10,220 and $48,200, respectively.

Additionally, in May 2008, the Company entered into a one year agreement with a third-party public relations firm.  The terms of the agreement included the issuance of 17,500 shares of common stock to be paid to the public relations firm in 4 equal instalments.  The 17,500 shares of common stock were issued during 2008 and were held by the Company in escrow to be delivered to the public relations firm in four equal quarterly instalments during the 1-year term of the agreement.  The fair value of these shares was estimated to be $37,625 based on the market price of the securities, as quoted on the OTCBB on the date of issuance.  During the three and nine months ended September 30, 2009, $0 and $12,542, respectively, had been expensed in the accompanying consolidated financial statements related to this agreement.  As of June 30, 2009, the 17,500 shares had been fully earned, delivered and expensed.

In connection with the Company’s equity line financing arrangement with Dutchess Opportunity Fund, II, LP (“Dutchess”), during the three and nine months ended September 30, 2010, the Company sold 644,986 and 1,340,982 shares of common stock, respectively to Dutchess at prices ranging from $0.1120 - $0.1763 per share resulting in proceeds of $79,949 and $198,308, respectively.

Common Stock Warrants
Since inception, the Company has issued warrants to purchase shares of the Company’s common stock to shareholders, consultants and employees as compensation for services rendered.

A summary of the Company’s warrant activity and related information for the nine months ended September 30, 2010 is provided below:

		Number of
	Exercise Price	Warrants

Outstanding and exercisable at December 31, 2009	$0.75 – 1.50	1,955,750
Warrants exercised		-
Warrants granted	$0.40	1,271,000
Warrants expired	$0.75	(25,000)
Outstanding and exercisable at September 30, 2010	$0.40 - 1.50	3,201,750

Stock Warrants as of September 30, 2010
Exercise	Warrants	Remaining	Warrants
Price	Outstanding	Life (Years)	Exercisable

$1.50	1,850,750	0.61	1,850,750
$1.25	80,000	0.61	80,000
$0.40	1,271,000	2.54	1,271,000
	3,201,750		3,201,750

During the nine months ended September 30, 2010 the Company received $187,500 for subscriptions for the purchase of units, consisting of 1,250,000 shares of common stock and 1,250,000 warrants to purchase common stock at a price of $0.40 per share.  Additionally, the Company issued 21,000 shares of common stock and 21,000 warrants to purchase common stock at a price of $0.40 per share as compensation in conjunction with the subscriptions.  Such securities were valued at $3,150.

Common Stock Options
For the three and nine months ended September 30, 2010 the Company recorded compensation expense related to options granted under the 2008 Equity Compensations Plan (the “2008 Plan”) of $45,600 and $218,955, respectively. For the three and nine months ended September 30, 2009 compensation expense related to the 2008 plan totaled $97,003 and $292,116, respectively.

The fair value of our stock options granted during the nine months ended September 30, 2010 and 2009, respectively, was estimated at the date of grant using the following assumptions:

	Nine Months Ended
	September 30,
	2010	2009
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	1.50%	1.9-2.25%
Expected volatility	60.00%	73-152%
Expected life (in years)	3-5	4-5

The 2008 Plan provides for the issuance of a maximum of 7,000,000 shares of which, after adjusting for estimated pre-vesting forfeitures, approximately 2,355,000 were still available for issuance as of September 30, 2010.

Stock option activity under the 2008 Plan for the nine months ended September 30, 2010 is summarized as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Grant Date Fair Value
Outstanding at December 31, 2009	4,267,500	$0.61	2.94	$1,210,360
Options granted	1,258,000	$0.17		83,821
Options exercised	-	$-	-	-
Options cancelled/ forfeited/ expired	(2,610,000)	$0.70		(836,469)
Outstanding at September 30, 2010	2,915,500	$0.52	2.08	$457,712
Exercisable at September 30, 2010	2,052,315	$0.32	1.86	$359,328

During the three and nine months ended September 30, 2010, the Company granted 120,000 and 1,258,000 options respectively, to various members of management, the board of directors, employees and consultants for services rendered.  The options are exercisable at prices ranging from $0.16-$0.18 per share, vest within one year of the grant date and terminate at the earlier of (1) three years following the vesting date or (2) upon termination of employment or cessation of services to the Company.

As of September 30, 2010, after adjusting for estimated pre-vested forfeitures, there was approximately $96,000 of unrecognized compensation cost related to unvested stock options which is expected to be recognized monthly over approximately two years.

Share-Based Compensation Expense
Total non-cash compensation expense related to the issuance of stock, warrants, and options was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Stock compensation	$146,035	$16,470	$285,830	$66,992
Options compensation	45,600	97,003	218,955	292,116
	$191,635	$113,473	$504,785	$359,108

4.           COMMITMENTS & CONTINGENCIES

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

5.           SUBSEQUENT EVENTS

In connection with the Company’s equity line financing agreement it has entered into with Dutchess, the Company sold 659,124 shares of common stock to Dutchess during October and November 2010 at approximately $.10 per share, resulting in proceeds of approximately $66,000.

In October 2010, the Company issued 450,000 shares of common stock (valued at $45,000) to various consultants and contractors for services rendered.

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

Operations

GTX Corp provides various interrelated and complimentary products and services in the GPS Tracking and Personal Location Services marketplace. We currently conduct our operations through three wholly-owned subsidiaries that operate in related sectors of the personal location-based market.  In general our subsidiaries consist of the following:

•
Global Trek Xploration (“GTX California”), offers a GPS and cellular location hardware and software platform that enables subscribers to track in real time the whereabouts of people, pets or high valued assets through a miniaturized transceiver module, wireless connectivity gateway, middleware and viewing portal.  On March 18, 2010, GTX California entered into a four-year agreement with Aetrex Worldwide, Inc. (“Aetrex”) pursuant to which we granted Aetrex the right to embed our GPS tracking device into certain footwear products manufactured and sold by Aetrex.   Aetrex Worldwide, Inc. is a global leader in pedorthic footwear and foot orthotics.  Aetrex has certain exclusive and non-exclusive rights under this agreement.  In order to retain its exclusive rights, Aetrex must purchase 156,000 devices from us over the four-year term of the license agreement commencing with 6,000 GPS tracking devices in the first year, 25,000 devices during the second year, 50,000 during the third year, and 75,000 devices during the fourth year.  The end-users of the GPS enabled Aetrex shoes, expected to be predominately seniors afflicted with dementia, will also pay us a monthly service fee, a portion of which will be shared with Aetrex.  On June 30, 2010, Aetrex issued its first purchase order for 3,000 devices.  The Aetrex shoe is scheduled to be released in the first quarter of 2011.

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

Increasing our international distribution, on June 30, 2010, the Company entered into an agreement with Tracking Central, an Australian based company.  Tracking Central has licensed the GTX platform and began paying a per device monthly subscription in August 2010.

•
Our LOCiMOBILE, Inc. subsidiary has developed, and launched applications for the iPhone, iPad, Android, BlackBerry, Samsung bada and other GPS enabled handsets that permit authorized users to locate and track the movement of the holder of the handset.  As of November 8, 2010, we offer a total of seventeen (17) mobile phone applications (“Apps”) that run on six (6) different platforms (iPhone, BlackBerry Google Android, iPad, Web and Samsung bada).  Our Apps have been downloaded over 750,000 times in 99 countries with two of our Apps on the iTunes top 25 social networking category, reaching number seven on the downloads list, number two on the highest grossing list and iTunes “What’s Hot” list.  Continuing with our platform expansion, during July 2010 we signed a binding contract with Samsung Electronics to develop 2 GPS tracking Apps for their new mobile operating system and platform – bada.  In addition, we recently launched our first monthly paid subscription real-time tracking applications on the BlackBerry and Google Android operating systems. There are currently several new Apps in development and scheduled for release in the fourth quarter of 2010.  These include a series of applications that will run on Samsung’s new bada platform, additional applications for the iPad and other tablets and more applications for the iPhone, BlackBerry and Google Android operating systems all of which should further contribute to our user base community, the value of our brand and revenue increases from App sales, monthly subscriptions and advertising.    During the three and nine months ended September 30, 2010, our Apps generated revenues of approximately $80,000 and $251,000, respectively.

•
Our Code Amber News Service, Inc. (“CANS”) subsidiary is a U.S. and Canadian syndicator and content provider of all state Amber Alerts (public notifications of child abductions) and missing person alerts.  Additionally, CANS markets and sells the patent pending electronic medical Code Amber Alertag and has recently signed up dozens of online affiliates and channel partners with a current total of 278 affiliates in 61 countries and 25 active fundraising organization throughout the United States that are selling the Alertag.  Mark Klaas has produced a video encouraging the support of Code Amber and the Alertag and offers the Alertags through his non-profit organization.  The Alertag comes with an annual $19.95 subscription based model and compliments the overall GTX business model of providing peace of mind and personal location solutions to the masses.  To date, our CANS operations have been primarily used to generate interest in our other products.

GTX Corp has recognized Latin America as a growing and strategically important market and is engaging this market through partnerships, bilingual sales and technical support staff along with localized software translated into Spanish for the region. GTX Corp has commenced selling personal location solutions to Mexico, Brazil, Colombia, Peru, Chile, Venezuela and Guatemala, through hardware devices, platform licensing and smart phone Apps. The Company expects to see significant growth in the remainder of 2010 and in 2011 as the Company increases the number of its local partnerships and its marketing efforts in these international territories.

Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report.

	Three Months Ended September 30,
	2010		2009
	$	% of Revenues	$	% of Revenues

Revenues	$105,123	100%	126,704	100%
Cost of goods sold	55,058	52%	60,448	48%
Gross margin	50,065	48%	66,256	52%

Salaries and professional fees	419,619	399%	388,836	307%
Research and development	27,162	26%	5,782	5%
General and administrative	66,112	63%	115,715	91%
Operating expenses	512,893	488%	510,333	403%

Loss from operations	(462,828)	(440)%	(444,077)	(350)%
Other income	-	-%	6,837	5%
Net loss	$(462,828)	(440)%	$(437,240)	(345)%

	Nine Months Ended September 30,
	2010		2009
	$	% of Revenues	$	% of Revenues

Revenues	$322,837	100%	$185,227	100%
Cost of goods sold	156,170	48%	88,321	48%
Gross margin	166,667	52%	96,906	52%

Salaries and professional fees	1,297,662	402%	1,293,351	698%
Research and development	58,400	18%	91,109	49%
General and administrative	255,276	79%	306,621	166%
Operating expenses	1,611,338	499%	1,691,081	913%

Loss from operations	(1,444,671)	(447)%	(1,594,175)	(861)%
Other income	636	-%	34,172	18%
Net loss	$(1,444,035)	(447)%	$(1,560,003)	(842)%

Revenues

Revenues during the three months ended September 30, 2010 were derived from all three subsidiaries, from multiple channels, both domestic and international, and from both enterprise customers and consumers.  Revenues, generated from the sale of our geo-specific Apps, during the three and nine months ended September 30, 2010 totalled approximately $80,000 and $251,000, respectively. Sales of the LOCiMOBILE® products are expected to increase as more LOCiMOBILE® applications are developed and newer versions of the existing LOCiMOBILE® products are released; and as those products become more available on more Smartphone and tablet platforms.  The remainder of our revenues were generated from platform product test agreements, hardware products such as the miniMT and micro LOCi devices, portal software licensing and monthly subscriptions, advertising, Code Amber annual news feed subscriptions, points of display sponsorships and the Code Amber Alertags.

Cost of goods sold

Cost of goods sold during the three and nine months ended September 30, 2010 consisted primarily of the cost to sell the LOCiMOBILE® applications, as well as depreciation on the capitalized costs of the applications and the cost of the miniMT and micro LOCi devices. Cost of goods sold during the three and nine months ended September 30, 2009 consisted primarily of the monthly cellular costs to run our gpVectorTM Powered connectivity gateway.  Cost of goods sold as a percentage of revenues fluctuates based on the sales mix of hardware products, Apps and other revenues streams during any period.

Salaries and professional fees

Salaries and professional fees during the three and nine months ended September 30, 2010 increased by 8% and 0%, respectively, in comparison to the comparable 2009 period.  The stabilization during the nine months ended September 30, 2010, despite a 74% increase in revenues, is due to continued efforts by management to cut expenses in light of the downturn in the economy.  The increase during the three months ended September 30, 2010 is due to stock granted to both consultants and employees valued at approximately $136,000 compared to approximately $16,000 in the comparable 2009 period.  Such stock was granted primarily to consultants for public relations and marketing services for the Company. In order to better manage our cash situation and continue to utilize high level employees and consultants, the Company has elected to compensate such employees and consultants in stock (and options) rather than cash.  These increases were then offset by cost cutting measures that resulted in decreases in amounts expensed for salaries and professional fees that were paid or to be paid in cash, as well as decreases in stock based compensation expense related to our 2008 Equity Compensation Plan.

Research and development

Research and development expense consist of costs attributable to employees, consultants and contractors who primarily spend their time on the design, engineering and process development of our personal location services platform, GTX smart shoe and LOCiMOBILE® applications for smart phones and the iPad.  Research and development expenses increased 370% during the three months ended September 30, 2010 compared to the comparable three month period in 2009.  This substantial increase is due primarily to costs attributable to our gpVectorTM powered athlete tracking system, (the “Tracking System”) which had been classified as cost of goods sold up until October 2009, being reclassified to research and development expense.  The change in classification resulted from the re-seller of the Tracking System defaulting on their licensing agreement in September 2009.  As revenues ceased being recognized from the re-seller, related costs associated with the Tracking System could no longer be classified as cost of goods sold.  We are obligated to continue paying these costs which approximate $12,900 per quarter until December 2010. For the nine months ended September 30, 2010, research and development expense decreased 36% in comparison to the comparable 2009 periods.  The decrease is the result of our platform being substantially completed during April 2010, and thus, research and development related to our LOCiMOBILE® applications decreased substantially.  Upon reaching technological feasibility during fiscal year 2009 we began capitalizing the applicable costs as software development and expensing the related depreciation as cost of goods sold.

General and administrative

General and administrative expenses consist primarily of corporate administrative costs, depreciation, occupancy costs, insurance and travel and entertainment.  General and administrative expenses during the three and nine months ended September 30, 2010 decreased 43% and 17%, respectively, in comparison to the same period in 2009 due primarily to $40,000 of bad debt expense recognized in September 2009, as well as a recruiting fee of $26,000 incurred during April 2009, neither of which were incurred during 2010.  Additionally, we have instituted various cost cutting measures resulting in decreases in general office and travel expenses.  These decreases were then offset by an increase in depreciation expense.

Other Income

Other income consists of interest income earned on our cash balances.  Interest income during the three and nine months ended September 30, 2010 decreased 100% and 98%, respectively, in comparison to the same period in 2009 due to the Company having less cash in interest bearing accounts in 2010.

Net Loss

Net loss for the three months ended September 30, 2010 increased 6% and for the nine months ended September 30, 2010 decreased 7%, in comparison to the net loss during the same period in 2009

Liquidity and Capital Resources

As of September 30, 2010, we had approximately $19,000 in cash, $131,000 of other current assets and current liabilities of approximately $456,000, resulting in a working capital deficit of approximately $305,000, compared to working capital of approximately $216,000 and a current ratio of 1.8 to 1 as of December 31, 2009.

During the nine months ended September 30, 2010 our net loss decreased to approximately $1,444,000 compared to a net loss of approximately $1,560,000 for the comparable period in 2009.  Net cash used in operating activities was approximately $744,000 and $1,180,000 for the nine months ended September 30, 2010 and 2009, respectively.  Cash used in operations in 2010 was only $744,000 despite a net loss of approximately $1,444,000 due to a $505,000 non-cash charge for stock compensation, depreciation of $134,000 and an increase in accrued expenses and accounts payable.

Net cash used in investing activities during the nine months ended September 30, 2010 was approximately $119,000 and consisted primarily of payments for the development of our LOCiMOBILE® products, which payments were capitalized.  Net cash provided by investing activities during the nine months ended September 30, 2009 was approximately $828,000 and resulted primarily from the maturing of certificates of deposits totaling $1,000,000.

Net cash provided by financing activities during the nine months ended September 30, 2010 and 2009 was approximately $428,000 and $0, respectively.  Net cash from financing activities primarily consist of proceeds received from the sale of shares in private placements and from an equity line financing agreement.  In order to provide us with the funds necessary, from time to time, to cover our operating expenses, on November 16, 2009, we entered into an Investment Agreement ("Investment Agreement") with Dutchess Equity Fund, L.P. (now known as Dutchess Opportunity Fund, II, LP) (“Dutchess”).  Under that Investment Agreement, we have the right to put (sell) to Dutchess up to $10,000,000 of our common stock over the course of thirty-six months (this facility is herein referred to as the "Equity Line").  The maximum amount that the Company is entitled to put in any one notice is 200% of the average daily volume (U.S. market only) of the common stock for the three (3) trading days prior to the date of delivery of the applicable put notice, multiplied by the average of the closing prices for such trading days.   During the nine months ended September 30, 2010, we sold 1,340,982 shares of common stock to Dutchess at prices ranging from $0.112 - $0.17 per share in connection with our Equity Line, resulting in proceeds of approximately $198,000.  Subsequent to September 30, 2010, we sold to Dutchess 659,124 shares of our common stock at approximately $0.10 per share for proceeds of approximately $66,000.  We intend to continue to use the Equity Line from time to time to provide us with additional working capital.

On September 14, 2010, we entered into a convertible promissory note (the “Promissory Note”) with a third-party in the amount of $45,000.  The Promissory Note bears interest at 8% per annum and matures on June 15, 2011.  Beginning 180 days following the date of the note the lender has the right to convert all or any part of the outstanding and unpaid principal of the Note into shares of the Company’s common; provided however, that in no event shall the lender be entitled to convert any portion of the Note that would result in the beneficial ownership by it and its affiliates of more than 4.99% of the outstanding shares of the Company’s common stock.  The Note is convertible at a variable conversion price which is calculated based on 60% of the average of the five closing prices of the Company’s common stock during the five trading day period ending one trading day prior to the date the conversion notice is sent by the lender.

Because revenues from our operations have, to date, been modest, we currently rely on the cash we receive from financing activities (including the Equity Line we entered into with Dutchess) to fund our capital expenditures and to support our working capital requirements.   Unless our revenues from operations increase materially in the near future, we will have to continue to rely on the sale of securities to fund our operations.  In addition, even if our revenues increase, we may still need to raise funds from the sale of securities if our actual cash expenditures exceed our planned expenditures, particularly if we invest in the development of improved versions of our existing products and technologies, and if we increase our marketing expenses.  In the event that we do not generate the amount of revenues that we anticipate, or if our expenses exceed our budgeted amounts, we may need to increase our use of the Equity Line, sell additional securities, or borrow additional funds.  No assurance can be given that we will be able to obtain sufficient funds under the Equity Line or from the sale of our securities to fund any working capital deficits.

We anticipate that we will generate additional revenues, and supplement our liquidity, as some or all of our pending transactions are realized.  During March 2010, we entered into a licensing agreement with Aetrex Worldwide, Inc. to market and sell a GPS enabled shoe.  We expect that Aetrex will commercially release the first line of these shoes in the first quarter of 2011.  The sale of these shoes is expected to generate both one-time product sales (from the sale of our GPS units to Aetrex) and monthly recurring service revenues (from the users of the GPS enabled shoes).  In May, 2010, we entered into a licensing agreement with Midnite Air Corp, D/B/A MNX, a worldwide provider of specialty critical and security sensitive global transportation and logistics services, to use the Company’s viewing portal, connectivity gateway, SMS gateway and other related platform tracking technology for tracking freight/cargo.  In July 2010, we entered into an agreement with Samsung Electronics Limited (“Samsung”) to provide online mobile content and services for mobile devices.  Under the Samsung agreement, we agreed to develop versions of our GPS Tracking applications specifically for cell phones that run on Samsung’s bada platform.  In addition, we are currently a party to platform test agreements for the development and release of additional products with other potential customers.  Such agreements currently in place are with B-Cycle LLC and with the Alzheimer Association.  The amount of revenues that we may generate from the foregoing, and from other pending business activities, is uncertain and no assurance can be given that the amount of funds we do generate will be sufficient to fund our operating needs.

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

Our funding requirements will depend on numerous factors, including:

•	Costs to continuously upgrade our smart phone Apps and the hardware, software, interface customization and website used for our gpVectorTM products;
•	Costs to create new products and Apps;
•	The costs of outsourced manufacturing;
•	The costs of licensing activities, including product marketing and advertising; and
•	Revenues derived from product sales and the licensing of the gpVectorTM technology, the sales of the LOCiMOBILE® applications, advertising and Alertag sales from CANS.

Based on currently available funds, our projected revenues and budgeted expenditures, and anticipated sales of securities (including proceeds from the Equity Line), we do not believe that we will have sufficient liquidity to satisfy our working capital cash requirements for the next twelve months without raising additional capital.  Although we believe that revenues from both the sales of our Apps and our GPS units (to Aetrex and otherwise) will increase during the balance of 2010, we currently do not anticipate that such increases will occur in time to fund our anticipated future working capital needs.  Accordingly, we currently expect that, even if our sales increase, we will have to raise some additional funds during 2010, either through the Equity Line, private offerings or otherwise.  No assurance can be given that we will be able to raise the funds necessary to fully fund our operations, or that those funds will be available to us when needed.  The sale of additional equity securities will result in additional dilution to our existing stockholders.  Sale of debt securities could involve substantial operational and financial covenants that might inhibit our ability to follow our business plan.  Additional financing may not be available on terms acceptable to us or at all.  If we are unable to obtain additional financing (through the Equity Line, private financings or otherwise), we will have to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our financial conditions and operating results.

Since inception in 2002, we have generated significant losses (as of September 30, 2010, we had an accumulated deficit of approximately $11,011,000), and we currently expect to incur continued losses until our sales and subscription initiatives collectively generate substantial revenues.  Depending on our current contractual arrangements, the revenues from our new LOCiMOBILE® applications and the sale of GPS enabled Aetrex shoes, we currently anticipate that our negative cash flow from operations will continue until at least the second half of calendar year 2011.  We are subject to many risks associated with small and growing businesses, including the above-discussed risks associated with the ability to raise capital. Please see the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2009 for more information regarding risks associated with our business.

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

As of September 30, 2010, we had a working capital deficit of approximately $305,000 and an accumulated deficit of approximately $11,011,000.  In addition, for the nine months ended September 30, 2010, we had a loss of approximately $1,444,000 and negative cash flow from operating activities of approximately $744,000. Therefore, we will have to obtain additional funding from the sale of our securities or from strategic transactions in order to fund our current level of operations.  We have not identified the sources for the additional financing that we will require, and we do not have commitments from any third parties to provide this financing.  Certain investors may be unwilling to invest in our securities since we are traded on the OTC Bulletin Board and not on a national securities exchange, particularly if there is only limited trading in our common stock on the OTC Bulletin Board at the time we seek financing.  There is no assurance that sufficient funding through a financing will be available to us at acceptable terms or at all.  Historically, we have raised capital through the issuance of our equity securities.  However, given the risks associated with our business, the risks associated with our common stock, the worldwide financial crisis that has severely affected the capital markets, and our status as a small, unknown public company, we expect in the near future, we will have a great deal of difficulty raising capital through traditional financing sources.  Therefore, we cannot guarantee that we will be able to raise capital, or if we are able to raise capital, that such capital will be in the amounts needed.  Our failure to raise capital, when needed, and in sufficient amounts, will severely impact our ability to continue to develop our business as planned.  Any additional funding that we obtain in an equity or convertible debt financing is likely to reduce the percentage ownership of the company held by our existing security holders.  The amount of this dilution may be substantial if the trading price of our common stock is low at the time of any financing from its current levels.  There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.  If we are unable to obtain the needed additional funding, we will have to reduce or even totally discontinue our operations, which would result in a partial or total loss to our stockholders.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended September 30, 2010, we issued 2,459,195 shares of common stock to a total of 26 members of management, employees, contractors and consultants, at prices ranging from $0.116 to $0.17 per share, as compensation for services rendered.  The foregoing shares were issued in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

GTX CORP

Date: November 15, 2010	By:	/s/ MURRAY WILLIAMS
Murray Williams,
Chief Financial Officer (Principal Financial Officer)

Date: November 15, 2010	By:	/s/ PATRICK BERTAGNA
Patrick Bertagna,
Chief Executive Officer