Form 10-K
period 2010-12-31
GTX CORP
filed 2011-03-31
CIK 1375793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates as of June 30, 2010 was $5,494,614, based on the closing price of the registrant's common stock reported by the OTC Bulletin Board on that date.  The determination of affiliate status is not necessarily a conclusive determination for other purposes.
The outstanding number of shares of common stock as of March 31, 2011 was 51,547,578.
Documents incorporated by reference:  None

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

Unless otherwise noted, the terms "GTX Corp", the "Company", "we", "us", and "our" refer to the ongoing business operations of GTX Corp and our wholly-owned subsidiaries, Global Trek Xploration, LOCiMOBILE, Inc., and Code Amber News Service, Inc.

Overview of the Business and Recent Developments

GTX Corp utilizes the latest in miniaturized, low power consumption technology and offers a robust global positioning system (“GPS”) and cellular location platform that answers the “where is” question. If you want to know where your grandmother, child, spouse, pet, bike, motorcycle or any other high valued assets are, GTX Corp has a solution that answers that question and enables subscribers to track the whereabouts in real time through a complete end to end, customizable GPS/GPRS transceiver module, wireless connectivity gateway, smartphone mobile applications (“Apps”), middleware, and viewing portal.  GTX Corp provides various interrelated and complimentary products and services in the Personal Location Services marketplace and integrates two-way GPS tracking technologies that seamlessly integrate with consumer products and enterprise applications. Utilizing its growing global distribution channel network, the Company provides personal location solutions through hardware devices, software platform licensing and smartphone applications, with over 900,000 downloads in 109 countries and distributors in Mexico, Australia and Nepal.

 GTX Corp has developed and expects to shortly commercially release an award winning, patented GPS Smart Shoe that can locate the wearer in real time.  Among the Company’s smartphone Apps is its popular smartphone GPS Tracking App that hit number two on the iTunes top grossing chart. The Company is paving the way with innovative geo specific and proximity alerting applications that help you know where someone or something is at the touch of a button. GTX Corp conducts its operations through its three wholly- ABI owned subsidiaries:Global Trek Xploration, LOCiMOBILE, Inc. and Code Amber News Service, Inc.,. The Company has an aggressive intellectual property strategy and extensive portfolio of patents, patents pending, registered trademarks, copyrights and URL's. GTX Corp has a scalable pipeline of two-way GPS products and services supported by an extensive intellectual property portfolio and suite of technologies, which is creating new social and economic paradigms ready for license to the global community.

We believe that GTX Corp differentiates itself from other providers of personal location solutions in a number ways, including its strong brand, its media and social media recognition, its high profile strategic partners, its global channels of distribution, a diverse product line, a robust and scalable platform, a strong intellectual property portfolio, a proprietary licensing model and the ability to integrate customizable form factors with dedicated functionality and personalized interfaces to offer consumers and businesses localized personal location applications, services and solutions.

We currently conduct our operations through three wholly-owned subsidiaries that operate in related sectors of the emerging $13 billion Location-Based Services and Proximity Marketing industry (the emerging industry for localized wireless distribution of advertising associated with a particular place based on the specific location of the person carrying the smartphone).  In general our subsidiaries consist of the following:

•
Global Trek Xploration (our wholly-owned subsidiary we refer to as “GTX California”) offers a GPS and cellular location platform that enables subscribers to track in real time the whereabouts of people, pets or high valued assets through a miniaturized transceiver module, wireless connectivity gateway, middleware and viewing portal.  On March 18, 2010, GTX California entered into a four-year agreement with Aetrex Worldwide, Inc. (“Aetrex”) pursuant to which we granted Aetrex the licensing rights to our end to end patented two way GPS platform and embed our GPS tracking device into certain footwear products manufactured and sold by Aetrex.   Aetrex Worldwide, Inc. is a global leader in pedorthic footwear and foot orthotics.   Aetrex has certain exclusive and non-exclusive rights under this agreement.  In order to retain its exclusive rights, Aetrex must purchase 156,000 devices from us over a four-year period commencing on the date that we ship to Aetrex the first production order of devices as follows: 6,000 GPS tracking devices in the first year, 25,000 devices during the second year, 50,000 during the third year, and 75,000 devices during the fourth year.  On June 30, 2010, Aetrex issued its first purchase order for 3,000 devices, which we expect to ship to Aetrex in the second quarter of 2011.  The end-users of the GPS-enabled Aetrex shoe, expected to predominately consist of seniors afflicted with dementia, will be required to pay us a monthly service fee, a portion of which will be shared with Aetrex.  The Aetrex shoe is scheduled to be released in the second quarter of 2011.

On May 28, 2010, the Company entered into a three year agreement with Midnite Air Corp (“MNX”) granting MNX the exclusive rights to the GPS tracking platform for use in the transportation of high valued assets.  In order to retain exclusive rights, MNX must purchase a minimum of 15,000 devices over the three year term at 5,000 per year and activate each device with a monthly monitoring subscription.  Each device shipped will automatically be activated within 90 days of receipt with a monthly data monitoring and connectivity subscription fee.  To date, MNX has ordered 10 devices that they are using for their final testing.

The Company also signed two international licensing agreements, with Tracking Central in Australia and with Peace of Mind in Mexico, expanding its international distribution channels.

•
Our LOCiMOBILE, Inc. subsidiary has developed, and launched applications for the iPhone, iPad, Android, BlackBerry, Samsung bada and other GPS enabled handsets and tablets that permit authorized users to locate and track the holder of the handset.  Our 17 Apps, that run on six different platforms (including iPhone, Blackberry and Google Android), have experienced over 900,000 downloads in 109 countries with two of our Apps in the iTunes top 25 social networking category, reaching number seven on the downloads list, number two on the highest grossing list and iTunes “What’s Hot” list.  Continuing with our platform expansion, during July 2010 we signed a binding contract with Samsung Electronics to develop two GPS tracking Apps for Samsung’s new mobile operating system and platform – known as “bada.”  There are currently several new Apps in development and scheduled for release in the second quarter of 2011. These include a series of applications that will be geared for the enterprise user, by offering “private label” versions of our popular consumer apps to companies looking for a more personalized and secure method of keeping track of their employees. In addition, the Company will expand into proximity marketing and begin to leverage its global user base. Our roadmap also consists of further development to run on Samsung’s new bada platform, additional applications for the iPad and other tablets and TV’s, and more applications for the iPhone, BlackBerry and Google Android operating systems, all of which are expected to further contribute to our user base community, the value of our brand, and revenue increases from App sales, monthly subscriptions and advertising.  LOCiMOBILE has experienced significant growth with year over year increases of users and revenues.   During the years ended December 31, 2010 and 2009, our Apps went from 25,000 users to 800,000 users and generated revenues of approximately $328,000 and $10,000, respectively.

•
Our Code Amber News Service, Inc. (“CANS”) subsidiary is a U.S. and Canadian syndicator and content provider of all state Amber Alerts (public notifications of child abductions) and missing person alerts.  CANS, is the largest online distributor of missing persons alerts reaching close to 450,000 eyeballs a day through its widely distributed Code Amber ticker, support of 500 local and federal law enforcement agencies and alliance with 6,000 Walgreens stores nationwide. Additionally, CANS markets and sells the patent pending electronic medical Code Amber Alertag and has recently signed up dozens of online affiliates and channel partners with a current total of 290 affiliates in 62 countries and 25 active fundraising organization throughout the United States that are selling the Alertag.  Mark Klaas has produced a video encouraging the support of Code Amber and the Alertag and offers the Alertags through his non-profit organization.  The Alertag comes with an annual $19.95 subscription based model and compliments the overall GTX business model of providing peace of mind and personal location solutions to the masses.  To date, our CANS operations garners a tremendous amount of good will through its public service announcements and generates revenues from brand licensing, sponsorships, data feeds and Alertag subscriptions. In addition CANS is a significant part in our overall outreach campaign, primarily used to generate awareness of our GPS products and applications. CANS was formed in February 2009 after we acquired the assets of Code Amber, LLC, a U.S. and Canadian syndicator of all state Amber Alerts.  CANS provides website tickers and news feeds to merchants, internet service providers, affiliate partners, corporate sponsors and local, state and federal agencies.

GTX California, our principal operating subsidiary, has developed and patented a personal location services platform consisting of miniaturized, assisted two-way GPS tracking and cellular location-transmitting technologies used in consumer products and commercial applications to locate and track persons or assets.  Our GPS device, which consists of a miniature transceiver, antenna, circuitry and battery, can be customized and integrated into numerous products whose location and movement can be monitored in real time over the Internet through our 24x7 location data center (“Location Data Center”) tracking portal or on a web enabled cellular telephone.  The GTX California business model is to license its technology platforms to branded partners who desire to deliver their own innovative tracking solutions to consumers or their customers in a wide variety of wearable and portable location devices.  The GTX California value proposition is its ability to customize, localize and optimize an embedded approach to the tracking and monitoring market.  GTX California believes that its ability to customize its products to different form factors for the specific needs of its branded partners sets it apart from its competitors.

LOCiMOBILE, Inc. has developed and owns LOCiMOBILE® a suite of mobile tracking applications that turn the latest smartphones and tablets such as iPhone®, iPad, Blackberry, Samsung Galaxy, Google Android and other GPS enabled handsets into a tracking and location based social networking device which can then be viewed through our Location Data Center tracking portal or on any connected device with internet access.  With an early to market advantage, LOCiMOBILE® applications were first released in the U.S. in the second half of 2009 for use with the Apple iPhone®.  In September 2009, we released an international version of the iPhone® application and by early 2010, we had released seven Apps running on two platforms (iPhone and Android) with 25,000 users in 61 countries.  Since then we have released 10 additional Apps, bringing our total to 17 Apps running on six platforms that have experienced over 900,000 downloads in 109 countries. Building on this increase in revenues and customers, we have an ongoing development roadmap to put out more apps on more devices, with additional distribution partners in order to expand our user community, increase revenues and increase overall valuation.  Based on a study by ABI Research, worldwide tablet sales are expected to increase from 44 million to 71 million next year.  Recognizing this potential increase, the Company recently signed an agreement to pre load two of its Apps on the new Skytex Tablet and is exploring relationships with other tablet manufacturers and TV manufactures, as, per ABI Research, the connected TV market which represented about 25% of the market last year is expected to account for 76% of the market by 2015.

GTX Corp and its subsidiaries has recognized Latin America as a growing and strategically important market and is engaging this market through partnerships, bilingual sales and technical support staff along with localized software translated into Spanish for the region. GTX Corp has commenced selling personal location solutions to Mexico, Brazil, Colombia, Peru, Chile, Venezuela and Guatemala, through hardware devices, platform licensing, smartphone Apps and Alertags. The Company expects to see continued growth in 2011 as the Company increases the number of local partnerships and marketing efforts in these international territories.  For 2011 the Company is exploring partnerships in Europe, Canada and China and has signed agreements with companies operating in those territories in order to explore and evaluate expansion into those territories.

General.  We maintain an Internet website at http://www.gtxcorp.com. Our annual reports, quarterly reports, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and other information related to this company, are available, free of charge, on our website as soon as we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission. The Company’s Internet website and the information contained therein, or connected thereto, are not, and are not intended, to be incorporated into this Annual Report on Form 10-K.

GTX CALIFORNIA BUSINESS

GTX California was incorporated in California on September 10, 2002.  From inception in 2002 until the third quarter of 2008, its business was predominantly focused on research and development, creating intellectual property, securing strategic relationships and partnerships, and building category and brand awareness.  GTX California developed its business as follows:

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

•	In September 2007, GTX California entered into its first license agreement and in September 2008, GTX California delivered its first commercial order of GPS devices.

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

•
In 2010 GTX California, increased revenues, signed two significant licensing agreements (with Aetrex Worldwide and with MNX), added two international distributors, launched its portal in Spanish for the Latin market, received the prestigious People’s Choice award for the most innovative connected device, was granted several new patents, added new portable two way GPS devices to its product line, reduced the size of the GPS shoe module by 25%, and continued to expand its brand recognition through traditional and social media outreach campaigns.

GTX California has developed and owns a comprehensive, end-to-end scalable and licensable two-way GPS location enterprise platform  Unlike a one-way GPS location system (such as the standard automobile GPS systems or personal navigation devices) that informs the user of the users location, a 2-way GPS location system allows other parties to locate and track the whereabouts of the user.   The tested and proven two-way GPS location system enables subscribers to obtain accurate, real-time location information of persons or property through our secure, robust consumer and enterprise portal.

GTX California’s first hardware product, a miniaturized two-way GPS locator embedded module, the “gpVector™,” combines the power of assisted GPS and digital personal communications service (“PCS”) technologies. This miniature gpVector™ module can be embedded within lightweight enclosures, such as shoes worn by athletes, children the elderly, etc., collars worn by pets, or containers carrying items whose whereabouts is critical (such as live organ transportation containers).

GTX California provides real-time location and tracking information to customers using GPS devices for both routine and emergency situations through GTX California's 24x7 location data center (“Location Data Center”) and Internet infrastructures. Following the purchase of a module and the activation of the service, a subscriber can determine the locations of any person or product that carries the locator module by accessing the Internet either by computer or by a web-enabled cellular telephone.

The Location Data Center tracking portal is fully scalable and has been licensed to several partners both in the U.S. and internationally. It is a secure platform equipped with a database, API for custom integration and communication SMS gateway software and hardware. Subscriber internet communications are routed through GTX California’s proprietary, fault-tolerant, carrier-class, and application-specific interface software.

GTX California’s GPS devices are essentially enablers of its location service system. We expect that the majority of GTX California’s gross margin after subscriber buildup will come from recurring service fee revenues.

GTX California’s objective is to be a leading provider of wireless location services through the convergence of state-of-the-art enhanced global positioning, wireless communications and other technologies that empower people and businesses with the ability to locate loved-ones or property whenever and wherever they choose.  GTX California’s multi-pronged strategy is to penetrate vertical target markets by offering exclusive licenses of our technology to enterprises looking to enhance their brand and product offerings. Potential target markets that GTX California is currently in, or is exploring, include:

•	Parents of young children (primarily 4 to 12 years of age) who desire to know the whereabouts of their children;

•	Families with members who have Alzheimer’s disease and developmentally challenged adults;

•	Elder care support and applications;

•	Pet care;

•	Field workers, first responders and law enforcement;

•	Military Personnel;

•	High value asset tracking and location capability of bikes, motorcycles, containers, luggage, and other assets that require monitoring or tracking; and

•	Competitive non-motorized athletes.

GTX California also offers its Location Data Center services to non-GTX California products and hardware systems (i.e. handsets, personal electronics) of major electronics manufacturers as such third-party products and systems become available through the offer and sale of exclusive licenses to either geographical regions or product categories.

Products—Hardware; Location Data Center

GTX California’s location based products consist of (i) certain hardware and (ii) a suite of subscription-based internet data-monitoring software and services (tracking portal).  Our hardware products include patented, interchangeable GPS satellite tracking and location reporting modules that can be embedded into wearable consumer items (such as footwear, clothes, backpacks, life preservers) or can be integrated into other portable carriers.  For example, our module can be embedded into the sole of a shoe to track and report the location of the wearer of the shoe.  In addition, we also offer a wearable caddy that houses a miniaturized, ruggedized, portable GPS tracking device enclosed in a buoyant, waterproof, shockproof, clip-on housing. The module can be affixed to, or embedded in other products and items that need to be located, such as trucks, automobiles, delivery vehicles, and high value parcels.

GTX California’s data tracking portal consists of its proprietary Location Data Center that provides a complete array of back-end services to subscribers. Upon purchase of a product that contains our GPS devices from a licensee and the subscription by the purchaser of a service plan and activation of service, the subscriber/purchaser can establish his own personal pass code and configure his account services.  A subscriber can have more than one product included on his account, and can set up individual profiles for each product.

The subscriber initiates requests for location information on the GPS device through the Internet via the GTX California licensee’s web site. The Location Data Center automatically contacts the module via the local cellular communications infrastructure, requesting the module's location. The embedded module utilizes GSM/GPRS technology and transmits its location data on a GSM network. The GTX California locator utilizes quad-band GSM technology.

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

In addition to these basic location reporting capabilities, our GPS devices and location tracking services also offers several additional features and capabilities to our subscribers, including:

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

The products are supported by a wide network coverage throughout the United States, Canada, Mexico and numerous other countries that operate on the global GSM Wireless networks.  In addition, the personal locators will have the ability to roam seamlessly on the networks of 290 partners in over 210 countries.

Multiple Applications

GTX California’s planned GPS Personal Locator licenses are targeted to address multiple major markets, including tracking or locating  adults with Alzheimer’s disease, automotive/commercial/payloads, children, pets, institutional living, life science assets, and athletics.

Adults. We believe the demographic segments offering the greatest opportunities are Alzheimer's patients, seniors (65+ years of age), and active adults and teens. A primary application is for "active adults": those who participate in outdoor recreational activities (such as jogging, hiking and camping) that could put them at risk of getting lost, being injured or becoming a victim to a violent crime. Other potential users include Alzheimer's patients and developmentally challenged adults. We believe caregivers of these people would be very interested in using the location service during an emergency situation, as a combination location service/notification to law enforcement when a crime is in process where a subscriber is the victim, and simply as a means of communicating one's location to a friend or a loved-one.

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

Children. Due to the emotional nature of the benefit GTX California is offering, we view this segment as having a big market potential.  The GPS Personal Locator license for children will target prospective licensees currently marketing their existing products to dual-income and single parents of 4-12 year old children. At the lower end of this age range, children are starting to gain more independence from their parents and are more likely to be "out of the parent's sight" for a variety of reasons (such as day care, school, playing with friends, and field trips). We believe that both parent and child interest in the product would level off after age 12, when a child's range of freedom and desire for privacy increases dramatically. The service is positioned as "complementary" to parent supervision, not a replacement for it. This market is especially significant in Latin America due to the growing numbers of kidnapping and abductions for ransom.

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

Strategic Relationships and Licensing Arrangements

The goal of GTX California is to offer location based hardware and/or its data monitoring platform to third parties for the sale and distribution of location based products/services in various targeted vertical markets within specific geographic territories. We begin the process by entering a platform test agreement with a potential partner with the intent to transition into a long term relationship. By establishing and building partnerships, both domestic and international, through licensing agreements, OEM, and carrier relationships, utilizing GTX California’s technologies we facilitate efficient entry into new markets leveraging each company’s core competencies.  We enhance the value of our distribution channels by aligning our sales and marketing efforts with strategic partners, including co-branding, distribution and marketing with telecommunication companies, wireless carriers, national retailers and major consumer branded companies.

We have entered into seven platform test agreements for the release of consumer and enterprise products using our GPS tracking technology.  Pursuant to each of these agreements, GTX California and our potential licensees have agreed to jointly complete the development and testing of one or more products, our middleware, connectivity gateway and viewing portal that will, upon the successful completion of the testing, be licensed to the licensees for commercialization within a defined territory and/or product category. Assuming that the development and testing of these products is successful, we could receive additional licensing fees and other revenues under these agreements in 2011.  The seven agreements consist of the following:

•
In May 2009, we entered into a platform test agreement with Aetrex Worldwide, Inc., a global leader in pedorthic footwear and foot orthotics, under which the companies agreed to collaborate on the development and mechanical engineering of GTX Corp’s patented PLS two-way transceivers and software systems to monitor the locations of “wandering” seniors afflicted with dementia by embedding its technology in Aetrex footwear.  We successfully completed the testing in March 2010 and entered into a four year License Agreement with Aetrex Worldwide, Inc. under which we granted Aetrex the right to embed our GPS tracking device into certain footwear products manufactured and sold by Aetrex, and offer our middleware platform and viewing portal for Aetrex to deliver a complete end-to-end tracking and monitoring solution to the customers purchasing the GPS enabled shoes.

•
In September 2009, we entered into a binding exclusive platform test agreement with G Force Systems & Technologies (formerly Kalika Group), one of Nepal’s largest and most respected business conglomerates, for the deployment of this company’s proprietary GPS technologies and product line into Nepal, India, Pakistan, Bangladesh, Sri Lanka, Maldives and Bhutan – a marketplace comprising of an emerging, dynamic economy with a combined population of over 1.5 billion.  Upon completion of the platform test, G Force acquired 25 each of the miniaturized micro LOCi, the GTX AVL and the Mini MT and, upon entering into a Master Portal Agreement with the Company in August 2010, G Force began to commercially deploy our platform and sell multiple devices within their respective markets.

•
In October 2009, we entered into an exclusive product test agreement with Midnite Air Corp D/B/A MNX to develop an industry first, proprietary GPS enabled transport container.  MNX is a worldwide provider of specialty critical and security sensitive global transportation and logistics services.  MNX has successfully concluded various tests throughout the globe including Great Britain, Australia and China. We successfully completed the testing in May 2010 and entered into a three year License Agreement with MNX under which we granted MNX the right to embed our GPS tracking device into certain freight/cargo used by MNX to transport vital organs and certain other high valued assets.  MNX will also use our middleware platform and viewing portal as its complete end-to-end tracking and monitoring solution for tracking the vital organs and other high valued assets that they transport.

•
In February of 2010 we entered into a platform test agreement with Map My Fitness LLC and after several months of successful testing we determined we could not develop a mutually beneficial and profitable business model.

•
In July of 2010 we entered into a platform test agreements, with Alzheimer’s Disease and Related Disorders Association, Inc. (dba Alzheimer Association) to test our patented GPS Smart Shoe and middleware platform. We successfully completed the first phase of technical testing and have begun outlining the business terms for AA.org to participate in the sales and support of the GPS-enabled shoes.

•
In July of 2010 we entered into a platform test agreement with B Cycle LLC. We successfully completed the first round of testing and determined based on the specific requirements of B Cycle that we would extend the testing to explore other power options such as solar and kinetic.

•
In March 2011, we entered into a platform test agreement with Wuhan Amass Trading Co., Ltd. to develop, engineer and test our two-way transceivers and software systems in shoes throughout China.  Upon the satisfactory completion of the platform test, we expect to grant Wuhan Amass Trading Co., Ltd. a license to embed and sell our location tracking devices in footwear throughout China.

The Aetrex, MNX and G Force platform tests transitioned into definitive licensing agreements.  Aetrex was the first to transition:

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

On December 22, 2010, the Company entered into an agreement and promissory note (“Aetrex Agreement”) whereby Aetrex agreed to advance GTX California the funds to pay for mold and production costs necessary to produce the devices.  Accordingly, Aetrex paid $32,500 to GTX California for the sole purpose of paying for mold costs relating to the production of the devices (“Mold Loan”).  Pursuant to the Aetrex Agreement, the Mold Loan is considered payment for the first 325 devices delivered to Aetrex.  In addition, pursuant to the Aetrex Agreement, Aetrex paid an additional $76,250 to GTX California on January 24, 2011 to cover part of the deposit necessary to produce their initial order of 3,000 devices (“Production Loan”).  Pursuant to the Aetrex Agreement, the Production Loan is considered payment for 750 devices, consisting of device number 326 through 1075 delivered to Aetrex.  In the event that pricing of the devices (cost plus 10%) is less than contemplated at the time of the Aetrex Agreement (i.e., $100/unit), Aetrex shall receive a corresponding reduction and credit on the 1,075 devices.  In the event that the 1,075 devices are not delivered to Aetrex before July 24, 2011, Aetrex can give us a 10-day demand notice for the return of the Mold Loan and the Production Loan.  In conjunction with the Aetrex Agreement, the Company’s President and CEO, Patrick Bertagna, entered into a personal guaranty with Aetrex, whereby he guaranteed the return of the Mold Loan and the Production Loan if the 1,075 devices are not delivered to Aetrex before July 24, 2011 and if Aetrex demands repayment of the Mold Loan and the Production Loan.    Additionally, on January 26, 2011, Aetrex issued a $197,000 letter of credit, expiring on July 30, 2011, for the benefit of the Company. This $197,000 letter of credit replaced the $305,000 letter of credit that Aetrex issued to us on July 28, 2010.

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

U.S. Patent Holdings

1.	U.S. Patent No. 6,788,200 title: “Footwear With GPS,” filed October 21, 2002, issued September 7, 2004, expires approximately October 21, 2022.

2.	U.S. Patent No. 7,474,206 title: “Footwear With Embedded Tracking Device And Method Of Manufacture,” filed February 6, 2006, issued January 9, 2009, expires approximately July 23, 2027.

3.	U.S. Patent No. RE40,879 title: “Footwear With GPS,” filed July 27, 2006, reissued August 25, 2009, expires approximately October 21, 2022

4.	U.S. Patent No. RE41,087 title: “Footwear With GPS,” filed September 6, 2006,reissued January 26, 2010, expires approximately October 21, 2022

5.	U.S. Patent No. RE41,102 title: “Footwear With GPS,” filed September 7, 2006, reissued February 9, 2010, expires approximately October 21, 2022

6.	U.S. Patent No. RE41,122 title: “Footwear With GPS,” filed August 17, 2006, reissued February 16, 2010, expires approximately October 21, 2022

7.	U.S. Patent No. D595,484 title: “Footwear With Antenna,” filed February 7, 2008, issued July 7, 2009, expires approximately July 7, 2023

8.	U.S. Patent No. D599,102 title: “Footwear Sole With Antenna,” filed February 7, 2008, issued September 1, 2009, expires approximately September 1, 2023

9.	U.S. Patent No. 7,920,559 title: “Footwear With Embedded Tracking Device and Method Of Manufacture,” Issues April 5, 2011, expires approximately February 6, 2026.

10.	U.S. Patent Application, Serial No.11/402,195 title: “Buoyant Tracking Device And Method Of Manufacture,” filed April 11, 2006. Pending

11.	U.S. Patent Application, Serial No. 12/012,088 title: “System And Method For Monitoring The Location Of A Tracking Device,” filed January 31, 2008. Pending

12.	U.S. Patent Application, Serial No. 12/378,153 title: “System And Method For Processing Location Data,” filed February 11, 2009. Pending

13.	U.S. Patent Application, Serial No. is CONFIDENTIAL – Not Published by the USPTO) title: “System And Method For Communication with a Tracking Device,” filed February 9, 2009. Pending

14.	U.S. Patent Application, Serial No. 12/228,158 title: “Tracking System With Separated Tracking Device,” filed August 8, 2008. Pending

Foreign Patent Holdings

1.	International Patent Application PCT/US2007/008667 title: “Buoyant Tracking Device And Method Of Manufacture,” filed April 11, 2006. Expired.

2.	International Patent Application PCT/US2007/003036 title: “Footwear With Embedded Tracking Device and Method of Manufacture,” filed February 6, 2007. Expired

3.	International Patent Application PCT/US2008/001362 title: “System And Method For Monitoring The Location Of A Tracking Device,” filed January 31, 2008. Expired

4.	Canadian Patent Application, Serial No. 2,641,469 title: “Footwear With Embedded Tracking Device and Method of Manufacture,” filed August 5, 2008. Pending

5.	Mexican Patent Application, Serial No. MX/A/2008/010160 title: “Footwear With Embedded Tracking Device and Method of Manufacture,” filed August 6, 2008. Pending

6.	International Patent Application PCT/US2009/004530 title: “Tracking System with Separated Tracking Device,” filed August 7, 2009. Expired

As part the ongoing building of our intellectual property portfolio, GTX California owns approximately 42 Internet domain names, www.GTXCorp.com being the primary, as well as the names of other related domains that provide IP protection in current and future business and vertical marketing initiatives.  Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as “.org” or with a country designation.  The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.  The Company has also secured corporate social media accounts, including Facebook, Twitter, LinkedIn and YouTube.

The Industry

After several years of fitful industry interest, location-based services are once again central to the wireless industry.  Technological challenges have been resolved with 2.5G, 3G and 4G network speeds now consistent with higher-speed coverage that is widely available.  In our ever-mobile society, it helps to know where we are and where we are going.   Many parents desire to have the ability to know where their children are and where they are going.  Having such information is now possible with access to real-time information delivered on-demand through locator systems and technologies such as ours.

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

In a recent report, Cisco Systems, Inc. predicted that by 2015 there will be 5.6 billion mobile devices and 1.5 billion separate machine-to-machine nodes. Coincidentally, global mobile data traffic will grow 26 times between 2010 and 2015, to 6.3 exabytes per month (an exabyte is a billion gigabytes), according to the latest report from Cisco’s Visual Networking Index Global Mobile Data Traffic Forecast.

ABI Research estimates the industry to reach $11 billion this year with 300 million worldwide users and growing to $14 billion by 2014.

The rising need for two-way GPS and location based services is influenced by several factors, among them:

•	Ubiquitous awareness and expanding penetration of GPS enabled mobile smartphone & tablets (Estimated 5.5 Billion by 2013)

•	Personal and asset security concerns affecting a greater portion of the population.

•	Increasing numbers of elderly or memory impaired. (Alzheimer’s, Autism, etc. 6 million in U.S. and growing to 100 million worldwide)

•	Corporations needing to manage worker productivity and logistics.

•	Government agencies, law enforcement and military personnel monitoring.

•	Massive life style adoption of Location Based Social Networking.

•	Proximity Advertising- the new paradigm

Target Markets and Marketing Strategy

We believe that the primary target market for GTX California’s products and systems consists of prospective licensees who currently sell related products or technology services to numerous markets including home security, child safety, medical and elder care providers, campers, hikers, backpackers, adventure seekers, extreme sports enthusiasts, freight and cargo carriers, delivery services, pet owners, vehicle finance companies, auto dealerships, law enforcement agencies, military organizations and individuals wishing to track valuable items.  In order to address these target markets, our marketing initiatives include:

•	Establishing licensing relationships with key industry partners;

•	Utilizing social media and public relations outreach in special interest magazines and newsletters;

•	Affinity group marketing and outreach;

•	“White label” affiliates which will target niche markets such as the Alzheimer’s Association for seniors afflicted with dementia; and

•	Establishing licensing relationships with large partners who sell every-day consumer goods like shoes, helmets, bicycles, etc.

Growth Strategy

Approaching the market place with a B2B and B2C strategy through our three business units, our goal is to become one of the major providers of personal and asset location services to specific niche business channel partners and  once we hit critical mass in pricing, to the mass consumer markets.  The strategy is to establish licensing relationships with key industry partners who will embed our technology into their products to sell to their established customer base. Key elements of our strategy include:

•	Providing our Personal Locator embedded module to licensees to empower their products with two-way GPS tracking capabilities;

•	A monthly service fee structure variable as to the needs of the end user and having multiple convenient access points (mobile phone, land line, or via the Internet);

•	Ease of use at the location interface point as well as with the device; and

•	Rugged design that meets the rigors of use. Our goal is to utilize our modules in products that are waterproof and can handle weather extremes of heat and cold.

Competition

Personal location and property tracking devices are just beginning to significantly penetrate the marketplace.  We believe this condition represents a tremendous opportunity as customers will be attracted in large numbers once the intrinsic value of the device is recognized and mass market adoption begins.

Competitors for our GPS products, and often also for our LOCiMOBILE® smart phone applications, include Location Based Technologies, Inc, Zoombak, Inc., Google Latitude, Foursquare, Loopt, Trimble Navigation, Inc. Brick House Security and SOS Gps, Inc.  Our competitors may be better financed, or have greater marketing and scientific resources than we can provide.  We are also aware of a number of foreign competitors that offer personal location tracking products similar to ours, which may impact our ability to expand our products abroad.  Our smart phone locator apps also compete against a number of other smart phone apps, some of which have features similar to our apps.

In related markets, GPS devices have become widely used for automotive and marine applications where line-of-sight to GPS satellites is not a significant issue.  Manufacturers such as Garmin, Navman, Magellan, TomTom, Pharos, NovAtel and DeLorne are finding a market interested in using these products for both business and leisure purposes.  Location devices are gaining significant market acceptance and commercialization in part due to the use of GPS technology in devices such as chart plotters, fitness and training devices, fish finders, laptop computers, PDAs, etc.  Prices range from less than $100 to over a thousand dollars for such items.  We expect that increasing consumer demand in these markets will drive additional applications and lower price points.

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

Research and Development

GTX California shifted from a research and development mode in the third quarter of 2008 with the completion of the athletic locator device.   Prototype testing was successfully completed and the first shipment of products was made in September 2008.  Additionally, GTX California is working with several other entities that are conducting research on key areas to improve the device (including expanded antennae capability, battery capacity, and enhanced location reliability and accuracy).  We anticipate GTX California will continue its ongoing involvement with such improvement activities for the foreseeable future.  During the fiscal years ended December 31, 2009 and 2010, we spent $107,000 and $68,000, respectively, on research and development.  Most of the foregoing research and development expenditures involved the development of new smart phone apps.

Other Location Products

In addition to marketing our own proprietary products, we also market and sell the “gpVector miniMT”, the GTX AVL , the Triton, and the “ gpVector2Micro LOCi”, tracking devices that are manufactured by a third party.  The gpVector miniMT is a compact, fully certified quad-band integrated device that provides complete GSM/GPRS functionality for mobile tracking applications.  The gpVector2 micro LOCi a more compact, fully certified quad-band integrated device that provides complete GSM/GPRS functionality for mobile tracking applications.  The GTX AVL is a low cost vehicle tracking device and the Triton is a very robust highly specific shipping container monitoring and tracking device. These products are sold under our GTX brand, and they can be branded with other companies’ names.  All these devices operate through, and use our middleware platform and viewing portal.  These devices can be sold individually or as a complete solution including platform and wireless connectivity providing us with product sales revenues and subsequent recurring monthly service revenues.  In addition to hardware device sales, as part of our international expansion plans, we are also licensing our enterprise portal and middleware platform which is contributing to an increase in monthly subscription revenues. The Company currently has four (4) international licensed distributors and anticipates signing on another three this year.

LOCiMobile® BUSINESS

LOCiMobile® has a suite of consumer and enterprise mobile tracking applications, social networking and proximity alerting applications that turn the latest GPS enabled smartphones and tablets into tracking devices and mobile social networking devices capable of being viewed on other handsets or our tracking portal.  LOCiMOBILE® can be deployed both business to business, through a private label interface and as a direct to consumer offering.  Selling mobile tracking applications for use on mobile handsets (“Apps”) allows us to enter into new markets supported by the growing number of worldwide GPS handsets, estimated to reach 5,5 billion by 2013, and tap into these markets without the traditional capital requirements and long lead times associated with manufacturing, selling and shipping hardware. Our mobile strategy complements our overall location based product offering by allowing us to leverage the rapid penetration and adoption of smartphones, including the use of their data plans and distribution capabilities (such as the Apple App Store, Blackberry App Store and the Android Marketplace), with our existing platform architecture. Our middleware is now a complete offering able to support applications on handsets along with hardware we make or buy for those specialized vertical markets.

We have experienced success with a number of our Apps in 2010.  Beginning the year, we launched of our very popular GPS Tracking app, which hit the Apple App Store top charts in its second week and remains one year later on the App Store’s top downloaded and top grossing list.  By the end of 2010, we had 17 Apps on six platforms with over 900,000 downloads in 109 countries.

LOCiMOBILE also formed a relationship with Samsung and developed two custom apps for its new “bada” platform, expected to be available on 40 million phones by mid 2011. Also we are currently in discussion with several handset and tablet manufactures and wireless operators about custom development and placement of several of our apps “on deck”, preloaded on their handsets/tablets.

The success of the LOCiMOBILE Tracking Apps in the consumer market, with over 900,000 user downloads, has prompted us to launch an enterprise version of our GPS Tracking and Tracking Pro Apps. A soft launch officially kicked off on March 1, 2011, with a community grassroots announcement.  We have engaged a number of multinational companies across various industries who have confirmed the demand for this enterprise white label solution.

The rapid acceptance of Internet connected TV platforms, such as Google TV, have provided this company with the opportunity to offer (either as a free preload or as a marketplace download) our app portfolio to these platforms.  Our goal is to make the LOCiMOBILE Tracking Apps and the Code Amber News Service App available to internet ready TV’s to provide greater coverage of this valuable public service, thereby contributing to our overall company brand extension and visibility.

The mobile phone has quickly become the conduit for consumers to find retail promotions, coupons, store locations and when possible, make the final purchase.  With that, the proximity marketing industry is exploding with expected revenues to reach nearly $13 billion over the next several years.
As the industry evolves from an advanced purchase (i.e. Groupon), to daily specials (i.e. City Search), to real-time proximity promotions, LOCiMOBILE is uniquely positioned with its database of over 900,000 downloads and can benefit due to its core strength in location based services and push notification capabilities. The Company recently announced its first entrée into proximity marketing with its newly developed LOCiDEALS app.  The app will be launched in partnership with the MyChamberApp, which offers daily promotions from over 100,000 Chamber of Commerce member businesses nationwide. LOCiDEALS is only the beginning, as the Company is preparing to launch other similar apps, including a web-based dashboard, BAM™, which will enable business owners to take total control of their promotional efforts in real-time.  LOCiDEALS and BAM™ are expected to be commercially released in the 2nd and 3rd quarters of 2011, respectively.

Currently, approximately 1,500 LOCiMOBILE® Apps are being downloaded daily, of which 15% are paid Apps and 85% are free Apps.  Revenue from the free Apps is derived from advertising and sponsorships. With an extensive product roadmap and two new Apps scheduled for release in the second quarter of 2011, the LOCiMOBILE® suite of Apps are expected to continue to penetrate more countries and increase downloads as the product line expands and becomes available on additional handset platforms and in additional countries.

In 2009, people worldwide spent $4.2 billion to download more than 2.5 billion apps for smart phones, according to a study by research firm Gartner Inc. By 2013, those numbers are projected to grow to $29.5 billion and 21.6 billion downloads according to Gartner Inc.  LOCiMOBILE® is focusing its development on enterprise and off-deck location based service application activations.  We believe that our LOCiMOBILE® product offering will benefit from these dynamic global market conditions that are currently driving growth in the smartphone and LBS application downloads.  The popularity enjoyed by affordable off-deck location based service applications is creating new momentum, a more open environment, and increased competition in a location industry that has long been dominated by carriers offering expensive subscription-based on-deck services.  By creating an indispensable and perhaps transparent location-based social networking (LBSN) product line LOCiMOBILE® is positioned, via product extension, to participate in this value creation landscape.

The LOCiMOBILE® Apps can be downloaded to the user’s smartphone from the company’s www.locimobile.com website, the Apple iTunes online store, the Android Marketplace and on the RIM platform for Blackberry. Part of the future evolution of the LOCiMobile® future products development may include the implementation of Cloud Architecture, which is a style of computing in which dynamically scalable and often virtualized resources are provided as a service over the Internet. This type of architecture will allow our subscribers to take location data and augment that data with other pertinent information providing a content rich solution.  This will not only enhance the user experience but also create value to the viewers and subscribers. Knowing the whereabouts of a loved one, friend or co -worker has value, but knowing particulars about those whereabouts and if there are any other friends or loved ones in the area, or if there are any potential dangers in the area, increases the value of the information. For example, knowing the location of a child and then augmenting that information with the known whereabouts of registered sex offenders increases the value of the information and ultimately empowers the user.  More and more people use their smart phones to text, e-mail, search the Internet or listen to music.  Because these devices are becoming smarter, growing in use and numbers and are proliferating worldwide, they create the perfect long term environment for developing geo spatial, dynamic in real time solutions that interact not only with each other but with other widely adopted platforms and data bases.  This in turn will create value when intersecting information with location and proximity. Seamlessly adding location and proximity to a common exchange of text messaging significantly change the dynamics of text messaging.

CODE AMBER NEWS SERVICE, INC.

Our Code Amber News Service, Inc. (“CANS”) subsidiary is a member of ONA-Online News Association, the leading U.S. and Canadian syndicator of online Amber Alerts and the primary content provider for non amber alert missing persons.  An Amber Alert is a public notification of a child abduction.  On December 5, 2008, we acquired the assets of Code Amber, LLC, which assets are now held and used by CANS.  To date CANS has reached an audience of 1.9 billion through its website tickers and point of display feeds presented by other media outlets, retail merchants, internet service providers, corporate sponsors, affiliate partners, federal, state and local agencies and concerned citizens.  The size of the potential audience for Amber Alerts was increased with the launch during 2009 of Code Mobile alerts that are now available on iPhone, Blackberry and Google smart phones.  CANS is designed to support law enforcement efforts in the recovery of missing persons across the United States and Canada by directly distributing missing people notifications to millions of subscribers and viewers. CANS maintains a website at www.codeamber.com and www.codeamberalertag.com

Currently CANS serves the Code Amber ticker to over 450,000 websites and desktops, which includes hundreds of law enforcement agencies, members of Congress and a list of corporate sponsors. In addition to the pre-packaged consumer ticker, Code Amber provides a commercial news feed to many media outlets and hundreds of additional corporate and private news and information distribution services. Code Amber has cultivated relationships with organizations such as CBS, NBC, ABC, MSNBC, CNN, Google, O’Reilly and Facebook, as well as many smaller broadcasters, all of which receive information about missing persons from CANS.  Enterprises such as Walgreens display CANS alerts on over 3,000 changeable message signs. Perftech, provides alerts to over 350,000 customers of participating internet service providers in Illinois, Ohio, Michigan and Indiana.

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

In November 2009, we entered into a licensing agreement for a digital identification tag that we now offer as a product with an annual subscription service under the name “Code Amber Alertag.”  Code Amber Alertag is a patent pending secure digital identification tag and service that provides worldwide access to critical personal information in emergency situations for children, elderly, field workers, pets, and others that subscribe to the product and service.  The digital identification tag fits onto a key chain and contains vital personal information of the subscriber such as identification, allergy, chronic conditions and other insights that are needed to adequately assess emergency victim treatment protocols.  The digital tag can also contain a second or "private" Alertag level that can only be accessed with an additional key code that first responders can access, which contains a full medical history, or as much as the Alertag subscriber elects to store on the device.  This new product and annual subscription model further augments and contributes to the multi prong revenue streams we have implemented.  We commercially launched the Code Amber Alertag in 2010 at a one-year subscription price of $19.95 for a single Alertag device, and $69.95 for a family package of devices.

The tags and service are sold both direct to the consumer and wholesale through different channel partners. Several major retailers and insurance companies are currently evaluating the product for possible sales through their channels. As part of our cross promotion campaign the Code Amber Alertags are also being offered by Aetrex Worldwide, our GPS Smart Shoe licensee. As of March 31, 2011 Code Amber Alertag has established 290 affiliates in 62 countries and has signed up over 25 organizations to sell the Alertag in fundraising events. The Code Amber Alertag portal was recently localized in Spanish and Portuguese for the Latin market and the Company is currently in discussions with distributors and government agencies in Mexico, Brazil and Argentina.

We acquired and intend to operate the Code Amber Alert business (i) to raise awareness of our company’s other technologies for locating persons, and (ii) to create a new source of revenues.  We believe that the strong media presence of Code Amber Alerts and large viewing audience gives us a platform to communicate with a large audience having specific interest in our core business of personal location solutions.  Persons who access the Code Amber Alert announcements and information have an interest in locating and knowing the whereabouts of someone…a child, a parent, a spouse, etc.  Since the location products offered by our other two subsidiaries (i.e. our GPS  and LOCiMOBILE® products) can be used by anyone to monitor the whereabouts of anyone or anything, we believe that the Code Amber Alert platform gives us an opportunity to introduce our products to users of the Code Amber Alert system. In addition, the operations of CANS supplement the GTX brand as a company that provides technology for monitoring and assisting in the recovery of missing persons.   We also have structured the operations to become a new revenue source.  We intend to generate future revenues from sales of information distributed by CANS and by revenues from sponsors/advertisers who want to address the target audiences that view the CANS information.

Our expansion plans for CANS intersects with our mobile platform strategy.  With the introduction of LOCiMOBILE® products for use with the iPhone and Android phones, we can now offer CANS Mobile on the iPhone, Blackberry and Google web enabled smartphones, thereby significantly increasing our footprint and viewing audience.  This new mobile capability will help expand CANS into a dynamic, real time, intelligent, geo-location aware, altruistic disseminator of vital information.  Leveraging our relationships and two-way GPS technology, we plan to introduce our patent pending data augmentation platform that will cross reference data located at sites such as Facebook, MySpace, Code Amber Alertag etc., allowing CANS to distribute in real time, including photos, pertinent geo specific information to web enabled phones.  A subscriber is now able to view on their phone all relevant data and a picture of a missing person that was last seen near their current location.  Moreover, cell phone cameras and Geo-Tagged photos captured by participating subscribers will assist in the information gathering process and hence allow the user to become active participants in the news as opposed to passive observers of events that affect our lives. We believe CANS Mobile will become the digital milk carton, giving every viewer the sum of all known knowledge at the right time and right place, all at the tip of their fingers. CANS along with LOCiMOBILE® helps synthesize our overall mobile platform strategy.

OVERVIEW—REVENUE SOURCES FROM ALL LINES OF BUSINESS

We currently generate revenues from all three of our subsidiaries, from multiple channels, both domestic and international, and from both enterprise customers and consumers.  We expect that future revenues can be generated from the following sales and revenue sources:

•	License fees derived from exclusive and non exclusive grants for territories and specific vertical markets and for use of our enterprise portal;

•
Product sales.  For example, in order to retain the exclusive license to use our products in certain footwear applications, Aetrex Worldwide, Inc. is required to purchase a minimum of 156,000 of our GPS devices from us over a four-year period commencing on the date that we ship to Aetrex the first production order of devices;

•	Non-recurring engineering fees and custom programming services;

•	Professional services and data hosting. For example, users of the Aetrex Worldwide, Inc. GPS enable footwear will have to purchase a monthly subscription from us to use the location services;

•
Monthly recurring wireless data and portal service fees. For Example, in order to activate the tracking features of the Aetrex shoes, the user of the shoes will have to purchase a monthly cellular connection plan from GTX California;

•	Sales of our LOCiMOBILE® applications to individual consumers that download our Apps;

•	Advertising revenues from advertisements served to the nearly 1 million customers that have downloaded our Apps and all the future customers that may download our Apps;

•	Sponsorships and news feed fees; and

•	Other Advertising revenues derived from our proprietary content and web services.

EMPLOYEES AND CONSULTANTS

As of December 31, 2010, GTX Corp and its subsidiaries collectively had seven (7) employees, two (2) full-time consultants and six (6) part-time consultants.  The employees are not represented by a labor union. We believe that our employee relations are good.  We anticipate that we will hire one or more key employees in the next six months, with selective and controlled growth commensurate with significant increases in revenues.  We anticipate that our subsidiaries will continue to extensively use the services of independent contractors and consultants to support expansion, customer service, and business development activities.

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

As of December 31, 2010, we had a working capital deficit of approximately $283,000 and an accumulated deficit of approximately $11,247,000.  In addition, for the year ended December 31, 2010, we had a loss of approximately $1,679,000 and negative cash flow from operating activities of approximately $896,000.  Therefore, we will have to obtain additional funding from the sale of our securities or from strategic transactions in order to fund our current level of operations.  We have not identified the sources for the additional financing that we will require, and we do not have commitments from third parties to provide this financing.  Certain investors may be unwilling to invest in our securities since we are traded on the OTC Bulletin Board and not on a national securities exchange, particularly if there is only limited trading in our common stock on the OTC Bulletin Board at the time we seek financing.  There is no assurance that sufficient funding through a financing will be available to us at acceptable terms or at all.  Historically, we have raised capital through the issuance of our equity securities.  However, given the risks associated with our business, the risks associated with our common stock, the worldwide financial crisis that has severely affected the capital markets, and our status as a small, unknown public company, we expect in the near future, we will have a great deal of difficulty raising capital through traditional financing sources.  Therefore, we cannot guarantee that we will be able to raise capital, or if we are able to raise capital, that such capital will be in the amounts needed.  Our failure to raise capital, when needed, and in sufficient amounts, will severely impact our ability to continue to develop our business as planned.  Any additional funding that we obtain in an equity or convertible debt financing is likely to reduce the percentage ownership of the company held by our existing security holders.  The amount of this dilution may be substantial if the trading price of our common stock is low at the time of any financing.  There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.  If we are unable to obtain the needed additional funding, we will have to reduce or even totally discontinue our operations, which would result in a partial or total loss to our stockholders.

We have had operating losses since formation and expect to continue to incur net losses for the near term.

Although we were formed in 2002, we have only recently commenced selling our products and, accordingly, have a limited operating history.  As of December 31, 2010, we had an accumulated deficit of approximately $11,247,000.   We have reported net losses of approximately $1,679,000 and $2,125,000 for the years ended December 31, 2010 and 2009, respectively.  We received the first order for our products in September 2008, and we have only generated total revenues of approximately $678,000 during the past two fiscal years.  Unless our sales increase substantially in the near future, we anticipate that we will continue to incur net losses in the near term, and we may never be able to achieve profitability.  In order to achieve profitable operations we need to significantly increase our revenues from the sales of product and licensing fees.   We cannot be certain that our business will ever be successful or that we will generate significant revenues and become profitable.

We have limited experience and not an extensive history of operations or sales.

Although we entered into a license agreement with a global leader in pedorthic footwear and foot orthotics for the manufacture and distribution of GPS tracking and location shoe products (mostly for senior citizens), the shoes have not yet been released.  We cannot estimate with certainty what the demand will be for shoe product once the shoe product is manufactured and marketed.   Accordingly, our business model has not yet been tested in the market and we have limited operating or sales history on which an investor can evaluate our operations and prospects.  To date, we only have preliminary data to support our belief that our products will be accepted by the market and will be able to sustain our business. Accordingly, we are unable to accurately forecast the market acceptance of our existing and future products.  As a result, an investment in our company is highly speculative and no assurance can be given that our business model will be successful and, therefore, that our stockholders will realize any return on their investment or that they will not lose their entire investment.

We may have to seek additional funding.  If additional funding is not available in the future, we will have to limit, scale-back or cease operations.

We currently have limited funds available from which we can fund our current and proposed operating activities.  The amount of funds currently available to us, the availability of the Dutchess Equity Line, and the monthly amount of revenues that we expect to generate collectively are expected to be sufficient to fund our operating expenses for the next 12 months.  However, if our actual operating expenses exceed our forecast, or if revenues do not reach our anticipated levels we will have to obtain additional public or private equity financings or debt financings in order to continue our operations.  We have not identified the sources for the additional financing that we will require.  Certain investors may be unwilling to invest in our securities since we are traded on the OTC Bulletin Board and not on a national securities exchange, particularly if there is only limited trading in our common stock on the OTC Bulletin Board at the time we seek financing.  There is no assurance that sufficient funding through a financing will be available to us at acceptable terms or at all.  Any additional funding that we obtain in a financing is likely to reduce the percentage ownership of the company held by our existing security-holders.  The amount of this dilution may be substantially increased if the trading price of our common stock has declined at the time of any financing from its current levels.  We may also attempt to raise funds through corporate collaboration and licensing arrangements.  To the extent we raise additional capital by issuing equity securities, our stockholders will experience further dilution.  If we raise funds through debt financings, we may become subject to restrictive covenants.  To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or products, or grant licenses on terms that are not favorable to us.  There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.  If we are unable to obtain the needed additional funding, we will have to reduce or even totally discontinue our operations, which would have a significant negative impact on our stockholders and could result in a total loss of their investment in our stock.

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

•
Sales revenues generated from the sale of our GPS devises to Aetrex Worldwide, Inc. and MNX under our license agreements, and the amount of monthly cellular fees we receive from purchasers of the Aetrex GPS shoes powered by GTX Corp;

•	The cost of developing and improving our products and technologies; and

•	The consummation of one or more licensing agreements with the parties currently considering the release of products based on our technologies.

•	The sale of devices to our International partners and the corresponding monthly subscription fees.

Funding, especially on terms acceptable to us, may not be available to meet our future capital needs because of the state of the credit and capital markets.  Global market and economic conditions have been, and continue to be, disruptive and volatile. The cost of raising money in the debt and equity capital markets for smaller companies like ours has increased substantially while the availability of funds from those markets has diminished significantly.  Also, low valuations and decreased appetite for equity investments, among other factors, may make the equity markets difficult to access on acceptable terms or unavailable altogether.

If adequate funds are not available, we may be required to delay, scale-back or eliminate our product enhancement and new product development programs. There can be no assurance that additional financing will be available on acceptable terms or at all, if and when required.

We may not be able to access sufficient funds under our Equity Line with Dutchess Equity Fund, L.P. when needed.

We entered into the Equity Line with Dutchess in November 2009 in order to enable us to obtain funding from Dutchess if and when we need additional capital.  Our ability to put (sell) shares to Dutchess and obtain funds under our Equity Line is limited by the terms and conditions in the Investment Agreement with Dutchess, including restrictions on our ability to put shares to Dutchess to the extent that it would cause Dutchess to beneficially own more than 4.99% of our outstanding shares.  As of March 31, 2011, we have used the Equity Line on a limited basis, and have obtained proceeds of approximately $396,000 from the sale of approximately 4,053,000 shares of common stock to Dutchess.

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

We have had only a limited release of our planned wireless locator products in the market.  Although we have entered into a licensing agreement with Aetrex Worldwide, Inc. for the manufacture and sale by Aetrex of GPS enabled shoe products, no such products have yet been released.  In addition, while we are currently a party to certain product development and test agreements to determine if our products can successfully be sold in other territories (i.e. Mexico, Australia, India, Pakistan, Israel, Nepal, etc.) and incorporated into other consumer and commercial products (such as in proprietary GPS enabled transport containers), these agreements are still in the testing and development phase.  There can be no assurances that consumer or commercial demand will meet, or even approach, our expectations.  In addition, our pricing and marketing strategies may not be successful. Lack of customer demand, a change in marketing strategy and changes to our pricing models could dramatically alter our financial results.

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

To date, we have only manufactured a limited number of products.  In addition, we are continually redesigning and enhancing our products and we are designing new products based on that technology that we hope to manufacture and market in the near future.  The manufacture and assembly of our products involves complex and precise processes, some of which have subcontracted to other companies and consultants. To date, we have manufactured a limited quantity of products and so we do not yet know whether we will encounter any serious problems in the production of larger quantities of our existing or new products.  Any significant problems in manufacturing, assembling or testing our products could delay the sales of our products and have an adverse impact on our business and prospects. The willingness of manufacturers to make the product, or lack of availability of manufacturing capacity, may have an adverse impact on the availability of our products and on our ability sell our products.  Manufacturing difficulties will harm our ability to compete and adversely affect our results of operations and financial condition, and may hinder our ability to grow our business as we expect.

We currently depend upon one manufacturer for some of the components of our principal products, and if we encounter problems with this manufacturer there is no assurance that we could obtain products from other manufacturers without significant disruptions to our business.

We expect that most of the components and subassemblies of our products will be initially manufactured for us by only one manufacturer. Although we could arrange for other manufacturers to supply these components and subassemblies, there is no assurance that we could do so without undue cost, expense and delay.  If our sole manufacturers are unable to provide us with adequate supplies of high-quality components on a timely and cost-efficient basis, our operations will be disrupted and our net revenue and profitability will suffer.  Moreover, if those manufacturers cannot consistently produce high-quality products that are free of defects, we may experience a high rate of product returns, which would also reduce our profitability and may harm our reputation and brand.  Although we believe that we could locate alternate contract manufacturers, our operations would be impacted until alternate manufacturers are found.

Our markets are highly competitive, and our failure to compete successfully would limit our ability to sell our products, attract and retain customers and grow our business.

 Competition in the wireless location services market in the U.S. and abroad is intense. The adoption of new technology in the communications industry likely will intensify the competition for improved wireless location technologies. The wireless location services market has historically been dominated by large companies, such as Siemens AG, AT&T and LoJack Corporation.  In addition, a number of other companies such as Trimble Navigation, Zoomback, Verizon, FireFly, Disney, Mattel, Digital Angel Corporation, Location-Based Technologies, Inc. and WebTech Wireless Inc. either have announced plans for new products or have commenced selling products that are similar to our wireless location products, and new competitors are emerging both in the U.S. and abroad to compete with our wireless location services products.  Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources may enter those markets, thereby further intensifying competition, adversely affecting our sales, and adversely affecting our business and prospects.

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

 Complex software products such as those associated with our products often contain latent errors or defects, particularly when first introduced, or when new versions or enhancements are released. We have experienced and addressed errors and defects in the software associated with our products, but do not believe these errors will have a material negative effect in the future on the functionality of the products.  However, there can be no assurance that, despite testing, additional defects and errors will not be found in the current version, or in any new versions or enhancements of this software or any of our products, any of which could result in damage to our reputation, the loss of sales, a diversion of our product development resources, and/or a delay in market acceptance, and thereby materially adversely affecting our business, operating results and financial condition. Furthermore, there can be no assurance that our products will meet all of the expectations and demands of our customers. The failure of our products to perform to customer expectations could give rise to warranty claims. Any of these claims, even if not meritorious, could result in costly litigation or divert management's attention and resources. Any product liability insurance that we may carry could be insufficient to protect us from all liability that may be imposed under any asserted claims.

We have only recently transitioned from being a research and development company to an operating company, making it difficult to evaluate our future prospects and results of operations.

Although GTX California was formed in 2002, until recently it was dedicated to the research and development of our products and platform.  Also, since the end of 2009, we have dedicated a significant amount of our resources and energies to the development and release of our LOCiMOBILE® applications.  Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in evolving industries. Some of these risks and uncertainties relate to our ability to:

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

We have had only sporadic and relatively minor sales.  We filled our first purchase order in September 2008 with the delivery of approximately 900 GPS units and we filled various purchase orders in 2009 for a total of approximately 550 gpVector2 micro LOCi devices.  The Aetrex Worldwide, Inc. shoe product licensing agreement was signed in 2010.  However, the amount and timing of revenues under this licensing agreement that we may derive are unknown.  In addition, we are a party to a number of product development and test agreements pursuant to which we and our customers are developing and testing products for release in 2011 in various markets and territories.  If these tests are successfully completed, we will, from time to time, receive payments under these agreements.  The amount of revenues we receive, if any, from the licensing agreements will fluctuate and depend on our customer’s ability to sell the products that contain our technology.  Accordingly, it is uncertain if and when we will receive future orders from our current and potential future customers.  Our sales will continue to be uncertain and we expect fluctuation in revenues and expenses until we commercially scale our existing contracts, enter into other license agreements that provide us with regular royalties or subscription revenues, or our LOCiMOBILE® applications are continually downloaded by a significant number of users who pay our download fees.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and, depending on our future growth, may require our independent registered public accounting firm to annually attest to our evaluation, as well as issue their own opinion on our internal controls over financial reporting.  The process of implementing and maintaining proper internal controls and complying with Section 404 is expensive and time consuming.  We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.  If we or our auditors discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price.  In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for future listing on one of the Nasdaq Stock Markets or national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which may reduce our stock price.

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

Our products, wireless carriers and other components of the communications industry are subject to domestic government regulation by the Federal Communications Commission (the “FCC”) and international regulatory bodies.  If we are unable to satisfy all of the regulations of the FCC or any other regulatory body, we could be prevented from releasing one or more of our products, which could materially and adversely affect our future revenues.  In addition, any delay in obtaining FCC and other regulatory approval could likewise have a negative impact on our business and on our relationships with our customers.  These regulatory bodies could enact regulations that affect our products or the service providers which distribute our products, such as limiting the scope of the service providers' market, capping fees for services provided by them or imposing communication technology standards which impact our products.  Changes in these regulations could affect our products and, thereby, adversely affect our business and operations.

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

As of March 31, 2011 our executive officers and directors, in the aggregate, beneficially own shares representing approximately 9,376,000 of our common stock. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination. On matters submitted to our stockholders for approval, holders of our common stock are entitled to one vote per share. If our executive officers and directors choose to act together, they would have significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these individuals, if they chose to act together, would have significant influence on the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

We recently registered for public resale a maximum of 12,000,000 shares of common stock with the SEC.  We may issue up to that number of shares to Dutchess pursuant to the Equity Line during the three year term of the Investment Agreement.  The resale of these shares into the public market by Dutchess could depress the market price of our common stock.  As of March 31, 2011, we had sold approximately 4,053,000 shares of common stock to Dutchess and we had 51,547,578 shares of our common stock issued and outstanding.

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

Our ability to put shares to Dutchess and obtain funds under the Equity Line is limited by the terms and conditions in the Investment Agreement, including restrictions on when we may exercise our put rights, restrictions on the amount we may put to Dutchess at any one time, which is determined in part by the trading volume of our common stock, and a limitation on Dutchess’ obligation to purchase if such purchase would result in Dutchess beneficially owning more than 4.99% of our common stock.  Accordingly, the Equity Line may not be available to satisfy all of our funding needs.

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

Our certificate of incorporation authorizes the issuance of up to 2,071,000,000 shares of common stock with a $0.001 par value and 10,000,000 preferred shares with a par value of $0.001, of which 51,547,578 common shares were issued and outstanding as of  March  31, 2011.  From time to time we may increase the number of shares available for issuance in connection with our equity compensation plans.  Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of preferred stock and may choose to issue some or all of such shares to provide additional financing or acquire more businesses in the future.

Moreover, as of March 31, 2011, we had warrants and options to purchase an aggregate of 6,117,250 shares of our common stock, the exercise of which will further increase the number of outstanding shares.  The issuance of any shares for acquisition, licensing or financing efforts, upon conversion of any preferred stock or exercise of warrants and options, pursuant to our equity compensation plans, or otherwise may result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current stockholders.

Financial Industry Regulatory Authority (FINRA) sales practice requirements may also limit a stockholder’s ability to buy and sell our common stock.

The Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “GTXO.”  Since our common stock is not listed on a national securities exchange, if the trading price of our common stock remains below $5.00 per share, trading in our common stock will be subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-national securities exchange equity security that has a market price of less than $5.00 per share, subject to certain exceptions).  The additional burdens imposed upon broker-dealers could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and the ability of holders of the common stock to sell their shares.

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

Historically, the SEC and Nasdaq have not generally favored transactions in which a privately-held company merges into, or is acquired by a largely inactive company with publicly traded stock, and there is a significant risk that we may encounter difficulties in obtaining the regulatory approvals necessary to conduct future financing or acquisition transactions, or to eventually achieve a listing of shares on one of the Nasdaq stock markets or other national securities exchanges. On June 29, 2005, the SEC adopted rules dealing with private company mergers into dormant or inactive public companies. As a result, it is likely that we will be scrutinized carefully by the SEC and possibly by FINRA or Nasdaq, which could result in difficulties or delays in achieving SEC clearance of any future registration statements or other SEC filings that we may pursue, in attracting FINRA-member broker-dealers to serve as market-makers in our common stock, or in achieving admission to one of the Nasdaq stock markets or any other national securities market. As a consequence, our financial condition and the value and liquidity of your shares of our common stock may be negatively impacted.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	DESCRIPTION OF PROPERTIES

Our executive, administrative and operating offices are located at 117 W 9th Street; Suite 1214, Los Angeles, California 90015.  Our office space is approximately 1,230 square feet and consists of administrative work space for a base rent of $1,265 per month.  The lease is currently on a month-to-month basis.

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

In January 2011, a lawsuit was filed against the Company by a former independent contractor who claims we owe him $16,250 for services rendered during 2008 and 2009.  We contend that the independent contractor was paid in full for the services rendered and no additional funds are due to the former independent contractor.  In February 2011 we filed a demurrer to the complaint.  We intend to defend this case vigorously.  The outcome of the lawsuit is not expected to have a material impact on the Company’s financial condition or operations.

We are not a party to any material legal proceedings.  We are not aware of any pending or threatened litigation against us that we expect will have a material adverse effect on our business, financial condition, liquidity, or operating results. However, legal claims are inherently uncertain, and we cannot assure you that we will not be adversely affected in the future by legal proceedings.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.  Our common stock is quoted on the over-the-counter market on the OTC Bulletin Board under the symbol “GTXO.”  The following table sets forth the high and low sale prices for our common stock on the OTC Bulletin Board for the periods indicated:

	Year Ended
	December 31, 2010
	High	Low
Quarter ended March 31, 2010	$0.200	$0.140
Quarter ended June 30, 2010	$0.185	$0.115
Quarter ended September 30, 2010	$0.175	$0.105
Quarter ended December 31, 2010	$0.122	$0.060

	Year Ended
	December 31, 2009
	High	Low
Quarter ended March 31, 2009	$0.24	$0.04
Quarter ended June 30, 2009	$0.40	$0.05
Quarter ended September 30, 2009	$0.39	$0.09
Quarter ended December 31, 2009	$0.24	$0.16

As of March 30, 2011 the last reported sales price or our common stock on the OTC Bulletin Board was $.0533.

Holders of Record.  As of March 31, 2011, an aggregate of  51,547,578 shares of our common stock were issued and outstanding and were owned by approximately 130 holders of record, based on information provided by our transfer agent.  The foregoing number of record holders does not include any persons who hold their stock in “street name.”           .

Recent Sales of Unregistered Securities.

During the year ended December 31, 2010, we issued 2,559,195 shares of common stock to a total of 28 members of management, employees, contractors and consultants, at prices ranging from $0.104 to $0.17 per share, as compensation for services rendered.  Subsequent to December 31, 2010, an additional 1,180,000 shares of common stock were issued to a total of seven contractors and consultants, at $0.0561 per share, as compensation for services rendered.  The foregoing shares were issued in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended and were not reported in a Current Report on Form 8-K

Re-Purchase of Equity Securities.

None

Dividends.

We have never declared or paid cash dividends on our capital stock and we do not anticipate declaring or paying cash dividends on our capital stock in the foreseeable future. Any payments of cash dividends will be at the discretion of our board of directors, and will depend upon our results of operations, earnings, capital requirements, legal and contractual restrictions, and other factors deemed relevant by our board of directors

Equity Compensation Plan Information.

On March 14, 2008, we adopted the 2008 Equity Compensation Plan (the “2008 Plan”) pursuant to which we are authorized to grant stock options, stock awards and stock appreciation rights of up to 7,000,000 shares of common stock to our employees, officers, directors and consultants.  Approximately 455,000 shares are still available for issuance under the 2008 Plan as of March 31, 2010.   The 2008 Plan is administered by the Board of Directors of the Company.  The following table provides information with respect to outstanding options as of December 31, 2010 pursuant to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
2010
Equity compensation plans approved by security holders	2,915,500	$0.34	1,754,870
Equity compensation plans not approved by security holders	--	--	--
Total	2,915,500	$0.34	1,754,870

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Business.  GTX Corp provides various interrelated and complimentary products and services in the Personal Location Services marketplace. The company develops and integrates two-way global positioning system (“GPS”) technologies that seamlessly integrate with consumer products and enterprise applications. During the second half of 2009, we also commenced providing personal location smartphone Apps in the U.S. and abroad.   Our personal location services also include the location of missing children through our Code Amber Alerts and location and identification products that we have commenced marketing as part of the Amber Alert platform.

Financial.  Revenues from operations have not been sufficient to fund our operating and other expenses.  In order to provide us with the funds necessary, from time to time, to cover our operating expenses, on November 16, 2009, we entered into an Investment Agreement ("Investment Agreement") with Dutchess Equity Fund, L.P. (now known as Dutchess Opportunity Fund, II, LP).  Under that Investment Agreement, we have the right to put (sell) to Dutchess up to $10,000,000 of our common stock over the course of thirty-six months (this facility is herein referred to as the "Equity Line").  The aggregate maximum number of shares that we are entitled to sell to Dutchess during the three year terms of the Investment agreement is 12,000,000.   Certain of the terms of the Investment Agreement were amended on March 11, 2010.

Under the Equity Line as currently in effect, we may draw on the facility from time to time at our option over a three year period by selling to Dutchess either (a) 200% of the average daily volume (U.S. market only) of the common stock for the three (3) trading days prior to the date of delivery of the applicable put notice, multiplied by the average of the closing prices for such trading days, or (b) any other specified amount, up to $500,000.  The purchase price that Dutchess will pay us for the shares that we put (sell) to Dutchess is equal to 94% of the lowest daily volume weighted average price (VWAP) of our common stock during the five consecutive trading day period beginning on the trading day immediately following the date of delivery of the applicable put notice.  Our ability to put shares to Dutchess is dependent upon our compliance with certain covenants and a limit that we may not sell to Dutchess any additional shares if Dutchess’ total number of shares beneficially held at that time would exceed 4.99% of our then outstanding number of shares, as determined in accordance with Rule 13d-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We have registered the shares that we may sell to Dutchess with the SEC.  We are not permitted to draw on the facility unless the registration statement that covers the resale by Dutchess of the shares is then effective.

Results of Operations

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Annual Report.  We had a 68% increase in revenues for the fiscal year ended December 31, 2010 (“fiscal 2010”) compared to the fiscal year ended December 31, 2009 (“fiscal 2009”), and we decreased expenses in fiscal 2010 by approximately $362,000.  Our fiscal 2010 Net Loss is approximately 21% lower than it was in fiscal 2009 and our fiscal 2010 Net Loss is approximately 50% lower than it was in fiscal 2008.

The following table represents our statement of operations for the years ended December 31, 2010 and 2009:

	Year ended December 31,
	2010		2009
	$	% of Revenues	$	% of Revenues
Revenues	$425,144	100%	$253,020	100%
Cost of goods sold	221,433	52%	171,018	68%
Net profit	203,711	48%	82,002	32%
Operating expenses
Wages and benefits	990,268	233%	1,081,239	427%
Professional fees	514,152	121%	607,712	240%
Research and development	67,937	16%	106,711	42%
General and administrative	310,112	73%	449,299	178%
Total operating expenses	1,882,469	443%	2,244,961	887%
Loss from operations	(1,678,758)	(395)%	(2,162,959)	(855)%
Other income (expense)	(621)	0%	37,562	15%
Net loss	$(1,679,379)	(395)%	$(2,125,397)	(840)%

Revenues

Revenues during fiscal 2010 were 68% higher over last year and were derived from all three subsidiaries, from multiple channels, both domestic and international, and from both enterprise customers and consumers.  Revenues, generated in fiscal 2010 from the sale of our Apps, totaled approximately $328,000, compared to only $10,000 in fiscal 2009.  Sales of the LOCiMOBILE® products are expected to increase in 2011 as more LOCiMOBILE® applications are developed and newer versions of the existing LOCiMOBILE® Apps are released, and as those Apps become more available on more smartphone and tablet platforms.  The remainder of our revenue was generated from platform test agreements, hardware product sales, portal software licensing, monthly subscriptions, advertising, Code Amber annual news feed subscriptions, points of display sponsorships and Code Amber Alertags.  The increase in fiscal 2010 revenues in comparison to fiscal 2009 is primarily a result of increased sales of our LOCiMOBILE® Apps which were not launched until the latter part of fiscal 2009 and only consisted of six applications as of December 31, 2009.

Cost of goods sold

Cost of goods sold during fiscal 2010 consisted primarily of the cost to sell the LOCiMOBILE® Apps (approximately 30% of the App revenue generated), as well as depreciation on the capitalized costs of the applications and the cost of the miniMT and microLOCi devices.  Cost of goods sold during fiscal 2009 consisted primarily of the purchase and manufacturing of our gpVectorTM Powered Athlete Tracking System devices as well as the related monthly cellular costs of the devices and the cost to sell the LOCiMOBILE® Apps.  Additionally, inventory costs totaling approximately $41,000 were written off to cost of goods sold as they were considered obsolete.  Cost of goods sold as a percentage of revenues fluctuates based on the sales mix of hardware products, Apps and other revenues streams during any period.

Wages and benefits

Wages and benefits remained relatively unchanged during fiscal 2010 in comparison to fiscal 2009 although they decreased substantially as a percentage of revenues.  This is a result of a significant portion of fiscal 2009 efforts being spent on the development of the LOCiMOBILE® suite of applications which generated only a small portion of revenues during that period.  Once the LOCiMOBILE® Apps were launched in late 2009, we were able to maintain the same level of labor force while recognizing an increase in our LOCiMOBILE® generated revenues.  As a result, while wages and benefits remained constant, they decreased as a percentage of sales compared to fiscal 2009.  As our economy continues to recover from the setbacks caused by the global market crisis beginning in 2008, in order to keep our expenses low, we have maintained only a minimal work force necessary to support our products and customers.

Professional fees

Professional fees, which represent product development fees, legal and accounting fees, decreased 15% in fiscal 2010 compared to fiscal 2009 due primarily to continued cost cutting measures.

Research and development

Research and development expense consists of costs attributable to consultants and contractors who primarily spend their time on the design, engineering and process development of our personal location services platform, GTX smart shoe and LOCiMOBILE® applications for smartphones and the iPad.  Research and development expense decreased 36% in fiscal 2010 compared to fiscal 2009 due to our platform being substantially completed during April 2010 and our LOCiMOBILE® applications reaching technological feasibility during fiscal 2009.  Upon completion of the platform we no longer recorded the costs to research and development.  Likewise, and upon reaching technological feasibility on our LOCiMOBILE® applications, we no longer recorded the costs to research and development and instead began capitalizing the applicable costs as software development and we expense the related depreciation as cost of goods sold.

General and administrative

General and administrative expenses consist primarily of corporate administrative costs, depreciation, occupancy costs, insurance, legal, accounting, marketing collateral, public relations, trade shows and travel.  General and administrative expense decreased 31% in fiscal 2010 compared to fiscal 2009 as part of  our overall cost cutting initiative.  In addition to various cost cutting measures instituted in fiscal 2010, resulting in decreases in general office and travel expenses, we did not incur bad debt expenses in 2010 as we did in 2009.

Other income (expense)

During fiscal 2010 we recognized $636 of interest income as compared to approximately $38,000 recognized during fiscal 2009.  This decrease is attributable to the utilization of amounts held in certificates of deposit and money market accounts during fiscal 2009 for operations, such that no amounts were held in certificates of deposit in 2010,thus reducing the amount of interest earned in 2010.

Net loss

Net loss during fiscal 2010 decreased approximately $446,000 or 21% in comparison to the net loss incurred during fiscal 2009.  The decrease is primarily due to an increase in gross margin resulting from increased LOCiMOBILE® App sales as well as efforts to maintain and/or cut costs in regards to wages, professional fees and general and administrative expenses while the economy recovers from the setbacks caused by the crisis in the global markets.

Liquidity and Capital Resources

As of December 31, 2010, we had approximately $66,000 in cash, $131,000 of other current assets and current liabilities of approximately $481,000, resulting in a working capital deficit of approximately $283,000, compared to working capital of approximately $216,000 and a current ratio of 1.8 to 1 as of December 31, 2009.

Our net loss decreased to $1,679,000 for fiscal 2010 compared to a net loss of $2,125,000 for fiscal 2009.  Net cash used in operating activities was approximately $896,000 for fiscal 2010 compared to approximately $1,548,000 for fiscal 2009.  The decrease in cash used in operating activities is primarily attributable to management’s agreement to accrue a portion of their salaries, reductions in amounts paid for accounting and legal services, and an increase in the amount of stock and options, rather than cash, used to pay consultants and employees during fiscal 2010.

Net cash provided by investing activities during fiscal 2010 was approximately $104,500 and consisted primarily of payments for the development of our LOCiMOBILE® products.  Net cash used by investing activities during fiscal 2009 was approximately $1,295,000 and resulted primarily from the maturing of certificates of deposits totaling $1,500,000.

Net cash provided by financing activities during fiscal 2010 was approximately $612,000 and primarily consists of proceeds received from the sale of shares in private placements and from the Equity Line financing agreement.  During fiscal 2010, we sold 2,338,836 shares of common stock to Dutchess at prices ranging from $0.176 - $0.100 per share in connection with our Equity Line, resulting in net proceeds of approximately $298,000.  Subsequent to December 31, 2010, we sold to Dutchess 1,713,954 shares of our common stock at prices ranging from $0.065 - $0.055 per share for net proceeds of approximately $100,000.  Net cash provided by financing activities during 2009 was $900 and resulted from the exercise of 15,000 options at $0.06 per share.  No common or preferred stock was sold and no warrants were exercised during fiscal 2009.

Because revenues from our operations have, to date, been insufficient to fund our working capital needs, we currently rely on the cash we receive from our financing activities as well as the common stock line of credit we entered into with Dutchess to fund our capital expenditures and to support our working capital requirements.  Our actual cash expenditures may exceed our planned expenditures, particularly if we invest in the development of improved versions of our existing products and technologies, and if we increase our marketing expenses.   Since we entered into the Investment Agreement with Dutchess in November 2009 in connection with the Equity Line, we have sold to Dutchess 4,052,790 shares of our common stock (at prices ranging from $0.17 - $0.055 per share) for net proceeds of approximately $398,000. We anticipate that we will continue to, from time to time, draw on the Equity Line to provide additional funding.  The amount of such funding will depend upon our needs and the amount that is available to us under the Equity Line.  In the event that we do not generate the amount of revenues that we anticipate, or if our expenses exceed our budgeted amounts, we may need to increase our use of the Equity Line.  No assurance can be given that we will be able to obtain sufficient funds under the Equity Line to fund our expected working capital deficits.

On December 16, 2010 and September 14, 2010 the Company entered into two separate Convertible Promissory Notes with a third-party in the principal amounts of $52,000 and $45,000, respectively (the “Notes”).  The Notes bear interest at 8% per annum and mature on September 20, 2011 and June 15, 2011, respectively.  Beginning 180 days following the date of each Note, the lender has the right to convert all or any part of the outstanding and unpaid principal of the Notes into shares of the Company’s common stock; provided however, that in no event shall the lender be entitled to convert any portion of the Notes that would result in the beneficial ownership by it and its affiliates to be more than 4.99% of the outstanding shares of the Company’s common stock.  The Notes are convertible at a variable conversion price which is calculated based on 60% of the average of the five closing prices of the Company’s common stock during the five trading day period ending one trading day prior to the date the conversion notice is sent by the lender.

During March 2010, we entered into a licensing agreement with Aetrex Worldwide, Inc. to market and sell a GPS enabled shoe.  We expect that Aetrex will commercially release the first line of these shoes in 2011.  The sale of these shoes is expected to generate product sales and monthly service revenues in 2011.

On December 22, 2010, the Company entered into an agreement and promissory note (the “Aetrex Agreement”) whereby Aetrex agreed to advance funds to GTX California to pay for mold and production costs necessary to produce the devices.  Accordingly, Aetrex paid $32,500 to GTX California for the sole purpose of paying for mold costs relating to the production of the devices (“Mold Loan”).  Pursuant to the Aetrex Agreement, the Mold Loan is considered payment for the first 325 devices delivered to Aetrex.  In addition, pursuant to the Aetrex Agreement, Aetrex paid an additional $76,250 to GTX California on January 24, 2011 to cover part of the deposit necessary to produce their initial order of 3,000 devices (“Production Loan”).  Pursuant to the Aetrex Agreement, the Production Loan is considered payment for 750 devices, consisting of device number 326 through 1075 delivered to Aetrex.  In the event that pricing of the devices (cost plus 10%) is less than contemplated at the time of the Aetrex Agreement (i.e., $100/unit), Aetrex shall receive a corresponding reduction and credit on the 1075 devices.  In the event that the 1,075 devices are not delivered to Aetrex before July 24, 2011, Aetrex can give us a 10-day demand notice for the return of the Mold Loan and the Production Loan.  In conjunction with the Aetrex Agreement, the Company’s President and CEO, Patrick Bertagna, entered into a personal guaranty with Aetrex, whereby he guaranteed the return of the Mold Loan and the Production Loan if the 1,075 devices are not delivered to Aetrex before July 24, 2011 and if Aetrex demands repayment of the Mold Loan and the Production Loan.    Additionally, on January 26, 2011, Aetrex issued a $197,000 letter of credit, expiring on July 30, 2011, for the benefit of the Company. This $197,000 letter of credit replaced the $305,000 letter of credit that Aetrex issued to us on July 28, 2010.

We are currently a party to two licensing agreements (Aetrex and MNX), three international distributor agreements, and two separate platform test agreements for the development and release of additional products.  Based on the timing of the release of the products pursuant to the licensing agreements, the orders and subscription revenues from our international partners and the development and testing of the products that are the subject of the platform test agreements, and on the early results of those tests, we currently anticipate that we will generate revenues from both of the licensing agreements, at least one of the platform test agreements and all three of our current international distributors during 2011.  However, we currently expect to incur continued losses until these and our other revenue initiatives collectively generate substantial revenues.  Revenues from these sources is expected to be realized during the course of 2011.  However, no assurance can be given that our current contractual arrangements and the revenues from our LOCiMOBILE® applications will be sufficient to fund our working capital needs by the end of calendar year 2011.

In addition to continuing to incur normal operating expenses, we intend to continue our research and development efforts for our various technologies and products, including hardware, software, interface customization, and website development, and we also expect to further develop our sales, marketing and manufacturing programs associated with the commercialization, licensing and sales of our GPS devices and technology, the commercialization of the LOCiMOBILE® applications for GPS enabled handsets and the commercialization .

Our funding requirements will depend on numerous factors, including:

•	Costs involved in the completion of the hardware, software, interface customization and website development necessary to continue the commercialization of our products;

•	The costs of outsourced manufacturing;

•	The costs of licensing activities, including product marketing and advertising; and

•
Revenues derived from product sales and the licensing of our technology, the sale of GPS enable shoes in conjunction with the Aetrex Licensing Agreement, the sales of the LOCiMobile® applications for GPS enabled handsets, and advertising sales from CANS.

As noted above, based on budgeted revenues and expenditures, planned sales of stock, proceeds from the Equity Line, the use of stock to pay for services and other measures to preserve cash, we believe that we will have sufficient liquidity to satisfy our cash requirements for the next twelve months.   However, if our actual expenses increase beyond our existing financial resources, we will have to access funding through the sale of additional equity or debt securities.  In any event, we expect that unless our sales increase significantly, we will need to raise additional funds during 2011, either through the Equity Line or otherwise.  The sale of additional equity securities will result in additional dilution to our existing stockholders. Sale of debt securities could involve substantial operational and financial covenants that might inhibit our ability to follow our business plan.  Additional financing may not be available in amounts or on terms acceptable to us or at all.   We may draw on the Equity Line from time to time at our option over a three year period by selling to Dutchess either (a) 200% of the average daily volume (U.S. market only) of the common stock for the three (3) trading days prior to the date of delivery of the applicable put notice, multiplied by the average of the closing prices for such trading days, or (b) any other specified amount, up to $500,000.  If we are unable to obtain additional financing (through the Equity Line, or otherwise), we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our financial conditions and operating results.

  We are subject to many risks associated with early stage businesses, including the above discussed risks associated with the ability to raise capital.  Please see the section entitled “Risk Factors” for more information regarding risks associated with our business.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations as of December 31, 2010:

	Payments due by period
	Total	Less than 1 year	1-3 years	More than 3 years
Short-term borrowings	$129,500	$129,500	$-	$-
Total	$129,500	$129,500	$-	$-

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

Revenue Recognition

The Company recognizes application revenue when the application is purchased by the customer.   Revenue from product sales is recognized when the product is shipped to the customer and title has transferred. The Company assumes no remaining significant obligations associated with the product sale other than that related to its warranty program discussed below.  Revenue related to monthly service fees, licensing agreements and annual subscriptions are recognized over the respective terms of the agreements.

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

Product Warranty

The Company’s warranty policy provides repair or replacement of products returned within ninety days of purchase. Warranty liabilities are recorded at the time of sale for the estimated costs that may be incurred under our standard warranty. As of December 31, 2010, products returned for repair or replacement have been immaterial.  Accordingly, a warranty liability has not been deemed necessary.

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

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized by applying the statutory tax rates in effect in the years in which the differences between the financial reporting and tax filing bases of existing assets and liabilities are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. ASU 2010-06 amends Codification Subtopic 820-10 to now require (1) a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; (2) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements, and (3) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Since the requirements of ASU 2010-06 only relate to disclosure, the adoption of this guidance did not have an effect on our financial position or results of operations.

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

Management, with the participation of our principal executive and financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).    Based on that evaluation, management concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three of twelve months ended December 31, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors.  Each of our directors was elected by the stockholders and serves until his or her successor is elected and qualified.

The board of directors currently has no nominating or compensation committee at this time.

Our chief executive officer serves pursuant to an employment agreement that was extended for one year on March 14, 2011, and that will automatically be extended for successive one-year periods if not cancelled by either party.  See “Item 10, Executive Compensation – Employment Agreements.”

The following table sets forth information regarding our executive officers and directors.

Name	Position Held	Age	Date First Appointed
Patrick E. Bertagna	President, Chief Executive Officer and Chairman of the Board	47	March 14, 2008
Murray Williams	Chief Financial Officer, Treasurer and Secretary	40	March 14, 2008
Christopher M. Walsh	Chief Operating Officer	61	March 14, 2008
Patrick Aroff	Director	48	March 14, 2008
Louis Rosenbaum	Director	60	March 14, 2008
Greg Provenzano	Director, Audit Committee Member	49	April 2, 2010
Andrew Duncan	Director, Audit Committee Member	46	April 2, 2010

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

Patrick E. Bertagna – Director, Chief Executive Officer, President and Chairman of the Board

Mr. Bertagna was the founder of GTX California in September 2002 and has since served as its Chief Executive Officer, President and Chairman of the Board of Directors of GTX.  He is co-inventor of the company’s patented GPS footwear technology.  His career spans over 29 years in building companies in both technology and consumer branded products.

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

Mr. Bertagna has extensive knowledge of: the manufacturing industry, internet software development, building intellectual property and overall experience in growing early stage high-tech companies. As a founder of GTX California and co –inventor of the GPS Smart Shoe™ this knowledge enables Mr. Bertagna to be uniquely qualified to be on the Board of Directors.

Murray Williams - Chief Financial Officer, Treasurer and Secretary

Mr. Williams became the Company’s Chief Financial Officer, Treasurer and Secretary on March 14, 2008.  Mr. Williams’ finance career spans over 18 years.  From February 15, 2007 until he became our Chief Financial Officer, Mr. Williams was an independent business and financial consultant to individuals and development stage companies.   From June 2005 to February 15, 2007, Mr. Williams was the Chief Financial Officer of Interactive Television Networks, Inc. ("ITVN"), a public company and a leading provider of Internet Protocol Television hardware, programming software and interactive networks. Prior to joining ITVN, from September 2001, Mr. Williams was a consultant and investor in numerous companies, including ITVN.  In January 1998, Mr. Williams was one of the founding members of Buy.com, Inc.  Mr. Williams developed the finance, legal, business development and human resource departments of Buy.com and served as its chief/principal financial officer when buy.com went public in 2000.  Mr. Williams last served as buy.com’s Senior Vice President of Global Business Development until August 2001.  Prior to joining Buy.com, from January 1993 to January 1998, Mr. Williams was employed with KPMG Peat Marwick, LLP and last served as a manager in their assurance practice.  Mr. Williams managed a team of over 20 professionals specializing in financial services with an emphasis on public offerings, private financings and mergers/acquisitions.

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

Patrick Aroff - Director

Mr. Aroff was an initial investor in GTX California and has been an advisor to GTX California since September 2002.  He served as a member of GTX California’s Board of Directors from October 2007 until March 14, 2008, at which time he became a director of GTX Corp.  Mr. Aroff has worked and held positions in most every facet of marketing and advertising, including producing and directing commercials for television and radio. Mr. Aroff has won numerous awards nationally and internationally for marketing, design, advertising and art direction.

After leaving a successful advertising career of 18 years in June 2003, Mr. Aroff started a residential and commercial real estate development company.  In June 2004, Mr. Aroff cofounded Encore Brands, LLC, a beverage company, where he served as its Chief Executive Officer and a Managing Member until October 2008.  Since 2008 Mr. Aroff has been providing brand consulting and development services to the beverage industry including formula concepts, brand names, packaging and marketing..

Mr. Aroff received his education at the Art Center College of Design in Pasadena and has garnered numerous awards during his career, including: Clio, Belding, New York Ad Club, Best in the West, Cannes International Ad Festival, and an OBIE.

Mr. Aroff has experience in both small entrepreneurial start-up companies and large corporations.  He has founded several companies and has over 18 years of marketing and advertising experience in large companies, which assists the board as the company commercialized its current and future products.

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

Mr. Rosenbaum has a long history in the consumer products industry, electronics and software sales and development. Mr. Rosenbaum is a co-founder of GTX Corp, was the first large investor and has assisted in the overall vision and development of the Company since inception. Mr. Rosenbaum has served on numerous private and community public boards and this unique blend of experience and history, combined with his strategic and tactical insight, makes Mr. Rosenbaum an asset to the GTX Corp Board.

Greg Provenzano – Director, Member of Audit Committee

Mr. Provenzano has spent over 25 years in the electronic components and design solutions business.  He currently is the Vice President, Sales and Engineering Solutions at WPG Americas, the North American division of WPG Holdings.  Prior to his current position, from July 2002 until July 2005, Mr. Provenzano served as Senior Vice President and Regional President of Memec Americas (now AVNET Electronics Company).  From 1997 until 2002, he was President and Chief Executive Officer of Memec Insight, Inc.

Mr. Provenzano holds a B.A. from the University of California, Santa Barbara and an M.B.A. from Pepperdine University.

Mr. Provenzano is currently working in the hardware, computer and electronics industry and brings to the board a long career and deep knowledge of the electronics hardware business, sourcing, manufacturing and finance. Mr. Provenzano is a valuable and strategic member of the GTX Board and brings direct expertise in operations, contract negotiations, human resource recruiting and management.

Andrew Duncan – Director, Member of Audit Committee

Mr. Duncan has been working in the consumer electronics and technology licensing business for over 20 years.  Since 2006 he has been the CEO of ClearPlay International, a software licensing company.  Prior thereto, he founded Global TechLink Consultants Inc., a technology consultancy company, specializing in technology licensing, multimedia, communication and application technology on a global basis, including Interactive TV, Digital downloads/streaming and Consumer Electronics.  From 1994 to 2001, Mr. Duncan worked as Vice President Consumer Electronics for Gemstar TV Guide International (Los Angeles USA).

Mr. Duncan earned his honors degree in Chemistry from Nottingham University and postgraduate qualifications in Marketing and Direct Marketing from London University (Kings College). He also has a Certificate of Business Management from the Anderson School of Business UCLA.

Mr. Duncan’s experience in global intellectual property, branding and licensing, uniquely qualifies him to serve on our Board.   Mr. Duncan’s long involvement in global business development, with an extensive background working in both Europe and Asia as a business strategist for major corporations, directly assists the Board in its international strategic planning objectives and activities.

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

Based solely on its review of the copies of reporting forms received by the company, the company believes that the following Forms 3 and 4 were filed later than is required under Section 16(a) of the Securities Exchange Act of 1934:

•
Patrick Aroff was late in filing four Form 4s in connection with his sales of our common stock on November 19, 2010 (11,000 shares), November 22, 2010 (200) shares, November 24, 2010 (34,530 shares) and  November 30 (4,270 shares).  A Form 5 for these sales was filed with the SEC on March 28, 2011.

•
On July 7, 2010, all of our directors and officers were granted shares for services, however none of them filed a Form 4 for the issuance.  On March 25, 2011, Form 5s were filed for each officer and director for the issuances: Christopher Walsh – 100,000 shares, Murray Williams – 100,000 shares, Greg Provenzano – 100,000 shares, Andrew Duncan – 100,000 shares, Patrick Bertagna – 250,000 shares, Louis Rosenbaum – 200,000 shares and Patrick Aroff – 200,000 shares.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table.  The following table sets forth the compensation for the fiscal years ended December 31, 2010 and December 31, 2009 for services rendered to us by all persons who served as our Chief Executive Officer and our two most highly compensated executive officers other than our Chief Executive Officer during 2010 (collectively, the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 12/31	Salary ($)	Bonus ($)	Stock Awards ($)(4)		Option Awards ($)(5)		All Other Compensation ($)	Total ($)
Patrick Bertagna(1)	2010	122,000	–	60,500	(1)	13,599	(1)	–	201,329
	2009	135,000	–	11,025	(1)	4,988	(1)	–	151,013
Murray Williams(2)	2010	118,000	–	31,000	(2)	8,369	(2)	–	157,369
	2009	135,000	–	4,725	(2)	4,988	(2)	–	144,713
Christopher Walsh(3)	2010	85,000	–	31,000	(3)	8,369	(3)	–	124,369
	2009	108,000	–	4,725	(3)	4,988	(3)	–	117,713

(1)
Mr. Bertagna, our Chief Executive Officer was granted 150,000 shares of common stock valued at $0.17 per share on March 24, 2010, 250,000 shares of common stock valued at $0.14 per share on July 7, 2010 and 195,000 options with a strike price of $0.17 per option on March 24, 2010 (which vest at a rate of 16,250 shares per monthly beginning April 1, 2010 through March 1, 2011).  During 2009, 175,000 shares of common stock valued at $0.063 per share were granted on February 19, 2009 and options for 54,000 shares were granted on November 17, 2009 with a strike price of $0.18(which vested at a rate of 4,500 shares per month beginning January 1, 2010 through December 1, 2010).  In 2010, $28,000 of Mr. Bertagna’s $150,000 annual salary was accrued to preserve cash for other working capital needs.  In 2009, $15,000 of Mr. Bertagna’s $150,000 annual salary was accrued to preserve cash for other working capital needs.

(2)
Mr. Williams, our Chief Financial Officer was granted 100,000 shares of common stock valued at $0.17 per share on March 24, 2010, 100,000 shares of common stock valued at $0.14 per share on July 7, 2010 and 120,000 options with a strike price of $0.17 per option on March 24, 2010 (which vest at a rate of 10,000 shares per month beginning April 1, 2010 through March 1, 2011). During 2009, 75,000 shares of common stock valued at $0.063 per share were granted on February 19, 2009 and options for 54,000 shares were granted on November 17, 2009 with a strike price of $0.18 (which vested at a rate of 4,500 shares per month beginning January 1, 2010 through December 1, 2010).   In 2010, $32,000 of Mr. Williams’ $150,000 annual salary was accrued to preserve cash for other working capital needs.  In 2009, $15,000 of Mr. Williams’ $150,000 annual salary was accrued to preserve cash for other working capital needs.

(3)
Mr. Walsh, our Chief Operating Officer was granted 100,000 shares of common stock valued at $0.17 per share on March 24, 2010, 100,000 shares of common stock valued at $0.14 per share on July 7, 2010 and 120,000 options with a strike price of $0.17 per option on March 24, 2010 (which vest at a rate of 10,000 shares per month beginning April 1, 2010 through March 1, 2011).  During 2009, 75,000 shares of common stock valued at $0.063 per share were granted on February 19, 2009 and options for 54,000 shares were granted on November 17, 2009 with a strike price of $0.18 (which vested at a rate of 4,500 shares per month beginning January 1, 2010 through December 1, 2010).  In 2010, $35,000 of Mr. Walsh’s $120,000 annual salary was accrued to preserve cash for other working capital needs.  In 2009, $12,000 of Mr. Walsh’s $120,000 annual salary was accrued to preserve cash for other working capital needs.

(4)
The values shown in this column represent the aggregate grant date fair value of stock awards granted during the fiscal year, in accordance with FASB ASC Topic 718.  For additional information on the valuation assumptions with respect to the stock awards, refer to Notes 2 and 8 of our financial statements in this Annual Report.

(5)
The values shown in this column represent the aggregate grant date fair value of equity-based awards granted during the fiscal year, in accordance with FASB ASC Topic 718.  For additional information on the valuation assumptions with respect to the option grants, refer to Notes 2 and 8 of our financial statements in this Annual Report. These amounts reflect our accounting expense for these awards, which is being expensed over the one-year vesting period of the option awards, and do not correspond to the actual value that may be recognized by the named executive from these awards.

Outstanding Equity Awards

The following table sets forth information as of December 31, 2010 concerning unexercised options, unvested stock and equity incentive plan awards for the Named Executive Officers.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Patrick Bertagna	137,507	(1)	12,493	(1)	--	$.75/share	2012-2014	--		--	--	--
	--		--		--	--	--	125,000	(6)	9,375	--	--
	25,000	(2)	--		--	$.19/share	12/5/2011	--		--	--	--
	54,000	(3)	--		--	$.18/share	2013	--		--	--	--
	90,000	(4)	30,000	(4)	--	$.17/share	2013-2014	--		--	--	--
	56,250	(5)	18,750	(5)	--	$.17/share	2013-2014	--		--	--	--
Murray Williams	25,000	(2)	--		--	$.19/share	12/5/2011	--		--	--	--
	--		--		--	--	--	50,000	(6)	3,750
	54,000	(3)	--		--	$.18/share	2013	--		--	--	--
	90,000	(4)	30,000	(4)	--	$.17/share	2013-2014	--		--	--	--
Christopher Walsh	25,000	(2)	--		--	$.19/share	12/5/2011	--		--	--	--
	--		--		--	--	--	50,000	(6)	3,750	--	--
	54,000	(3)	--		--	$.18/share	2013	--		--	--	--
	90,000	(4)	30,000	(4)	--	$.17/share	2013-2014	--		--	--	--

(1)
For his services as a member of the board of directors, on March 16, 2008 Patrick Bertagna received an option to purchase up to 150,000 shares of common stock at $0.75 per share.  Options to purchase 50,000 shares vested on March 16, 2009, and the remaining options to purchase 100,000 vest at a rate of 4,167 each month for the 23 months beginning on April 16, 2009 and the remaining 4,159 Options shall vest on March 16, 2011.  The options expire on the third anniversary of the vesting date.

(2)
On December 5, 2008, each officer received an option to purchase up to 25,000 shares of common stock at $0.19 per share.  The 25,000 options vested on December 5, 2008 and are currently exercisable.  The options expire on the third anniversary of the vesting date.

(3)
On November 17, 2009, each officer received an option to purchase up to 54,000 shares of common stock at $0.18 per share.  The 54,000 options vested at a rate of 4,500 each month for the 12 months beginning on January 1, 2010.  The options expire on the third anniversary of the vesting date.

(4)
On March 24, 2010, each officer received an option to purchase up to 120,000 shares of common stock at $0.17 per share.  The 120,000 options vested at a rate of 10,000 each month for the 12 months beginning on April 1, 2010.  The options expire on the third anniversary of the vesting date.

(5)
For his services as a member of the board of directors, on March 24, 2010 Patrick Bertagna received an option to purchase up to 75,000 shares of common stock at $0.17 per share.  The 75,000 options vest at a rate of 6,250 each month for the 12 months beginning on April 1, 2010.  The options expire on the third anniversary of the vesting date.

(6)	All unvested stock grants for the named executives vest monthly from January 1, 2011 through June 30, 2011.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Director Compensation

We have no formal plan for compensating our directors for their service in their capacity as directors although such directors are expected to receive shares of common stock and/or options in the future to purchase common shares as awarded by our Board of Directors or (as to future options) a Compensation Committee which may be established in the future.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors.  Our Board of Directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director.

The following table summarizes the compensation of each of our directors who is not also a named executive officer for their service as a director for the year ended December 31, 2010.  The compensation of Mr. Bertagna, who serves as a director and as our Chief Executive Officer, is described above in the Summary Compensation Table.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)(2)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)

Louis Rosenbaum(5)	13,875	32,250	9,168	(3)	N/A	N/A	N/A	55,293

Patrick Aroff(6)	--	32,250	5,230	(4)	N/A	N/A	N/A	37,480

Greg Provenzano(7)	--	18,250	5,230	(4)	N/A	N/A	N/A	23,480

Andrew Duncan(8)	--	18,250	5,230	(4)	N/A	N/A	N/A	23,480

__________________
(1)	Reflects compensation earned for special services rendered to the company.
(2)
This column represents the aggregate grant date fair value of options awarded computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures related to service-based vesting conditions.  For additional information on the valuation assumptions with respect to the option grants, refer to Notes 2 and 8 of our financial statements in this Annual Report.  These amounts do not correspond to the actual value that will be recognized by the named directors from these awards.

(3)
Represents the total grant date fair value of options granted to Mr. Rosenbaum on February 17, 2010 to purchase 60,000 shares of common stock at $0.16 per share and options granted on March 24, 2010 to purchase 75,000 shares of common stock at $0.17 per share. These amounts reflect our accounting expense for these awards, which is being amortized over the twelve-month vesting period of the option award, and do not correspond to the actual value that may be recognized from these awards by Mr. Rosenbaum.

(4)
Represents the total grant date fair value of options granted on March 24, 2010 to purchase 75,000 shares of common stock at $0.17 per share. These amounts reflect our accounting expense for these awards, which is being amortized over the twelve-month vesting period of the option award, and do not correspond to the actual value that may be recognized from these awards by the named Directors.

(5)	Mr. Rosenbaum had 2,245,165 shares of common stock and 325,000 options outstanding as of December 31, 2010.
(6)	Mr. Aroff had 411,075 shares of common stock and 265,000 options outstanding as of December 31, 2010.
(7)	Mr. Provenzano had 135,658 shares of common stock and 75,000 options outstanding as of December 31, 2010.
(8)	Mr. Duncan had 130,329 shares of common stock and 75,000 options outstanding as of December 31, 2010.

Employment Agreements

The following are summaries of the employment agreements with the Company’s executive officers:

Patrick E. Bertagna, our Chief Executive Officer and President, is employed pursuant to a written agreement dated as of March 14, 2008.  The agreement has a term of two years; provided however, that it is automatically extended for additional one-year periods unless either party provides written notice to the contrary at least 60 days prior to the end of the term then in effect.  Neither party provided such notice thus the agreement will automatically extend through March 13, 2012.  Mr. Bertagna receives a base salary of $150,000 per year, however, in order to preserve cash for other working capital needs, Mr. Bertagna agreed to accrue portions of his salary in 2009 and 2010, and he is continuing to do so in 2011.  He is entitled to adjustments to his base salary based on certain performance standards, at the Company’s discretion, as follows:  (i)  a bonus in an amount not less than fifteen percent (15%) of  yearly salary, to be paid in cash or stock, if the Company has an increase in annual revenues and Mr. Bertagna performs his duties within the time frame budgeted for such duties at or below the cost budgeted for such duties and (ii) a bonus, to be paid in cash or stock at the Company’s sole discretion, equal to $12,500 for every one million of the Company’s outstanding common stock purchase warrants that are exercised.

As a signing bonus, Mr. Bertagna was granted 150,000 shares of the Company’s common stock pursuant to the Company’s 2008 Equity Compensation Plan.  In addition, he was granted Incentive Stock Options to purchase up to 750,000 shares of our common stock pursuant to the 2008 Equity Compensation Plan.  Mr. Bertagna agreed to cancel the 750,000 options on September 1, 2010.

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

Murray Williams, our Chief Financial Officer, Treasurer and Secretary, is employed pursuant to a written agreement dated as of March 16, 2008.  The agreement has a term of two years; provided however, that it is automatically extended for additional one-year periods unless either party provides written notice to the contrary at least 60 days prior to the end of the term then in effect.  Neither party provided such notice thus the agreement will automatically extend through March 13, 2012.  Mr. Williams receives a base salary of $150,000 per year, however, in order to preserve cash for other working capital needs, Mr. Williams agreed to accrue portions of his salary in 2009 and 2010, and he is continuing to do so in 2011. He is entitled to adjustments to his base salary based on certain performance standards, at the Company’s discretion, as follows:  (i)  a bonus in an amount not less than fifteen percent (15%) of yearly salary, to be paid in cash or stock, if the Company has an increase in annual revenues and Mr. Williams performs his duties within the time frame budgeted for such duties and at or below the cost budgeted for such duties and (ii) a bonus, to be paid in cash or stock at the Company’s sole discretion, equal to $12,500 for every one million of the Company’s outstanding common stock purchase warrants that are exercised.

As a signing bonus, Mr. Williams was granted 150,000 shares of the Company’s common stock pursuant to the Company’s 2008 Equity Compensation Plan.  In addition, he was granted Incentive Stock Options to purchase up to 750,000 shares of our common stock pursuant to the 2008 Equity Compensation Plan.  Mr. Williams agreed to cancel the 750,000 options on September 1, 2010.

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

Christopher M. Walsh, our Chief Operating Officer, is employed pursuant to a written agreement dated as of March 14, 2008.  The agreement has a term of two years; provided however, that it is automatically extended for additional one-year periods unless either party provides written notice to the contrary at least 60 days prior to the end of the term then in effect.  Neither party provided such notice thus the agreement will automatically extend through March 13, 2012.  Mr. Walsh shall receive a base salary of $120,000 per year during the first year of employment and $150,000 per year during the second year of employment, however, in order to preserve cash for other working capital needs, Mr. Walsh agreed to accrue portions of his salary in 2009 and 2010, and he is continuing to do so in 2011. He is entitled to adjustments to his base salary based on certain performance standards, at the Company’s discretion, as follows:  (i) a bonus in an amount not to exceed fifty percent (50%) of  yearly salary, to be paid in cash or stock, if the Company has in increase in annual revenues and Mr. Walsh performs his duties within the time frame budgeted for such duties at or below the cost budgeted for such duties and (ii) a bonus, to be paid in cash or stock at the Company’s sole discretion, equal to $10,000 for every one million of the Company’s outstanding common stock purchase warrants that are exercised.

As a signing bonus, Mr. Walsh was granted 50,000 shares of the Company’s common stock pursuant to the Company’s 2008 Equity Compensation Plan.  In addition, he was granted Incentive Stock Options to purchase up to 750,000 shares of our common stock pursuant to the 2008 Equity Compensation Plan.  Mr. Walsh agreed to cancel the 750,000 options on September 1, 2010.

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

The following table sets forth certain information as of March 31, 2011, regarding the beneficial ownership of our common stock by (i) each stockholder known by us to be the beneficial owner of more than five percent of our common stock, (ii) by each of our executive officers named in the Summary Compensation Table and our directors and (iii) by all of our executive officers and directors as a group.  Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned.  Unless otherwise noted in the table, the address for each of the persons identified is 117 W 9th Street; Suite 1214, Los Angeles, CA  90015.  Beneficial ownership is calculated based upon 51,444,478 shares of common stock issued and outstanding as of March 31, 2011.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Common Stock
Patrick E. Bertagna(2) CEO and Chairman of the Board	3,697,461 shares	7.13%

Murray Williams(3) Chief Financial Officer/Secretary	749,833 shares	1.45%

Christopher Walsh(4) Chief Operating Officer,	929,169 shares	1.80%

Louis Rosenbaum(5) Director	2,666,832 shares	5.15%

Patrick Aroff(6) Director	742,742 shares	1.44%

Greg Provenzano(7) Director	201,491 shares	0.39%

Andrew Duncan(8) Director	388,662 shares	0.75%

All directors and named executive officers as a group (7 persons)	9,376,190 shares	18.08%

____________________
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

(2)
The 3,697,461 shares beneficially owned include 3,273,461 shares, of which 3,231,795 are fully vested as of March 31, 2011 and 41,667 will vest within 60 days, and 424,000 stock options, of which: 150,000 have vested as of March 25, 2011 with an exercise price of $0.75 per share, 25,000 vested on December 5, 2008 with an exercise price of $0.19 per share, 54,000 have vested as of December 1, 2010 with an exercise price of $0.18 per share and 195,000 have vested as of March 1, 2011 with an exercise price of $0.17 per share.

(3)
The 749,833 shares beneficially owned include 550,833 shares, of which 534,167 are fully vested as of March 31, 2011 and 16,667 will vest within 60 days, and 199,000 stock options, of which: 54,000 have vested as of December 1, 2010 with an exercise price of $0.18 per share, 25,000 vested on December 5, 2008 with an exercise price of $0.19 per share and 120,000 have vested as of March 1, 2011 with an exercise price of $0.17 per share.

(4)
The 929,169 shares beneficially owned include 730,169 shares, of which 713,503 are fully vested as of March 31, 2011 and 16,667 will vest within 60 days, and 199,000 stock options, of which: 54,000 have vested as of December 1, 2010 with an exercise price of $0.18 per share, 25,000 vested on December 5, 2008 with an exercise price of $0.19 per share and 120,000 have vested as of March 1, 2011 with an exercise price of $0.17 per share.

(5)
The 2,666,832 shares beneficially owned include 2,341,832 shares, of which 2,308,498 are fully vested as of March 31, 2011 and 33,333 will vest within 60 days, and 325,000 stock options, of which: 150,000 have vested as of March 25, 2011 with an exercise price of $0.75 per share, 30,000 have vested as of December 1, 2010 with an exercise price of $0.18 per share, 10,000 vested on December 5, 2008 with an exercise price of $0.19 per share, 60,000 have vested as of March 25, 2011 with an exercise price of $0.16 per share and 75,000 have vested as of March 1, 2011 with an exercise price of $0.17 per share.

(6)
The 742,742 shares beneficially owned include 477,742 shares, of which 444,408 are fully vested as of March 31, 2011 and 33,333 will vest within 60 days, and 265,000 stock options, of which: 150,000 have vested as of March 30, 2010 with a strike price of $0.75 per share, 30,000 have vested as of December 1, 2010 with an exercise price of $0.18 per share,  10,000 vested on December 5, 2008 with an exercise price of $0.19 per share, and 75,000 have vested as of March 25, 2011 with an exercise price of $0.17 per share.

(7)
The 201,491 shares beneficially owned include 118,991 shares, of which 102,325 are fully vested as of March 31, 2011 and 16,667 will vest within 60 days, and 82,500 stock options, of which: 7,500 have vested as of December 1, 2010 with an exercise price of $0.18 per share and 75,000 have vested as of March 1, 2011 with an exercise price of $0.17 per share.

(8)
The 388,662 shares beneficially owned include 313,662 shares of which 196,996 are fully vested as of March 31, 2011 and 16,667 will vest within 60 days, and 75,000 stock options, of which all have vested as of March 1, 2011 with an exercise price of $0.17 per share.

Changes in Control.  We are not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403 of Regulation S-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence.  Four of our five directors are independent within the definition of “independence” as defined in the Nasdaq rules governing members of boards of directors.

Related Party Transactions.  There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Securities and Exchange Commission Regulation S-K, other than as follows:   During January 2011, we entered into a $30,000 short-term loan payable agreement with Louis Rosenbaum, a member of our board of directors.  The loan bears interest at 8% per annum and is due on April 25, 2011.  During February 2011, we repaid $15,000 of the loan.

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

The Audit Committee has appointed LBB & Associates Ltd., LLP as our independent registered public accounting firm.  The following table shows the fees that were paid or accrued by us for audit and other services provided by LBB & Associates Ltd., LLP.

	2010	2009
Audit Fees (1)	$55,880	$73,000
Audit-Related Fees (2)	-	1,000
Tax Fees (3)	-	-
All Other Fees	-	-
Total	$55,880	$74,000

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

Exhibit Number	Description

3.1	Articles of Incorporation of the Registrant filed with the State of Nevada on April 7, 2006 (2)
3.2	Amended and Restated Bylaws of the Registrant(3)
10.2	Employment Agreement between the Registrant and Patrick E. Bertagna dated March 14, 2008(3)
10.3	Employment Agreement between the Registrant and Christopher M. Walsh dated March 14, 2008(3)
10.4	Employment Agreement between the Registrant and Murray Williams dated March 14, 2008(3)
10.7	GTX Corp 2008 Equity Compensation Plan(3)
10.12	Investment Agreement by and between GTX Corp and Dutchess Equity Fund, LP dated November 16, 2009(5)
10.13	Registration Rights Agreement by and between GTX Corp and Dutchess Equity Fund, LP dated November 16, 2009(5)
10.14	Amendment, dated March 11, 2010 to Investment Agreement by and between GTX Corp and Dutchess Equity Fund, LP dated November 16, 2009(6)
14.1	Code of Business Conduct and Ethics(3)
21.1	Subsidiaries (4)
23.1	Consent of LBB & Associates Ltd., LLP(1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002*

_________
* Filed herewith.
(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated March 30, 2010.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 as filed December 12, 2006.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8K dated March 20, 2008.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated March 20, 2009.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8K dated November 18, 2009.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8K dated March 17, 2010.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTX Corp (Registrant)

Date: March 31, 2011	By:	/s/ Patrick E. Bertagna
Patrick E Bertagna
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

3
Name	Title	Date

/s/ Patrick E. Bertagna	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2011

/s/ Murray Williams	Chief Financial Officer, Treasurer, Secretary (Principal Accounting Officer)	March 31, 2011

/s/ Patrick Aroff	Director	March 31 2011

/s/ Louis Rosenbaum	Director	March 31, 2011

/s/ Greg Provenzano	Director	March 31, 2011

/s/ Andrew Duncan	Director	March 31, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
GTX Corp
Los Angeles, CA

We have audited the accompanying consolidated balance sheets of GTX Corp (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GTX Corp as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

LBB & Associates Ltd., LLP

Houston, Texas
March 27, 2011

GTX CORP AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$66,488	$454,667
Accounts receivable, net	29,962	5,206
Inventory, net	87,069	1,482
Other current assets	14,220	34,049

Total current assets	197,739	495,404

Property and equipment, net	313,762	253,100
Other assets	10,972	10,459

Total assets	$522,473	$758,963

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$200,250	$231,152
Accrued expenses - related parties	150,951	48,000
Loan payable	32,500	-
Convertible promissory notes payable, net	22,660	-
Derivative liability	74,340	-
Total current liabilities	480,701	279,152

Total liabilities	480,701	279,152

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.001 par value; 2,071,000,000 shares authorized;
47,353,624 and 39,466,540 shares issued and outstanding at
December 31, 2010 and 2009, respectively	47,354	39,466
Additional paid-in capital	11,241,121	10,007,669
Accumulated deficit	(11,246,703)	(9,567,324)

Total stockholders’ equity	41,772	479,811

Total liabilities and stockholders’ equity	$522,473	$758,963

See accompanying notes to consolidated financial statements

GTX CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009

Revenues	$425,144	$253,020

Cost of goods sold	221,433	171,018

Gross margin	203,711	82,002

Operating expenses
Wages and benefits	990,268	1,081,239
Professional fees	514,152	607,712
Research and development	67,937	106,711
General and administrative	310,112	449,299

Total operating expenses	1,882,469	2,244,961

Loss from operations	(1,678,758)	(2,162,959)

Other income (expense)
Interest income	636	37,562
Interest expense	(1,257)	-

Net loss	$(1,679,379)	$(2,125,397)

Weighted average number of common
shares outstanding - basic and diluted	43,306,443	39,255,200

Net loss per share - basic and diluted	$(0.04)	$(0.05)

See accompanying notes to consolidated financial statements

GTX CORP
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance,
December 31, 2008	38,680,540	38,680	$9,564,024	(7,441,927)	2,160,777
Issuance of common stock for services	771,000	771	53,679	-	54,450
Issuance of common stock from exercise of stock options	15,000	15	885	-	900
Stock option compensation	-	-	389,081	-	389,081
Net loss	-	-	-	(2,125,397)	(2,125,397)
Balance,
December 31, 2009	39,466,540	$39,466	$10,007,669	$(9,567,324)	$479,811
Issuance of common stock for services	3,211,195	3,212	339,151	-	342,363
Issuance of common stock for assets	1,066,053	1,066	145,034	-	146,100
Issuance of common stock in conjunction with Dutchess Financing	2,338,836	2,339	295,754	-	298,093
Issuance of common stock in conjunction with PIPE III,net	1,271,000	1,271	183,079	-	184,350
Stock option compensation	-	-	270,434		270,434
Net loss	-	-	-	(1,679,379)	(1,679,379)
Balance,
December 31, 2010	47,353,624	47,354	$11,241,121	$(11,246,703)	$41,772

See accompanying notes to consolidated financial statements

GTX CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009
Cash flows from operating activities
Net loss	$(1,679,379)	$(2,125,397)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	179,638	102,970
Bad debt expense	-	84,284
Stock based compensation	622,010	443,531
Changes in operating assets and liabilities
Accounts receivable	(24,756)	(52,860)
Inventory	(85,587)	35,380
Other current and non-current assets	20,403	4,645
Accounts payable and accrued expenses	(30,902)	(40,809)
Accrued expenses - related parties	102,951	-

Net cash used in operating activities	(895,622)	(1,548,256)

Cash flows from investing activities
Proceeds from certificates of deposit	-	1,500,000
Proceeds from disposal of property and equipment	-	2,612
Purchase of certificates of deposit	-	-
Purchase of property and equipment	(104,500)	(207,462)

Net cash provided by (used in) investing activities	(104,500)	1,295,150

Cash flows from financing activities
Proceeds from issuance of common stock	482,443	-
Proceeds from exercise of stock options	-	900
Proceeds from issuance of loans payable	129,500	-

Net cash provided by financing activities	611,943	900

Net decrease in cash and cash equivalents	(388,179)	(252,206)

Cash and cash equivalents, beginning of period	454,667	706,873

Cash and cash equivalents, end of period	$66,488	$454,667

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

Supplementary disclosure of noncash financing activities:
Issuance of common stock for development of Apps (Property & equipment)	$135,800	$-
Issuance of common stock for other current and non-current assets	$1,087	$-

See accompanying notes to consolidated financial statements

GTX CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

1.	ORGANIZATION AND NATURE OF OPERATIONS

GTX Corp and subsidiaries (the “Company” or “GTX”) develops and integrates miniaturized Global Positioning Systems (“GPS”) and cellular location technology for consumer products and service applications. GTX owns 100% of the issued and outstanding capital stock of Global Trek Xploration (“GTX California”), LOCiMOBILE, Inc., and Code Amber News Service, Inc. (“CANS”).

LOCiMOBILE, Inc. has developed and owns LOCiMobileTM, a suite of mobile tracking applications that turn the iPhone, Android, BlackBerry and other GPS enabled handsets into a tracking device which can then be tracked from handset to handset or through our Location Data Center tracking portal and which allows the user to send a map to the recipient’s phone showing the user’s location.  CANS is a U.S. and Canadian syndicator of all state Amber Alerts providing website tickers and news feeds to merchants, internet service providers, affiliate partners, corporate sponsors and local, state and federal agencies.

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

Revenue Recognition
Revenues consist primarily of the sale of our mobile tracking applications sold via the Apple iTunes Store and the Google Marketplace, the sale of GPS tracking devices and the related monthly service fees, licensing agreements and CANS annual subscriptions and points of display.

The Company recognizes application revenue when the application is purchased by the customer.   Revenue from product sales is recognized when the product is shipped to the customer and title has transferred. The Company assumes no remaining significant obligations associated with the product sale other than that related to its warranty program discussed below.  Revenue related to monthly service fees, licensing agreements and annual subscriptions are recognized over the respective terms of the agreements.

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

Allowance for Doubtful Accounts
We extend credit based on our evaluation of the customer’s financial condition.  We carry our accounts receivable at net realizable value. We monitor our exposure to losses on receivables and maintain allowances for potential losses or adjustments. We determine these allowances by (1) evaluating the aging of our receivables; and (2) reviewing high-risk customers financial condition. Past due receivable balances are written off when our internal collection efforts have been unsuccessful in collecting the amount due.  Our allowance for doubtful accounts was $110,600 as of  December 31, 2010 and 2009.

Shipping and Handling Costs
Shipping and handling costs are included in cost of goods sold in the accompanying consolidated statement of operations.

Product Warranty
The Company’s warranty policy provides for repair or replacement of products returned within ninety days of purchase. Warranty liabilities are recorded at the time of sale for the estimated costs that may be incurred under our standard warranty. As of December 31, 2010, no products were returned for repair or replacement.  Accordingly, a warranty liability has not been deemed necessary.

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

Fair Value Estimates
Pursuant to the Accounting Standards Codification (“ASC”) No. 820, “Disclosures About Fair Value of Financial Instruments”, the Company records its financial assets and liabilities at fair value.  ASC No. 820 provides a framework for measuring fair value, clarifies the definition of fair value and expands disclosures regarding fair value measurements.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date.  ASC No. 820 establishes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

The carrying values for cash and cash equivalents, accounts receivable, prepaid assets, accounts payable and accrued liabilities approximate their fair value due to their short maturities.

Related Party Transactions
In order to preserve cash for other working capital needs various members of management and  Board Members agreed to accrue portions of their salary in 2010 and 2009.  As of December 31, 2010 and 2009, the Company owed $150,951 and $48,000 for such accrued wages.

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

Inventory
Inventory consists of raw materials, work in process and finished goods and is valued at the lower of cost (first-in, first-out) or net realizable value. The Company evaluates its inventory for excess and obsolescence on a regular basis. In preparing the evaluation the Company looks at the expected demand for the product, as well as changes in technology, in order to determine whether or not a reserve is necessary to record the inventory at net realizable value.  For the years ending December 31, 2010 and 2009 the Company incurred charges to expense of approximately $0 and $51,000, respectively, associated with excess and obsolete inventory cost adjustments.

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

Net Loss Per Common Share
Net loss per common share is computed pursuant to ASC No. 260 “Earnings Per Share”.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no dilutive shares outstanding as of December 31, 2010 and 2009.

Research and Development
Research and development costs are clearly identified and are expensed as incurred in accordance with ASC No. 730, "Research and Development "  For the years ended December 31, 2010 and 2009, the Company incurred approximately $68,000 and $106,700 of research and development costs, respectively.

Income Taxes
GTX uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized by applying the statutory tax rates in effect in the years in which the differences between the financial reporting and tax filing bases of existing assets and liabilities are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. ASU 2010-06 amends Codification Subtopic 820-10 to now require (1) a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; (2) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements, and (3) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Since the requirements of ASU 2010-06 only relate to disclosure, the adoption of this guidance did not have an effect on our financial position or results of operations.

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

3.	INVENTORY

The components of inventory consist of the following:

	December 31,
	2010	2009
Raw materials	$488	$537
Work in process	85,000	-
Finished goods	1,581	945
Inventory	$87,069	$1,482

4.	PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	December 31,
	2010	2009
Computer and office equipment	$84,404	$83,805
Software	18,744	18,744
Website development	138,889	110,889
Software development	395,029	183,329
Less: accumulated depreciation	(323,304)	(143,667)
Total property and equipment, net	$313,762	$253,100

Depreciation expense for the years ended December 31, 2010 and 2009 was $179,638 and $102,970, respectively.

5.	LOAN PAYABLE

On March 18, 2010, GTX California entered into a license agreement with Aetrex Worldwide, Inc. (“Aetrex”) under which we granted Aetrex the right to embed our GPS tracking device into certain footwear products manufactured and sold by Aetrex.  Aetrex is a global leader in pedorthic footwear and foot orthotics, and the new product to be introduced is intended to monitor the locations of “wandering” seniors afflicted with dementia by embedding our patented location technology in Aetrex footwear.

On December 22, 2010, we entered into an agreement and promissory note (“Aetrex Agreement”) whereby Aetrex agreed to submit funds to the Company to pay for mold and production costs necessary to produce the devices.  Accordingly, Aetrex provided $32,500 to the Company for the sole purpose of paying for mold costs relating to the production of the devices (“Mold Loan”).  The Mold Loan will be used to pay for the first 325 devices delivered to Aetrex.  In addition, pursuant to the Aetrex Agreement, Aetrex paid an additional $76,250 to the Company on January 24, 2011 to cover part of the deposit necessary to produce their initial order of 3,000 devices (“Production Loan”).  The Production Loan will be used to pay for 750 devices, consisting of device number 326 through 1075 delivered to Aetrex.  In the event that pricing of the devices is less than contemplated at the time of the Aetrex Agreement (i.e., $100/unit), Aetrex shall receive a corresponding reduction and credit for monies owed for licensed products ordered.  In the event that the 1,075 devices are not delivered to Aetrex before July 24, 2011, Aetrex can give us a 10-day demand notice for the return of the Mold Loan and the Production Loan.  In conjunction with the Aetrex Agreement, the Company’s President and CEO, Patrick Bertagna, entered into a personal guaranty with Aetrex, whereby he guaranteed the return of the Mold Loan and the Production Loan if the 1,075 devices are not delivered to Aetrex before July 24, 2011 and if Aetrex demands repayment of the Mold Loan and the Production Loan.  Additionally, on January 26, 2011, Aetrex issued a $197,000 letter of credit, expiring on July 30, 2011, for the benefit of the Company. This $197,000 letter of credit replaced the $305,000 letter of credit that Aetrex issued to us on July 28, 2010.

6.	CONVERTIBLE PROMISSORY NOTES PAYABLE

On December 16, 2010 and September 14, 2010 the Company entered into two separate Convertible Promissory Notes in the principal amounts of $52,000 and $45,000, respectively (the “Notes”).  The Notes bears interest at 8% per annum and mature on September 20, 2011 and June 15, 2011, respectively.  Under the Convertible Promissory Note Agreements, beginning 180 days following the date of each Note, the lender has the right to convert all or any part of the outstanding and unpaid principal of the Notes into shares of the Company’s common stock; provided however, that in no event shall the lender be entitled to convert any portion of the Notes that would result in the beneficial ownership by it and its affiliates to be more than 4.99% of the outstanding shares of the Company’s common stock.  The Notes are convertible at a variable conversion price which is calculated based on 60% of the average of the five closing prices of the Company’s common stock during the five trading day period ending one trading day prior to the date the conversion notice is sent by the lender.

In connection with the issuance of the Notes, the Company has applied the guidance of FASB ASC Topic No. 815-40. Accordingly, the conversion features are accounted for as derivative liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date. The fair value was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected dividend yield of 0%; expected volatility of 80%; risk-free interest rate of .2% and an expected holding period of 9 months. The resulting values, at the date of issuance, were allocated to the proceeds received and applied as a discount to the face value of the Notes. In regards to the December 16, 2010 Note, the Company recognized a derivative liability of $41,193 at the date of issuance, which also approximates the fair value of the derivative at December 31, 2010.  In regards to the September 14, 2010 Note, the Company recognized a derivative liability of $35,253 at the date of issuance.  At December 31, 2010, the fair value of this derivative liability was $33,147.

7.	INCOME TAXES

The provision for refundable Federal income tax consists of the following as of December 31:

	2010	2009
Refundable Federal income tax calculated at statutory rate of 35%	$591,000	$744,000
Less: Stock based compensation expense	(29,000)	(22,000)
Change in valuation allowance	(562,000)	(722,000)
Net refundable amount	$-	$-

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows at December 31:

	2010	2009
Deferred tax asset attributable to:
Net operating losses carried forward	$2,290,000	$1,737,000
Less: Valuation allowance	(2,290,000)	(1,737,000)
Net deferred tax asset	$-	$-

The Company established a full valuation allowance in accordance with the provision of ASC No. 740, Income Taxes. The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized.

At December 31, 2010, the Company had an unused net operating loss carryover approximating $6,543,000 that is available to offset future taxable income, which expires beginning in 2028.

No provision was made for federal income tax since the Company has net operating losses.  The provision for income taxes included in the accompanying financial statements consists of the state minimum tax imposed on corporations.

8.	EQUITY

Dutchess Investment Agreement
On November 16, 2009, the Company entered into an Investment Agreement with Dutchess Opportunity Fund, II, LP (“Dutchess”) which was subsequently amended on March 11, 2010 (the "Investment Agreement"). Pursuant to the Investment Agreement, Dutchess committed to purchase up to $10,000,000 of the Company's common stock, over the course of thirty-six months (the "Equity Line Financing"). The aggregate number of shares issuable by the Company and purchasable by Dutchess under the Investment Agreement is 12,000,000.

The Company may draw on the facility from time to time, as and when it determines appropriate in accordance with the terms and conditions of the Investment Agreement. The maximum amount that the Company is entitled to put in any one notice is either (a) 200% of the average daily volume (U.S. market only) of the common stock for the three (3) trading days prior to the date of delivery of the applicable put notice, multiplied by the average of the closing prices for such trading days, or (b) any other specified amount, up to $500,000. The purchase price shall be set at ninety-four percent (94%) of the lowest daily volume weighted average price (VWAP) of the Company's common stock during the five (5) consecutive trading day period beginning on the trading day immediately following the date of delivery of the applicable put notice. There are put restrictions applied on days between the put notice date and the closing date with respect to that particular put. During this time, the Company shall not be entitled to deliver another put notice. In addition, Dutchess will not be obligated to purchase shares if Dutchess’s total number of shares beneficially held at that time would exceed 4.99% of the number of shares of the Company's common stock as determined in accordance with Rule 13d-1 of the Securities Exchange Act of 1934, as amended. In addition, the Company is not permitted to draw on the facility unless there is an effective registration statement to cover the resale of the shares.

On December 8, 2009 the Company filed on Form S-1 a registration statement with the Securities and Exchange Commission ("SEC") to register the resale by Dutchess of the 12,000,000 shares of the common stock underlying the Investment Agreement.   The registration statement was declared effective by the SEC on December 28, 2009.

In connection with the preparation of the Investment Agreement and the Registration Rights Agreement, the Company paid Dutchess a document preparation fee in the amount of $10,000 during fiscal 2009.

During fiscal 2010 the Company sold 2,338,836 shares of common stock to Dutchess at prices ranging from $0.10 - $0.1763 per share resulting in proceeds of approximately $298,000.

Common Stock

During the years ended December 31, 2010 and 2009, the Company issued 1,718,053 and 50,000 shares of common stock, respectively, from the 2008 Equity Compensation Plan to various members of management and consultants as compensation for services rendered, the grant-date fair value of which was estimated at $237,480 and $5,770, respectively.  Included in these issuances were grants of 1,066,053 during the year ended December 31, 2010, valued at $135,800 to a consultant for services related to the development of our mobile phone applications and accordingly, the value is capitalized as Property and Equipment in the accompanying consolidate balance sheet and will be depreciated through cost of goods sold.  The remaining shares issued, 652,000 (valued at $101,680) during the year ended December 31, 2010, and all the fiscal 2009 issuances, were expensed as stock based compensation in the accompanying consolidated statement of operations.  During fiscal 2009, 15,000 stock options were exercised at $0.06 per share resulting in the issuance of 15,000 shares of stock valued at $900.

During July 2008, the Company’s Board of Directors reserved for issuance a pool of 40,000 shares of common stock of the Company under the 2008 Equity Compensation Plan for grant and issuance to various consultants and/or employees in lieu of paying them cash for their services (the “Award Pool”).  The Company’s Board of Directors created a Stock Award Committee that has the authority to grant and issue awards from the Award Pool.  During the year ended December 31, 2009, 4,000 shares valued at $480 were granted from the Award Pool.  No shares were granted from the Award Pool during fiscal 2010

In addition to the shares issued under the 2008 Equity Compensation Plan, during the year ended December 31, 2010, the Company issued 2,559,195 shares of common stock, subject to restrictions upon transfer pursuant to Rule 144, as promulgated under the Securities Act of 1933, as amended, to various members of management, employees and consultants as compensation for services.  Included in these issuances were 1,050,000 shares of common stock issued during July 2010 to members of management and board members which contain repurchase rights whereby the Company retains the rights to acquire the shares from the stock recipients and such repurchase rights lapse ratably over twelve months at a rate of 1/12th per month beginning on July 31, 2010.  At the date of issuance, the shares were valued at par ($.001 per share) and recorded as an Other Current Asset in the accompanying consolidated financial statements.  The related stock based compensation expense is recorded in conjunction with the monthly vesting based on the average stock price during the respective month.  Accordingly, as of December 31, 2010, approximately $45,000 was expensed as stock based compensation expense.  Excluding the shares issued with repurchase rights, the remaining 1,509,195 shares of common stock issued during fiscal 2010 were recorded at grant date fair value which was estimated at $205,000.  During the year ended December 31, 2009, the Company issued 717,000 shares of such common stock valued at approximately $48,000.

During July 2008, the Company’s Board of Directors reserved for issuance a pool of 35,000 shares of the Company’s common stock (“Restricted Stock Award Pool”) for grant and issuance to various consultants and/or employees in lieu of paying them cash for their services.  These shares of common stock are subject to restrictions upon transfer pursuant to Rule 144, as promulgated under the Securities Act of 1933, as amended.  The Company’s Board of Directors created a Stock Award Committee that has the authority to grant and issue awards from the Restricted Stock Award Pool.  No shares were issued from the Restricted Stock Award Pool during the years ended December 31, 2010 and 2009.

During May 2008, the Company entered into a one year agreement with a third-party public relations firm.  The terms of the agreement include the issuance of 17,500 shares of common stock to be paid to the public relations firm in 4 equal installments.  The 17,500 shares of common stock were issued in 2008 and held by the Company in escrow to be delivered to the public relations firm in four equal quarterly installments during the 1-year term of the agreement.  The fair value of these shares was estimated to be $37,625 based on the market price of the securities, as quoted on the OTCBB on the date of issuance.  During the year ended December 31, 2009 $12,542 was expensed in the accompanying consolidated financial statements related to this agreement.  As of December 31, 2009, the 17,500 shares had been fully earned, delivered and expensed.

Common Stock Warrants
Since inception, the Company has issued numerous warrants to purchase shares of the Company’s common stock to shareholders, consultants and employees as compensation for services rendered.

A summary of the Company’s warrant activity and related information for the period from December 31, 2008 through December 31, 2010 is provided below:

		Number of
	Exercise Price	Warrants

Outstanding and exercisable at December 31, 2008	$0.75 - 1.50	5,996,752
Warrants exercised		-
Warrants granted		-
Warrants expired	1.25	(4,041,002)
Outstanding and exercisable at December 31, 2009	0.75 - 1.50	1,955,750
Warrants exercised		-
Warrants granted	0.40	1,271,000
Warrants expired	0.75	(25,000)
Outstanding and exercisable at December 31, 2010	R0.40 - 1.50	3,201,750

Stock Warrants as of December 31, 2010
Exercise	Warrants	Remaining	Warrants
Price	Outstanding	Life (Years)	Exercisable

$1.50	1,850,750	0.36	1,850,750
$1.25	80,000	0.36	80,000
$0.40	1,271,000	2.29	1,271,000
	3,201,750		3,201,750

During the year ended December 31, 2010 the Company received $187,500 for subscriptions for the purchase of units, consisting of 1,250,000 shares of common stock and 1,250,000 warrants to purchase common stock at a price of $0.40 per share.  The relative fair value of these warrants was estimated to be $28,000 The Company also issued 21,000 shares of common stock and 21,000 warrants to purchase common stock to a consultant at a price of $0.40 per share as compensation in conjunction with the subscriptions.  Such securities were valued at $3,150.

Common Stock Options
Under the Company’s 2008 Equity Compensation Plan, the “2008 Plan,” we are authorized to grant stock options intended to qualify as Incentive Stock Options, “ISO”, under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified options, restricted and unrestricted stock awards and stock appreciation rights to purchase up to 7,000,000 shares of common stock to our employees, officers, directors and consultants, with the exception that ISOs may only be granted to employees of the Company and its subsidiaries, as defined in the 2008 Plan.  The 2008 Plan shall be administered by a committee consisting of two or more members of the Board of Directors or if a committee has not been elected, the Board of Directors of the Company shall serve as the committee.

The Company recognizes option expense ratably over the vesting periods.  For the years ended December 31, 2010 and 2009, the Company recorded compensation expense related to options granted under the 2008 Plan of $270,434 and $389,081, respectively.

The fair value of option grants was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2010	2009
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	1.50%	2.21%
Expected volatility	60.00%	95.00%
Expected life (in years)	3.0	3.5

The Plan provides for the issuance of a maximum of 7,000,000 shares of which, after adjusting for estimated pre-vesting forfeitures, approximately 1.7 million were still available for issuance as of February 19, 2011.

Stock option activity under the Plan for the period from December 31, 2008 to December 31, 2010 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Grant Date Fair Value
Outstanding at December 31, 2008	4,563,000	$0.80	3.77	$1,626,361
Options granted	1,134,500	$0.13	3.50	88,979
Options exercised	(15,000)	$0.06	-	(497)
Options cancelled/forfeited/ expired	(1,415,000)	$0.84	-	(504,483)
Outstanding at December 31, 2009	4,267,500	$0.61	2.94	1,210,360
Options granted	1,258,000	$0.17	2.37	83,821
Options exercised	-	$-	-	-
Options cancelled/forfeited/ expired	(2,610,000)	$0.70	-	(835,980)
Outstanding at December 31, 2010	2,915,500	$0.34	2.23	$458,201
Exercisable at December 31, 2010	2,538,861	$0.35	1.90	$411,405

As of December 31, 2010, after adjusting for estimated pre-vested forfeitures, there was approximately $44,000 of unrecognized compensation cost related to unvested stock options which is expected to be recognized monthly over approximately 3 years.  The Company intends to issue new shares to satisfy share option exercises.

Share-Based Compensation Payments
Total non-cash compensation expense related to the issuance of stock, warrants, and options was as follows:

	December 31,
	2010	2009

Stock compensation	$351,576	$54,450
Options compensation	270,434	389,081
Total	$622,010	$443,531

During the year ended December 31, 2009 an additional $12,543 of stock compensation expense was recognized relating to stock granted to a third-party public relations firm during fiscal 2008 for services that were not rendered until fiscal 2009.

9.	COMMITMENTS & CONTINGENCIES

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

10.	SUBSEQUENT EVENTS

As noted in footnote 5 above, pursuant to the Aetrex Agreement, Aetrex provided $76,250 to the Company on January 24, 2011 to cover part of the deposit necessary to produce their initial order of 3,000 devices.  This payment will be considered payment in full for 750 devices, consisting of device number 326 through 1075 delivered to Aetrex.

In connection with the Company’s Equity Line Financing, seven (7) draws were submitted to Dutchess resulting in proceeds of approximately $100,000 and the sale of 1,713,954 shares of common stock at prices ranging from $0.055 - $0.064 per share.

During January 2011, the Company entered into a $30,000 short-term loan payable agreement with one of its board members.  The loan bears interest at 8% per annum and is due on April 25, 2011.  As of March 25, 2011, we have repaid $25,000 of the loan.

Subsequent to December 31, 2010, the Company issued 1,300,000 shares of common stock from the 2008 Equity Compensation Plan to various members of management, employees and consultants as compensation for services rendered, the grant-date fair value of which was estimated at $75,000.  Additionally, 1,180,000 shares of common stock were issued to a total of seven contractors and consultants as compensation for services rendered, the grant-date fair value of which was estimated at $66,000.  Such shares are subject to restrictions upon transfer pursuant to Rule 144, as promulgated under the Securities Act of 1933, as amended

In January 2011, a lawsuit was filed against the Company by a former independent contractor who claims we owe him $16,250 for services rendered during 2008 and 2009.  We contend that the independent contractor was paid in full for the services rendered and no additional funds are due to the former independent contractor.  In February 2011 we filed a demurrer to the complaint.  We intend to defend this case vigorously.  The outcome of the lawsuit is not expected to have a material impact on the Company’s financial condition or operations.