Form 10-Q
period 2011-03-31
GTX CORP
filed 2011-05-16
CIK 1375793

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:    54,776,842 common shares issued and outstanding as of May 13, 2011

GTX CORP AND SUBSIDIARIES
For the quarter ended March 31, 2011
FORM 10-Q

PART I

ITEM 1.  FINANCIAL STATEMENTS

GTX CORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$49,351	$66,488
Accounts receivable, net	80,267	29,962
Inventory, net	194,866	87,069
Other current assets	20,821	14,220

Total current assets	345,305	197,739

Property and equipment, net	304,462	313,762
Other assets	10,972	10,972

Total assets	$660,739	$522,473

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$260,622	$177,811
Accrued expenses - related parties	251,308	150,951
Deferred revenues	131,806	54,939
Loan payable - related party	5,000	-
Convertible promissory notes payable, net	59,227	22,660
Derivative liability	64,200	74,340
Total current liabilities	772,163	480,701

Total liabilities	772,163	480,701

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 2,071,000,000 shares authorized; 52,127,123 and 47,353,624 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	52,128	47,354
Additional paid-in capital	11,552,814	11,241,121
Accumulated deficit	(11,716,366)	(11,246,703)

Total stockholders’ equity (deficit)	(111,424)	41,772

Total liabilities and stockholders’ equity (deficit)	$660,739	$522,473

See accompanying notes to consolidated financial statements

GTX CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended
	March 31, 2011	March 31, 2010
Revenues	$136,248	$75,268

Cost of goods sold	98,107	36,824

Gross margin	38,141	38,444

Operating expenses
Salaries and professional fees	397,134	552,146
Research and development	522	21,713
General and administrative	68,708	95,413

Total operating expenses	466,364	669,272

Loss from operations	(428,223)	(630,828)

Other income (expense)
Derivative income	4,847	-
Gain on conversion of debt	3,205	-
Interest income	-	544
Interest expense	(49,492)	-

Net loss	$(469,663)	$(630,284)

Weighted average number of common shares outstanding - basic and diluted	50,295,369	39,713,050

Net loss per share - basic and diluted	$(0.01)	$(0.02)

See accompanying notes to consolidated financial statements

GTX CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months ended
	March 31, 2011	March 31, 2010
Cash flows from operating activities
Net loss	$(469,663)	$(630,284)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	49,250	41,690
Stock based compensation	177,412	236,440
Gain on conversion of debt	(3,205)	-
Amortization of debt discount	47,479	-
Change in fair value of derivative liability	(4,847)	-
Changes in operating assets and liabilities
Accounts receivable	(50,305)	(22,919)
Inventory	(107,797)	(58,505)
Other current assets	(6,601)	(6,460)
Accounts payable and accrued expenses	82,811	84,261
Accounts payable and accrued expenses-related parties	100,357	8,500
Deferred revenues	76,867	-

Net cash used in operating activities	(108,242)	(347,277)

Cash flows from investing activities
Purchase of property and equipment	(23,700)	(50,740)

Net cash used in investing activities	(23,700)	(50,740)

Cash flows from financing activities
Proceeds from issuance of common stock	109,805	41,422
Proceeds from loan payable-related party	30,000	-
Repayments of loan payable - related party	(25,000)	82,500

Net cash provided by financing activities	114,805	123,922

Net decrease in cash and cash equivalents	(17,137)	(274,095)

Cash and cash equivalents, beginning of period	66,488	454,667

Cash and cash equivalents, end of period	$49,351	$180,572

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock for development of Apps (Property & equipment)	$16,250	$-
Issuance of common stock for conversion of notes payable	$13,000	$-

See accompanying notes to consolidated financial statements

GTX CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

1.	BASIS OF PRESENTATION

GTX Corp and subsidiaries (the “Company” or “GTX”) develops and integrates miniaturized Global Positioning System (“GPS”) tracking and cellular location technology for consumer products and service applications. GTX Corp owns 100% of the issued and outstanding capital stock of Global Trek Xploration, LOCiMOBILE, Inc, and Code Amber News Service, Inc. (“CANS”).  LOCiMOBILE, Inc. has developed and owns LOCiMobile™, a suite of mobile tracking applications that turn the iPhone, Android, BlackBerry and other GPS enabled handsets into a tracking device which can then be tracked from handset to handset or through our Location Data Center tracking portal and which allows the user to send a map to the recipient’s phone showing the user’s location.  CANS is a U.S. and Canadian syndicator of all state Amber Alerts providing website tickers and news feeds to merchants, internet service providers, affiliate partners, corporate sponsors and local, state and federal agencies.

The accompanying unaudited consolidated financial statements of GTX have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included.  Our operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2010, which are included in our Annual Report on Form 10-K, and the risk factors contained therein.

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

Reclassifications

For comparability, certain prior period amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2011.

2.	RELATED PARTY TRANSACTIONS

In order to preserve cash for other working capital needs various members of management and Board Members have agreed to accrue portions of their salary since fiscal 2009.  As of March 31, 2011 and December 31, 2010, the Company owed $251,308 and $150,951, respectively for such accrued wages.

During January 2011, the Company entered into a $30,000 short-term loan payable agreement with one of its board members.  The loan bears interest at 8% per annum and is due on April 25, 2011.  As of March 31, 2011, we have repaid $25,000 of the loan.

3.	AETREX AGREEMENT

On December 22, 2010, we entered into an agreement (the “Aetrex Agreement”) with Aetrex Worldwide, Inc. (“Aetrex”) whereby Aetrex agreed to provide funds to the Company to pay for mold and production costs necessary to embed our GPS tracking device into certain footwear products manufactured and sold by Aetrex.  Accordingly, Aetrex provided $32,500 to the Company for the sole purpose of paying for mold costs relating to the production of the devices (“Mold Funds”).  The Mold Funds will be used to pay for the first 325 devices delivered to Aetrex.  In addition, pursuant to the Aetrex Agreement, Aetrex paid an additional $76,250 to the Company on January 24, 2011 to cover part of the deposit necessary to produce their initial order of 3,000 devices (“Production Funds”).  Both the Mold Funds and the Production Funds have been recorded as Deferred Revenue in the accompanying consolidated financial statements. The Production Funds will be used to pay for 750 devices, consisting of device numbers 326 through 1075 delivered to Aetrex.  In the event that pricing of the devices is less than contemplated at the time of the Aetrex Agreement (i.e., $100/unit), Aetrex shall receive a corresponding reduction and credit for monies owed for licensed products ordered.  In the event that the 1,075 devices are not delivered to Aetrex before July 24, 2011, Aetrex can give us a 10-day demand notice for the return of the Mold Funds and the Production Funds.  Additionally, on January 26, 2011, Aetrex issued a $197,000 letter of credit, expiring on July 30, 2011, for the benefit of the Company. This $197,000 letter of credit replaced the $305,000 letter of credit that Aetrex issued to us on July 28, 2010.

4.	CONVERTIBLE PROMISSORY NOTES PAYABLE

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

On March 23, 2011, the lender elected to convert $13,000 of the principal balance of the $45,000 note into 384,615 shares of common stock at a conversion price of $.0338 per share.

In connection with the issuance of the Notes, the Company has applied the guidance of FASB ASC Topic No. 815-40. Accordingly, the conversion features are accounted for as derivative liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date.

The following table summarizes the convertible debt activity for the period from December 31, 2010 to March 31, 2011:

Description	Convertible Notes	Derivative Liability	Total
Fair value at December 31, 2010	$22,660	$74,340	$97,000
Change in fair value for the three months ended March 31, 2011	-	(10,140)	(10,140)
Amortization of debt discount	47,479	-	47,479
Conversions during period	(10,912)	-	(10,912)
Fair value at March 31, 2011	$59,227	$64,200	$123,427

The decrease in fair value of the derivative liability of $10,140 includes $4,847 of actual change in fair value and $5,293 of extinguishment associated with the debt conversion. The Company recorded a $3,205 gain associated with the conversion.

For the three months ended March 31, 2011 interest expense related to the convertible notes approximated $1,700.

5.	EQUITY

Common Stock

During the three months ended March 31, 2011 and 2010, the Company issued 1,300,000 and 517,000 shares of common stock, respectively, from the 2008 Equity Compensation Plan to various members of management, employees and consultants as compensation for services rendered, the grant-date fair value of which was estimated at $75,214 and $87,220, respectively.  Included in the 2011 issuances were grants of 250,000 shares, valued at $16,250 to a consultant for services related to the development of our mobile phone applications and accordingly, the value is capitalized as Property and Equipment in the accompanying consolidate balance sheet and will be depreciated through cost of goods sold. The remaining shares issued, 1,050,000 (valued at $58,964) during the three months ended March 31, 2011, and all the 2010 issuances, were expensed as stock based compensation in the accompanying consolidated statement of operations.

During the three months ended March, 31, 2011 and 2010, the Company issued 1,180,000 and 256,000 shares of common stock, respectively, subject to restrictions upon transfer pursuant to Rule 144, as promulgated under the Securities Act of 1933, as amended, to various members of management, employees and consultants as compensation for services rendered, the grant-date fair value of which was estimated at $66,198 and $43,499, respectively.  Additionally, during July 2010, 1,050,000 shares of common stock were issued to members of management and board members which contain repurchase rights whereby the Company retains the rights to acquire the shares from the stock recipients and such repurchase rights lapse ratably over twelve months at a rate of 1/12th per month beginning on July 31, 2010.  At the date of issuance, the shares were valued at par ($.001 per share) and recorded as an Other Current Asset in the accompanying consolidated financial statements.

The related stock based compensation expense is recorded in conjunction with the monthly vesting based on the average stock price during the respective month.  Accordingly, during the three months ended March 31, 2011, $16,335 was expensed as stock based compensation expense.

In connection with the Company’s equity line financing arrangement with Dutchess Opportunity Fund, II, LP (“Dutchess”), during the three months ended March 31, 2011, the Company sold to Dutchess 1,610,854 shares of common stock at prices ranging from $0.055 - $0.064 per share resulting in proceeds of approximately $94,000.  Additionally, as of March 31, 2011, the Company issued Dutchess 298,030 shares of common stock (for proceeds of $15,810); however, those shares were not paid for until April 4, 2011.  Accordingly, an Equity Line Receivable from Dutchess is included as Other Current Assets in the accompanying consolidated financial statements for $15,810 at March 31, 2011.

Common Stock Warrants

Since inception, the Company has issued warrants to purchase shares of the Company’s common stock to shareholders, consultants and employees as compensation for services rendered.

A summary of the Company’s warrant activity and related information for the three months ended March 31, 2011 is provided below:

	Exercise	Number of
	Price	Warrants
Outstanding and exercisable at December 31, 2010	$0.40 – 1.50	3,201,750
Warrants exercised		-
Warrants granted		-
Warrants expired		-
Outstanding and exercisable at March 31, 2011	$0.40 – 1.50	3,201,750

Stock Warrants as of March 31, 2011
Exercise	Warrants	Remaining	Warrants
Price	Outstanding	Life (Years)	Exercisable
$1.50	1,930,750	0.11	1,930,750
$0.40	1,271,000	2.04	1,271,000
	3,201,750		3,201,750

Common Stock Options

For the three months ended March 31, 2011, the Company recorded compensation expense related to options granted under the 2008 Equity Compensations Plan (the “2008 Plan”) of $36,000.

No stock options were granted during the three months ended March 31, 2011.

The 2008 Plan provides for the issuance of a maximum of 7,000,000 shares of which, after adjusting for estimated pre-vesting forfeitures, approximately 455,000 were still available for issuance as of March 31, 2011.

Stock option activity under the 2008 Plan for the three months ended March 31, 2011 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Grant Date Fair Value
Outstanding at December 31, 2010	2,915,500	$0.34	2.23	$458,201
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options cancelled/ forfeited/ expired	-	-	-	-
Outstanding at March 31, 2011	2,915,500	$0.34	1.99	$458,201
Exercisable at March 31, 2011	2,853,997	$0.34	1.83	$449,364

As of March 31, 2011, after adjusting for estimated pre-vested forfeitures, there was approximately $8,000 of unrecognized compensation cost related to unvested stock options which is expected to be recognized monthly over approximately two years.  The Company intends to issue new shares to satisfy share option exercises.

Share-Based Compensation Payments

Total non-cash compensation expense related to the issuance of stock, warrants, and options was as follows:

	Three months ended March 31,
	2011	2010
Stock compensation	$141,412	$130,719
Options compensation	36,000	105,721
	$177,412	$236,440

6.	COMMITMENTS & CONTINGENCIES

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

A lawsuit has been filed against the Company by a former consultant who claims we owe $23,912 plus interest and attorney fees for services rendered during 2009.  We contend that the services in question were either not performed, not approved or not delivered and accordingly, no additional funds are due to the former consultant.  We have countersued the former consultant and intend to defend this case vigorously.  The outcome of the lawsuit is not expected to have a material impact on the Company’s financial condition or operations

7.	SUBSEQUENT EVENTS

In connection with the Company’s equity line financing agreement it has entered into with Dutchess, the Company sold 591,919 shares of common stock to Dutchess during April and May 2011 at $0.05-$0.0508  per share, resulting in proceeds of approximately $30,000.  In addition, as noted in Footnote 5 above, Dutchess paid the Company $15,810 on April 4, 2011 for shares the Company issued to Dutchess on March 30, 2011.

During April 2011, the lender on our Notes converted the remaining balance of $32,000 plus $1,800 of accrued interest on the $45,000 note into 1,082,800 shares of common stock at conversion prices ranging from $.0301 to $.0321 per share.  This Note was paid in full on April 20, 2011

Subsequent to March 31, 2011, the Company issued 400,000 shares of common stock from the 2008 Equity Compensation Plan to a consultant for services related to the development of our mobile phone applications and accordingly, the value will be capitalized as Property and Equipment and depreciated through cost of goods sold.  The grant-date fair value of the shares was estimated at $22,775.  Additionally, 575,000 shares of common stock were issued to various contractors and consultants as compensation for services rendered, the grant-date fair value of which was estimated at $28,750.  Such shares are subject to restrictions upon transfer pursuant to Rule 144, as promulgated under the Securities Act of 1933, as amended.

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

Introduction

As used in this Quarterly Report, the terms “GTX Corp”, "we", "us", "our", and “the Company” mean GTX Corp and our three wholly-owned subsidiaries.

Operations

GTX Corp provides various interrelated and complimentary products and services in the Personal Location Services marketplace. We currently conduct our operations through three wholly-owned subsidiaries that operate in related sectors of the personal location-based market.  In general our subsidiaries consist of the following:

•
Our subsidiary, Global Trek Xploration (“GTX California”), offers a GPS and cellular location platform that enables subscribers to track in real time the whereabouts of people, pets or high valued assets through a miniaturized transceiver module, wireless connectivity gateway, middleware and viewing portal.  On March 18, 2010, GTX California entered into a four-year agreement with Aetrex Worldwide, Inc. (“Aetrex”) pursuant to which we granted Aetrex the licensing rights to our end to end patented two way GPS platform and embed our GPS tracking device into certain footwear products manufactured and sold by Aetrex.   Aetrex Worldwide, Inc. is a global leader in pedorthic footwear and foot orthotics.   Aetrex has certain exclusive and non-exclusive rights under this agreement.  In order to retain its exclusive rights, Aetrex must purchase 156,000 devices from us over the four-year period commencing on the date that we ship to Aetrex the first production order of devices as follows: 6,000 GPS tracking devices in the first year, 25,000 devices during the second year, 50,000 during the third year, and 75,000 devices during the fourth year.  On June 30, 2010, Aetrex issued its first purchase order for 3,000 devices, which we expect to ship to Aetrex in the second quarter of 2011. The end-users of the GPS enabled Aetrex shoes, expected to be predominately seniors afflicted with dementia, will be required to pay us a monthly service fee, a portion of which will be shared with Aetrex.  The Aetrex shoe is scheduled to be released in the second quarter of 2011.

On May 28, 2010, the Company entered into a three year agreement with Midnite Air Corp (“MNX”) granting MNX the exclusive rights to the GPS tracking platform for use in the transportation of high valued assets.  In order to retain exclusive rights, MNX must purchase a minimum of 15,000 devices over the three year term at 5,000 per year and activate each device with a monthly monitoring subscription.  Each device shipped will automatically be activated within 90 days of receipt with a monthly data monitoring and connectivity subscription fee.  We have delivered 20 devices to MNX as of May 13, 2011 and we expect MNX will purchase another 4,980 devices before May 3, 2012 in order to retain their exclusive rights.

On March 16, 2011, the Company entered into a platform test agreement (the “Test Agreement”) with Wuhan Amass Trading Co., Ltd. (“Wuhan”) to determine the viability of licensing the GTX proprietary Personal Location Services platform throughout China and within the Footwear market.  The Test Agreement is for a period of 150 days commencing on the date of the first payment received by GTX from Wuhan.  GTX received the initial $5,000 platform deposit from Wuhan during April 2011and will receive the final $5,000 payment on or about May 16, 2011 in accordance with the terms of the Test Agreement.

During 2010, the Company also signed two international licensing agreements, with Tracking Central in Australia and with Peace of Mind in Mexico, expanding its international distribution channels.

•
Our LOCiMOBILE, Inc. subsidiary has developed, and launched smart phone mobile applications (“Apps”) for the iPhone, iPad, Android, BlackBerry, Samsung bada and other GPS enabled handsets and tablets that permit authorized users to locate and track the movement of the holder of the handset.  Our 17 Apps, that run on six different platforms (including iPhone, BlackBerry and Google Android), have experienced over 950,000 downloads in 114 countries with two of our Apps in the iTunes top 25 social networking category, reaching number seven on the downloads list, number two on the highest grossing list and iTunes “What’s Hot” list.  Continuing with our platform expansion, during July 2010 we signed a binding contract with Samsung Electronics to develop two GPS tracking Apps for Samsung’s new mobile operating system and platform – known as “bada.”  There are currently several new Apps in development and scheduled for release in the second quarter of 2011. These include a series of applications that will be geared for the enterprise user, by offering “private label” versions of our popular consumer apps to companies looking for a more personalized and secure method of keeping track of their employees. In addition, the Company will expand into proximity marketing and begin to leverage its global user base. Our roadmap also consists of further development to run on Samsung’s new bada platform, additional applications for the iPad and other tablets and TV’s, and more applications for the iPhone, BlackBerry and Google Android operating systems, all of which are expected to further contribute to our user base community, the value of our brand, and revenue increases from App sales, monthly subscriptions and advertising.

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

GTX Corp has recognized Latin America as a growing and strategically important market and is engaging this market through partnerships, bilingual sales and technical support staff along with localized software translated into Spanish for the region. GTX Corp has commenced selling personal location solutions to Mexico, Brazil, Colombia, Peru, Chile, Venezuela and Guatemala, through hardware devices, platform licensing and smart phone Apps and Alertags. The Company expects to see significant growth in 2011 as the Company increases the number of local partnerships and marketing efforts in these international territories.  For 2011 the Company is exploring partnerships in Europe, Canada and China and has signed agreements with companies operating in those territories in order to explore and evaluate expansion into those territories.

Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report.

	Three Months Ended March 31,
	2011		2010
	$	% of Revenues	$	% of Revenues
Revenues	$136,248	100%	$75,268	100%
Cost of goods sold	98,107	72%	36,824	49%
Gross margin	38,141	28%	38,444	51%

Salaries and professional fees	397,134	292%	552,146	734%
Research and development	522	-%	21,713	29%
General and administrative	68,708	50%	95,413	127%
Operating expenses	466,364	342%	669,272	889%

Loss from operations	(428,223)	(314)%	(630,828)	(838)%
Other income (expense), net	(41,440)	(30)%	544	1%
Net loss	$(469,663)	(344)%	$(630,284)	(837)%

Revenues

Revenues during the first quarter of 2011 were 81% higher than the comparable 2010 period and were derived from all three subsidiaries, from multiple channels, both domestic and international, and from both enterprise customers and consumers.  In addition to approximately $69,000 in revenues generated from the sale of our Apps, the Company recognized $38,500 as a result of the Aetrex agreement and $5,000 from the Wuhan Test Agreement. The remainder of our revenue was generated from hardware product sales, portal software licensing, monthly subscriptions, advertising, Code Amber annual news feed subscriptions, points of display sponsorships and Code Amber Alertags.  Revenues generated during the first quarter of 2010 were primarily from the sale of our Apps and totalled approximately $66,000.

Cost of goods sold

Cost of goods sold during the first quarter of 2011 consisted primarily of the cost to sell the LOCiMOBILE® Apps (approximately 30% of the App revenue generated), depreciation on the capitalized costs of the Apps, and the manufacturing costs of the shoe mold used for the GPS Smart shoe Aetrex devices.  Cost of goods sold during the first quarter of 2010 consisted primarily of the cost to sell the LOCiMOBILE® applications, as well as depreciation on the capitalized costs of the applications.

Salaries and professional fees

Salaries and professional fees during the first quarter of 2011 decreased 28% in comparison to the comparable 2010 period even though sales and business activity increased substantially.  The decrease is primarily due to reductions in staffing in order to preserve cash, as well as cost cutting efforts we implemented in response to the downturn in the U.S. and global economy.  Professional fees consist primarily of costs attributable to consultants and contractors who primarily spend their time on sales, marketing and the development of technology; legal fees relating to general corporate matters and our patent applications; and accounting expenses. We anticipate that revenues will continue to increase and we may have to increase our workforce, increase the amount of wages and benefits we pay, and increase the utilization of consultants and contractors in the future as the economy recovers from the setbacks caused by the crisis in the global markets.

Research and development

Research and development expense during the first quarter of 2011 decreased 98% in comparison to the comparable 2010 period because we have moved substantially out of the development stage for all of our products, including our LOCiMOBILE® Apps, our GPS tracking devices and our Location Data Center tracking portal.

General and administrative

General and administrative expenses consist primarily of corporate administrative costs, depreciation, occupancy costs, insurance and travel and entertainment.  General and administrative expenses during the first quarter of 2011 decreased 28% in comparison to the comparable period in 2010 due primarily to reductions in depreciation expense and website maintenance, as well as, the implementation of various general cost cutting measures.

Other Income (Expense), net

Other income/ (expense), net for the first quarter of 2011 is primarily attributable to interest expense and discount amortization related to our convertible promissory notes.  The derivative expense/income represents the net unrealized (non-cash) charge during the period in the fair value of our derivative instrument liabilities related to embedded derivatives in our debt instruments that have been bifurcated and accounted for separately, as well as the gain on conversion of the debt.  Interest income recognized during the comparable 2010 period related to interest earned on money market accounts.

Net Loss

Net loss for the first quarter of 2011 decreased approximately $160,000 or 25% in comparison to the net loss during the comparable period in 2010 due to increased sales, a reduction in research and development costs and cost cutting measures instilled in regards to wages, professional fees and general and administrative expenses while the economy recovers from the setbacks caused by the crisis in the global markets.

Liquidity and Capital Resources

As of March 31, 2011, we had approximately $49,000 in cash, $296,000 of other current assets and current liabilities of approximately $733,000, resulting in a working capital deficit of approximately $388,000 compared to a working capital deficit of approximately $283,000 as of December 31, 2010.

During the three months ended March 31, 2011 our net loss decreased to approximately $470,000 compared to a net loss of approximately $630,000 for the comparable 2010 period.  Net cash used in operating activities was approximately $108,000 and $347,000 for the three months ended March 31, 2011 and 2010, respectively.  The decrease in cash used in operating activities is primarily attributable to the accrual of management’s salaries during the quarter (no cash was paid to management for the period January 1, 2011 to March 31, 2011), a reduction in our support staff, reductions in amounts paid for accounting and legal services, and an increase in the use of stock, rather than cash, to pay consultants and employees during the three months ended March 31, 2011.

Net cash used in investing activities during the three months ended March 31, 2011 and 2010 was approximately $24,000 and $51,000, respectively and consisted primarily of payments for the development of our LOCiMOBILE® products, which payments were capitalized.

Net cash provided by financing activities during the three months ended March 31, 2011 and 2010 was approximately $115,000 and $124,000, respectively and primarily consists of proceeds received from the sale of shares from the Equity Line financing agreement.  During the first quarter of 2011, we sold 1,610,854 shares of common stock to Dutchess at prices ranging from $0.055 - $0.064 per share in connection with our Equity Line, resulting in proceeds of approximately $94,000.  An additional 298,030 shares of common stock were granted to Dutchess as of March 31, 2011, however, the proceeds, totaling $15,810, were not received until April 4, 2011.  In addition to the 298,030 shares, subsequent to March 31, 2011, we sold to Dutchess 591,919 shares of our common stock at prices ranging from $0.05-$0.0508 per share for net proceeds of approximately $30,000.  During the three months ended March 31, 2010, we sold 241,159 shares of common stock to Dutchess at prices ranging from $0.17 - $0.1763 per share in connection with our Equity Line, resulting in proceeds of $41,422.

Because revenues from our operations have, to date, been insufficient to fund our working capital needs, we currently rely on the cash we receive from our financing activities as well as the common stock line of credit we entered into with Dutchess to fund our capital expenditures and to support our working capital requirements.  Our actual cash expenditures may exceed our planned expenditures, particularly if we invest in the development of improved versions of our existing products and technologies, and if we increase our marketing expenses.   Since we entered into the Investment Agreement with Dutchess in November 2009 in connection with the Equity Line, we have sold to Dutchess 4,839,639 shares of our common stock (at prices ranging from $0.1763 - $.050 per share) for net proceeds of approximately $438,000. We anticipate that we will continue to, from time to time, draw on the Equity Line to provide additional funding.  The amount of such funding will depend upon our needs and the amount that is available to us under the Equity Line.  In the event that we do not generate the amount of revenues that we anticipate, or if our expenses exceed our budgeted amounts, we may need to increase our use of the Equity Line.  No assurance can be given that we will be able to obtain sufficient funds under the Equity Line to fund our expected working capital deficits.

On December 16, 2010 and September 14, 2010 the Company entered into two separate Convertible Promissory Notes with a third-party in the principal amounts of $52,000 and $45,000, respectively (the “Notes”).  The Notes bear interest at 8% per annum and mature on September 20, 2011 and June 15, 2011, respectively.  Beginning 180 days following the date of each Note, the lender has the right to convert all or any part of the outstanding and unpaid principal of the Notes into shares of the Company’s common stock; provided however, that in no event shall the lender be entitled to convert any portion of the Notes that would result in the beneficial ownership by it and its affiliates to be more than 4.99% of the outstanding shares of the Company’s common stock.  The Notes are convertible at a variable conversion price which is calculated based on 60% of the average of the five closing prices of the Company’s common stock during the five trading day period ending one trading day prior to the date the conversion notice is sent by the lender.  On March 23, 2011, the lender elected to convert $13,000 of the principal balance of the $45,000 note into 384,615 shares of common stock at a conversion price of $.0338 per share.  During April 2011, the lender converted the remaining balance of $32,000 plus $1,800 of accrued interest on the $45,000 note into 1,082,800 shares of common stock at conversion prices ranging from $.0301 to $.0321 per share.  The $45,000 Note was paid in full on April 20, 2011.

During March 2010, we entered into a licensing agreement with Aetrex Worldwide, Inc. to market and sell a GPS enabled shoe.  We expect that Aetrex will commercially release the first line of these shoes in 2011.  The sale of these shoes is expected to generate product sales and monthly service revenues in 2011.

We are currently a party to two licensing agreements (Aetrex and MNX), three international distributor agreements, and three separate platform test agreements for the development and release of additional products.  Based on the timing of the release of the products pursuant to the licensing agreements, the orders and subscription revenues from our international partners and the development and testing of the products that are the subject of the platform test agreements, and on the early results of those tests, we currently anticipate that we will generate revenues from both of the licensing agreements, at least one of the platform test agreements and all three of our current international distributors during 2011.  However, we currently expect to incur continued losses until these and our other revenue initiatives collectively generate substantial revenues.  Revenues from these sources is expected to be realized during the course of 2011.  However, no assurance can be given that our current contractual arrangements and the revenues from device sales, subscriptions, Alertags, software licensing or our smart phone or tablet Apps will be sufficient to fund our working capital needs by the end of calendar year 2011.

We will continue to incur normal operating expenses and we intend to continue our development efforts for our various technologies and products, including hardware, software, interface customization, and website development.  We expect to further develop our sales, marketing and manufacturing programs associated with the commercialization and licensing of our GPS devices and technology.  In addition, we intend to further commercialize our LOCiMOBILE® Apps, CANS and the CANS Code Amber Alertags.  These activities can only be conducted if our liquidity improves.  Accordingly, unless we improve our liquidity, the development of improved products, and our ability to compete, will be adversely affected.

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

Since inception in 2002, we have generated significant losses (as of March 31, 2011, we had an accumulated deficit of approximately $11,677,000), and we currently expect to incur continued losses until our revenue initiatives collectively generate substantial revenues.  Depending on our current contractual arrangements and the revenues from our new LOCiMOBILE® applications, we currently anticipate that our losses will continue until at least the second half of calendar year 2011.  We are subject to many risks associated with small and growing businesses, including the above-discussed risks associated with the ability to raise capital. Please see the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2010 for more information regarding risks associated with our business.

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

Critical Accounting Policies and Estimates

There are no material changes to the critical accounting policies and estimates described in the section entitled “Critical Accounting Policies and Estimates” under Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2011, we issued 1,180,000 shares of common stock to various consultants, at $0.0561 per share, as compensation for services rendered, the grant-date fair value of which was approximately $66,000. Subsequent to March 31, 2011, an additional 1,078,000 shares of common stock were issued to a total of five management members and consultants, at $0.0575 per share, as compensation for services rendered.  The foregoing shares were issued in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

In connection with our $45,000 Convertible Promissory Note, 384,615 shares of common stock, at a conversion price of $.0338 per share, were issued to the lender on March 23, 2011 as payment on $13,000 of the principal balance.  During April 2011, an additional 1,082,800 shares of common stock, at conversion prices ranging from $.0301 to $.0321 per share, were issued as payment for the remaining balance of $32,000 plus $1,800 of accrued interest on the $45,000 note.  The foregoing shares were issued in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Subsequent to March 31, 2011, 575,000 shares of common stock were issued to various contractors and consultants as compensation for services rendered, the grant-date fair value of which was estimated at $28,750.  Such shares are subject to restrictions upon transfer pursuant to Rule 144, as promulgated under the Securities Act of 1933, as amended.

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

GTX CORP

Date: May 13, 2011	By:	/s/ MURRAY WILLIAMS
Murray Williams,
Chief Financial Officer (Principal Financial Officer)

Date: May 13, 2011	By:	/s/ PATRICK BERTAGNA
Patrick Bertagna,
Chief Executive Officer