Form 10-Q
period 2011-06-30
GTX CORP
filed 2011-08-15
CIK 1375793

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:    62,910,512 common shares issued and outstanding as of August 11, 2011

GTX CORP AND SUBSIDIARIES
For the quarter ended June 30, 2011
FORM 10-Q

PART I

ITEM 1.  FINANCIAL STATEMENTS

GTX CORP
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$341,372	$66,488
Accounts receivable, net	66,501	29,962
Inventory, net	194,628	87,069
Other current assets	19,505	14,220

Total current assets	622,006	197,739

Property and equipment, net	289,342	313,762
Other assets	10,972	10,972

Total assets	$922,320	$522,473

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$222,374	$177,811
Accounts payable and accrued expenses - related parties	119,253	150,951
Deferred revenues	124,722	54,939
Loan payable	37,500	-
Convertible promissory notes payable, net	11,584	22,660
Derivative liability	13,898	74,340
Total current liabilities	529,331	480,701

Total liabilities	529,331	480,701

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 2,071,000,000 shares authorized; 61,568,764 and 47,353,624 shares issued and outstanding at June 30, 2011 and December 31 , 2010, respectively	61,569	47,354
Additional paid-in capital	12,382,383	11,241,121
Accumulated deficit	(12,050,963)	(11,246,703)

Total stockholders’ equity	392,989	41,772

Total liabilities and stockholders’ equity	$922,320	$522,473

See accompanying notes to consolidated financial statements

GTX CORP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues	$118,320	$142,446	$254,568	$217,712

Cost of goods sold	85,229	64,288	183,336	101,112

Gross profit	33,091	78,158	71,232	116,600

Operating expenses
Salaries and professional fees	322,416	320,697	719,550	872,293
Research and development	3,070	18,199	4,049	40,475
General and administrative	71,447	90,276	139,698	185,675

Total operating expenses	396,933	429,172	863,297	1,098,443

Loss from operations	(363,842)	(351,014)	(792,065)	(981,843)

Other income (expense)
Derivative income	55,596	-	60,442	-
Gain on conversion of debt	6,348	-	9,552	-
Interest income	-	91	-	636
Interest expense	(32,699)	-	(82,190)	-

Total other income (expense)	29,245	91	(12,196)	636

Net loss	$(334,597)	$(350,923)	$(804,261)	$(981,207)

Weighted average number of common shares outstanding - basic and diluted	56,001,108	41,972,735	53,164,000	40,849,135

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

See accompanying notes to consolidated financial statements

GTX CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities
Net loss	$(804,261)	$(981,207)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	96,870	89,718
Discount on loan payable	10,000	-
Stock based compensation	305,787	313,150
Gain on conversion of debt	(9,552)	-
Amortization of debt discount	29,534	-
Change in fair value of derivative liability	(14,500)	-
Changes in operating assets and liabilities
Accounts receivable	(36,539)	(40,351)
Inventory	(107,559)	(53,208)
Other current assets	(5,285)	(173)
Accounts payable and accrued expenses	40,016	87,750
Accounts payable and accrued expenses-related parties	88,302	-
Deferred revenues	69,783	-

Net cash used in operating activities	(337,404)	(584,321)

Cash flows from investing activities
Purchase of property and equipment	(28,750)	(114,920)

Net cash used in investing activities	(28,750)	(114,920)

Cash flows from financing activities
Proceeds from loan payable, net	27,500	-
Proceeds from issuance of common stock	316,038	302,709
Proceeds from stock subscription	297,500	-

Net cash provided by financing activities	641,038	302,709

Net decrease in cash and cash equivalents	274,884	(396,532)

Cash and cash equivalents, beginning of period	66,488	454,667

Cash and cash equivalents, end of period	$341,372	$58,135

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$308	$-

Supplementary disclosure of noncash activities:
Issuance of common stock for development of Apps (Property & equipment)	$43,700	$16,000
Issuance of common stock for accrued wages	$120,000	$-
Issuance of common stock for conversion of notes payable	$77,000	$4,874

See accompanying notes to consolidated financial statements

GTX CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

1.           ORGANIZATION AND NATURE OF BUSINESS

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

2.           BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of GTX have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included.  Our operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2010, which are included in our Annual Report on Form 10-K, and the risk factors contained therein.

The consolidated financial statements reflect the accounts of GTX Corp and its wholly owned subsidiaries; Global Trek Xploration, LOCiMOBILE, Inc. and Code Amber News Service, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

Accounting Estimates
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

Recent Accounting Pronouncements
In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-4, which amends the Fair Value Measurements Topic of the Accounting Standards Codification to help achieve common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards.  ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU as required.  The ASU may affect the Company’s fair value disclosures, but will not affect the Company’s results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-5, which amends the Comprehensive Income Topic of the ASU.  The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011.  The Company will adopt the ASU as required.  The ASU will have no affect on the Company’s results of operations, financial condition or liquidity.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3.           RELATED PARTY TRANSACTIONS

In order to preserve cash for other working capital needs various members of management and Board Members have agreed to accrue portions of their salary since fiscal 2009.  As of June 30, 2011 and December 31, 2010, the Company owed $119,253 and $150,951, respectively for such accrued wages.

During January 2011, the Company entered into a $30,000 short-term loan payable agreement with one of its board members.  The loan carried an interest of 8% per annum and was due on April 25, 2011.  The loan was repaid in full on May 6, 2011.

4.           AETREX AGREEMENT

On December 22, 2010, we entered into an agreement (the “Aetrex Agreement”) with Aetrex Worldwide, Inc. (“Aetrex”) whereby Aetrex agreed to provide funds to the Company to pay for mold and production costs necessary to embed our GPS tracking device into certain footwear products manufactured and sold by Aetrex.  Accordingly, Aetrex provided $32,500 to the Company for the sole purpose of paying for mold costs relating to the production of the devices (“Mold Funds”).  The Mold Funds will be used to pay for the first 325 devices delivered to Aetrex.  In addition, pursuant to the Aetrex Agreement, Aetrex paid an additional $76,250 to the Company on January 24, 2011 to cover part of the deposit necessary to produce their initial order of 3,000 devices (“Production Funds”).  Both the Mold Funds and the Production Funds have been recorded as Deferred Revenue in the accompanying consolidated financial statements. The Production Funds will be used to pay for 750 devices, consisting of device numbers 326 through 1075 delivered to Aetrex.  In the event that pricing of the devices is less than contemplated at the time of the Aetrex Agreement (i.e., $100/unit), Aetrex shall receive a corresponding reduction and credit for monies owed for licensed products ordered.  In the event that the 1,075 devices are not delivered to Aetrex before July 24, 2011, Aetrex can give us a 10-day demand notice for the return of the Mold Funds and the Production Funds.  Aetrex has not given us such notice and is preparing to receive 1,500 devices in August 2011 and an additional 1,500 devices in September 2011.  On January 26, 2011, Aetrex issued a $197,000 letter of credit, originally expiring on July 30, 2011, for the benefit of the Company, and has extended the letter of credit to October 31, 2011.

5.           DEBT

Loan Payable
On May 17, 2011, the Company entered into an original issue discount loan agreement whereby we received $40,000 and we are required to make payments of $12,500 each on June 16, July 16, August 16 and September 16, 2011 (the “Loan Payable”).  The original issue discount totaling $10,000 was recorded as interest expense during the three months ended June 30, 2011.  The Loan Payable is secured by the Company’s equity line financing arrangement with Dutchess Opportunity Fund, II, LP (“Dutchess”).  In the event we do not have the funds available to pay the amount due on any designated pay date we are required to immediately instruct Dutchess to sell as many shares as are necessary in order to make such payment.  We paid both the June 16 and July 16, 2011 payments as scheduled without using the Dutchess equity line.

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

As of June 30, 2011, the lender had elected to convert the entire principal balance of the $45,000 note plus interest of $1,800 into 1,467,415 shares of common stock at conversion prices ranging from $0.0301 to $0.0338.

As of June 30, 2011 the lender elected to convert $32,000 of the principal balance of the $52,000 note into 580,172 shares of common stock at conversion prices ranging from $.0546 to $.0558.

In connection with the issuance of the Notes, the Company has applied the guidance of FASB ASC Topic No. 815-40. Accordingly, the conversion features are accounted for as derivative liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date.

The following table summarizes the convertible debt activity for the period from December 31, 2010 to June 30, 2011:

Description	Convertible Notes	Derivative Liability	Total

Fair value at December 31, 2010	$22,660	$74,340	$97,000
Amortization of debt discount	53,503	-	53,503
Change in fair value for the six months ended June 30, 2011	-	(60,442)	(60,442)
Conversions during period	(64,579)	-	(64,579)
Fair value at June 30, 2011	$11,584	$13,898	$25,482

The decrease in fair value of the derivative liability of $60,442 includes $14,500 of actual change in fair value and $45,942 of extinguishment associated with the debt conversions. The Company recorded a $9,552 gain associated with the conversions.

For the three and six months ended June 30, 2011 interest expense related to the convertible notes approximated $1,000 and $2,800, respectively.

6.           EQUITY

Common Stock
During the six months ended June 30, 2011, the Company issued 1,050,000 shares of common stock from the 2008 Equity Compensation Plan (the “2008 Plan”) to various members of management, employees and consultants as compensation for services rendered, the grant-date fair value of which was estimated at $58,905 and is expensed as stock based compensation in the accompanying consolidated statement of operations.  Additionally, 455,000 shares (valued at $27,450) and 705,000 shares (valued at $43,700) of common stock from the 2008 Plan were granted during the three and six months ended June 30, 2011 to a consultant for services related to the development of our mobile phone applications.   The value of these services is capitalized as Property and Equipment in the accompanying consolidated balance sheet and will be depreciated through cost of goods sold.

During the three and six months ended June 30, 2011, the Company issued 1,988,000 shares (valued at $109,160) and 3,168,000 shares (valued at $175,358) of common stock, respectively, subject to restrictions upon transfer pursuant to Rule 144, as promulgated under the Securities Act of 1933, as amended, to various members of management, employees and consultants as compensation for services rendered and accordingly, is expensed as stock based compensation in the accompanying consolidated statement of operations.  Additionally, a total of 2,400,000 shares (valued at $120,000) were issued during June 2011 to our Chief Executive Officer and Chief Operating Officer as payment for a portion of their salary that had been accrued since 2009 (See Note 4). During July 2010, 1,050,000 shares of common stock were issued to members of management and board members which contain repurchase rights whereby the Company retains the rights to acquire the shares from the stock recipients and such repurchase rights lapse ratably over twelve months at a rate of 1/12th per month beginning on July 31, 2010.  At the date of issuance, the shares were valued at par ($.001 per share) and recorded as an Other Current Asset in the accompanying consolidated financial statements. The related stock based compensation expense is recorded in conjunction with the monthly vesting based on the average stock price during the respective month.  Accordingly, during the three and six months ended June 30, 2011, $18,325 and $34,634, respectively, was expensed as stock based compensation expense.

In connection with the Company’s equity line financing arrangement with Dutchess, during the three and six months ended June 30, 2011, the Company sold to Dutchess 2,935,669 and 4,844,553 shares of common stock, respectively, at prices ranging from $0.050 - $0.0752 per share resulting in proceeds of approximately $206,000 and $316,000, respectively.

During June 2011, subscription agreements were received for the sale of 5,950,000 shares of common stock at $.05 per share (a total of $297,500) to 7 investors, including the Company’s Chief Financial Officer who purchased 200,000 of the shares of common stock.  As of June 30, 2011, the Company had received all of the proceeds relating to these subscription agreements.  We intend to issue the 5,950,000 shares in August 2011.  As of June 30, 2011, the proceeds relating to these subscription agreements is included in Additional Paid-in Capital in the accompanying consolidated financial statements.

Common Stock Warrants
Since inception, the Company has issued warrants to purchase shares of the Company’s common stock to shareholders, consultants and employees as compensation for services rendered.

A summary of the Company’s warrant activity and related information for the six months ended June 30, 2011 is provided below:

		Number of
	Exercise Price	Warrants

Outstanding and exercisable at December 31, 2010	$0.40 – 1.50	3,201,750
Warrants exercised		-
Warrants granted		-
Warrants expired	$1.50	(1,930,750)
Outstanding and exercisable at June 30, 2011	$0.40	1,271,000

Stock Warrants as of June 30, 2011
Exercise	Warrants	Remaining	Warrants
Price	Outstanding	Life (Years)	Exercisable

$0.40	1,271,000	2.04	1,271,000
	1,271,000		1,271,000

Common Stock Options
During the three and six months ended June 30, 2011, the Company recorded compensation expense related to options granted under the 2008 Equity Compensations Plan (the “2008 Plan”) of $915 and $36,915, respectively.
No stock options were granted during the six months ended June 30, 2011.

The 2008 Plan provides for the issuance of a maximum of 7,000,000 shares of which, after adjusting for estimated pre-vesting forfeitures, approximately 133,000 were still available for issuance as of June 30, 2011.

Stock option activity under the 2008 Plan for the six months ended June 30, 2011 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Grant Date Fair Value
Outstanding at December 31, 2010	2,915,500	$0.34	2.23	$458,201
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options cancelled/ forfeited/ expired	(133,418)	-	-	(110,309)
Outstanding at June 30, 2011	2,782,082	$0.27	1.99	$347,892

Exercisable at June 30, 2011	2,726,836	$0.27	1.68	$344,656

As of June 30, 2011, after adjusting for estimated pre-vested forfeitures, there was approximately $3,000 of unrecognized compensation cost related to unvested stock options which is expected to be recognized monthly over the next 10 months.  The Company intends to issue new shares to satisfy share option exercises.

Share-Based Compensation Payments
Total non-cash compensation expense related to the issuance of stock, warrants, and options was as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Stock compensation	$127,486	$10,075	$268,872	$139,795
Options compensation	915	67,634	36,915	173,355

	$128,401	$77,709	$305,787	$313,150

7.           COMMITMENTS & CONTINGENCIES

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

In January 2011, a lawsuit was filed against the Company by a former independent contractor who claims we owe him $16,250 for services rendered during 2008 and 2009.  We contend that the independent contractor was paid in full for the services rendered and no additional funds are due to the former independent contractor.  In February 2011 we filed a demurrer to the complaint and in June, 2011 we filed a demurrer to the amended complaint.  We intend to defend this case vigorously.  The outcome of the lawsuit is not expected to have a material impact on the Company’s financial condition or operations and accordingly, there has been no accrual for potential loss included in the accompanying consolidated financial statements.

A lawsuit was filed against the Company in 2009 by a former consultant who claims we owe $23,912 plus interest and attorney fees for services rendered during 2009.  We contend that the services in question were not performed, not approved or not delivered and accordingly, no additional funds are due to the former consultant.  We have countersued the former consultant and continue to defend this case vigorously.  The outcome of the lawsuit is not expected to have a material impact on the Company’s financial condition or operations and accordingly, there has been no accrual for potential loss included in the accompanying consolidated financial statements.

8.           SUBSEQUENT EVENTS

Subsequent to June 30, 2011, the Company issued 750,000 shares of common stock to various contractors and consultants as compensation for services rendered, the grant-date fair value of which was estimated at $55,500.  Such shares are subject to restrictions upon transfer pursuant to Rule 144, as promulgated under the Securities Act of 1933, as amended.  Additionally, the Company issued 130,000 shares of common stock from the 2008 Equity Compensation Plan to a consultant for services related to the development of our mobile phone applications and accordingly, the value will be capitalized as Property and Equipment and depreciated through cost of goods sold.  The grant-date fair value of the shares was estimated at $10,400.

During July 2011 the lender of our convertible debt elected to convert the remaining $20,000 of the $52,000 convertible promissory note plus $2,080 of interest payable into 461,748 shares of common stock at a conversion price of approximately $0.0478, resulting in the December 16, 2010 promissory note being extinguished in full.

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

Operations

GTX Corp provides various interrelated and complimentary products and services in the Personal Location Services marketplace. We currently conduct our operations through three wholly-owned subsidiaries that operate in related sectors of the personal location-based market.  In general our subsidiaries consist of the following:

•
Our subsidiary, Global Trek Xploration (“GTX California”), offers a GPS and cellular location platform that enables subscribers to track in real time the whereabouts of people, pets or high valued assets through a miniaturized transceiver module, wireless connectivity gateway, middleware and viewing portal.  On March 18, 2010, GTX California entered into a four-year agreement with Aetrex Worldwide, Inc. (“Aetrex”) pursuant to which we granted Aetrex the licensing rights to our end to end patented two way GPS platform and embed our GPS tracking device into certain footwear products manufactured and sold by Aetrex.   Aetrex Worldwide, Inc. is a global leader in pedorthic footwear and foot orthotics.   Aetrex has certain exclusive and non-exclusive rights under this agreement.  In order to retain its exclusive rights, Aetrex must purchase 156,000 devices from us over the four-year period commencing on the date that we ship to Aetrex the first production order of devices as follows: 6,000 GPS tracking devices in the first year, 25,000 devices during the second year, 50,000 during the third year, and 75,000 devices during the fourth year.  On June 30, 2010, Aetrex issued its first purchase order for 3,000 devices, which we expect to ship to Aetrex in the third quarter of 2011. The end-users of the GPS enabled Aetrex shoes, expected to be predominately seniors afflicted with dementia, will be required to pay us a monthly service fee, a portion of which will be shared with Aetrex.  The Aetrex shoe is scheduled to be released in the third quarter of 2011.

On May 28, 2010, the Company entered into a three year agreement with Midnite Air Corp (“MNX”) granting MNX the exclusive rights to the GPS tracking platform for use in the transportation of high valued assets.  In order to retain exclusive rights, MNX must purchase a minimum of 15,000 devices over the three year term at 5,000 per year and activate each device with a monthly monitoring subscription.  Each device shipped will automatically be activated within 90 days of receipt with a monthly data monitoring and connectivity subscription fee.  We have completed the integration process between the GTX tracking platform and the MNX backend customer service portal, delivered 40 devices to MNX and activated the monthly monitoring as of August 11, 2011.  MNX must purchase an additional 4,960 devices before May 3, 2012 in order to retain their exclusive rights.

During 2010, the Company also signed two international licensing agreements, with Tracking Central in Australia and with Peace of Mind in Mexico, expanding its international distribution channels.

•
Our LOCiMOBILE, Inc. subsidiary has developed, and launched smart-phone mobile applications (“Apps”) for the iPhone, iPad, Android, BlackBerry and other GPS enabled handsets and tablets that permit authorized users to locate and track the movement of the holder of the handset.  Our 17 Apps, that run on six different platforms (including iPhone, BlackBerry and Google Android), have experienced over 1,030,000 downloads in 117 countries with two of our Apps in the iTunes top 25 social networking category, reaching number seven on the downloads list, number two on the highest grossing list and iTunes “What’s Hot” list.  There are currently several new Apps in development and scheduled for release in the third quarter of 2011. These include a series of applications that will be geared for the enterprise user, by offering “private label” versions of our popular consumer apps to companies looking for a more personalized and secure method of keeping track of their employees. In addition, the Company will expand into proximity marketing and begin to leverage its global user base. Our roadmap also consists of further development of additional applications for the iPad and other tablets and TV’s, and more applications for the iPhone, BlackBerry and Google Android operating systems, all of which are expected to further contribute to our user base community, the value of our brand, and revenue increases from App sales, monthly subscriptions and advertising.  LOCiMOBILE has created 9 new videos that have been posted on YouTube, is formulating 2 new strategic alliances with signed contracts expected to close in the 3rd quarter and is entering the gaming and entertainment category looking to expand its user base and demographics.

•
Our Code Amber News Service, Inc. (“CANS”) subsidiary is a U.S. and Canadian syndicator and content provider of all state Amber Alerts (public notifications of child abductions) and missing person alerts.  Additionally, CANS markets and sells the patent pending electronic medical Code Amber Alertag and has recently signed up dozens of online affiliates and channel partners with a current total of 290 affiliates in 61 countries and 25 active fundraising organization throughout the United States that are selling the Alertag.  The Alertag comes with an annual $19.95 subscription based model and compliments the overall GTX business model of providing peace of mind and personal location solutions to the masses.  Code Amber recently formed an alliance with Lifespire, Inc., a nonprofit organization dedicated to helping developmentally disabled individuals reach their life’s aspirations.  LifeSpire is working on a new version of the Code Amber Alertag which will help accelerate the treatment and care of those in need, and potentially save thousands of lives.  LifeSpire informed us that their initial 400 unit test order was successful and that they plan to place another order in the 3rd quarter of 2011.

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

In addition, based on the successful soft launch of the MNX product, the Company is planning to expand into Europe and is securing office space in the UK to better support the global needs of MNX and Aetrex. The Company has brought on 3 advisors in the region to advance our wireless carrier relationships, expand our mobile apps presence in the European app stores and to establish licensing partners for the GTX backend monitoring platform.  Australia, New Zealand, China, Canada and Israel are also being explored as potential launch markets in 2012.

Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report.

Second Quarter of 2011 Compared to Second Quarter of 2010

	Three Months Ended June 30,				Dollar Variance	% Variance
	2011		2010
	$	% of Revenues	$	% of Revenues	Favorable (Unfavorable)

Revenues	$118,320	100%	$142,446	100%	$(24,126)	(17)%
Cost of goods sold	85,229	72%	64,288	45%	(20,941)	(33)%
Net profit	33,091	28%	78,158	55%	(45,067)	(58)%

Salaries and professional fees	322,416	272%	320,697	225%	(1,719)	(1)%
Research and development	3,070	3%	18,199	13%	15,129	83%
General and administrative	71,447	60%	90,276	63%	18,829	21%
Operating expenses	396,933	335%	429,172	301%	32,239	8%

Loss from operations	(363,842)	(307)%	(351,014)	(246)%	(12,828)	(4)%
Other income (expense), net	29,245	25%	91	-%	29,154	32,037%
Net loss	$(334,597)	(282)%	$(350,923)	(246)%	$16,326	5%

Revenues

The decrease in our revenues during the second quarter of 2011 is primarily due to a $49,000 or 46% decrease in our Application revenues in comparison to the second quarter of 2010.   This decrease is due to a decrease in the number of paid for Apps released in 2011 compared to 2010.  A large portion of subscriber downloads of our Apps in 2011 relate to upgrades to current subscriptions, which upgrades are provided free of charge.   During the second quarter of 2011 we continued to recognize revenue from our agreements with Aetrex and MNX, hardware product sales, portal software licensing, monthly subscriptions, Code Amber annual news feed subscriptions, points of display sponsorships and the sale of Code Amber Alertags.  We expect that revenues will increase during the third quarter of 2011 with the release of the Aetrex shoe, the continued sales of devices and monthly monitoring services to MNX, the continued sales of smart-phone Apps along with the introduction of new Apps, and continued Code Amber Alertag sales.

Cost of goods sold

The increase in cost of goods sold as a percentage of revenues during the second quarter of 2011 is primarily attributable to costs incurred in generating new business for our portal services, as well as costs associated with implementing the Aetrex agreement.  Additionally, included in cost of goods sold is the depreciation on the capitalized costs of the Apps, which increased by approximately $14,000 or 65% in comparison to the second quarter of 2010 due to the continued development of our Apps.

Salaries and professional fees

Salaries and professional fees during the second quarter of 2011 stayed relatively unchanged compared to the same 2010 period.  Near the end of fiscal 2009, we implemented numerous cost cutting efforts, including reductions in staff and management positions, in response to the downturn in the U.S. and global economy.  These reductions have remained in place and we continue to keep the current workforce at the minimum level necessary to maintain operations.  Professional fees consist primarily of costs attributable to consultants and contractors who primarily spend their time on sales, marketing and the development of technology; legal fees relating to general corporate matters and our patent applications; and accounting expenses. We anticipate that operations will increase during the third quarter of 2011 primarily from the release of the Aetrex shoe and the continued sale of devices to MNX.  Accordingly, we may have to increase our workforce, increase the amount of wages and benefits we pay, and increase the utilization of consultants and contractors in the future as the economy recovers from the setbacks caused by the crisis in the global markets.

Research and development

Research and development expense during the second quarter of 2011 decreased 83% in comparison to the comparable 2010 period because we have moved substantially out of the development stage into the sales stage, including sales of our LOCiMOBILE® Apps, our GPS tracking devices and our Location Data Center monitoring portal.

General and administrative

General and administrative expenses consist primarily of corporate administrative costs, depreciation, occupancy costs, insurance and travel and entertainment.  General and administrative expenses during the second quarter of 2011 decreased 21% in comparison to the comparable period in 2010 due primarily to reductions in depreciation expense and website maintenance, as well as the implementation of various general cost cutting measures.

Other Income (Expense), net

Other income (expense), net for the second quarter of 2011 is primarily attributable to discount amortization, derivative income and the gain on conversion of our convertible promissory notes. The derivative income represents the net unrealized (non-cash) change during the period in the fair value of our derivative liabilities related to embedded derivatives in our convertible promissory notes that have been bifurcated and accounted for separately.  Additionally, during the second quarter of 2011, a lender converted $65,808 of our convertible promissory notes (including interest of approximately $2,000) resulting in a gain on conversion of approximately $6,000.  The financial instruments that resulted in the derivative liability and debt discounts were not in place during the second quarter of 2010.  Interest income generated during the same period in 2010 was minor and related to interest earned on money market accounts.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

	Six Months Ended June 30,				Dollar Variance	% Variance
	2011		2010
	$	% of Revenues	$	% of Revenues	Favorable (Unfavorable)

Revenues	$254,568	100%	$217,712	100%	$36,856	17%
Cost of goods sold	183,336	72%	101,112	46%	(82,224)	(81)%
Net profit	71,232	28%	116,600	54%	(45,368)	(39)%

Salaries and professional fees	719,550	283%	872,293	401%	152,743	18%
Research and development	4,049	1%	40,475	19%	36,426	90%
General and administrative	139,698	55%	185,675	85%	45,977	25%
Operating expenses	863,297	339%	1,098,443	505%	235,146	21%

Loss from operations	(792,065)	(311)%	(981,843)	(451)%	189,778	(19)%
Other income (expense), net	(12,196)	(5)%	636	-%	(12,832)	(2,018)%
Net loss	$(804,261)	(316)%	$(981,207)	(451)%	$176,946	(18)%

Revenues

Revenues during the first six months of 2011 increased 17% as compared to the same period in 2010 primarily because of an increase in revenues generated from our licensing agreements with Aetrex and MNX.  In addition to approximately $125,000 in revenues generated from the sale of our Apps, we continued to generate revenues from the Aetrex agreement, the promotion of our portal services, hardware product sales, portal software licensing, monthly subscriptions, Code Amber annual news feed subscriptions, points of display sponsorships and the sale of Code Amber Alertags.  We expect that revenues will increase during the third quarter of 2011 with the release of the Aetrex shoe and the continued sale of devices to MNX.

Cost of goods sold

The increase in cost of goods sold as a percentage of revenues during the first six months of 2011 is primarily attributable to costs incurred in generating new business for our portal services, as well as, costs associated with the Aetrex agreement.  Additionally, included in cost of goods sold is the depreciation on the capitalized costs of the Apps, which increased by approximately $32,000 or 82% in comparison to the first six months of 2010 due to the continued development of our Apps.

Salaries and professional fees

Salaries and professional fees during the first six months of 2011 decreased 18% compared to the same 2010 period.  The decrease is primarily due to reductions in staffing in order to preserve cash, as well as cost cutting efforts we implemented in response to the downturn in the U.S. and global economy.  Professional fees consist primarily of costs attributable to consultants and contractors who primarily spend their time on sales, marketing and the development of technology; legal fees relating to general corporate matters and our patent applications; and accounting expenses. We anticipate that operations will increase during the third quarter of 2011 primarily from the release of the Aetrex shoe and the continued sale of devices to MNX.  Accordingly, we may have to increase our workforce, increase the amount of wages and benefits we pay, and increase the utilization of consultants and contractors in the future.

Research and development

Research and development expense during the first six months of 2011 decreased 90% in comparison to the same 2010 period because we have moved substantially out of the development stage for all of our products, including our LOCiMOBILE® Apps, our GPS tracking devices and our Location Data Center tracking portal.

General and administrative

General and administrative expenses consist primarily of corporate administrative costs, depreciation, occupancy costs, insurance and travel and entertainment.  General and administrative expenses during the first six months of 2011 decreased 25% in comparison to the same period in 2010 due primarily to reductions in depreciation expense and website maintenance, as well as, the implementation of various general cost cutting measures.

Other Income (Expense), net

Other income (expense), net for the first six months of 2011 is primarily attributable to discount amortization, derivative income and the gain on conversion of our convertible promissory notes. The derivative income represents the net unrealized (non-cash) change during the period in the fair value of our derivative liabilities related to embedded derivatives in our convertible promissory notes that have been bifurcated and accounted for separately.  Additionally, during the first six months of 2011, a total of $78,808 of our convertible promissory notes (including interest of approximately $2,000) were converted, resulting in a gain on conversion of approximately $14,000.  The financial instruments that resulted in the derivative liability and debt discounts were not in place during the first six months of 2010.  Interest income generated during the same period in 2010 was minor and related to interest earned on money market accounts.

Liquidity and Capital Resources

As of June 30, 2011, we had approximately $341,000 of cash and cash equivalents, and working capital of approximately $93,000 compared to approximately $66,000 of cash and cash equivalents and a working capital deficit of approximately $283,000 as of December 31, 2010.

During the six months ended June 30, 2011 our net loss decreased to approximately $804,000 compared to a net loss of approximately $981,000 for the same 2010 period.  Net cash used in operating activities was approximately $337,000 for the first six months of 2011 compared to $584,000 during the same 2010 period.  The decrease in cash used in operating activities is primarily attributable to an increase in the use of stock, rather than cash, to pay consultants and employees, the accrual of management’s salaries, a reduction in our support staff, and reductions in amounts paid for accounting and legal services during the period.

Net cash used in investing activities during the six months ended June 30, 2011 and 2010 was approximately $29,000 and $115,000, respectively and consisted primarily of payments for the development of our LOCiMOBILE® products, which payments were capitalized.

Net cash provided by financing activities during the six months ended June 30, 2011 and 2010 was approximately $641,000 and $303,000, respectively and primarily consists of proceeds received from the sale of shares from the Equity Line financing agreement and $297,500 from the June 2011 subscription agreements.  During the first six months of 2011, we sold 4,844,553 shares of common stock to Dutchess at prices ranging from $0.050 - $0.0752 per share under our Equity Line, resulting in proceeds of approximately $316,000.  .

Because revenues from our operations have, to date, been insufficient to fund our working capital needs, we currently rely on the cash we receive from our financing activities as well as the common stock line of credit we entered into with Dutchess to fund our capital expenditures and to support our working capital requirements.   Since we entered into the Investment Agreement with Dutchess in November 2009 in connection with the Equity Line, we have sold to Dutchess 7,183,389 shares of our common stock (at prices ranging from $0.1763 - $.050 per share) for net proceeds of approximately $614,000. We anticipate that we will continue to, from time to time, draw on the Equity Line to provide additional funding.  The amount of such funding will depend upon our needs and the amount that is available to us under the Equity Line.  In the event that we do not generate the amount of revenues that we anticipate, or if our expenses exceed our budgeted amounts, we may need to increase our use of the Equity Line.  No assurance can be given that we will be able to obtain sufficient funds under the Equity Line to fund our expected working capital deficits.

On December 16, 2010 and September 14, 2010, in order to fund our working capital needs, we received loans from a third-party in the principal amounts of $52,000 and $45,000, respectively (the “Loans”).  The Loans bore interest at 8% per annum with maturity dates of September 20, 2011 and June 15, 2011, respectively, and were convertible into shares of our common stock.  On March 23, 2011, the lender converted $13,000 of the principal balance of the $45,000 note into 384,615 shares of common stock at a conversion price of $.0338 per share.  During April 2011, the lender converted the remaining balance of $32,000 plus $1,800 of accrued interest on the $45,000 note into 1,082,800 shares of common stock at conversion prices ranging from $.0301 to $.0321 per share.  During June 2011, the lender converted $32,000 of the principal balance of the $52,000 note into 580,172 shares of common stock at conversion prices of approximately $.055 per share.  During July 2011, the lender converted the remaining balance of $20,000 plus $2,080 of accrued interest on the $52,000 note into 461,748 shares of common stock at conversion prices of approximately $.048 per share. Accordingly, as of July 6, 2011, both Loans are paid in full.

On May 17, 2011, the Company entered into a $50,000 original issue discount loan agreement whereby we received $40,000 and we are required to make payments of $12,500 each on June 16, July 16, August 16 and September 16, 2011.  The original issue discount totaling $10,000 was recorded as interest expense during the three months ended June 30, 2011.  The Loan Payable is secured by the Company’s equity line financing arrangement with Dutchess.  In the event we do not have the funds available to pay the amount due on any designated pay date we are required to immediately instruct Dutchess to sell as many shares as are necessary in order to make such payment.  We paid both the June 16 and July 16, 2011 payments as scheduled without using the Dutchess equity line.

We are currently a party to two licensing agreements (Aetrex and MNX), two international distributor agreements, and two separate platform test agreements for the development and release of additional products.  Based on the anticipated release of the products pursuant to the licensing agreements, the orders and subscription revenues from our international partners and the development and testing of the products that are currently the subject of platform test agreements, and on the early results of those tests, we currently anticipate that we will generate revenues from both of the licensing agreements, at least one of the platform test agreements and all three of our current international distributors during 2011.  However, we currently expect to incur continued losses until these and our other revenue initiatives collectively generate substantial revenues.  Revenues from these sources are expected to be realized during the course of 2011.  However, no assurance can be given that our current contractual arrangements and the revenues from device sales, subscriptions, Alertags, software licensing or our smart phone or tablet Apps will be sufficient to fund our working capital needs by the end of calendar year 2011.

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
•
Revenues derived from product sales and the licensing of our technology, the sale of GPS enable shoes in conjunction with the Aetrex Licensing Agreement, sales to MNX, the sales of the LOCiMobile® applications for GPS enabled handsets, and advertising sales from CANS.

As noted above, based on budgeted revenues and expenditures, planned sales of stock, proceeds from the Equity Line, the use of stock to pay for services and other measures to preserve cash, we believe that we will have sufficient liquidity to satisfy our operating cash requirements for the next twelve months.   However, we expect that unless our sales increase significantly, we will need to raise additional funds during the remainder of 2011.  The sale of additional equity securities will result in additional dilution to our existing stockholders. Sale of debt securities could involve substantial operational and financial covenants that might inhibit our ability to follow our business plan.  Additional financing may not be available in amounts or on terms acceptable to us or at all.   We may draw on the Equity Line from time to time at our option over a three year period by selling to Dutchess either (a) 200% of the average daily volume (U.S. market only) of the common stock for the three (3) trading days prior to the date of delivery of the applicable put notice, multiplied by the average of the closing prices for such trading days, or (b) any other specified amount, up to $500,000.  If we are unable to obtain additional financing (through the Equity Line, or otherwise), we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our financial conditions and operating results.

Since inception in 2002, we have generated significant losses (as of June 30, 2011, we had an accumulated deficit of approximately $12,051,000), and we currently expect to incur continued losses until our revenue initiatives collectively generate substantial revenues.  Depending on our current contractual arrangements and the revenues from our new LOCiMOBILE® applications, we currently anticipate that our losses will continue until at least the end of calendar year 2011.  We are subject to many risks associated with small and growing businesses, including the above-discussed risks associated with the ability to raise capital. Please see the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2010 for more information regarding risks associated with our business.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months and six months ended June 30, 2011, we issued 4,388,000 and 5,568,000 shares of common stock, respectively to various consultants, members of management and board members, at prices ranging from $0.050 to $0.085 per share, as compensation for services rendered, the grant-date fair value of which was approximately $229,000 and $295,000, respectively. Subsequent to June 30, 2011, 750,000 shares of common stock were issued to a total of five consultants, at $0.074 per share, as compensation for services rendered, the grant-date fair value of which was estimated at $55,500. The foregoing shares were issued in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

In connection with the conversion of a $45,000 Convertible Promissory Note, we issued 1,467,415 shares of common stock, at conversion prices ranging from $.0301 to $.0338 per share, to one lender during March and April 2011.  In connection with the conversion of a $52,000 Convertible Promissory Note, we issued 1,041,920 shares of common stock, at conversion prices ranging from $.0467 to $.0558 per share, to the same lender during June and July 2011.  The foregoing shares were issued to a single accredited investor in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

           None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           None.

ITEM 5.  OTHER INFORMATION.

           None

ITEM 6.  EXHIBITS.

(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTX CORP

Date: August 11, 2011	By:	/s/ MURRAY WILLIAMS
Murray Williams,
Chief Financial Officer (Principal Financial Officer)

Date: August 11, 2011	By:	/s/ PATRICK BERTAGNA
Patrick Bertagna,
Chief Executive Officer