Form 10-Q
period 2011-09-30
GTX CORP
filed 2011-11-03
CIK 1375793

FORM 10-Q UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2011
OR
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:    69,664,762 common shares issued and outstanding as of November 2, 2011

GTX CORP AND SUBSIDIARIES
For the quarter ended September 30, 2011
FORM 10-Q

PART I

ITEM 1.  FINANCIAL STATEMENTS

GTX CORP
CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$22,075	$66,488
Accounts receivable, net	212,790	29,962
Inventory, net	54,018	87,069
Other current assets	29,278	14,220

Total current assets	318,161	197,739

Property and equipment, net	267,163	313,762
Other assets	10,972	10,972

Total assets	$596,296	$522,473

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$205,361	$177,811
Accounts payable and accrued expenses - related parties	129,983	150,951
Deferred revenues	31,671	54,939
Loan payable	20,000	-
Convertible promissory notes payable, net	-	22,660
Derivative liability	-	74,340
Total current liabilities	387,015	480,701

Total liabilities	387,015	480,701

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 2,071,000,000 shares authorized; 69,664,762 and 47,353,624 shares issued and outstanding at September 30, 2011 and December 31 , 2010, respectively	69,666	47,354
Additional paid-in capital	12,550,121	11,241,121
Accumulated deficit	(12,410,506)	(11,246,703)

Total stockholders’ equity	209,281	41,772

Total liabilities and stockholders’ equity	$596,296	$522,473

See accompanying notes to consolidated financial statements

GTX CORP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues	$367,960	$105,123	$622,528	$322,837

Cost of goods sold	346,688	55,058	530,024	156,170

Gross profit	21,272	50,065	92,504	166,667

Operating expenses
Salaries and professional fees	322,757	419,619	1,042,071	1,297,662
Research and development	2,320	27,162	6,369	58,400
General and administrative	61,149	66,112	201,086	255,276

Total operating expenses	386,226	512,893	1,249,526	1,611,338

Loss from operations	(364,954)	(462,828)	(1,157,022)	(1,444,671)

Other income (expense)
Derivative income	13,898	-	74,340	-
Gain on conversion of debt	-	-	9,552	-
Interest income (expense), net	(8,483)	-	(90,673)	636

Total other income (expense)	5,415	-	(6,781)	636

Net loss	$(359,539)	$(462,828)	$(1,163,803)	$(1,444,035)

Weighted average number of common shares outstanding - basic and diluted	65,724,129	44,683,644	57,396,718	42,141,350

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

See accompanying notes to consolidated financial statements

GTX CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net loss	$(1,163,803)	$(1,444,035)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	147,597	134,151
Discount on loan payable	10,000	-
Stock based compensation	429,970	504,785
Gain on conversion of debt	(9,552)	-
Amortization of debt discount	24,051	-
Change in fair value of derivative liability	(14,500)	-
Changes in operating assets and liabilities
Accounts receivable	(182,828)	(29,044)
Inventory	33,051	(53,079)
Other current assets	(15,058)	12,390
Other assets	-	(513)
Accounts payable and accrued expenses	25,082	131,453
Accounts payable and accrued expenses-related parties	99,032	-
Deferred revenues	(23,267)	-

Net cash used in operating activities	(640,225)	(743,892)

Cash flows from investing activities
Purchase of property and equipment	(39,450)	(119,240)

Net cash used in investing activities	(39,450)	(119,240)

Cash flows from financing activities
Proceeds from loan payable, net	10,000	45,000
Proceeds from issuance of common stock	625,262	382,658

Net cash provided by financing activities	635,262	427,658

Net decrease in cash and cash equivalents	(44,413)	(435,474)

Cash and cash equivalents, beginning of period	66,488	454,667

Cash and cash equivalents, end of period	$22,075	$19,193

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$308	$-

Supplementary disclosure of noncash activities:
Issuance of common stock for development of Apps (Property & equipment)	$61,548	$85,300
Issuance of common stock for other current assets	-	$38,249
Issuance of common stock for accrued wages	$120,000	$-
Issuance of common stock for conversion of notes payable	$97,000	$-

See accompanying notes to consolidated financial statements

GTX CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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

2.           BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of GTX have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included.  Our operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2010, which are included in our Annual Report on Form 10-K, and the risk factors contained therein.

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

3.           RELATED PARTY TRANSACTIONS

In order to preserve cash for other working capital needs, various members of management and Board Members have agreed to accrue portions of their salary since fiscal 2009.  As of September 30, 2011, the Company owed $129,983 for such accrued wages.

During January 2011, the Company entered into a $30,000 short-term loan payable agreement with one of its board members. The loan carried an interest of 8% per annum and was due on April 25, 2011. The loan was repaid in full on May 6, 2011.

During August 2011, the Company entered into two separate short-term loan payable agreements for $30,000 and $5,000 each, with one of its board members and the Company’s former CFO, respectively.  The loans bear interest at 8% per annum and are due on November 25, 2011.  A $15,000 payment was made on the $30,000 loan during September 2011.

4.           AETREX AGREEMENT

During September 2011, the Company delivered its first shipment of approximately 3,000 GPS tracking devices  to Aetrex Worldwide, Inc. (“Aetrex”) in accordance with its license agreement dated March 18, 2010 (the “License Agreement”). Under the License Agreement we granted Aetrex the right to embed our GPS tracking device into certain footwear products manufactured and sold by Aetrex (the “GPS Shoe”).  The License Agreement stipulates a one year warranty from the date of product acceptance by Aetrex.  Based on management’s estimates, no accrual for warranty liability is necessary as of September 30, 2011.  With the shipment of devices for the first 3,000 GPS Shoes, we recognized $108,750 of previously deferred revenue related to an agreement with Aetrex dated December 22, 2010 (the “Aetrex Agreement”). In accordance with the Aetrex Agreement, Aetrex had provided funds totaling $108,750 to the Company to pay for mold and production costs (“Mold and Production Funds”) necessary to embed our GPS tracking device into certain footwear products.  The Mold and Production Funds were applied to Aetrex’s payment for the first 1,075 devices shipped. In addition to the recording of the deferred revenue, during the three months ended September 30, 2011, we recognized approximately $200,000 of revenues relating to the shipment of the remaining GPS Shoes.  As of September 30, 2011, a receivable totaling approximately $161,000 for the remaining balance owed on the GPS Shoes was included in the accompanying consolidated balance sheet.

5.           DEBT

Loan Payable
On May 17, 2011, the Company entered into an original issue discount loan agreement whereby we received $40,000 and we are required to make payments of $12,500 each on June 16, July 16, August 16 and September 16, 2011 (the “Loan Payable”).  The original issue discount totaling $10,000 was recorded as interest expense during the three months ended June 30, 2011.  The Loan Payable is secured by the Company’s equity line financing arrangement with Dutchess Opportunity Fund, II, LP (“Dutchess”).  In the event we do not have the funds available to pay the amount due on any designated pay date we are required to immediately instruct Dutchess to sell as many shares as are necessary in order to make such payment.  As of September 30, 2011, the Loan Payable had been paid in full.

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

Commencing on March 23, 2011 and continuing to July 6, 2011, the lender converted the principal balance of the Loans plus interest of approximately $4,000 into a total of 2,509,335 shares of common stock at conversion prices ranging from $0.0301 to $0.0558.   As of September 30, 2011, both Notes were extinguished in full, leaving the Company with no outstanding convertible debt.

In connection with the issuance of the Notes, the Company has applied the guidance of FASB ASC Topic No. 815-40. Accordingly, the conversion features are accounted for as derivative liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date.

The following table summarizes the convertible debt activity for the period from December 31, 2010 to September 30, 2011:

Description	Convertible Notes	Derivative Liability	Total

Fair value at December 31, 2010	$22,660	$74,340	$97,000

Amortization of debt discount	74,340	-	74,340
Change in fair value for the nine months ended September 30, 2011	-	(74,340)	(74,340)
Conversions during period	(97,000)	-	(97,000)
Fair value at September 30, 2011	$-	$-	$-

The decrease in fair value of the derivative liability of $74,340 includes $14,500 of actual change in fair value and $59,840 of extinguishment associated with the debt conversions. The Company recorded a gain of approximately $10,000 associated with the conversions.

For the nine months ended September 30, 2011 interest expense related to the convertible notes approximated $2,800.

6.           EQUITY

Common Stock
During the nine months ended September 30, 2011, the Company issued 1,050,000 shares of common stock from the 2008 Equity Compensation Plan (the “2008 Plan”) to various members of management, employees and consultants as compensation for services rendered, the grant-date fair value of which was estimated at $58,905 and is expensed as stock based compensation in the accompanying consolidated statement of operations.  Additionally, 228,000 shares (valued at $17,848) and 933,000 shares (valued at $61,548) of common stock from the 2008 Plan were granted during the three and nine months ended September 30, 2011 to a consultant for services related to the development of our mobile phone applications.   The value of these services is capitalized as Property and Equipment in the accompanying consolidated balance sheet and is depreciated through cost of goods sold.

During the three and nine months ended September 30, 2011, the Company issued 1,300,000 shares (valued at $96,200) and 4,468,000 shares (valued at $313,338) of common stock, respectively, subject to restrictions upon transfer pursuant to Rule 144, as promulgated under the Securities Act of 1933, as amended, to various members of management, employees and consultants as compensation for services rendered and accordingly, is expensed as stock based compensation in the accompanying consolidated statement of operations.  Additionally, a total of 2,400,000 shares (valued at $120,000) were issued during June 2011 to our Chief Executive Officer and Chief Operating Officer as payment for a portion of their salary that had been accrued since 2009 (See Note 4). During July 2010, 1,050,000 shares of common stock were issued to members of management and board members which contain repurchase rights whereby the Company retains the rights to acquire the shares from the stock recipients and such repurchase rights lapse ratably over twelve months at a rate of 1/12th per month beginning on July 31, 2010.  At the date of issuance, the shares were valued at par ($.001 per share) and recorded as an Other Current Asset in the accompanying consolidated financial statements. The related stock based compensation expense is recorded in conjunction with the monthly vesting based on the average stock price during the respective month.  Accordingly, during the three and nine months ended September 30, 2011, $7,146 and $41,780, respectively, was expensed as stock based compensation expense.

In connection with the Company’s equity line financing arrangement with Dutchess, during the three and nine months ended September 30, 2011, the Company sold to Dutchess 156,250 and 5,000,803 shares of common stock, respectively, at prices ranging from $0.050 - $0.0752 per share resulting in proceeds of approximately $11,750 and $327,750, respectively. As of September 30, 2011, Dutchess had not yet paid for 156,250 shares of common stock sold to them. Accordingly, an Equity Line Receivable from Dutchess is included as Other Current Assets in the accompanying consolidated financial statements for $11,750 at September 30, 2011.  The shares were subsequently paid for on October 6, 2011.

Registration Statement
During June 2011, we received proceeds totaling $297,500 from seven accredited investors for an aggregate of 5,950,000 units in a private placement.   Included with the investors is the Company’s former Chief Financial Officer who purchased 200,000 of units. The foregoing units consisted of 5,950,000 shares of our common stock and warrants (See “Common Stock Warrants” below) to purchase additional shares of common stock that were granted to the investors during August 2011.  On October 3, 2011 the Company filed a Form S-1 registration statement (the “Registration Statement”) with the Securities and Exchange Commission (“SEC”) to register 11,670,000 shares of our common stock for resale by the investors, of which 5,950,000 shares are currently outstanding and were issued to certain of the investors in the private placement.  The remaining 5,720,000 shares included in the Registration Statement represent the estimated maximum number of shares that may be issued to the investors upon the exercise of the warrants.  The warrants were also issued in private transactions.  On October 26, 2011, we filed Amendment No. 1 to the Registration Statement to include our counsel’s legal opinion as well as update the Registration Statement for subsequent events (see Note 8).  Amendment No. 1 to the Registration Statement was declared effective by the SEC on October 28, 2011.

Common Stock Warrants
Since inception, the Company has issued warrants to purchase shares of the Company’s common stock to shareholders, consultants and employees as compensation for services rendered and/or through private placements.

The 5,720,000 warrants included in the Registration Statement are exercisable until February 14, 2014 at $0.08 per warrant.  Included in the 5,720,000 warrants sold to the investors are 520,000 warrants which were granted to consultants for business development services rendered.  The fair value of the 5,200,000 warrants was estimated to be $198,000 using the Black-Scholes option pricing model based on the following assumptions: expected dividend yield 0%, expected volatility 126%, risk-free interest rate 0.25%, and expected life of 30 months.

The 520,000 warrants granted to consultants for business development services rendered were estimated to have a fair value of $19,800 using the Black-Scholes option pricing model based on the following assumptions: expected dividend yield 0%, expected volatility 126%, risk-free interest rate 0.25%, and expected life of 30 months and is recorded as stock based compensation expense in the accompanying interim consolidated financial statements.

A summary of the Company’s warrant activity and related information for the nine months ended September 30, 2011 is provided below:

		Number of
	Exercise Price	Warrants

Outstanding and exercisable at December 31, 2010	$0.40 – 1.50	3,201,750
Warrants exercised	-	-
Warrants granted	$0.08	5,720,000
Warrants expired	$1.50	(1,930,750)
Outstanding and exercisable at September 30, 2011	$0.08 - 0.40	6,991,000

Stock Warrants as of September 30, 2011
Exercise	Warrants	Remaining	Warrants
Price	Outstanding	Life (Years)	Exercisable

$0.40	1,271,000	1.54	1,271,000
$0.08	5,720,000	2.38	5,720,000
	6,991,000	2.23	6,991,000

Common Stock Options
During the three and nine months ended September 30, 2011, the Company recorded compensation expense related to options granted under the 2008 Plan of $998 and $37,913, respectively.

No stock options were granted during the nine months ended September 30, 2011.

The 2008 Plan provides for the issuance of a maximum of 7,000,000 shares of which, after adjusting for estimated pre-vesting forfeitures, approximately 10,000 were still available for issuance as of September 30, 2011.

Stock option activity under the 2008 Plan for the nine months ended September 30, 2011 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Grant Date Fair Value
Outstanding at December 31, 2010	2,915,500	$0.34	2.23	$458,201
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options cancelled/ forfeited/ expired	(237,670)	-	-	(119,813)
Outstanding at September 30, 2011	2,677,830	$0.27	1.52	$338,388

Exercisable at September 30, 2011	2,674,836	$0.27	1.44	$337,626

As of September 30, 2011, after adjusting for estimated pre-vested forfeitures, there was approximately $2,000 of unrecognized compensation cost related to unvested stock options which is expected to be recognized monthly over the next 7 months.  The Company intends to issue new shares to satisfy share option exercises.

Share-Based Compensation Payments
Total non-cash compensation expense related to the issuance of stock, warrants, and options was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Stock compensation	$103,346	$146,035	$372,235	$285,830
Warrant compensation	19,822	-	19,822	-
Options compensation	998	45,600	37,913	218,955
	$124,166	$191,635	$429,970	$504,785

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

A lawsuit was filed against the Company in 2009 by a former consultant who claims we owe $23,912 plus interest and attorney fees for services rendered during 2009.  During September 2011, a dismissal of the lawsuit was requested by the plaintiff and subsequently during October 2011 the lawsuit was dismissed by the court.

8.           SUBSEQUENT EVENTS

On October 3, 2011, Murray Williams resigned as Chief Financial Officer, Corporate Secretary and Treasurer of the Company.  Member of the Board, Andrew Duncan, was subsequently named Corporate Secretary and Treasurer and Alex McKean has been named as Interim Chief Financial Officer of the Company.

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

Operations

GTX Corp is engaged in several businesses that all operate in unison to design, develop and sell various interrelated and complimentary products and services in the projected $13 billion location based services marketplace.  In general, our three wholly-owned subsidiaries consist of the following:

•
Our subsidiary, Global Trek Xploration (“GTX California”), focuses on hardware and software design and development of products by offering a GPS and cellular location platform that enables subscribers to track in real time the whereabouts of people, pets or high valued assets through a miniaturized transceiver module, wireless connectivity gateway, middleware and viewing portal.  On March 18, 2010, GTX California entered into a four-year agreement with Aetrex Worldwide, Inc. (“Aetrex”) pursuant to which we granted Aetrex the licensing rights to our end to end patented two way GPS platform and embed our GPS tracking device into certain footwear products manufactured and sold by Aetrex.   Aetrex Worldwide, Inc. is a global leader in pedorthic footwear and foot orthotics.   Aetrex has certain exclusive and non-exclusive rights under this agreement.  In order to retain its exclusive rights, Aetrex must purchase 156,000 devices from us over the four-year period commencing on the date that we ship to Aetrex the first production order of devices as follows: 6,000 GPS tracking devices in the first year ending August 2012, 25,000 devices during the second year, 50,000 during the third year, and 75,000 devices during the fourth year.  Aetrex issued its first purchase order for 3,000 devices which were shipped to Aetrex during the third quarter of 2011. Subsequent downstream revenue will be realized through the end-users of the GPS enabled Aetrex shoes (expected to predominately be seniors afflicted with dementia) from whom we will receive a monthly service fee, a portion of which will be shared with Aetrex.  The Aetrex shoe is scheduled to be released for commercial sale by Aetrex in the fourth quarter of 2011.

On May 28, 2010, the Company entered into a three year agreement with Midnite Air Corp (“MNX”) granting MNX the exclusive rights to the GPS tracking platform for use in the transportation of high valued assets.  In order to retain exclusive rights, MNX must purchase a minimum of 15,000 devices over the three year term at 5,000 per year and activate each device with a monthly monitoring subscription.  Each device shipped will automatically be activated within 90 days of receipt with a monthly data monitoring and connectivity subscription fee.  We have completed the integration process between the GTX tracking platform and the MNX backend customer service portal, delivered 40 devices to MNX and activated the monthly monitoring.  MNX must purchase an additional 4,960 devices before May 3, 2012 in order to retain their exclusive rights.

•
Our mobile application subsidiary, LOCiMOBILE, Inc. has developed, and launched smart-phone mobile applications (“Apps”) on both consumer and enterprise platforms for the iPhone, iPad, Android, BlackBerry and other GPS enabled handsets and tablets that permit authorized users to locate and track the movement of the holder of the handset.  Depending on the features needed, the Apps may be downloaded either for a one-time fee or for free.  In order to continue generating fees from Apps, we are continuously developing and releasing updates and/or new Apps.

•
With the acquisition of the assets of Code Amber, comprised of the National Alert Distribution Platform, GTX Corp created its third wholly-owned subsidiary, Code Amber News Service, Inc. (“CANS”), which is now a US and Canadian syndicator and content provider of all state Amber Alerts (public notifications of child abductions) and missing person alerts.  The Alertag comes with an annual $19.95 subscription based model and compliments the overall GTX business model of providing peace of mind and personal location solutions.

CANS recently formed an alliance with Lifespire, Inc. (“Lifespire”), a nonprofit organization dedicated to helping developmentally disabled individuals reach their life’s aspirations.  Recently, LifeSpire informed us that their initial 400 unit test order was successful and as a result, LifeSpire placed an additional order for 600 Alertags which were shipped in October 2011 and anticipates placing additional orders throughout the coming months to meet the needs of LifeSpire’s current 5,000+ patients under managed care.

Results of Operations

The following discussion should be read in conjunction with our interim consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report.

Third Quarter of 2011 Compared to Third Quarter of 2010
	Three Months Ended September 30,
	2011		2010
	$	% of Revenues	$	% of Revenues

Revenues	$367,960	100%	$105,123	100%
Cost of goods sold	346,688	94%	55,058	52%
Net profit	21,272	6%	50,065	48%

Salaries and professional fees	322,757	88%	419,619	399%
Research and development	2,320	1%	27,162	26%
General and administrative	61,149	16%	66,112	63%
Operating expenses	386,226	105%	512,893	488%

Loss from operations	(364,954)	(99)%	(462,828)	(440)%
Other income (expense), net	5,415	1%	-	-%
Net loss	$(359,539)	(98)%	$(462,828)	(440)%

Revenues

Revenues during the third quarter of 2011 increased 250% over the same period in 2010.  The increase is primarily due to revenues generated from the shipment of approximately 3,000 of our GPS devices to Aetrex for use in Aetrex’s shoes (the “GPS Shoe”). The end-users of the GPS Shoe, will be required to pay us a monthly service fee, a portion of which will be shared with Aetrex and our customer service provider.  The GPS Shoe is scheduled to be released for commercial sale by Aetrex in the fourth quarter of 2011, at which time we anticipate that we will commence generating monthly service fees.  The increase in revenues is offset by a decrease in our smart-phone mobile applications (“Apps”) revenues of approximately $38,000 or 47% when comparing the third quarter of 2011 to 2010.  A large portion of subscriber downloads of our Apps in 2011 relate to upgrades by current subscribers, which upgrades are provided free of charge.   Other than the foregoing Aetrex and Apps revenues, during the third quarter of 2011 we also recognized approximately $17,000 of revenue from our hardware product sales, portal software licensing, monthly subscriptions, Code Amber annual news feed subscriptions, points of display sponsorships and the sale of Code Amber Alertags.

Cost of goods sold

The increase in cost of goods sold as a percentage of revenues during the third quarter of 2011 is primarily attributable to the cost of the GPS devices we shipped to Aetrex, as well as costs incurred in generating new business for our portal services.  Included in cost of goods sold is the depreciation on the capitalized costs of the Apps, which represents approximately 11% of cost of goods sold during the third quarter of 2011.

Salaries and professional fees

Salaries and professional fees during the third quarter of 2011 decreased 23% in comparison to the third quarter of 2010 due to numerous cost cutting efforts, including reductions in staff and management positions, in response to the downturn in the U.S. and global economy.  These reductions will remain in place as we maintain a low-overhead approach to operations that will adjust, as operations require.  Professional fees consist primarily of costs attributable to consultants and contractors who primarily spend their time on sales, marketing and the development of technology; legal fees relating to general corporate matters and our patent applications; and accounting expenses. We anticipate that operations will increase during the remainder of fiscal 2011 and continuing in 2012 from the increased sales related to the commercial sale of the GPS Shoe and the anticipated sale of devices to MNX.  Accordingly, we may have to increase our workforce, increase the amount of wages and benefits we pay, and increase the utilization of consultants and contractors in the future.

Research and development

Research and development expense during the third quarter of 2011 decreased 91% in comparison to the same 2010 period since our products have reached technological feasibility and we are not currently working on new products.  Accordingly, expenses incurred in developing and upgrading our various products, including sales of our LOCiMOBILE® Apps, our GPS tracking devices and our Location Data Center monitoring portal are no longer accounted for as research and development expenses.

General and administrative

General and administrative expenses consist primarily of corporate administrative costs, depreciation, occupancy costs, insurance and travel and entertainment.  General and administrative expenses during the third quarter of 2011 decreased 8% in comparison to the comparable period in 2010 due primarily to reductions in depreciation expense, insurance, travel and entertainment costs.

Other Income (Expense), net

Other income (expense), net for the third quarter of 2011 is primarily attributable to discount amortization and derivative income relating to our convertible promissory notes. The derivative income represents the net unrealized (non-cash) change during the period in the fair value of our derivative liabilities related to embedded derivatives in our convertible promissory notes that have been bifurcated and accounted for separately.  As of September 30, 2011, the entire principal balance of the convertible promissory notes had been converted resulting in the convertible promissory notes being extinguished in full.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

	Nine Months Ended September 30,
	2011		2010
	$	% of Revenues	$	% of Revenues

Revenues	$622,528	100%	$322,837	100%
Cost of goods sold	530,024	85%	156,170	48%
Net profit	92,504	15%	166,667	52%

Salaries and professional fees	1,042,071	167%	1,297,662	402%
Research and development	6,369	1%	58,400	18%
General and administrative	201,086	33%	255,276	79%
Operating expenses	1,249,526	201%	1,611,338	499%

Loss from operations	(1,157,022)	(186)%	(1,444,671)	(447)%
Other income (expense), net	(6,781)	(1)%	636	-%
Net loss	$(1,163,803)	(187)%	$(1,444,035)	(447)%

Revenues

Revenues during the nine months ended September 30, 2011 increased 93% over the same period in 2010.  The increase is primarily due to revenues generated from the shipment of approximately 3,000 of our GPS devices to Aetrex for use in Aetrex’s shoes (the “GPS Shoe”). The end-users of the GPS Shoe will be required to pay us a monthly service fee, a portion of which will be shared with Aetrex and our customer service provider.  The increase in revenues is offset by a decrease in our Apps revenues which decreased approximately $84,000 or 33% when comparing the nine months ended September 30, 2011 to 2010.  In addition to revenues generated through the shipment of the Aetrex shoes and from the sale of our Apps, we generate approximately $140,000 of revenues from the promotion of our portal services, hardware product sales, portal software licensing, monthly subscriptions, Code Amber annual news feed subscriptions, points of display sponsorships and the sale of Code Amber Alertags.

Cost of goods sold

The increase in cost of goods sold as a percentage of revenues during the first nine months of 2011 is primarily attributable to the cost of the GPS devices we shipped to Aetrex, as well as costs incurred in generating new business for our portal services.  Included in cost of goods sold is the depreciation on the capitalized costs of the Apps which represents approximately 20% of cost of goods sold during the nine months ended September 30, 2011.

Salaries and professional fees

Salaries and professional fees during the first nine months of 2011 decreased 20% compared to the same 2010 period.  The decrease is primarily due to reductions in staffing in order to preserve cash, as well as cost cutting efforts we implemented in response to the downturn in the U.S. and global economy.  These reductions will remain in place as we maintain a low-overhead approach to operations that will adjust, as operations require.  Professional fees consist primarily of costs attributable to consultants and contractors who primarily spend their time on sales, marketing and the development of technology; legal fees relating to general corporate matters and our patent applications; and accounting expenses.  We anticipate that operations will increase during the remainder of fiscal 2011 and in 2012 primarily from the release for the commercial sale of the GPS Shoe and the anticipated sale of devices to MNX. Accordingly, we may have to increase our workforce, increase the amount of wages and benefits we pay, and increase the utilization of consultants and contractors in the future.

Research and development

Research and development expense during the first nine months of 2011 decreased 89% in comparison to the same 2010 period since our products have reached technological feasibility and we are not currently working on new products. Accordingly, expenses incurred in developing and upgrading our various products, including our LOCiMOBILE® Apps, our GPS tracking devices and our Location Data Center monitoring portal, are no longer accounted for as research and development expenses.

General and administrative

General and administrative expenses consist primarily of corporate administrative costs, depreciation, occupancy costs, insurance and travel and entertainment.  General and administrative expenses during the first nine months of 2011 decreased 21% in comparison to the same period in 2010 due primarily to reductions in depreciation expense, insurance, travel and entertainment, and website maintenance, as well as, the implementation of various general cost cutting measures.

Other Income (Expense), net

Other income (expense), net for the first nine months of 2011 is primarily attributable to discount amortization, derivative income and the gain on conversion of our convertible promissory notes. The derivative income represents the net unrealized (non-cash) change during the period in the fair value of our derivative liabilities related to embedded derivatives in our convertible promissory notes that have been bifurcated and accounted for separately.  Additionally, during the first nine months of 2011, a total of $97,000 of our convertible promissory notes (plus interest of approximately $4,000) were converted, resulting in a gain on conversion of approximately $10,000.  The financial instruments that resulted in the derivative liability and debt discounts were not in place during the first nine months of 2010.  Interest income generated during the same period in 2010 was minor and related to interest earned on money market accounts.

Liquidity and Capital Resources

As of September 30, 2011, we had approximately $22,000 of cash and cash equivalents, and a working capital deficit of approximately $69,000 compared to approximately $66,000 of cash and cash equivalents and a working capital deficit of approximately $283,000 as of December 31, 2010.

During the nine months ended September 30, 2011 our net loss decreased to approximately $1,164,000 compared to a net loss of approximately $1,444,000 for the same 2010 period.  Net cash used in operating activities was approximately $640,000 for the first nine months of 2011 compared to $744,000 during the same 2010 period.  Net cash used in operating activities was substantially less than our net loss primarily due to $430,000 of stock based compensation, consisting of option and warrant expense and common stock, rather than cash, that was used to pay consultants and employees, $150,000 of depreciation and amortization, the accrual of management’s salaries, an increase in accounts payable, a reduction in our support staff, and reductions in amounts paid for accounting and legal services during the period.

Net cash used in investing activities during the nine months ended September 30, 2011 and 2010 was approximately $39,000 and $119,000, respectively and consisted primarily of payments for the development of our LOCiMOBILE® products, which payments were capitalized.

Net cash provided by financing activities during the nine months ended September 30, 2011 and 2010 was approximately $635,000 and $428,000, respectively and primarily consists of proceeds received from the sale of shares under an equity line of financing (the “Equity Line”) that we have established with Dutchess Equity Fund, L.P. (now known as Dutchess Opportunity fund, II, LP), and $297,500 from the June 2011 private sale of common stock and warrants.  During the first nine months of 2011, we sold 5,000,803 shares of common stock to Dutchess at prices ranging from $0.050 - $0.0752 per share under our Equity Line, resulting in proceeds of approximately $328,000.

Because revenues from our operations have, to date, have been insufficient to fund our working capital needs, we currently rely on the cash we receive from our financing activities, as well as, the Equity Line with Dutchess to fund our capital expenditures and to support our working capital requirements.   Since we entered into the Investment Agreement with Dutchess in November 2009 in connection with the Equity Line, we have sold to Dutchess 7,339,639 shares of our common stock (at prices ranging from $0.1763 - $.050 per share) for net proceeds of approximately $626,000. We anticipate that we will continue to, from time to time, draw on the Equity Line to provide additional funding.  The amount of such funding will depend upon our needs and the amount that is available to us under the Equity Line.  In the event that we do not generate the amount of revenues that we anticipate, or if our expenses exceed our budgeted amounts, we may need to increase our use of the Equity Line.  No assurance can be given that we will be able to obtain sufficient funds under the Equity Line to fund our expected working capital deficits.

On December 16, 2010 and September 14, 2010, in order to fund our working capital needs, we received loans from a third-party in the principal amounts of $52,000 and $45,000, respectively (the “Loans”).  The Loans bore interest at 8% per annum with maturity dates of September 20, 2011 and June 15, 2011, respectively, and were convertible into shares of our common stock.  Commencing on March 23, 2011 and continuing to July 6, 2011, the lender converted the principal balance of the Loans plus interest of approximately $4,000 into a total of 2,509,335 shares of common stock.  Accordingly, as of July 6, 2011, both Loans were paid in full.

On May 17, 2011, the Company entered into a $50,000 original issue discount loan agreement whereby we received $40,000 and are required to make payments of $12,500 each on June 16, July 16, August 16 and September 16, 2011.  The original issue discount totaling $10,000 was recorded as interest expense during the second quarter of 2011.   As of September 30, 2011, the Loan Payable had been paid in full.

We are currently a party to two licensing agreements (Aetrex and MNX), two international distributor agreements, and two separate platform test agreements for the development and release of additional products.  Based on the anticipated release of the products pursuant to the licensing agreements, the orders and subscription revenues from our international partners and the development and testing of the products that are currently the subject of platform test agreements, and on the early results of those tests, we currently anticipate that we will generate revenues from both of the licensing agreements, at least one of the platform test agreements and all three of our current international distributors during 2011.  However, we currently expect to incur continued losses until these and our other revenue initiatives collectively generate substantial revenues.  Revenues from these sources are expected to be realized during the balance of 2011 and continuing into 2012.  However, no assurance can be given that our current contractual arrangements and the revenues from device sales, subscriptions, Alertags, software licensing or our smart phone or tablet Apps will be sufficient to fund our anticipated working capital needs.

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

Our liquidity will depend on numerous factors, including:

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

Based on budgeted revenues and expenditures, planned sales of stock, proceeds from the Equity Line, the use of common stock to pay for services and other measures to preserve cash, we believe that we will have sufficient liquidity to satisfy our operating cash requirements for the next twelve months.   However, we expect that unless our revenues increase significantly, we will need to raise additional funds during the remainder of 2011 and into 2012.  The sale of additional equity securities will result in additional dilution to our existing stockholders. Sale of debt securities could involve substantial operational and financial covenants that might inhibit our ability to follow our business plan.  Additional financing may not be available in amounts or on terms acceptable to us or at all.   We may draw on the Equity Line from time to time.  The amount that we can sell  to Dutchess at any time is limited to either (a) 200% of the average daily volume (U.S. market only) of the common stock for the three (3) trading days prior to the date of delivery of the applicable put notice, multiplied by the average of the closing prices for such trading days, or (b) any other specified amount, up to $500,000.  If we are unable to obtain additional financing (through the Equity Line, or otherwise), we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our financial conditions and operating results.

Since inception in 2002, we have generated significant losses (as of September 30, 2011, we had an accumulated deficit of approximately $12,411,000), and we currently expect to incur continued losses until our revenue initiatives collectively generate substantial revenues.  Depending on our current contractual arrangements, sales from the GPS enabled shoes by Aetrex, and the revenues from additional LOCiMOBILE® applications, we currently anticipate that our losses will continue until the end of calendar year 2012.  Please see the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2010 for more information regarding risks associated with our business.

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

Changes in Internal Controls Over Financial Reporting

During September 2011, we strengthened our internal procedures relating to cash disbursements and reporting. Such procedures include (1) review and approval of payables and cash disbursements by our Chief Executive Officer and head of the Audit Committee on the Board of Directors, and (2) review of cash flow projections, profit and loss reports and the balance sheet by the Chief Executive Officer and the head of the Audit Committee on the Board of Directors, in addition to the Chief Financial Officer.  Implementation of these new procedures resulted in improvements in our internal controls over financial reporting by providing greater over sight of our financial position on a timelier basis.  To support these internal procedures, Carla Collignon was promoted to Vice President of Finance.

Except as referred to above, there have been no changes in our internal controls over financial reporting that occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  -  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

A lawsuit that was filed against us in October 2009 by a former consultant who claimed we owed him approximately $24,000 plus interest and attorney fees for services rendered during 2009 was dismissed at the request of the plaintiff’s attorney.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company”, we are not required to provide disclosure under this Item 1A.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During August 2011, the Company issued an aggregate of 5,950,000 shares of common stock to seven accredited investors in exchange for $297,500.  The foregoing shares were issued in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.  On October 26, 2011 we filed a registration statement on Amendment No. 1 to Form S-1 with the SEC to register said shares for resale.  The registration statement was deemed effective by the SEC on October 28, 2011.

During the three months ended September 30, 2011, we issued 1,300,000 shares of common stock to consultants, members of management and board members as compensation for services rendered, the grant-date fair value of which was approximately $103,000. The foregoing shares were issued in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

In connection with the conversion of a $52,000 Convertible Promissory Note, we issued 1,041,920 shares of common stock, at conversion prices ranging from $.0467 to $.0558 per share, to the lender during June and July 2011.  The foregoing shares were issued to a single accredited investor in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  [REMOVED AND RESERVED]

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS.

(a) Exhibits

10.1	Form of Securities Purchase Agreement (August 2011 Private Placement) *

10.2	Form of Warrant Agreement (August 2011 Private Placement) *

10.3	Form of Subscription Application (August 2011 Private Placement) *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

* Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 filed on October 3, 2011 (File No. 333-177146) and incorporated by reference herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTX CORP
Date: November 2, 2011 By:	/s/ ALEX MCKEAN Alex McKean, Interim Chief Financial Officer (Principal Financial Officer)

Date: November 2, 2011 By:	/s/ PATRICK BERTAGNA Patrick Bertagna, Chief Executive Officer