Form 10-K
period 2011-12-31
GTX CORP
filed 2012-03-30
CIK 1375793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates as of June 30, 2011 was $4,276,508, based on the closing price of the registrant's common stock reported by the OTC Bulletin Board on that date. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The outstanding number of shares of common stock as of March 28, 2012 was 75,404,477.

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

Overview of the Business and Recent Developments

GTX Corp utilizes miniaturized, low power consumption technology and offers a robust global positioning system (“GPS”) and cellular location platform that answers the “where is” question. If you want to know where your grandmother, child, spouse, pet, bike, motorcycle or any other high valued assets are located, GTX Corp has a solution that answers that question and enables subscribers to track the whereabouts in real time through a complete end to end, customizable GPS/GPRS transceiver module, wireless connectivity gateway, smartphone mobile applications (“Apps”), middleware, and viewing portal. GTX Corp provides various interrelated and complimentary products and services in the Personal Location Services marketplace and integrates two-way GPS tracking technologies that seamlessly integrate with consumer products and enterprise applications. Utilizing its growing global distribution channel network, the Company provides personal location solutions through hardware devices, software platform licensing and smartphone applications, with over 1.2 million downloads in 145 countries and distributors in Mexico, Australia and Nepal.

GTX Corp has developed and has commercially released an award winning, patented GPS tracking shoe that can locate the wearer in real time. The Company has an extensive portfolio of patents, patents pending, registered trademarks, copyrights and URL's to protect its products and strategies. This is supported by a scalable pipeline of two-way GPS products and services, which is creating new recurring revenue streams that are ready for license and distribution to the global community.

GTX Corp’s goal is to differentiate itself from other providers of personal location solutions through the quality and diversity of its products (such as the new GPS tracking shoe and its various GPS tracking smartphone Apps), its brand, its media and social media recognition, its renowned strategic partners, its developing international channels of distribution, a robust and scalable platform, a large intellectual property portfolio, and its custom tailored licensing models. The Company’s plan is to integrate customizable form factors that it can provide with dedicated functionality and personalized interfaces to offer consumers and businesses a broad array of localized personal location solutions.

We currently conduct our operations through three wholly-owned subsidiaries that operate in various interrelated sectors of the emerging Location-Based Services and Proximity Marketing industry (the emerging industry for localized wireless distribution of advertising associated with a particular place based on the specific location of the person carrying the smartphone) Our subsidiaries are summarized as follows:

•	Global Trek Xploration ( “GTX California”) focuses on hardware and software design and development of GPS monitoring products by offering a GPS and cellular location platform that enables subscribers to track in real time the whereabouts of people, pets or high valued assets. Our GPS device, which consists of a miniature transceiver, antenna, circuitry and battery, can be customized and integrated into numerous products whose location and movement can be monitored in real time over the Internet through our 24x7 location data center (“Location Data Center”) tracking portal or on a web enabled cellular telephone. The GTX California business model is to license its technology platforms to branded partners who desire to deliver their own innovative tracking solutions to consumers or their customers in a wide variety of wearable and portable location devices. The GTX California value proposition is its ability to customize, localize and optimize an embedded approach to the tracking and monitoring market. GTX California believes that its ability to customize its products to different form factors for the specific needs of its branded partners sets it apart from its competitors. To date, the Company has created two custom solutions in two separate vertical markets ( the monitoring of seniors and the monitoring of high value assets) and has on-going initiatives to develop and deploy additional custom hardware, software, monitoring and connectivity solutions in other vertical markets.

In 2010, GTX California entered into a four-year agreement with Aetrex Worldwide, Inc. (“Aetrex”) pursuant to which we granted Aetrex the licensing rights to our end-to-end patented two- way GPS platform and to embed our GPS tracking device into certain footwear products manufactured and sold by Aetrex. Aetrex, a global leader in pedorthic footwear and foot orthotics, manufactures and sells GPS-enabled shoes based on our technology. Aetrex has certain exclusive and non-exclusive rights under this license agreement. In order to retain its exclusive rights to use our technology in shoes, Aetrex must purchase 156,000 devices from us over a four-year period that commenced in August 2011, as follows: 6,000 GPS tracking devices in the first year, 25,000 devices during the second year, 50,000 during the third year, and 75,000 devices during the fourth year. As of the date of this Annual Report, we have shipped 4,500 devices to Aetrex for use in the GPS-enabled tracking shoes (the “GPS Shoes”). The shoes are currently targeted at senior citizens afflicted with dementia. The principal source of revenues from these shoes is expected to be realized from the monthly service fees (a portion of which will be shared with Aetrex) that the owners of the GPS Shoes are required to pay.

In May 2010, we entered into a three-year agreement with Midnite Air Corp (“MNX”) granting MNX the exclusive rights to the GPS tracking platform for use in the transportation of high valued assets. In order to retain exclusive rights, MNX must purchase a minimum of 15,000 devices over the three year term at 5,000 per year and activate each device with a monthly monitoring subscription. Each device shipped will automatically be activated within 90 days of receipt with a monthly data monitoring and connectivity subscription fee. We have completed the integration process between the GTX tracking platform and the MNX backend customer service portal, delivered 50 devices to MNX and activated the monthly monitoring. MNX must purchase an additional 4,950 devices before May 3, 2012 in order to retain their exclusive rights.

•	LOCiMOBILE, Inc., our mobile application subsidiary, has developed and owns LOCiMOBILE® a suite of mobile tracking applications that turn the latest smartphones and tablets such as iPhone®, iPad, Blackberry, Google Android and other GPS enabled handsets into a tracking and location based social networking device which can then be viewed through our Location Data Center tracking portal or on any connected device with internet access. With an early to market advantage, LOCiMOBILE® applications were first released in the U.S. in the second half of 2009 for use with the Apple iPhone®. As of March 28, 2012, our 17 Apps have experienced over 1.2 million downloads in 145 countries with two of our Apps making the iTunes top 25 social networking category (reaching number seven on the downloads list, number two on the highest grossing list and iTunes “What’s Hot” list). There are currently several new Apps in development and scheduled for release in 2012. These include a series of applications that will be geared for the enterprise user, by offering “private label” versions of our popular consumer apps to companies looking for a more personalized and secure method of keeping track of their employees. In addition, our goal is to expand into the proximity marketing business and begin to leverage our global user base. Our roadmap also consists of additional applications for the iPad, other tablets, TV’s, and more applications for the iPhone, BlackBerry and Google Android operating systems, all of which are expected to contribute to our user base community, the value of our brand, and revenues from App sales, monthly subscriptions and advertising.

•	Code Amber News Service, Inc. (“CANS”) is our wholly-owned subsidiary that is the U.S. and Canadian syndicator and content provider of all state Amber Alerts (public notifications of child abductions) and missing person alerts. CANS, is the largest online distributor of missing persons alerts reaching close to 475,000 eyeballs a day through its widely distributed Code Amber ticker, support of over 500 local and federal law enforcement agencies and alliance with 6,000 Walgreens stores nationwide. To date, our CANS operations has primarily been used to generate goodwill for our products through its public service announcements. Our goal is to position CANS to generate revenues from brand licensing, sponsorships, and data feeds. In addition CANS plays a significant part in our overall outreach campaign, primarily used to generate awareness of our GPS products and applications. CANS provides website tickers and news feeds to merchants, internet service providers, affiliate partners, corporate sponsors and local, state and federal agencies.

Additionally, CANS markets and sells the patent pending electronic medical Code Amber Alertag and has recently signed up dozens of online affiliates and channel partners with a current total of 292 affiliates in 61 countries and 25 active fundraising organizations throughout the United States that are selling the Alertag. Mark Klaas has produced a video encouraging the support of Code Amber and the Alertag and offers the Alertags through his non-profit organization. The Alertag comes with an annual $19.95 subscription based model and compliments the overall GTX business model of providing peace of mind and personal location solutions.

General. We maintain several Internet websites including; http://www.gtxcorp.com, www.gpsshoe.com, www.codeamberalertag.com and www.gpstrackingapps.com. Our annual reports, quarterly reports, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and other information related to this company, are available, free of charge, on our website as soon as we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission. The Company’s Internet website and the information contained therein, or connected thereto, are not, and are not intended, to be incorporated into this Annual Report on Form 10-K.

GTX CALIFORNIA BUSINESS

GTX California was incorporated in California on September 10, 2002. GTX California developed its business as follows:

•	In 2002, GTX California conducted technical feasibility studies and analyzed market data, filed patents and began developing its customizable imbedded technology business model.

•	In 2004, GTX California built its first prototypes and began developing partnerships with wireless carriers, contract manufactures and topology partners in order to build out its proof of concepts.

•	In 2006 and 2007, GTX California developed pre-production personal location devices, completed the proof of concept website development (i.e., mapping interfaces and back office support), and obtained Federal Communication Commission (“FCC”), Industry Canada (“IC”), and Conformite Europeenne (“CE”) approvals.

•	In September 2007, GTX California entered into its first license agreement and in September 2008, GTX California delivered its first commercial order of GPS devices.

•	In 2008/2009 GTX California began rolling out additional product lines, for both the business-to-business and the business-to-consumer markets. Also, in 2009 we began the international sale of GPS devices and evaluation kits, entered into a number of platform test agreements, and expanded our intellectual property portfolio with the addition of four new approved patents and several additional trademarks.

•	In 2010 GTX California, increased revenues, signed two significant licensing agreements (with Aetrex and with MNX), added two international distributors, launched its portal in Spanish for the Latin market, received the prestigious People’s Choice award for the most innovative connected device, was granted several new patents, added new portable two way GPS devices to its product line, reduced the size of the GPS shoe module by 25%, and continued to expand its brand recognition through traditional and social media outreach campaigns.

•	In 2011 GTX California began delivering GPS devices on its existing two contracts with Aetrex and MNX, was issued another patent and continued its international expansion through alliances and partnerships.

GTX California has developed and owns a comprehensive, end-to-end scalable and licensable two-way GPS location enterprise platform. Unlike a one-way GPS location system (such as the standard automobile GPS systems or personal navigation devices) that informs the user of the users location, a 2-way GPS location system allows other parties to locate and track the whereabouts of the user. The tested and proven two-way GPS location system enables subscribers to obtain accurate, real-time location information of persons or property through our secure, robust consumer and enterprise portal.

GTX California provides real-time location and tracking information to customers using GPS devices for both routine and emergency situations through GTX California's Location Data Center and Internet infrastructures. Following the purchase of a module and the activation of the service, a subscriber can determine the location of any person or product that carries the locator module by accessing the Internet either by computer or by a web-enabled cellular telephone.

The Location Data Center tracking portal is fully scalable and has been licensed to several partners both in the U.S. and internationally. It is a secure platform equipped with a database, application-programming interface (API) for custom integration and communication SMS gateway software and hardware. Subscriber internet communications are routed through GTX California’s proprietary, fault-tolerant, carrier-class, and application-specific interface software.

GTX California’s goal is to establish a large subscriber base for products that use the Location Data Center and then generate high margin, recurring revenues for providing monitoring services.

GTX California’s objective is to be a leading provider of wireless location services through the convergence of state-of-the-art enhanced global positioning, wireless communications and other technologies that empower people and businesses with the ability to locate other people or property, whenever and wherever they choose. GTX California’s multi-pronged strategy is to penetrate vertical target markets by offering exclusive licenses of our technology to enterprises looking to enhance their brand and product offerings. Potential target markets that GTX California is currently in, or is exploring, include:

•	Parents of young children (primarily 4 to 12 years of age) who desire to know the whereabouts of their children;

•	Families with members who have Alzheimer’s disease and developmentally challenged adults;

•	Elder care support and applications;

•	Adults and children with cognitive disorders;

•	Pet care;

•	Field workers, first responders and law enforcement;

•	Military Personnel;

•	High value asset tracking and location capability of bikes, motorcycles, containers, luggage, and other assets that require monitoring or tracking; and

•	Competitive non-motorized athletes.

GTX California also offers its Location Data Center services to non-GTX California products and hardware systems (i.e. handsets and personal electronics) of major electronics manufacturers through the offer and sale of exclusive licenses (either geographical, regional or product categories).

Products - Hardware; Location Data Center

GTX California’s location based products consist of (i) certain hardware and (ii) a suite of subscription-based internet data-monitoring software and services (tracking portal).  Our hardware products include patented, interchangeable GPS satellite tracking and location reporting modules that can be embedded into wearable consumer items (such as footwear, clothes, backpacks, life preservers) or can be integrated into other portable carriers.  For example, our GPS devices can be embedded into the sole of a shoe to track and report the location of the wearer of the shoe (See discussion regarding our license with Aetrex below).  In addition, we also offer a wearable caddy that houses a miniaturized, ruggedized, portable GPS tracking device enclosed in a buoyant, waterproof, shockproof, clip-on housing. The module can be affixed to, or embedded in other products and items that need to be located, such as trucks, automobiles, delivery vehicles, and high value parcels.

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

Having determined its location, the module then communicates the location information to the Location Data Center. The location information is then passed to the subscriber via the Internet (with a map and closest street address). In most cases, the entire process takes less than 30 seconds. A copy of the event is stored in the customer's files. The Location Data Centers use GTX California’s proprietary application-specific interface "thin-client" software (protected under our existing IP portfolio) equipment that is connected to existing telephone and Internet infrastructures.

The accuracy of the location information provided by GTX California’s products is within 37 feet in optimum conditions, which is significantly better than that required by the FCC (150 feet).

In addition to these basic location reporting capabilities, our GPS devices and location tracking services also offers several additional features and capabilities to our subscribers, including:

•	Bread-crumbing. The subscriber is able to get a report on a series of location events through “bread-crumbing”. With this feature, the user can see the location history mapping the route of the user with the exact location of the user noted at various times based on whatever reporting interval is selected (30-seconds, 1 minute, etc.). Parents may want to use this feature to confirm the whereabouts of their child if he or she is in the care of a guardian and/or has several appointments throughout the day. To utilize this feature, the subscriber predetermines the number of locations he or she wishes to track, as well as the desired time interval between locations (i.e. identify a total of 12 locations, once every 15 minutes). Once all locations are identified, a report will be automatically issued. The subscriber can then request a mapping of the desired locations.

•	Temporary Guardians. Through the Location Data Center, subscribers can set-up a “temporary guardian” which will have access to location features only (no account management functions). Parents may want to use this feature when their child is visiting a relative and they want that person to be able to determine the child's location.

•	GeoFencings. Subscribers can establish geographic limits for each user that will be programmed in place through the Internet access provided by the licensee to their customers. Once these limits have been programmed into the account, when the user crosses these boundaries, alerts are sent out to the subscriber over the Internet through email or to a wireless cellular device by SMS or text messaging.

Technology

The current product design utilizes quad-band GSM telephony chip sets and can be adapted in the future to the then-prevalent wireless technology, be it 3G or 4G. Our module’s GPS electronics, utilizing advanced “weak signal server-enhanced” technology will provide rapid location identification.

Each module is programmed with a unique identification number and uses standard cellular frequencies to communicate its location. The module is also programmed with a unique subscriber identification number allowing each owner to subscribe to different services.

GTX California has developed a “carrier-class” architecture and facility to create and manage the proprietary Location Data Center (reliable to 99.999%). The local service center runs on redundant off-the-shelf servers. This enables cost-efficient expansion, without the need for application code changes.

The products are supported by the existing infrastructure for the worldwide cell network that provides coverage throughout the United States, Canada, Mexico and numerous other countries that operate on the global GSM Wireless networks.  In addition, the personal locators will have the ability to roam seamlessly on the networks of 290 partners in over 210 countries.

As part of the our expansion strategy/roadmap, the Company is currently exploring the development of a CDMA module, that should open up new carrier relationships and territories that are predominantly CDMA, such as Japan and Korea.

Multiple Applications

GTX California’s planned GPS Personal Locator licenses are targeted to address multiple major markets, including tracking or locating adults with Alzheimer’s disease, automotive/commercial/payloads, children, pets, institutional living and life science assets.

Adults. We believe the demographic segments offering the greatest opportunities are Alzheimer's patients, seniors (65+ years of age), and active adults and teens. A primary application is for "active adults": those who participate in outdoor recreational activities (such as jogging, hiking and camping) that could put them at risk of getting lost, being injured or becoming a victim to a violent crime. Other potential users include Alzheimer's patients along with the approximate 9 million US adults and children that have cognitive disorders. We believe caregivers of these people would be very interested in using the location service during an emergency situation, as a combination location service/notification and informing law enforcement if a crime is in process where a subscriber is the victim, and simply as a means of communicating one's location to a friend or a loved-one.

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

Strategic Relationships and Licensing Arrangements

The goal of GTX California is to offer location based hardware and/or its data monitoring platform to third parties for the sale and distribution of location based products/services in various markets. We begin the process by entering a platform test agreement with a potential partner with the intent to transition into a long term relationship. By establishing and building partnerships, both domestic and international, through licensing agreements, OEM, and carrier relationships, technologies we facilitate efficient entry into new markets leveraging each company’s core competencies.  We enhance the value of our distribution channels by aligning our sales and marketing efforts with strategic partners, including co-branding, distribution and marketing with telecommunication companies, wireless carriers, national retailers and major consumer branded companies.

We are currently a party to one platform test agreement for the future release of consumer and enterprise products using our GPS tracking technology.  In July of 2010 we entered into a platform test agreements, with Alzheimer’s Disease and Related Disorders Association, Inc. (dba Alzheimer Association) to test the patented GPS Shoe and middleware platform. We successfully completed the first phase of technical testing and have begun outlining the business terms for AA.org to participate in the sales and support of the Aetrex GPS-enabled shoes.

Two of our prior platform tests have been converted into definitive licensing agreements consisting of the following:

Aetrex Worldwide, Inc. On March 18, 2010, GTX California entered into a license agreement with Aetrex Worldwide, Inc. under which we granted Aetrex the right to embed our GPS tracking device into certain footwear products manufactured and sold by Aetrex (the “License Agreement”). Aetrex is a global leader in pedorthic footwear and foot orthotics, and the new product to be introduced is intended to monitor the locations of “wandering” seniors afflicted with dementia by embedding our patented location technology in Aetrex footwear.

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

The rights granted to Aetrex under the License Agreement will remain in effect for four years, commencing on the date that we ship the first GPS tracking device to Aetrex for use in Aetrex’s footwear. Aetrex has agreed to purchase a substantial number of GPS tracking devices from GTX California for use with certain of its footwear products. In order to retain its exclusive rights, Aetrex has agreed to purchase 6,000 GPS tracking devices from us during the first year of the four-year period, 25,000 devices during the second year, 50,000 during the third year, and 75,000 devices during the fourth year. The agreement will automatically renew for an additional year if Aetrex’s annual purchase of the number of the GPS tracking devices in the preceding year was at least one hundred and fifteen percent (115%) of the prior year’s minimum purchase requirement. As of the date of this Annual Report, we have shipped 4,500 devices to Aetrex for use in the GPS Shoe. Subsequent downstream revenue will be realized through the end-users of the GPS enabled Aetrex shoes (expected to predominately be seniors afflicted with dementia) from whom we will receive a monthly service fee, a portion of which will be shared with Aetrex. Aetrex soft launched the GPS Shoe in December 2011.

In order to activate the tracking features of the GPS Shoe, the user of the shoes will have to purchase a monthly cellular connection plan from GTX California. The Company will be responsible for the cellular/GPS activation, for arranging and providing cellular connection services and for collecting the monthly fees. We will receive and retain the recurring monthly cellular fees received from users of the Aetrex embed tracking footwear, although we have agreed to remit a varying portion of those monthly fees to Aetrex. GTX California will also be solely responsible for the manufacture, production and supply/sale to Aetrex of the licensed GPS tracking devices, and for repairs, replacements, after-service, and warranties pursuant to its product and services warranties.

Midnite Air Corp. In October 2009, we entered into an exclusive product test agreement with Midnite Air Corp D/B/A MNX to develop an industry first, proprietary GPS enabled transport container.  MNX is a worldwide provider of specialty critical and security sensitive global transportation and logistics services. MNX has successfully concluded various tests throughout the globe including Great Britain, Australia and China. We successfully completed the testing in May 2010 and entered into a three year License Agreement with MNX under which we granted MNX the right to embed our GPS tracking device into certain freight/cargo used by MNX to transport vital organs and certain other high valued assets. MNX will also use our middleware platform and viewing portal as its complete end-to-end tracking and monitoring solution for tracking the vital organs and other high valued assets that they transport. In order to retain exclusive rights, MNX must purchase a minimum of 15,000 devices over the three year term at 5,000 per year and activate each device with a monthly monitoring subscription. Each device shipped will automatically be activated within 90 days of receipt with a monthly data monitoring and connectivity subscription fee. We have completed the integration process between the GTX tracking platform and the MNX backend customer service portal, delivered 50 devices to MNX and activated the monthly monitoring. MNX must purchase an additional 4,950 devices before May 3, 2012 in order to retain their exclusive rights.

In connection with the launch of the MNX package tracking device, the Company is planning to expand into Europe and has secured office space in the United Kingdom to better support the global expansion needs of MNX and Aetrex. We also have engaged three advisors in the region to advance our wireless carrier relationships, expand our mobile apps presence in the European app stores, and to establish licensing partners for the GTX backend monitoring platform. Currently, we are exploring potential launch markets for 2012 in the following regions: EMEA (United Kingdom, Germany, Ireland, Spain and Israel), AsiaPac (New Zealand, China, Hong Kong, Taiwan, Korea and Japan), Canada and Mexico.

Intellectual Property Investment

GTX California has invested, and continues to invest, significantly in intellectual properties, which consist of apparatus patents and applications and system and method patents and applications.  GTX California has filed claims that cover all aspects of the personal locator, its operating system and user interface.  Set forth below is a list of our patents and pending patent applications.

U.S. Patent Holdings

1.	U.S. Patent No. 6,788,200 title: “Footwear With GPS,” filed October 21, 2002, issued September 7, 2004, expires approximately October 21, 2022

2.	U.S. Patent No. 7,474,206 title: “Footwear With Embedded Tracking Device And Method Of Manufacture,” filed February 6, 2006, issued January 9, 2009, expires approximately July 23, 2027

3.	U.S. Patent No. 8,077,030 title: “Tracking System With Separated Tracking Device,” filed August 8, 2008, issued December 13, 2011, expires approximately August 8, 2029

4.	U.S. Patent No. RE40,879 title: “Footwear With GPS,” filed July 27, 2006, reissued August 25, 2009, expires approximately October 21, 2022

5.	U.S. Patent No. RE41,087 title: “Footwear With GPS,” filed September 6, 2006,reissued January 26, 2010, expires approximately October 21, 2022

6.	U.S. Patent No. RE41,102 title: “Footwear With GPS,” filed September 7, 2006, reissued February 9, 2010, expires approximately October 21, 2022

7.	U.S. Patent No. RE41,122 title: “Footwear With GPS,” filed August 17, 2006, reissued February 16, 2010, expires approximately October 21, 2022

8.	U.S. Patent No. D595,484 title: “Footwear With Antenna,” filed February 7, 2008, issued July 7, 2009, expires approximately July 7, 2023

9.	U.S. Patent No. D599,102 title: “Footwear Sole With Antenna,” filed February 7, 2008, issued September 1, 2009, expires approximately September 1, 2023

10.	U.S. Patent No. 7,920,059 title: “Footwear With Embedded Tracking Device and Method Of Manufacture,” Issued April 5, 2011, expires approximately February 6, 2026

11.	U.S. Patent Application, Serial No.13/323,382 title: “Tracking System With Separated Tracking Device,” filed December 12, 2011. Pending

12.	U.S. Patent Application, Serial No. 12/012,088 title: “System And Method For Monitoring The Location Of A Tracking Device,” filed January 31, 2008. Pending

13.	U.S. Patent Application, Serial No. 12/378,153 title: “System And Method For Processing Location Data,” filed February 11, 2009. Pending

14.	U.S. Patent Application, Serial No. is CONFIDENTIAL – Not Published by the USPTO) title: “System And Method For Communication with a Tracking Device,” filed February 9, 2009. Pending

Foreign Patent Holdings

1.	Canadian Patent Application, Serial No. 2,641,469 title: “Footwear With Embedded Tracking Device and Method of Manufacture,” filed August 5, 2008. Pending

2.	Mexican Patent Application, Serial No. MX/A/2008/010160 title: “Footwear With Embedded Tracking Device and Method of Manufacture,” filed August 6, 2008. Pending

As part of the ongoing building of our intellectual property portfolio, the Company owns approximately 50 Internet domain names, producing over 100,000 visitors per month. Our primary domain, www.GTXCorp.com, as well as our other related domains, provide IP protection for current and future business and vertical marketing initiatives. Both our flagship products have their own URL (www.gpsshoe.com and www.gpstrackingapps.com). Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as “.org” or with a country designation.  The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names. The Company has also secured corporate social media accounts, including Facebook, Twitter, LinkedIn and YouTube.

On December 5, 2011, we entered into a multi-patent licensing agreement with a third-party for the rights to an additional 62 domestic and international patents. This license was entered into in order to eliminate actual or potential conflicts between our patented technologies and the licensed patents.

The Industry

Location-based services are once again central to the wireless industry.  Technological challenges have been resolved with 3G and 4G network speeds now consistent with higher-speed coverage that is widely available.  In our ever-mobile society, it helps to know where we are and where we are going.   Many parents desire to have the ability to know where their children are and where they are going.  Having such information is now possible with access to real-time information delivered on-demand through locator systems and technologies such as ours.

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

ABI Research estimates the industry to reach $11 billion in 2010 with 300 million worldwide users and growing to $14 billion by 2014.

The rising need for two-way GPS and location based services is influenced by several factors, among them:

•	Ubiquitous awareness and expanding penetration of GPS enabled mobile smartphone & tablets (Estimated 5.5 Billion by 2013).
•	Personal and asset security concerns affecting a greater portion of the population.
•	Increasing numbers of elderly or memory impaired (Alzheimer’s, Autism, etc. 6 million in U.S. and growing to 100 million worldwide).
•	Corporations needing to manage worker productivity and logistics.
•	Government agencies, law enforcement and military personnel monitoring.
•	Massive life style adoption of Location Based Social Networking.
•	Proximity Advertising - the new paradigm.

Target Markets and Marketing Strategy

We believe that the primary target market for GTX California’s products and systems consists of prospective licensees who currently sell related products or technology services to numerous markets including home security, child safety, medical and elder care providers, campers, hikers, backpackers, adventure seekers, extreme sports enthusiasts, freight and cargo carriers, delivery services, pet owners, vehicle finance companies, auto dealerships, law enforcement agencies, military organizations and individuals wishing to track valuable items.  In order to address these target markets, our marketing initiatives include:

•	National and international media coverage;

•	Industry and consumer speaking engagements including; television, radio, news outlets and conferences;

•	Email campaigns to our 1.2 million consumer subscriber base and over 10,000 business contacts;

•	Endorsements from leading industry advocates and analysts including; Universities, non-profit organizations, and research firms;

•	Cause marketing through social media and affinity groups;

•	Exposure through our YouTube channel;

•	Trade shows;

•	Establishing licensing relationships with key industry partners;

•	Utilizing social media and public relations outreach in special interest magazines and newsletters;

•	Affiliate group marketing and outreach;

•	“White label” affiliates which will target niche markets such as the Alzheimer’s Association for seniors afflicted with dementia; and

•	Establishing licensing relationships with large partners who sell every-day consumer goods like shoes, helmets, bicycles, etc.

Our marketing strategy has resulted in an unprecedented amount of free coverage by National and International news agencies and television programs.

Growth Strategy

Approaching the market place with a business-to-business (B2B) and business-to-consumer (B2C) strategy through our three business units, our goal is to become one of the major providers of personal and asset location services to specific niche business channel partners and once we hit critical mass in pricing, to the mass consumer markets.  The strategy is to establish licensing relationships with key industry partners who will embed our technology into their products to sell to their established customer base. Key elements of our strategy include:

•	Providing our Personal Locator embedded module to licensees to empower their products with two-way GPS tracking capabilities;

•	A mass market retail price under $199.00 for Personal Location devices;

•	A monthly service fee structure, under $20.00, as to the needs of the end user and having multiple convenient access points (mobile phone, land line, or via the Internet);

•	Ease of use at the location interface point as well as with the device; and

•	Rugged design that meets the rigors of use. Our goal is to utilize our modules in products that are waterproof and can handle weather extremes of heat and cold.

Competition

Personal location and property tracking devices are just beginning to significantly penetrate the marketplace.  We believe this condition represents a tremendous opportunity as customers will be attracted in large numbers once the intrinsic value of the device is recognized and mass market adoption begins.

Competitors for our GPS products, and often also for our LOCiMOBILE® smart phone applications, include Location Based Technologies, Inc., Zoombak, Inc., Google Latitude, Foursquare, Loopt, Trimble Navigation, Inc., Brick House Security and SOS Gps, Inc.  Our competitors may be better financed, or have greater marketing and scientific resources than we can provide.  We are also aware of a number of foreign competitors that offer personal location tracking products similar to ours, which may impact our ability to expand our products abroad. Our smart phone locator apps also compete against a number of other smart phone apps, some of which have features similar to our apps.

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

Research and Development

GTX California shifted from a research and development mode in the third quarter of 2008 with the completion of the athletic locator device. Prototype testing was successfully completed and the first shipment of products was made in September 2008.  Additionally, GTX California is working with several other entities that are conducting research on key areas to improve the device (including expanded antennae capability, battery capacity, and enhanced location reliability and accuracy).  We anticipate GTX California will continue its ongoing involvement with such improvement activities for the foreseeable future. During the fiscal years ended December 31, 2011 and 2010, we spent $10,000 and $68,000, respectively, on research and development. Most of the foregoing research and development expenditures involved the development of new smart phone apps and the GPS shoe device.

Other Location Products

In addition to marketing our own proprietary products, we also market and sell the “miniMT”, the GTX AVL, the Triton, and the “Micro LOCi”, tracking devices that are manufactured by a third party. The miniMT is a compact, fully certified quad-band integrated device that provides complete GSM/GPRS functionality for mobile tracking applications. The micro LOCi a more compact, fully certified quad-band integrated device that provides complete GSM/GPRS functionality for mobile tracking applications. The GTX AVL is a low cost vehicle tracking device and the Triton is a very robust highly specific shipping container monitoring and tracking device. These products are sold under our GTX brand, and they can be branded with other companies’ names. All these devices operate through, and use our middleware platform and viewing portal. These devices can be sold individually or as a complete solution including platform and wireless connectivity providing us with product sales revenues and subsequent recurring monthly service revenues. In addition to hardware device sales, as part of our international expansion plans, we are also licensing our enterprise portal and middleware platform which is contributing to an increase in monthly subscription revenues. The Company currently has three (3) international licensed distributors and anticipates signing on another three this year.

LOCiMobile® BUSINESS

LOCiMobile® has a suite of consumer and enterprise mobile tracking applications, social networking and proximity alerting applications that turn the latest GPS enabled smartphones and tablets into tracking devices and mobile social networking devices capable of being viewed on other handsets or our tracking portal.  LOCiMOBILE® can be deployed both business to business, through a private label interface and as a direct to consumer offering.  Selling mobile tracking applications for use on mobile handsets (“Apps”) allows us to enter into new markets supported by the growing number of worldwide GPS handsets, estimated to reach 5.5 billion by 2013, and tap into these markets without the traditional capital requirements and long lead times associated with manufacturing, selling and shipping hardware. Our mobile strategy complements our overall location based product offering by allowing us to leverage the rapid penetration and adoption of smartphones, including the use of their data plans and distribution capabilities (such as the Apple App Store, Blackberry App Store and the Android Marketplace), with our existing platform architecture. Our middleware is now a complete offering able to support applications on handsets along with hardware we make or buy for those specialized vertical markets.

We have experienced success with a number of our Apps. Beginning in 2010, we launched our very popular GPS Tracking App, which hit the Apple App Store top charts in its second week and remains one year later on the App Store’s top downloaded and top grossing list. By the end of 2011, we had 17 Apps on five platforms with over 1.2 million downloads in 145 countries.

The success of the LOCiMOBILE Tracking Apps in the consumer market prompted us to launch an enterprise version of our GPS Tracking and Tracking Pro Apps. A soft launch officially kicked off on March 1, 2011, with a community grassroots announcement. We have engaged a number of multinational companies across various industries who have confirmed the demand for this enterprise white label solution.

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

As the industry evolves from an advanced purchase (i.e. Groupon), to daily specials (i.e. City Search), to real-time proximity promotions, LOCiMOBILE is uniquely positioned with its database of over 1.2 million global users and can benefit due to its core strength in location based services and push notification capabilities. The Company recently announced its first entrée into proximity marketing with its newly developed LOCiDEALS app. The app will be launched in partnership with the MyChamberApp, which offers daily promotions from over 100,000 Chamber of Commerce member businesses nationwide. LOCiDEALS is only the beginning, as the Company is preparing to launch other similar apps, including a web-based dashboard, BAM™, which will enable business owners to take total control of their promotional efforts in real-time. LOCiDEALS and BAM™ were Beta released in the 2nd and 3rd quarters of 2011, respectively.

Currently, approximately 1,000 LOCiMOBILE® Apps are being downloaded daily, of which 15% are paid Apps and 85% are free Apps. Revenue from the free Apps is derived from advertising and sponsorships. With an extensive product roadmap and two new Apps scheduled for release in 2012, the LOCiMOBILE®  suite of Apps are expected to continue to penetrate more countries and increase downloads as the product line expands and becomes available on additional handset platforms and in additional countries.

In 2009, people worldwide spent $4.2 billion to download more than 2.5 billion apps for smart phones, according to a study by research firm Gartner Inc. By 2013, those numbers are projected to grow to $29.5 billion and 21.6 billion downloads according to Gartner Inc. Current market conditions validate Gartner’s study. Accordingly, LOCiMOBILE® is focusing its development on enterprise and off-deck location based service application activations.  We believe that our LOCiMOBILE® product offering will benefit from these dynamic global market conditions that are currently driving growth in the smartphone and LBS application downloads.  The popularity enjoyed by affordable off-deck location based service applications is creating new momentum, a more open environment, and increased competition in a location industry that has long been dominated by carriers offering expensive subscription-based on-deck services. By creating an indispensable and perhaps transparent location-based social networking (LBSN) product line LOCiMOBILE® is positioned, via product extension, to participate in this value creation landscape.

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

CODE AMBER NEWS SERVICE, INC.

Our Code Amber News Service, Inc. (“CANS”) subsidiary is a member of ONA-Online News Association, the leading U.S. and Canadian syndicator of online Amber Alerts and the primary content provider for non amber alert missing persons.  An Amber Alert is a public notification of a child abduction. On December 5, 2008, we acquired the assets of Code Amber, LLC, which assets are now held and used by CANS. To date CANS has reached an audience of 2.1 billion through its website tickers and point of display feeds presented by other media outlets, retail merchants, internet service providers, corporate sponsors, affiliate partners, federal, state and local agencies and concerned citizens.  The size of the potential audience for Amber Alerts was increased with the launch during 2009 of Code Mobile alerts that are now available on iPhone, Blackberry and Google smart phones.  CANS is designed to support law enforcement efforts in the recovery of missing persons across the United States and Canada by directly distributing missing people notifications to millions of subscribers and viewers. CANS maintains a website at www.codeamber.com and www.codeamberalertag.com.

Currently CANS serves the Code Amber ticker to over 475,000 websites and desktops, which includes hundreds of law enforcement agencies, members of Congress and a list of corporate sponsors. In addition to the pre-packaged consumer ticker, Code Amber provides a commercial news feed to many media outlets and hundreds of additional corporate and private news and information distribution services. Code Amber has cultivated relationships with organizations such as CBS, NBC, ABC, MSNBC, CNN, Google, O’Reilly and Facebook, as well as many smaller broadcasters, all of which receive information about missing persons from CANS.  Enterprises such as Walgreens display CANS alerts on over 3,000 changeable message signs. Perftech, provides alerts to over 350,000 customers of participating internet service providers in Illinois, Ohio, Michigan and Indiana.

The monthly reach of the CANS news stream through its wide and diverse network reaches an audience of over 21,000,000 and increases to an even higher level during an alert state. During fiscal 2010 we increased the scope of viewers with the addition of new affiliates; WildFireWeb and Neighborhoodlink.com. WildFireWeb offers WebSchoolPro free websites to all 130,000 public and private K-12 schools nationwide. Neighborhoodlink.com connects Code Amber to 37,000 more neighborhoods in 2,000 cities across the country generating an additional two million page views to our alerts.

In November 2009, we entered into a licensing agreement for a digital identification tag that we now offer as a product with an annual subscription service under the name “Code Amber Alertag.”  Code Amber Alertag is a patent pending secure digital identification tag and service that provides worldwide access to critical personal information in emergency situations for children, elderly, field workers, pets, and others that subscribe to the product and service.  The digital identification tag fits onto a key chain and contains vital personal information of the subscriber such as identification, allergy, chronic conditions and other insights that are needed to adequately assess emergency victim treatment protocols. The digital tag can also contain a second or "private" Alertag level that can only be accessed with an additional key code that first responders can access, which contains a full medical history, or as much as the Alertag subscriber elects to store on the device. This new product and annual subscription model further augments and contributes to the multi prong revenue streams we have implemented.  We commercially launched the Code Amber Alertag in 2010 at a one-year subscription price of $19.95 for a single Alertag device, and $69.95 for a family package of 5 tags.

The tags and service are sold both direct to the consumer and wholesale through different channel partners. Several major retailers and insurance companies are currently evaluating the product for possible sales through their channels. As part of our cross promotion campaign the Code Amber Alertags are also being offered by Aetrex Worldwide, our GPS Smart Shoe licensee. As of March 28, 2012 Code Amber Alertag has established 292 affiliates in 61 countries and has signed up 25 organizations to sell the Alertag in fundraising events. The Code Amber Alertag portal was recently localized in Spanish and Portuguese for the Latin market and the Company is currently in discussions with distributors and government agencies in Mexico, Brazil and Argentina.

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

Our expansion plans for CANS intersects with our mobile platform strategy.  With the introduction of LOCiMOBILE® products for use with the iPhone and Android phones, we can now offer CANS Mobile on the iPhone, Blackberry and Google web enabled smartphones, thereby significantly increasing our footprint and viewing audience.  This new mobile capability will help expand CANS into a dynamic, real time, intelligent, geo-location aware, altruistic disseminator of vital information.  Leveraging our relationships and two-way GPS technology, we plan to introduce our patent pending data augmentation platform that will cross reference data located at sites such as Facebook, Twitter, MySpace, Code Amber Alertag etc., allowing CANS to distribute in real time, including photos, pertinent geo specific information to web enabled phones.  A subscriber is now able to view on their phone all relevant data and a picture of a missing person that was last seen near their current location.  Moreover, cell phone cameras and Geo-Tagged photos captured by participating subscribers will assist in the information gathering process and hence allow the user to become active participants in the news as opposed to passive observers of events that affect our lives. We believe CANS Mobile will become the digital milk carton, giving every viewer the sum of all known knowledge at the right time and right place, all at the tip of their fingers. CANS along with LOCiMOBILE® helps synthesize our overall mobile platform strategy.

OVERVIEW—REVENUE SOURCES FROM ALL LINES OF BUSINESS

We currently generate revenues from all three of our subsidiaries, from multiple channels, both domestic and international, and from both enterprise customers and consumers. We expect that future revenues can be generated from the following sales sources:

•	License fees derived from exclusive and non exclusive grants for territories and specific vertical markets and for use of our enterprise portal;

•	Product sales, such as the sale of our GPS tracking device in certain footwear applications. For example, in order to retain the exclusive license to use our products in GPS-enabled shoes, Aetrex Worldwide, Inc. is required to purchase a minimum of 156,000 of our GPS devices from us over a four-year period;

•	Non-recurring engineering fees and custom programming services;

•	Professional services and data hosting. For example, users of the Aetrex Worldwide, Inc. GPS enable footwear will have to purchase a monthly subscription from us to use the location services;

•	Monthly recurring wireless data and portal service fees. For example, in order to activate the tracking features of the Aetrex shoes, the user of the shoes will have to purchase a monthly cellular connection plan from GTX California;

•	Sales of our LOCiMOBILE® applications to individual consumers that download our Apps;

•	Device accessory sales, such as adaptors, portable chargers, cases, etc.;

•	Advertising, corporate sponsorships and news feed license fees; and

•	Other advertising revenues, derived from our proprietary content and web services.

EMPLOYEES AND CONSULTANTS

As of December 31, 2011, GTX Corp and its subsidiaries collectively had six (6) employees, two (2) full-time consultants and ten (10) part-time consultants. The employees are not represented by a labor union. We believe that our employee relations are good. We anticipate that we will hire additional key employees in 2012, with selective and controlled growth commensurate with significant increases in revenues. We anticipate that our subsidiaries will continue to extensively use the services of independent contractors and consultants to support expansion, customer service, and business development activities.

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

As of December 31, 2011, we had a working capital deficit of approximately $110,000 and an accumulated deficit of approximately $12,713,000.  In addition, for the year ended December 31, 2011, we had a loss of approximately $1,467,000 and negative cash flow from operating activities of approximately $694,000. Therefore, we will have to obtain additional funding from the sale of our securities or from strategic transactions in order to fund our current level of operations. In November 2009 we entered into an Investment Agreement (the "Investment Agreement") with Dutchess Equity Fund, L.P. (now known as Dutchess Opportunity Fund, II, LP)(“Dutchess”). Under the Investment Agreement, we have the right to put (sell) to Dutchess shares of our common stock until November 2012 (this facility is herein referred to as the "Equity Line"). We have periodically used this facility to provide us with additional working capital. Aside from our Equity Line with Dutchess, we have not identified the sources for additional financing that we may require, and we do not have commitments from third parties to provide this financing. Certain investors may be unwilling to invest in our securities since we are traded on the OTC Bulletin Board and not on a national securities exchange, particularly if there is only limited trading in our common stock on the OTC Bulletin Board at the time we seek financing. There is no assurance that sufficient funding through a financing will be available to us at acceptable terms or at all. Historically, we have raised capital through the issuance of our equity securities. However, given the risks associated with our business, the risks associated with our common stock, the worldwide financial crisis that has severely affected the capital markets, and our status as a small, unknown public company, we expect in the near future, we will have a great deal of difficulty raising capital through traditional financing sources. Therefore, we cannot guarantee that we will be able to raise capital, or if we are able to raise capital, that such capital will be in the amounts needed. Our failure to raise capital, when needed, and in sufficient amounts, will severely impact our ability to continue to develop our business as planned. Any additional funding that we obtain in an equity or convertible debt financing is likely to reduce the percentage ownership of the company held by our existing security holders.

Based on the above factors our auditors have concluded that there is a substantial doubt as to our ability to continue as a going concern.

We have had operating losses since formation and expect to continue to incur net losses for the near term.

Although we were formed in 2002, we have only recently commenced selling our products and, accordingly, have a limited operating history.  As of December 31, 2011, we had an accumulated deficit of approximately $12,713,000.   We have reported net losses of approximately $1,467,000 and $1,679,000 for the years ended December 31, 2011 and 2010, respectively.  We received the first order for our products in September 2008, and we have only generated total revenues of approximately $1,342,000 during the past three fiscal years.  Unless our sales increase substantially in the near future, we anticipate that we will continue to incur net losses in the near term, and we may never be able to achieve profitability.  In order to achieve profitable operations we need to significantly increase our revenues from the sales of product and licensing fees.   We cannot be certain that our business will ever be successful or that we will generate significant revenues and become profitable.

We have limited experience and not an extensive history of operations or sales.

Aetrex Worldwide, Inc., a global leader in pedorthic footwear and foot orthotics, recently introduced a GPS tracking and location shoe for use with senior citizens. Although we believe that the market for this type of location tracking product is significant, the GPS Shoe has only been on the market for a short period of time and is a new technology and has never been on the market. We are unable to estimate what the actual demand will be for the shoe product until it has been on the market for a longer period. As of the date of this Annual Report, we have sold approximately 4,500 tracking devices to Aetrex for use in the shoes, but the actual number of shoes in use is currently still small. In addition, we are also continuously developing and offering other location products in new and rapidly evolving markets (such as our Apps for smartphones). Accordingly, many parts of our business model have not yet been fully tested in the market, and we have limited operating or sales history on which an investor can evaluate our operations and prospects.  To date, we only have preliminary data to support our belief that our products will be accepted by the market and will be able to sustain our business. Accordingly, we are unable to accurately forecast the market acceptance of our existing and future products.  As a result, an investment in our company is highly speculative and no assurance can be given that our business model will be successful and, therefore, that our stockholders will realize any return on their investment or that they will not lose their entire investment.

Our current sources of funding may no longer be available to use, and if additional funding is not available in the future, we will have to limit, scale-back or cease operations.

We currently have limited funds available from which we can fund our current and proposed operating activities. We have periodically used our Equity Line to provide us with additional working capital. However, we have less than 650,000 shares left to sell to Dutchess and the Equity Line will expire later this year. Accordingly, if we are not able to renew the Equity Line, we will not be able to utilize it to supplement our working capital needs for much longer. The amount of funds currently available to us, the limited availability of the Equity Line, and the amount of revenues that we currently generate collectively are not sufficient to fund our operating expenses. As a result, unless our revenues increase significantly in the near future (such as due to a significant increase in the sale of the Aetrex GPS Shoe), we will have to obtain additional public or private equity financings or debt financings in order to continue our operations. In addition to raising capital in a future public offering or in private placements, if our stock price increases, we may receive proceeds from the exercise of some of the currently outstanding warrants. During October 2011, we registered the public resale of 5,720,000 shares that are issuable upon the exercise of outstanding warrants to purchase shares of our common stock at $0.08 per share. There is no assurance that sufficient funding through a financing (or the exercise of warrants) will be available to us at acceptable terms or at all. Any additional funding that we obtain in a financing is likely to reduce the percentage ownership of the company held by our existing security-holders. The amount of this dilution may be substantial based on our current stock price, and could increase if the trading price of our common stock declines at the time of any financing from its current levels. We may also attempt to raise funds through corporate collaboration and licensing arrangements.  To the extent we raise additional capital by issuing equity securities, our stockholders will experience further dilution.  If we raise funds through debt financings, we may become subject to restrictive covenants.  To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or products, or grant licenses on terms that are not favorable to us. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain the needed additional funding, we will have to reduce or even totally discontinue our operations, which would have a significant negative impact on our stockholders and could result in a total loss of their investment in our stock.

Our future capital requirements, and our currently projected operating and liquidity requirements, will depend on many factors, including:

•	The commercial success of the recently introduced Aetrex GPS Shoe;

•	Our ongoing general and administrative expenses related to our being a reporting company;

•	Market acceptance of our LOCiMOBILE® products that are downloaded onto the iPhone, Blackberry, Android and other smartphones, and the revenues generated from users of our smartphone products;

•	Sales revenues generated from the sale of our GPS devices to MNX under our license agreement;

•	The cost of developing and improving our products and technologies;

•	The consummation of one or more licensing agreements with the parties currently considering the release of products based on our technologies; and

•	The sale of devices to our International partners and the corresponding monthly subscription fees.

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

We may not be able to access sufficient funds under our Equity Line with Dutchess when needed.

We entered into the Equity Line with Dutchess in November 2009 in order to enable us to obtain funding from Dutchess if and when we need additional capital. Our ability to put (sell) shares to Dutchess and obtain funds under our Equity Line is limited by the terms and conditions in the Investment Agreement with Dutchess, including restrictions on our ability to put shares to Dutchess to the extent that it would cause Dutchess to beneficially own more than 4.99% of our outstanding shares. As of March 28, 2012, we have sold approximately 11,359,000 shares of the 12,000,000 shares of common stock that are available to us under the Equity Line. In addition, the Equity Line expires in November 2012. Accordingly, we may no longer have the Dutchess Equity Line available to us to supplement our cash needs.

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

We have had only a limited release of our planned wireless locator products and GPS enabled shoe products in their respective markets. In addition, while we are currently a party to certain product development and test agreements to determine if our products can successfully be sold in other territories (i.e. Mexico, Australia, India, Pakistan, Israel, Germany, Canada, etc.) and incorporated into other consumer and commercial products (such as in proprietary GPS enabled transport containers), these agreements are still in the testing phase. There can be no assurances that consumer or commercial demand will meet, or even approach, our expectations. In addition, our pricing and marketing strategies may not be successful. Lack of customer demand, a change in marketing strategy and changes to our pricing models could dramatically alter our financial results.

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

Although GTX California was formed in 2002, until 2009 it was dedicated to the research and development of our products and platform.  Also, since the end of 2009, we have dedicated a significant amount of our resources and energies to the development and release of our LOCiMOBILE® applications. Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in evolving industries. Some of these risks and uncertainties relate to our ability to:

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

We expect continued fluctuations in revenues and expenses.

We have had relatively minor sales to date. We rely heavily on channel partners,a few licensees and telecommunications carriers to sell our products. If any of these relationships change or disrupted, we could lose a significant portion of anticipated revenue.

Our sales will continue to be uncertain and we expect fluctuation in revenues and expenses until we commercially scale our existing contracts, enter into other license agreements that provide us with regular royalties or subscription revenues, or our LOCiMOBILE® applications are continually downloaded by a significant number of users who pay our download fees.

As such, the amount of revenues we receive, if any, from licensing agreements, downloads, etc. will fluctuate and depend upon our customer’s willingness to buy or products, and for our partner’s abilities to sell the products that contain our technology. Accordingly, it is uncertain if and when we will receive future orders from our current and potential future customers.

As with any relatively new business enterprise operating in a specialized and intensely competitive market, we are subject to many business risks which include, but are not limited to, unforeseen negative publicity, competition, product liability and lack of operating experience. Many of the risks may be unforeseeable or beyond our control. There can be no assurance that we will successfully implement our business plan in a timely manner, or generate sufficient interest in our products or services, or that we will be able to market and sell enough products and services to generate sufficient revenues to continue as a going concern.

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

We anticipate that a substantial portion of our future revenue from the sale of our products and services may be derived from customers located outside the United States.  As such, a portion of our sales and operations could be subject to tariffs and other import-export barriers, currency exchange risks and exchange controls, foreign product standards, potentially adverse tax consequences, longer payment cycles, problems in collecting accounts receivable, political instability, and difficulties in staffing and managing foreign operations.  Although we intend to monitor our exposure to currency fluctuations, there can be no assurance that exchange rate fluctuations will not have an adverse effect on our results of operations or financial condition.  In the future, we could be required to sell our products and services in other currencies, which would make the management of currency fluctuations more difficult and expose our business to greater risks in this regard.

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

As part of our strategy, we have acquired or established smaller businesses, and we may do so in the future.   For example, in the past we established our LOCiMOBILE, Inc. subsidiary and purchased our Code Amber News Service, Inc. subsidiary.  Future acquisitions or strategic investments could have a material adverse effect on our business and operating results because of:

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

As of March 28, 2012 our executive officers and directors, in the aggregate, beneficially own shares representing approximately 17.56% of our common stock. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination. On matters submitted to our stockholders for approval, holders of our common stock are entitled to one vote per share. If our executive officers and directors choose to act together, they would have significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these individuals, if they chose to act together, would have significant influence on the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

RISKS RELATED TO AN INVESTMENT IN OUR SECURITIES

The resale of registered shares by Dutchess under the Equity Line and by our other investors could depress the market price of our common stock.

We still have the right to sell approximately 640,000 registered shares to Dutchess under the Equity Line.  In addition, in October 2011, we registered 11,670,000 shares of our common stock for resale, of which 5,950,000 shares are currently outstanding and were issued to certain of the investors in a private placement. The remaining 5,720,000 shares included in the foregoing registration represent the estimated maximum number of shares that may be issued to the investors upon the exercise of the warrants. The resale of these shares into the public market by Dutchess or the investors could depress the market price of our common stock.

Existing stockholders could experience additional dilution upon the issuance of the remaining shares of common stock pursuant to the Equity Line.

Our Equity Line with Dutchess permits us to sell approximately 640,000 additional shares our common stock to Dutchess this year.  If we choose to exercise our put rights to the fullest extent permitted and sell the 640,000 shares of our common stock to Dutchess, our existing stockholders’ ownership will be diluted by such sales.

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

Our certificate of incorporation authorizes the issuance of up to 2,071,000,000 shares of common stock with a $0.001 par value and 10,000,000 preferred shares with a par value of $0.001, of which 75,404,477 common shares were issued and outstanding as of March 28, 2012.  From time to time we may increase the number of shares available for issuance in connection with our equity compensation plans.  Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of preferred stock and may choose to issue some or all of such shares to provide additional financing or acquire more businesses in the future.

Moreover, as of March 28, 2012, we had warrants and options outstanding to purchase an aggregate of 9.2 million shares of our common stock, the exercise of which will further increase the number of outstanding shares.  The issuance of any shares for acquisition, licensing or financing efforts, upon conversion of any preferred stock or exercise of warrants and options, pursuant to our equity compensation plans, or otherwise may result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current stockholders.

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

Our executive, administrative and operating offices are located at 117 W 9th Street, Suite 1214, Los Angeles, California 90015. Our office space is approximately 1,230 square feet and consists of administrative work space for a base rent of $1,265 per month. The lease is currently on a month-to-month basis.

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

A lawsuit was filed against us in October 2009 by a former consultant who claimed we owed approximately $24,000 plus interest and attorney fees for services rendered during 2009 and was dismissed at the request of the plaintiff’s attorney on September 26, 2011.

In January 2011, a lawsuit was filed against the Company by a former independent contractor who claims we owe him $16,250 for services rendered during 2008 and 2009. In February 2012, the courts granted our motion to strike the former independent contractor’s 2nd Amended Complaint as a result of his failing to timely amend after demurrer.

On September 8, 2011, a third-party filed a suit in the United States District Court for the Northern District of California against the Company alleging that certain of the Company’s patents infringed on their patents. The suit was subsequently voluntarily dismissed, and on December 5, 2011 all parties amicably have entered into a multi-patent licensing agreement.

We are not a party to any material legal proceedings. We are not aware of any pending or threatened litigation against us that we expect will have a material adverse effect on our business, financial condition, liquidity, or operating results. However, legal claims are inherently uncertain, and we cannot assure you that we will not be adversely affected in the future by legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. Our common stock is quoted on the over-the-counter market on the OTC Bulletin Board under the symbol “GTXO.” The following table sets forth the high and low sale prices for our common stock on the OTC Bulletin Board for the periods indicated:

	Year Ended
	December 31, 2011
	High	Low
Quarter ended March 31, 2011	$0.100	$0.049
Quarter ended June 30, 2011	$0.150	$0.044
Quarter ended September 30, 2011	$0.100	$0.052
Quarter ended December 31, 2011	$0.100	$0.052

	Year Ended
	December 31, 2010
	High	Low
Quarter ended March 31, 2010	$0.200	$0.140
Quarter ended June 30, 2010	$0.185	$0.115
Quarter ended September 30, 2010	$0.175	$0.105
Quarter ended December 31, 2010	$0.122	$0.060

As of March 27, 2012 the last reported sales price or our common stock on the OTC Bulletin Board was $.09.

Holders of Record. As of March 28, 2012, an aggregate of 75,404,477 shares of our common stock were issued and outstanding and were owned by approximately 140 holders of record, based on information provided by our transfer agent. The foregoing number of record holders does not include any persons who hold their stock in “street name.”

Recent Sales of Unregistered Securities.

During the year ended December 31, 2011, we issued the following shares that were not previously reported on a quarterly report on Form 10-Q or in a current report on Form 8-K: During the fourth quarter of 2011, we issued 1,120,000 shares of common stock to a total of 22 members of management, employees, contractors and consultants, at prices ranging from $0.06 to $0.08 per share, as compensation for services rendered. The foregoing shares were issued in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Re-Purchase of Equity Securities.

None

Dividends.

We have never declared or paid cash dividends on our capital stock and we do not anticipate declaring or paying cash dividends on our capital stock in the foreseeable future. Any payments of cash dividends will be at the discretion of our board of directors, and will depend upon our results of operations, earnings, capital requirements, legal and contractual restrictions, and other factors deemed relevant by our board of directors.

Equity Compensation Plan Information.

On March 14, 2008, we adopted the 2008 Equity Compensation Plan (the “2008 Plan”) pursuant to which we are authorized to grant stock options, stock awards and stock appreciation rights of up to 7,000,000 shares of common stock to our employees, officers, directors and consultants. The 2008 Plan is administered by the Board of Directors of the Company. The following table provides information with respect to outstanding options as of December 31, 2011 pursuant to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

Number of
securities remaining
	Number of		available for future
	securities to		issuance under
	be issued	Weighted-	equity
	upon exercise	average	compensation plans
	of	exercise price	(excluding
	outstanding	of outstanding	securities reflected
	options	options	in column (a))
(a)
2011
Equity compensation plans approved by security holders	2,576,578	$0.272	110,792
Equity compensation plans not approved by security holders	—	—	—
Total	2,576,578	$0.272	110,792

As a result of the cancellation and expiration of options subsequent to December 31, 2011, there are approximately 523,000 options available for issuance under the 2008 Plan as of March 28, 2012.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Business. GTX Corp designs, develops and sells various interrelated and complimentary products and services in the Personal Location Services marketplace, through its three wholly-owned subsidiaries. The company develops and integrates two-way global positioning system (“GPS”) technologies that seamlessly integrate with consumer products and enterprise applications. During the second half of 2011, we commenced delivery of our GPS tracking devices to Aetrex Worldwide, Inc., and we continued to expand our international Apps business.  Our personal location services include the location of missing children through our Code Amber Alerts and location and identification products that we have marketed as part of the Amber Alert platform.

Financial. Revenues from operations have not been sufficient to fund our operating and other expenses. In order to provide us with the funds necessary, from time to time, to cover our operating expenses, on November 16, 2009, we entered into an Investment Agreement with Dutchess Equity Fund, L.P. (now known as Dutchess Opportunity Fund, II, LP). Under that Investment Agreement, we have an Equity Line with the right to put (sell) to Dutchess shares of our common stock until November 2012 (this facility is herein referred to as the "Equity Line"). The aggregate maximum number of shares that we are entitled to sell to Dutchess during the three year term of the Investment agreement is 12,000,000. Certain of the terms of the Investment Agreement were amended on March 11, 2010.

Under the Equity Line, as currently in effect, we may draw on the facility from time to time at our option over a three year period by selling to Dutchess either (a) 200% of the average daily volume (U.S. market only) of the common stock for the three (3) trading days prior to the date of delivery of the applicable put notice, multiplied by the average of the closing prices for such trading days, or (b) any other specified amount, up to $500,000. The purchase price that Dutchess will pay us for the shares that we put (sell) to Dutchess is equal to 94% of the lowest daily volume weighted average price (VWAP) of our common stock during the five consecutive trading day period beginning on the trading day immediately following the date of delivery of the applicable put notice. Our ability to put shares to Dutchess is dependent upon our compliance with certain covenants and a limit that we may not sell to Dutchess any additional shares if Dutchess’ total number of shares beneficially held at that time would exceed 4.99% of our then outstanding number of shares, as determined in accordance with Rule 13d-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have registered the shares that we may sell to Dutchess with the SEC. We are not permitted to draw on the facility unless the registration statement that covers the resale by Dutchess of the shares is then effective. As of the date of this Annual Report we had approximately 640,000 shares available to sell to Dutchess under the Equity Line.

To provide additional funding for our operations, in June 2011, we received proceeds totaling $297,500 from seven accredited investors in a private placement of an aggregate of 5,950,000 units. The foregoing units consisted of 5,950,000 shares of our common stock and warrants to purchase additional shares of common stock. On October 28, 2011, we registered 11,670,000 shares of our common stock for resale by the investors, of which 5,950,000 shares are currently outstanding and were issued to certain of the investors in the private placement. The remaining 5,720,000 shares included in the foregoing registration represent the estimated maximum number of shares that may be issued to the investors upon the exercise of the warrants. The warrants are exercisable at $0.08 per share. The warrants were also issued in private transactions.

Results of Operations

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Annual Report.

Revenues for the fiscal year ended December 31, 2011 (“fiscal 2011”) increased by 56% compared to the fiscal year ended December 31, 2010 (“fiscal 2010”), while operating expenses in fiscal 2011 decreased by 17%. Our fiscal 2011 Net Loss is approximately 13% lower than it was in fiscal 2010 and our fiscal 2011 Net Loss is approximately 31% lower than it was in fiscal 2009.

The following table represents our statement of operations for the years ended December 31, 2011 and 2010:

	Year ended December 31,
	2011		2010
		% of		% of
	$	Revenues	$	Revenues
Revenues	$663,835	100%	$425,144	100%
Cost of goods sold	562,475	85%	221,433	52%
Net profit	101,360	15%	203,711	48%
Operating expenses
Wages and benefits	700,901	106%	990,268	233%
Professional fees	575,913	87%	514,152	121%
Research and development	10,232	2%	67,937	16%
General and administrative	274,188	40%	310,112	73%
Total operating expenses	1,561,234	235%	1,882,469	443%
Loss from operations	(1,459,874)	(220)%	(1,678,758)	(395)%
Other income (expense), net	(6,869)	(1)%	(621)	0%
Net loss	$(1,466,743)	(221)%	$(1,679,379)	(395)%

Revenues

Revenues increased 56% during fiscal 2011 over last year. Revenues were generated by each of our three subsidiaries, from multiple channels, both domestic and international, and from both enterprise customers and consumers. The increase is primarily due to revenues generated from the shipment of approximately 3,000 of our GPS devices to Aetrex for use in Aetrex’s shoes (the “GPS Shoe”). The end-users of the GPS Shoe will be required to pay us a monthly service fee, a portion of which will be shared with Aetrex and Omnilink, the company we retained to provide customer service fulfillment for the GPS Shoes purchased. The GPS Shoe was released for commercial sale by Aetrex in the December 2011, but we did not generate any material monthly service fees in the period ended December 31, 2011. The increase in GPS device sales was offset by a decrease in our Apps revenues which decreased approximately $123,000 or 38% when comparing fiscal 2011 to fiscal 2010. A large portion of subscriber downloads of our Apps in 2011 relate to upgrades by current subscribers, and upgrades are provided free of charge. In addition to revenues generated through the shipment of the Aetrex shoes and from the sale of our Apps, we generate smaller amounts of revenues from the sales of our portal services, hardware product, portal software licensing, platform testing, monthly subscriptions, online advertising revenue, Code Amber annual news feed subscriptions, points of display sponsorships and the sale of Code Amber Alertags.

Cost of goods sold

Cost of goods sold as a percentage of revenues increased from 52% in fiscal 2010 to 85% in fiscal 2011. The increase in cost of goods sold as a percentage of revenues during the year ended 2011 is primarily attributable to the cost of the GPS devices we shipped to Aetrex, as well as costs incurred in generating new business for our portal services. Included in cost of goods sold is the depreciation on the capitalized costs of the Apps, which represents approximately 26% of cost of goods sold during fiscal 2011. Cost of goods sold during fiscal 2010 consisted primarily of the cost to sell the LOCiMOBILE® Apps (approximately 30% of the App revenue generated), as well as depreciation on the capitalized costs of the Apps and the cost of the miniMT and microLOCi devices.

Wages and benefits

Wages and benefits decreased nearly 30% in comparison to 2010 due to our cost cutting efforts, including reductions in staff and management positions, in response to the downturn in the U.S. and global economy. These reductions in overhead will remain in place as we maintain a low-overhead approach to operations that will scale as operations require.

Professional fees

Professional fees consist of costs attributable to consultants and contractors who primarily spend their time on sales, marketing and the development of technology; investor relations; legal fees relating to general corporate matters and our patent applications; and accounting expenses. Such costs increased 12% in fiscal 2011 compared to fiscal 2010 due primarily to continued marketing efforts of our various products and legal and accounting fees incurred in conjunction with filing a Registration Statement with the SEC in October 2011.

Research and development

Research and development expense consists of costs attributable to consultants and contractors who primarily spend their time on the design, engineering and process development of our personal location services platform, GPS Shoe and LOCiMOBILE® applications for smartphones and the iPad. Research and development expense decreased 85% in fiscal 2011 compared to fiscal 2010 due to our platform being substantially completed during April 2010. Upon completion of the platform we no longer recorded the costs to research and development. Likewise, upon reaching technological feasibility on our LOCiMOBILE® applications, we no longer recorded the costs to research and development and instead began capitalizing the applicable costs as software development and we expense the related depreciation as cost of goods sold.

General and administrative

General and administrative expenses consist primarily of corporate administrative costs, depreciation, occupancy costs, insurance, legal, website development, accounting, trade shows and travel. General and administrative expense decreased 12% in fiscal 2011 compared to fiscal 2010 due to reductions in insurance, depreciation, and occupancy costs, as well as, overall cost cutting efforts throughout the Company.

Other income (expense), net

Other income (expense), net for fiscal 2011 is primarily attributable to discount amortization, derivative income and the gain on conversion of our convertible promissory notes. The derivative income represents the net unrealized (non-cash) change during the period in the fair value of our derivative liabilities related to embedded derivatives in our convertible promissory notes that have been bifurcated and accounted for separately. Additionally, during fiscal 2011, a total of $97,000 of our convertible promissory notes (plus interest of approximately $4,000) were converted, resulting in a gain on conversion of approximately $10,000. The financial instruments that resulted in the derivative liability and debt discounts were not in place during the majority of fiscal 2010. Interest income generated during the same period in 2010 was minor and related to interest earned on money market accounts. As of December 31, 2011, all the convertible promissory notes were extinguished in full, leaving the Company with no outstanding debt.

Net loss

Net loss during fiscal 2011 decreased approximately 13% in comparison to the net loss incurred during fiscal 2010. The decrease is primarily due to efforts to maintain and/or cut costs in regards to wages, professional fees and general and administrative expenses.

Liquidity and Capital Resources

As of December 31, 2011, we had approximately $92,000 in cash, $281,000 of other current assets, and current liabilities of approximately $563,000, resulting in a working capital deficit of approximately $190,000 compared to approximately $66,000 in cash and a working capital deficit of approximately $335,000 as of December 31, 2010.

Our net loss decreased to $1,467,000 for fiscal 2011 compared to a net loss of $1,679,000 for fiscal 2010.  Net cash used in operating activities was approximately $666,000 for fiscal 2011 compared to approximately $843,000 for fiscal 2010.  Net cash used in operating activities was substantially less than our net loss primarily due to $515,000 of stock based compensation, consisting of option and warrant expense and common stock, rather than cash, that was used to pay consultants and employees, $196,000 of depreciation and amortization, the accrual of management’s salaries, an increase in accounts payable, a reduction in both management and support staff.

Net cash used in investing activities during fiscal 2011 and 2010 was approximately $68,000 and $157,000, respectively and consisted primarily of payments for the development of our LOCiMOBILE® products and the purchase of equipment.

Net cash provided by financing activities during fiscal 2011 and 2010 was approximately $759,000 and $612,000, respectively and primarily consists of proceeds received from the sale of shares from the Equity Line financing agreement that we have established with Dutchess Equity Fund, L.P. (now known as Dutchess Opportunity Fund, II, L.P.). During fiscal 2011, we sold 6,905,022 shares of common stock to Dutchess at prices ranging from $0.05 - $0.08 per share in connection with our Equity Line, resulting in net proceeds of approximately $471,000. During fiscal 2010, we sold 2,338,836 shares of common stock to Dutchess at prices ranging from $0.176 - $0.100 per share in connection with our Equity Line, resulting in net proceeds of approximately $298,000. Since December 31, 2011, we have sold to Dutchess 2,115,497 additional shares of our common stock at prices ranging from $ 0.07 - $.0749 per share for net proceeds of approximately $152,000. Additionally, during June 2011 we received proceeds totaling $297,500 from the sale of 5,950,000 units in a private placement. The units consisted of 5,950,000 shares of our common stock and 5,720,000 warrants to purchase additional shares of common stock, exercisable at $0.08 per warrant. In October 2011, we registered the resale by the investors of the foregoing securities that were sold in the private placement. If these warrants are exercised, we will receive additional capital from the sale of the underlying shares.

Because revenues from our operations have, to date, been insufficient to fund our working capital needs, we currently rely on the cash we receive from our financing activities as well as the Equity Line with Dutchess to fund our capital expenditures and to support our working capital requirements.  Although we anticipate that revenues from the GPS Shoe that was released at the end of fiscal 2011 will increase substantially in 2012 and that we will receive additional revenues under our other licenses, the amount and timing of such revenues is unknown. For our internal budgeting purposes, we have assumed that such revenues will not be sufficient to fund all of our planned operating and other expenditure. In addition, our actual cash expenditures may exceed our planned expenditures, particularly if we invest in the development of improved versions of our existing products and technologies, and if we increase our marketing expenses.   Accordingly, we anticipate that we will have to raise additional capital in order to fund our operations in 2012. Because the Company does not have binding commitments for such financing, our auditors have concluded that there is substantial doubt as to our ability to continue as a going concern.

Since we entered into the Investment Agreement with Dutchess in November 2009 in connection with the Equity Line, we have sold to Dutchess 11,359,355 shares of our common stock (at prices ranging from $0.176 - $0.050 per share) for net proceeds of approximately $919,000. We anticipate that we will continue to, from time to time, draw on the Equity Line to provide additional funding, although the amount of such additional funding will be limited since we can only sell up to approximately 640,000 additional shares under the Equity Line. Accordingly, the amount of funds we will be able to obtain under the Equity Line is not expected to be sufficient to fund our anticipated working capital deficits.

We are currently a party to two licensing agreements (Aetrex and MNX) and three international distributor agreements. During 2012, we anticipate that we will generate increased revenues from these licensing agreements and from our current and potential international distributors that are currently evaluating our platform. However, we expect to incur continued losses until these and our other revenue initiatives collectively generate substantial revenues.  No assurance can be given that our current contractual arrangements and the revenues from our GPS Shoes, device sales, subscriptions, Alertags, software licensing, or our smart phone or tablet Apps will be sufficient to fund our anticipated working capital needs by the end of calendar year 2012.

In addition to continuing to incur normal operating expenses, we intend to continue our research and development efforts for our various technologies and products, including hardware, software, interface customization, and website development, and we also expect to further develop our sales, marketing and manufacturing programs associated with the commercialization, licensing and sales of our GPS devices and technology, and the commercialization of the LOCiMOBILE® applications for GPS enabled handsets.

Our funding requirements will depend on numerous factors, including:

•	Costs involved in the completion of the hardware, software, interface customization and website development necessary to continue the commercialization of our products;
•	The costs of outsourced manufacturing;
•	The costs of licensing activities, including product marketing and advertising; and
•	Revenues derived from product sales and the licensing of our technology, the sale of GPS enabled shoes in conjunction with the Aetrex Licensing Agreement, the sales of the LOCiMobile® applications for GPS enabled handsets, the sale of Alertags and advertising sales from CANS.

As noted above, based on budgeted revenues and expenditures, planned sales of stock via potential private placements or the exercise of outstanding stock warrants, proceeds from the Equity Line, the use of stock to pay for services and other measures to preserve cash, we believe that we will have sufficient liquidity to satisfy our cash requirements for the next twelve months.   However, if our actual expenses increase beyond our existing financial resources, we will have to access funding through the sale of additional equity or debt securities.  In any event, we expect that unless our sales increase significantly, we will need to raise additional funds during 2012, either through the Equity Line or otherwise.  The sale of additional equity securities will result in additional dilution to our existing stockholders. Sale of debt securities could involve substantial operational and financial covenants that might inhibit our ability to follow our business plan.  We have not identified the sources for the additional financing that we will require, and there is no assurance that sufficient funding through a financing will be available to us at acceptable terms or at all. Any additional funding that we obtain in a financing is likely to reduce the percentage ownership of the company held by our existing security-holders. The amount of this dilution may be substantial based on our current stock price, and could increase if the trading price of our common stock declines at the time of any financing from its current levels. We may also attempt to raise funds through corporate collaboration and licensing arrangements.  To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to grant licenses on terms that are not favorable to us. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain the needed additional funding, we may have to further reduce our current level of operations, or may even have to totally discontinue our operations.

We are subject to many risks associated with early stage businesses, including the above discussed risks associated with the ability to raise capital. Please see the section entitled “Risk Factors” for more information regarding risks associated with our business.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations as of December 31, 2011:

	Payments due by period
		Less than 1	1-3	More than
	Total	year	years	3 years
Licensing agreement	$12,500	$12,500	$-	$-
Total	$12,500	$12,500	$-	$-

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

Product Warranty

The Company’s warranty policy provides repair or replacement of products (excluding GPS Shoe devices) returned within ninety days of purchase. Warranty liabilities are recorded at the time of sale for the estimated costs that may be incurred under our standard warranty. As of December 31, 2011, products returned for repair or replacement have been immaterial. Accordingly, a warranty liability has not been deemed necessary. The GPS Shoe devices are covered under the manufacturer’s standard limited warranty which covers any defects in materials and workmanship for a period of 12 months following the purchase of the device by the customer.

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

Intangible Assets

The Company records identifiable intangible assets acquired from other enterprises or individuals in an “arm’s length” transaction at cost. Intangible assets consist primarily of a licensing agreement enabling the Company to sell its GPS-related vehicle tracking software and services and the purchase price of Code Amber, LLC in 2008. The Company evaluates its intangible assets for impairment on a regular basis and writes down the assets to net realizable value as deemed necessary.

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

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board ("FASB") issued amended guidance on fair value measurement and related disclosures. The new guidance clarified the concepts applicable for fair value measurement of non-financial assets and requires the disclosure of quantitative information about the unobservable inputs used in a fair value measurement. This guidance will be effective for reporting periods beginning after December 15, 2011, and will be applied prospectively. We do not anticipate a material impact on our consolidated financial statements as a result of the adoption of this amended guidance.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation.

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

Management, with the participation of our principal executive and financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

During 2011, we strengthened our internal procedures relating to cash disbursements and reporting. Such procedures include (1) increased review and approval of payables and cash disbursements by our Chief Executive Officer and head of the Audit Committee on the Board of Directors, and (2) review of cash flow projections, profit and loss reports and the balance sheet by the Chief Executive Officer and the head of the Audit Committee on the Board of Directors, in addition to the Chief Financial Officer. Implementation of these new procedures resulted in improvements in our internal controls over financial reporting by providing greater oversight of our financial position on a timelier basis.

Except as referred to above, there have been no changes in our internal controls over financial reporting that occurred during the annual reporting period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth information regarding our executive officers and directors.

Name	Position Held	Age	Date First Appointed
Patrick E. Bertagna	President, Chief Executive Officer and Chairman of the Board	48	March 14, 2008
Alex McKean	Interim Chief Financial Officer	48	October 3, 2011
Christopher M. Walsh	Chief Operating Officer	62	March 14, 2008
Louis Rosenbaum	Director	61	March 14, 2008
Andrew Duncan	Director, Audit Committee Member, Corporate Secretary and Treasurer	47	April 2, 2010
Greg Provenzano	Director, Audit Committee Member	50	April 2, 2010
Patrick Aroff	Director	49	March 14, 2008

Biographical Information

The following describes the backgrounds of current executive officers and directors. Our Board of Directors has determined that all of our directors other than Mr. Bertagna are independent directors as defined in the Nasdaq rules governing members of boards of directors.

Mr. Bertagna is the sole director and the Chief Executive Officer of GTX California, LOCiMOBILE, Inc. and Code Amber News Service, Inc., and Mr. McKean is the Interim Chief Financial Officer of each of those subsidiaries.

Patrick E. Bertagna – Director, Chief Executive Officer, President and Chairman of the Board

Mr. Bertagna was the founder of GTX California in September 2002 and has since served as its Chief Executive Officer, President and Chairman of the Board of Directors of GTX. He is co-inventor of the company’s patented GPS footwear technology. His career spans over 30 years in building companies in both technology and consumer branded products.

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

Mr. Bertagna has extensive knowledge of: the manufacturing industry, internet software development, building intellectual property and overall experience in growing early stage high-tech companies. As a founder of GTX California and co-inventor of the GPS Shoe, this knowledge enables Mr. Bertagna to be uniquely qualified to be on the Board of Directors.

Alex McKean – Interim Chief Financial Officer

Mr. McKean became Interim Chief Financial Officer in October 2011. He is currently also the Chief Financial Officer of Encore Brands, Inc., a position he has held since October 2009.  Previous to that, he acted as an independent management consultant under his own firm, McKean Financial Consulting as well as an independent contractor with Robert Half International and Ajilon Finance. Prior to establishing his own firm, during 2004-2007 Mr. McKean was with Parson Consulting working in such areas as: strategy, financial modeling, SEC filings, process management and Sarbanes Oxley. Mr. McKean has held positions as a Controller and VP of Finance at 24:7 Film from 2002-2004, VP of Finance at InternetStudios.com from 2000-2002, Director of FP&A/SVP at Franchise Mortgage Acceptance Company from 1998-2000, as Corporate Accounting Manager/Treasurer of Polygram Filmed Entertainment from 1996-1998 and Assistant Treasurer/Controller for State Street Bank from 1989-1996.

Mr. McKean holds an International MBA from Thunderbird's School of Global Management and undergraduate degrees in Finance and Political Science from Trinity University.

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

Andrew Duncan – Director, Member of Audit Committee, Corporate Secretary and Treasurer

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

Greg Provenzano – Director, Member of Audit Committee

Mr. Provenzano has spent over 25 years in the electronic components and design solutions business. He currently is the President at WPG Americas, the North American division of WPG Holdings. Prior to his current position, from July 2002 until July 2005, Mr. Provenzano served as Senior Vice President and Regional President of Memec Americas (now AVNET Electronics Company). From 1997 until 2002, he was President and Chief Executive Officer of Memec Insight, Inc.

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

After leaving a successful advertising career of 18 years in June 2003, Mr. Aroff started a residential and commercial real estate development company. In June 2004, Mr. Aroff co-founded Encore Brands, LLC, a beverage company, where he served as its Chief Executive Officer and a Managing Member until October 2008. Since 2008 Mr. Aroff has been providing brand consulting and development services to the beverage industry including formula concepts, brand names, packaging and marketing.

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

Based solely on its review of the copies of reporting forms received by the company, the company believes that the following Forms 3 and 4 were filed later than is required under Section 16(a) of the Securities Exchange Act of 1934:

•	On January 24, 2011, several of our directors and officers were granted shares for services, however none of them timely filed a Form 4 for the issuance. On March 25, 2011, Form 4s were filed for each officer and director for the issuances: Christopher Walsh – 250,000 shares, Murray Williams (former CFO) – 250,000 shares, Andrew Duncan – 200,000 shares, Patrick Bertagna – 250,000 shares, Louis Rosenbaum – 130,000 shares and Patrick Aroff – 100,000 shares.
•	On August 17, 2011, Murray Williams, our former CFO, purchased 200,000 shares of our common stock in connection with our June 2011 private placement, however a Form 4 was not timely filed. On August 31, 2011 a Form 4 was filed for Mr. Williams.
•	On August 26, 2011, Andrew Duncan was granted 350,000 shares of our common stock for services rendered, however a Form 4 was not timely filed. On September 23, 2011 a Form 4 was filed for Mr. Duncan.
•	Alex McKean became our Interim Chief Financial Officer in October 2011. On December 2, 2011, Mr. McKean was granted 100,000 shares of our common stock as a signing bonus for being the Company’s Interim Chief Financial Officer. On January 20, 2012 a Form 3 was filed for Mr. McKean to report the foregoing events.
•	On December 23, 2011, several of our directors and officers were granted shares for services, however none of them timely filed a Form 4 for the issuance. On January 10, 2012, Form 4s were filed for each officer and director for the issuances: Christopher Walsh –15,000 shares, Gregory Provenzano – 15,000 shares, Andrew Duncan – 15,000 shares, Patrick Bertagna – 15,000 shares, Louis Rosenbaum – 15,000 shares and Patrick Aroff – 15,000 shares.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table. The following table sets forth the compensation for the fiscal years ended December 31, 2011 and 2010 for services rendered to us by all persons who served as our Chief Executive Officer, our Chief Financial Officer in 2011 and most highly compensated executive officers other than our Chief Executive Officer and Chief Financial Officer during 2011 (collectively, the “Named Executive Officers”) who received compensation in excess of $100,000 in either 2010 or 2011.

Summary Compensation Table

				Stock		Option		All Other
Name and	Fiscal Year	Salary	Bonus	Awards		Awards		Compensation	Total
Principal Position	Ended 12/31	($)	($)	($)		($)(5)		($)(6)	($)
Patrick Bertagna(1)	2011	85,000	–	104,493	(1)	–		17,210	206,703
	2010	122,000	–	60,500	(1)	13,599	(1)	–	196,099

Alex McKean(2)	2011	7,815	–	8,000	(2)	–		–	15,815

Christopher Walsh(3)	2011	37,625	–	75,225	(3)	–		–	112,850
	2010	85,000	–	31,000	(3)	8,369	(3)	–	124,369

Murray Williams(4)	2011	140,333	–	37,543	(4)	–		11,311	189,187
	2010	118,000	–	31,000	(4)	8,369	(4)	–	157,369

(1)	Mr. Bertagna, our Chief Executive Officer was granted 250,000 shares of common stock valued at $0.0561 per share on January 25, 2011, 509,000 shares of common stock valued at $0.0575 per share on April 1, 2011, 1,200,000 shares of common stock valued at $0.05 per share on June 23, 2011 and 15, 000 shares of common stock valued at $0.08 per shares on December 23, 2011. During 2010, Mr. Bertagna was granted 150,000 shares of common stock valued at $0.17 per share on March 24, 2010, 250,000 shares of common stock valued at $0.14 per share on July 7, 2010 and 195,000 options with a strike price of $0.17 per option on March 24, 2010 (which vest at a rate of 16,250 shares per monthly beginning April 1, 2010 through March 1, 2011). As of December 31, 2011 and 2010, $51,250 and $46,600, respectively of Mr. Bertagna’s salary was accrued to preserve cash for other working capital needs. The 1,200,000 shares of common stock granted on June 23, 2011 noted above was issued as payment for accrued wages valued at $60,000.
(2)	Mr. McKean was named our Interim Chief Financial Officer on October 3, 2011. Mr. McKean was granted 100,000 shares of common stock valued at $0.08 per share on December 2, 2011.
(3)	Mr. Walsh, our Chief Operating Officer was granted 250,000 shares of common stock valued at $0.0561 per share on January 25, 2011, 1,200,000 shares of common stock valued at $0.05 per share on June 23, 2011 and 15, 000 shares of common stock valued at $0.08 per shares on December 23, 2011. During 2010, Mr. Walsh was granted100,000 shares of common stock valued at $0.17 per share on March 24, 2010, 100,000 shares of common stock valued at $0.14 per share on July 7, 2010 and 120,000 options with a strike price of $0.17 per option on March 24, 2010 (which vest at a rate of 10,000 shares per month beginning April 1, 2010 through March 1, 2011). As of December 31, 2011 and 2010, $43,500 and $47,125, respectively of Mr. Walsh’s salary was accrued to preserve cash for other working capital needs. The 1,200,000 shares of common stock granted on June 23, 2011 noted above was issued as payment for accrued wages valued at $60,000.
(4)	Mr. Williams was our Chief Financial Officer in 2010 and in 2011 until October 3, 2011. During 2011 Mr. Williams was granted 250,000 shares of common stock valued at $0.0561 per share on January 25, 2011 and 409,000 shares of common stock valued at $0.0575 per share on April 1, 2011. During 2010, Mr. Williams was granted 100,000 shares of common stock valued at $0.17 per share on March 24, 2010, 100,000 shares of common stock valued at $0.14 per share on July 7, 2010 and 120,000 options with a strike price of $0.17 per option on March 24, 2010 (which vest at a rate of 10,000 shares per month beginning April 1, 2010 through March 1, 2011).
(5)	The values shown in this column represent the aggregate grant date fair value of equity-based awards granted during the fiscal year, in accordance with FASB ASC Topic 718. For additional information on the valuation assumptions with respect to the option grants, refer to Notes 2 and 8 of our financial statements in this Annual Report. These amounts reflect our accounting expense for these awards, which is being expensed over the one-year vesting period of the option awards, and do not correspond to the actual value that may be recognized by the named executive from these awards.
(6)	The values shown in this column include additional employee benefits paid including travel, health insurance, auto lease payments and cellular phone service.

Outstanding Equity Awards

The following table sets forth information as of December 31, 2011 concerning unexercised options, unvested stock and equity incentive plan awards for the Named Executive Officers.

Outstanding Equity Awards at Fiscal Year-End

										Equity
										Incentive
									Equity	Plan
									Incentive	Awards:
									Plan	Market
								Market	Awards:	or Payout
								Value	Number	Value
				Equity				of	of	of
				Incentive				Shares	Unearned	Unearned
				Plan			Number	or	Shares,	Shares,
				Awards:			of Shares	Units	Units	Units
				Number of			or Units	of	or Other	or Other
	Number of		Number of	Securities			of	Stock	rights	Rights
	Securities		Securities	Underlying			Stock	That	That	That
	Underlying		Underlying	Unexercised			That	Have	Have	Have
	Unexercised		Unexercised	Unearned	Option Exercise	Option	Have Not	Not	Not	Not
	Options (#)		Options (#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable		Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
Patrick	150,000	(1)	—	—	$.75/share	2012-2014	—	—	—	—
Bertagna	54,000	(2)	—	—	$.18/share	2013	—	—	—	—
	120,000	(3)	—	—	$.17/share	2013-2014	—	—	—	—
	75,000	(4)	—	—	$.17/share	2013-2014	—	—	—	—
Christopher	54,000	(2)	—	—	$.18/share	2013	—	—	—	—
Walsh	120,000	(3)	—	—	$.17/share	2013-2014	—	—	—	—
Murray	54,000	(2)	—	—	$.18/share	2013	—	—	—	—
Williams	120,000	(3)	—	—	$.17/share	2013-2014	—	—	—	—

(1)	For his services as a member of the board of directors, on March 16, 2008 Patrick Bertagna received an option to purchase up to 150,000 shares of common stock at $0.75 per share. Options to purchase 50,000 shares vested on March 16, 2009, and the remaining options to purchase 100,000 vest at a rate of 4,167 each month for the 23 months beginning on April 16, 2009 and the remaining 4,159 Options vested on March 16, 2011. The options expire on the third anniversary of the vesting date.
(2)	On November 17, 2009, each officer received an option to purchase up to 54,000 shares of common stock at $0.18 per share. The 54,000 options vested at a rate of 4,500 each month for the 12 months beginning on January 1, 2010. The options expire on the third anniversary of the vesting date.
(3)	On March 24, 2010, each officer received an option to purchase up to 120,000 shares of common stock at $0.17 per share. The 120,000 options vested at a rate of 10,000 each month for the 12 months beginning on April 1, 2010. The options expire on the third anniversary of the vesting date.

(4)	For his services as a member of the board of directors, on March 24, 2010 Patrick Bertagna received an option to purchase up to 75,000 shares of common stock at $0.17 per share. The 75,000 options vest at a rate of 6,250 each month for the 12 months beginning on April 1, 2010. The options expire on the third anniversary of the vesting date.

(5)	Mr. Williams was our Chief Financial Officer until October 3, 2011. In accordance with his stock option agreements, all of his options expired unexercised and were cancelled on January 3, 2012.

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

The following table summarizes the compensation of each of our directors who is not also a named executive officer for their service as a director for the year ended December 31, 2011. The compensation of Mr. Bertagna, who serves as a director and as our Chief Executive Officer, is described above in the Summary Compensation Table.

DIRECTOR COMPENSATION

					Change in
					Pension Value
	Fees				and
	Earned			Non-Equity	Nonqualified
	or Paid	Stock	Option	Incentive Plan	Deferred	All Other
	in Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)	($)	($)	Earnings	($)	($)

Louis Rosenbaum(2)	—	8,493	—	N/A	N/A	N/A	8,493

Andrew Duncan(3)	—	42,820	—	N/A	N/A	N/A	42,820

Greg Provenzano(4)	—	6,950	—	N/A	N/A	N/A	6,950

Patrick Aroff(5)	—	6,810	—	N/A	N/A	N/A	6,810

(1)	Reflects compensation earned for special services rendered to the company.
(2)	Mr. Rosenbaum had 2,390,165 shares of common stock and 315,000 options outstanding as of December 31, 2011.
(3)	Mr. Duncan had 770,329 shares of common stock and 75,000 options outstanding as of December 31, 2011.
(4)	Mr. Provenzano had 250,658 shares of common stock and 82,500 options outstanding as of December 31, 2011.
(5)	Mr. Aroff had 496,575 shares of common stock and 255,000 options outstanding as of December 31, 2011.

Employment Agreements

The following are summaries of the employment agreements with the Company’s executive officers:

Patrick E. Bertagna, our Chief Executive Officer and President, is employed pursuant to a written agreement dated as of March 14, 2008. The agreement has a term of two years; provided however, that it is automatically extended for additional one-year periods unless either party provides written notice to the contrary at least 60 days prior to the end of the term then in effect. Mr. Bertagna has requested that his employment agreement be reviewed and revised by the Board of Directors. Until his new employment agreement is completed, Mr. Bertagna will remain employed under the current agreement. As such, Mr. Bertagna receives a base salary of $150,000 per year, however, in order to preserve cash for other working capital needs, Mr. Bertagna has agreed to accrue portions of his salary in the past and he is continuing to do so in 2012. During June 2011, Mr. Bertagna was issued 1,200,000 shares (valued at $60,000) of the Company’s common stock as payment for a portion of his salary that had been accrued since 2009. He is entitled to adjustments to his base salary based on certain performance standards, at the Company’s discretion, as follows: (i) a bonus in an amount not less than fifteen percent (15%) of yearly salary, to be paid in cash or stock, if the Company has an increase in annual revenues and Mr. Bertagna performs his duties within the time frame budgeted for such duties at or below the cost budgeted for such duties and (ii) a bonus, to be paid in cash or stock at the Company’s sole discretion, equal to $12,500 for every one million of the Company’s outstanding common stock purchase warrants that are exercised.

As a signing bonus, Mr. Bertagna was granted 150,000 shares of the Company’s common stock pursuant to the Company’s 2008 Equity Compensation Plan. In addition, he was granted Incentive Stock Options to purchase up to 750,000 shares of our common stock pursuant to the 2008 Equity Compensation Plan. Mr. Bertagna agreed to cancel the 750,000 options on September 1, 2010. Incentive Stock Options granted in December 2008 to purchase 25,000 shares of our common stock expired in December 2011.

Mr. Bertagna may also participate in any and all benefits and perquisites as are generally provided for the benefit of executive employees. The agreement terminates on his death, incapacity (after 180 days), resignation or cause as defined in the agreement. If he is terminated without cause, he is entitled to base salary, all bonuses otherwise applicable, and medical benefits for twelve months.

Alex McKean, became the Company’s Interim Chief Financial Officer on October 3, 2011 and is not employed pursuant to a formal employment agreement. As a signing bonus, Mr. McKean was granted 100,000 shares of our common stock. Said shares are subject to restrictions upon transfer pursuant to Rule 144, as promulgated under the Securities Act of 1933, as amended.

Christopher M. Walsh, our Chief Operating Officer, is employed pursuant to a written agreement dated as of March 14, 2008. The agreement has a term of two years; provided however, that it is automatically extended for additional one-year periods unless either party provides written notice to the contrary at least 60 days prior to the end of the term then in effect. Mr. Walsh shall receive a base salary of $120,000 per year during the first year of employment and $150,000 per year during the second year of employment, however, in order to preserve cash for other working capital needs, Mr. Walsh agreed to accrue portions of his salary in 2009, 2010 and 2011, and he is continuing to do so in 2012. During June 2011, Mr. Walsh was issued 1,200,000 shares (valued at $60,000) of the Company’s common stock as payment for a portion of his salary that had been accrued since 2009. He is entitled to adjustments to his base salary based on certain performance standards, at the Company’s discretion, as follows: (i) a bonus in an amount not to exceed fifty percent (50%) of yearly salary, to be paid in cash or stock, if the Company has in increase in annual revenues and Mr. Walsh performs his duties within the time frame budgeted for such duties at or below the cost budgeted for such duties and (ii) a bonus, to be paid in cash or stock at the Company’s sole discretion, equal to $10,000 for every one million of the Company’s outstanding common stock purchase warrants that are exercised.

As a signing bonus, Mr. Walsh was granted 50,000 shares of the Company’s common stock pursuant to the Company’s 2008 Equity Compensation Plan. In addition, he was granted Incentive Stock Options to purchase up to 750,000 shares of our common stock pursuant to the 2008 Equity Compensation Plan. Mr. Walsh agreed to cancel the 750,000 options on September 1, 2010. Incentive Stock Options granted in December 2008 to purchase 25,000 shares of our common stock expired in December 2011.

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

The following table sets forth certain information as of March 28, 2012, regarding the beneficial ownership of our common stock by (i) each stockholder known by us to be the beneficial owner of more than five percent of our common stock, (ii) by each of our executive officers named in the Summary Compensation Table and our directors and (iii) by all of our executive officers and directors as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned. Unless otherwise noted in the table, the address for each of the persons identified is 117 W 9th Street; Suite 1214, Los Angeles, CA 90015. Beneficial ownership is calculated based upon 75,404,477 shares of common stock issued and outstanding as of March 28, 2012.

	Amount and Nature
Name and Address	of Beneficial		Percent
of Beneficial Owner	Ownership(1)		of Common Stock
Patrick E. Bertagna(2) CEO and Chairman of the Board	5,388,128 shares		7.11%

Alex McKean(3) Interim Chief Financial Officer	120,000 shares		0.16%

Christopher Walsh(4) Chief Operating Officer	1,885,836 shares		2.50%

Louis Rosenbaum(5) Director	2,655,165 shares		3.51%

Andrew Duncan(6) Director, Corporate Secretary and Treasurer	845,329 shares		1.12%

Greg Provenzano(7) Director	333,158 shares		0.44%

Patrick Aroff(8) Director	701,575 shares		0.93%

Murray Williams(9) Former Chief Financial Officer	1,376,500 shares		1.83%

All directors and named executive officers as a group (8 persons)	13,305,691 shares	(10)	17.56%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding.
(2)	The 5,388,128 shares beneficially owned include 5,039,128 shares of common stock, and 349,000 stock options.
(3)	The 120,000 shares beneficially owned consist solely of common stock.
(4)	The 1,885,836 shares beneficially owned include 1,711,836 shares of common stock and 174,000 stock options.
(5)	The 2,655,165 shares beneficially owned include 2,390,165 shares of common stock and 265,000 stock options.
(6)	The 845,329 shares beneficially owned include 770,329 shares of common stock and 75,000 stock options.
(7)	The 333,158 shares beneficially owned include 250,658 shares of common stock and 82,500 stock options.
(8)	The 701,575 shares beneficially owned include 496,575 shares of common stock and 205,000 stock options.
(9)	The 1,376,500 shares beneficially owned include 1,176,500 shares of common stock and 200,000 warrants to purchase our common stock at $0.08 per share. The warrants are exercisable until February 14, 2014.

(10)	Includes 1,150,500 shares of our common stock issuable upon exercise of options.

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

Related Party Transactions. There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Securities and Exchange Commission Regulation S-K., other than as follows: During January 2011, we entered into a $30,000 short-term loan payable agreement with Louis Rosenbaum, a member of our board of directors. The loan bore interest at 8% per annum and was due on April 25, 2011. The loan was repaid in full during May 2011. During August 2011, the Company borrowed $30,000 and $5,000 from Louis Rosenbaum, a director, and Murray Williams, the Company’s former Chief Financial Officer, respectively. The loans bore interest at 8% per annum and were repaid in full during November 2011.

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

The Audit Committee has appointed LBB & Associates Ltd., LLP as our independent registered public accounting firm. The following table shows the fees that were paid or accrued by us for audit and other services provided by LBB & Associates Ltd., LLP:

	2011	2010
Audit Fees (1)	$50,550	$55,880
Audit-Related Fees (2)	2,725	-
Tax Fees (3)	-	-
All Other Fees	-	-
Total	$53,275	$55,880

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our quarterly financial statements and those services normally provided in connection with statutory or regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. This information is presented as of the latest practicable date for this annual report.
(2)	Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.” This category primarily includes services relating to our Registration Statement filed with the Securities Exchange Commission during 2011.
(3)	LBB & Associates Ltd., LLP does not provide us with tax compliance, tax advice or tax planning services.
51

All audit related services, tax services and other services rendered by LBB & Associates Ltd., LLP were pre-approved by our Board of Directors or Audit Committee. The Audit Committee has adopted a pre-approval policy that provides for the pre-approval of all services performed for us by LBB & Associates Ltd., LLP. The policy authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services. Pursuant to this policy, the Board delegated such authority to the Chairman of the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

The Company’s financial statements and related notes thereto are listed and included in this Annual Report beginning on page F-1. The following exhibits are filed with, or are incorporated by reference into, this Annual Report.

Exhibit Number	Description

3.1	Articles of Incorporation of the Registrant filed with the State of Nevada on April 7, 2006 (2)
3.2	Amended and Restated Bylaws of the Registrant(3)
4.1	2008 Equity Compensation Plan(7)
10.1	Employment Agreement between the Registrant and Patrick E. Bertagna dated March 14, 2008(3)
10.2	Employment Agreement between the Registrant and Christopher M. Walsh dated March 14, 2008(3)
10.3	Employment Agreement between the Registrant and Murray Williams dated March 14, 2008(3)
10.4	Registration Rights Agreement, dated November 16, 2009, between the Registrant and Dutchess Equity Fund, LP. (6)
10.5	Form of Securities Purchase Agreement (August 2011 Private Placement)(8)
10.6	Form of Warrant Agreement (August 2011 Private Placement)(8)
10.7	Form of Subscription Application (August 2011 Private Placement)(8)
14.1	Code of Business Conduct and Ethics(3)
21.1	Subsidiaries (4)
23.1	Consent of LBB & Associates Ltd., LLP(1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document(2)
101.SCH	XBRL Taxonomy Extension Schema(2)
101.CAL	XBRL Taxonomy Extension Calculation(2)
101.DEF	XBRL Taxonomy Extension Definition(2)
101.LAB	XBRL Taxonomy Extension Label(2)
101.PRE	XBRL Taxonomy Extension Presentation(2)

* Filed herewith.

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated March 30, 2010.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 as filed December 12, 2006.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8K dated March 20, 2008.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated March 20, 2009.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8K dated November 18, 2009.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8K dated March 17, 2010.
(7)	Previously filed on May 22, 2008 as an exhibit to our Registration Statement on Form S-8, File No. 333-151114 and incorporated herein by reference.
(8)	Previously filed on October 3, 2011 as part of the Registrant’s Registration Statement on Form S-1 (File No. 333-177146) and incorporated herein by reference.
(2)	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K is furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTX Corp (Registrant)

Date: March 28, 2012	By:	/s/ Patrick E. Bertagna
Patrick E Bertagna
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Patrick E. Bertagna	Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2012
/s/ Alex McKean	Interim Chief Financial Officer (Principal Accounting Officer)	March 28, 2012
/s/ Patrick Aroff	Director	March 28, 2012
/s/ Louis Rosenbaum	Director	March 28, 2012
/s/ Greg Provenzano	Director	March 28, 2012
/s/ Andrew Duncan	Director , Treasurer, Secretary	March 28, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

GTX Corp

Los Angeles, CA

We have audited the accompanying consolidated balance sheets of GTX Corp (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GTX Corp as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note2 to the financial statements, the Company’s recurring losses from operations and its likely need for additional financing in order to meet its financial obligations for 2012 raise substantial doubt about its ability to continue as a going concern. The 2011 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas

March 27, 2012

GTX CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS

Current assets:
Cash and cash equivalents	$91,639	$66,488
Accounts receivable, net	129,836	29,962
Inventory, net	144,950	34,569
Other current assets	6,653	14,220

Total current assets	373,078	145,239

Property and equipment, net	299,225	366,262
Other assets	25,972	10,972

Total assets	$698,275	$522,473

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$288,414	$177,811
Accrued expenses - related parties	103,321	150,951
Deferred revenue	171,543	54,939
Convertible promissory notes payable, net	-	22,660
Derivative liability	-	74,340
Total current liabilities	563,278	480,701

Total liabilities	563,278	480,701

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.001 par value; 2,071,000,000 shares authorized;
72,688,980 and 47,353,624 shares issued and outstanding at
December 31, 2011 and 2010, respectively	72,689	47,354
Additional paid-in capital	12,775,754	11,241,121
Accumulated deficit	(12,713,446)	(11,246,703)

Total stockholders’ equity	134,997	41,772

Total liabilities and stockholders’ equity	$698,275	$522,473

See accompanying notes to consolidated financial statements

GTX CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010

Revenues	$663,835	$425,144

Cost of goods sold	562,475	221,433

Gross margin	101,360	203,711

Operating expenses
Wages and benefits	700,901	990,268
Professional fees	575,913	514,152
Research and development	10,232	67,937
General and administrative	274,188	310,112

Total operating expenses	1,561,234	1,882,469

Loss from operations	(1,459,874)	(1,678,758)

Other income (expense)
Derivative income	74,340	-
Gain on conversion of debt	9,552	-
Interest income (expense), net	(90,761)	(621)

Total other income (expense)	(6,869)	(621)

Net loss	$(1,466,743)	$(1,679,379)

Weighted average number of common shares outstanding - basic and diluted	60,880,811	43,306,443

Net loss per share - basic and diluted	$(0.02)	$(0.04)

See accompanying notes to consolidated financial statements

GTX CORP

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance,
December 31, 2009	39,466,540	$39,466	$10,007,669	$(9,567,324)	$479,811
Issuance of common stock for services	3,211,195	3,212	339,151	-	342,363
Issuance of common stock for assets	1,066,053	1,066	145,034	-	146,100
Issuance of common stock in conjunction with Dutchess Financing	2,338,836	2,339	295,754	-	298,093
Issuance of common stock in conjunction with PIPE III,net	1,271,000	1,271	183,079	-	184,350
Stock option compensation	-	-	270,434		270,434
Net loss	-	-	-	(1,679,379)	(1,679,379)
Balance,
December 31, 2010	47,353,624	47,354	11,241,121	(11,246,703)	41,772
Issuance of common stock for services	6,638,000	6,638	449,196	-	455,834
Issuance of common stock for assets	933,000	933	60,615	-	61,548
Issuance of common stock for accrued expenses	2,400,000	2,400	117,600	-	120,000
Issuance of common stock in conjunction with Dutchess Financing	6,905,022	6,905	464,915	-	471,820
Issuance of common stock in conjunction with PIPE IV	5,950,000	5,950	291,550	-	297,500
Issuance of warrants for services	-	-	19,822	-	19,822
Conversion of Asher note payable	2,509,334	2,509	92,022	-	94,531
Stock option compensation	-	-	38,913	-	38,913
Net loss	-	-	-	(1,466,743)	(1,466,743)
Balance,
December 31, 2011	72,688,980	$72,689	$12,775,754	$(12,713,446)	$134,997

See accompanying notes to consolidated financial statements

GTX CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010
Cash flows from operating activities
Net loss	$(1,466,743)	$(1,679,379)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	196,437	179,638
Bad debt expense	15,600	-
Stock based compensation	514,568	622,010
Gain on conversion of debt	(9,552)	-
Amortization of debt discount	24,052	-
Change in fair value of derivative liability	(14,500)	-
Discount on loan payable	10,000	-
Changes in operating assets and liabilities
Accounts receivable	(115,474)	(24,756)
Inventory	(110,381)	(33,087)
Other current and non-current assets	(7,433)	20,403
Accounts payable and accrued expenses	108,135	(85,842)
Accrued expenses - related parties	72,370	102,951
Deferred revenues	116,604	54,940

Net cash used in operating activities	(666,317)	(843,122)

Cash flows from investing activities
Purchase of property and equipment	(67,852)	(157,000)

Net cash used in investing activities	(67,852)	(157,000)

Cash flows from financing activities
Proceeds from issuance of common stock	769,320	482,443
Proceeds from principal repayments of loans payable	(10,000)	129,500

Net cash provided by financing activities	759,320	611,943

Net increase (decrease) in cash and cash equivalents	25,151	(388,179)

Cash and cash equivalents, beginning of period	66,488	454,667

Cash and cash equivalents, end of period	$91,639	$66,488

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$10,740	$-

Supplementary disclosure of noncash financing activities:
Issuance of common stock for development of Apps (Property & equipment)	$61,548	$135,800
Issuance of common stock for other current and non-current assets	$-	$1,087
Issuance of common stock for accrued wages	$120,000	$-
Issuance of common stock for conversion of notes payable	$97,000	$-

See accompanying notes to consolidated financial statements

GTX CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

1.	ORGANIZATION AND NATURE OF OPERATIONS

GTX Corp and subsidiaries (the “Company” or “GTX”) is engaged in several businesses that all operate in unison to design, develop and sell various interrelated and complimentary products and services in the projected $13 billion location based services marketplace. GTX owns 100% of the issued and outstanding capital stock of Global Trek Xploration (“GTX California”), LOCiMOBILE, Inc., and Code Amber News Service, Inc. (“CANS”).

Global Trek Xploration (“GTX California”), focuses on hardware and software design and development of products by offering a Global Positioning System (“GPS”) and cellular location platform that enables subscribers to track in real time the whereabouts of people, pets or high valued assets through a miniaturized transceiver module, wireless connectivity gateway, middleware and viewing portal. LOCiMOBILE, Inc. has developed and owns LOCiMobileTM, a suite of mobile tracking applications that turn the iPhone, Android, BlackBerry and other GPS enabled handsets into a tracking device which can then be tracked from handset to handset or through our Location Data Center tracking portal and which allows the user to send a map to the recipient’s phone showing the user’s location. CANS is a U.S. and Canadian syndicator of all state Amber Alerts providing website tickers and news feeds to merchants, internet service providers, affiliate partners, corporate sponsors and local, state and federal agencies, as well as, marketing and selling the patent pending electronic medical Code Amber Alertag.

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

Revenue Recognition

Revenues consist primarily of the sale of our GPS device to Aetrex International Worldwide, Inc. “Aetrex” for use in the Aetrex GPS Shoe (the “GPS Shoe”), our mobile tracking applications sold via the Apple iTunes Store and the Google Marketplace, the sale of GPS tracking devices and the related monthly service fees, licensing agreements, CANS annual subscriptions and points of display and the sale of Code Amber Alertags.

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

Going Concern

GTX Corp has increased equity by approximately $93,000 during 2011, during which time we raised $297,500 from the sale of common shares through a private placement, received $471,820 from the sale of common stock through the Equity Line, issued common stock valued at $637,000 as consideration for services received and began selling our GPS devices to Aetrex for use in the GPS Shoes (see further discussion at Note 5).  We have incurred losses of approximately $1,467,000 and $1,679,000 in the years ended December 31, 2011 and 2010, respectively, and have negative working capital of approximately $190,000 at December 31, 2011.  A significant part of our negative working capital position at December 31, 2011consisted of $103,000 of amounts due to officers and management of the Company for accrued wages.  Additionally, deferred revenue related to a purchase order from Aetrex for an additional 1,500 GPS devices and related parts, totaling $158,000, was recorded at December 31, 2011. The GPS devices were shipped to Aetrex during January 2012 and the corresponding revenue was recognized. In addition to revenues recognized from the sale of GPS tracking devices to Aetrex in accordance with the License Agreement and the monthly service fees that the owners of the GPS Shoe are required to pay, the Company has the following options available to meet its current obligations and continue to grow in accordance with its business plan:

•	The Company will evaluate the possibility of settlement of current and future obligations with the issuance of additional shares of common stock; or
•	The Company sold 5.72 million warrants during 2011 which are exercisable at $0.08 per share. Based on the current stock price trend, it is anticipated that at least a third of these warrants will be exercised during 2012; or
•	The Company may consider renewing its Equity Line with Dutchess (see Note 8) thereby making available additional funds for operations; or
•	Officers and management of the Company may continue to defer their wages in order to preserve cash for other working capital needs.

However, the uncertainty of the availability of these options raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements have been presented on the basis that is a going concern, which contemplates the realization of assets, and the satisfaction of liabilities in the normal course of business.

Allowance for Doubtful Accounts

We extend credit based on our evaluation of the customer’s financial condition.  We carry our accounts receivable at net realizable value. We monitor our exposure to losses on receivables and maintain allowances for potential losses or adjustments. We determine these allowances by (1) evaluating the aging of our receivables; and (2) reviewing high-risk customers financial condition. Past due receivable balances are written off when our internal collection efforts have been unsuccessful in collecting the amount due. Our allowance for doubtful accounts was $116,180 and $110,600 as of December 31, 2011 and 2010.

Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold in the accompanying consolidated statement of operations.

Product Warranty

The Company’s warranty policy provides repair or replacement of products (excluding GPS Shoe devices) returned for defects within ninety days of purchase. Warranty liabilities are recorded at the time of sale for the estimated costs that may be incurred under our standard warranty. As of December 31, 2011, products returned for repair or replacement have been immaterial. Accordingly, a warranty liability has not been deemed necessary. The GPS Shoe devices are covered under the manufacturer’s standard limited warranty which covers any defects in materials and workmanship for a period of 12 months following the purchase of the device by the customer.

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

Related Party Transactions

In order to preserve cash for other working capital needs various members of management and Board Members agreed to accrue portions of their salary since 2009. As of December 31, 2011 and 2010, the Company owed $103,321 and $150,951 for such accrued wages.

During January 2011, the Company entered into a $30,000 short-term loan payable agreement with one of its board members. The loan carried an interest rate of 8% per annum and was due on April 25, 2011. The loan was repaid in full on May 6, 2011.

During August 2011, the Company entered into two separate short-term loan payable agreements for $30,000 and $5,000 each, with one of its board members and the Company’s former Chief Financial Officer, respectively. The loans bear interest at 8% per annum and are due on November 25, 2011. Both loans were repaid in full as of November 25, 2011.

In connection with a private placement in which we received proceeds totaling $297,500 (see Note 8) our former Chief Financial Officer invested $10,000 to purchase 200,000 units (consisting of 200,000 shares of common stock and 200,000 warrants) of the Company.

Reclassifications

For comparability, certain prior period amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2011.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with insignificant rate risk and with original maturities of three months or less at the date of purchase.

Inventory

Inventory consists of raw materials, work in process and finished goods and is valued at the lower of cost (first-in, first-out) or net realizable value. The Company evaluates its inventory for excess and obsolescence on a regular basis. In preparing the evaluation the Company looks at the expected demand for the product, as well as changes in technology, in order to determine whether or not a reserve is necessary to record the inventory at net realizable value. For the years ending December 31, 2011 and 2010 the Company did not recognize any charges to expense associated with excess and obsolete inventory cost adjustments.

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

Website Development

Under ASC 350-50 – Intangibles – Goodwill and Other – Website Development Costs, costs and expenses incurred during the planning and operating stages of the Company’s website development are expensed as incurred. The Company accounts for the development of its website by expensing all costs associated with the planning of the website as incurred and capitalizing the costs to develop the website. Depreciation is calculated using the straight-line method over the estimated two year useful lives of the assets.

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

Intangible Assets

The Company records identifiable intangible assets acquired from other enterprises or individuals in an “arm’s length” transaction at cost. Intangible assets consist primarily of a licensing agreement enabling the Company to sell its GPS-related vehicle tracking software and services and the purchase price of Code Amber, LLC in 2008. The Company evaluates its intangible assets for impairment on a regular basis and writes down the assets to net realizable value as deemed necessary. As of December 31, 2011 and 2010, the Company had capitalized $25,000 and $10,000, respectively, related to intangible assets.

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

Net Loss Per Common Share

Net loss per common share is computed pursuant to ASC No. 260 “Earnings Per Share”.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no dilutive shares outstanding as of December 31, 2011 and 2010.

Research and Development

Research and development costs are clearly identified and are expensed as incurred in accordance with ASC No. 730, "Research and Development".  For the years ended December 31, 2011 and 2010, the Company incurred approximately $10,000 and $68,000 of research and development costs, respectively.

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

Recently Issued Accounting Pronouncements

 In May 2011, the Financial Accounting Standards Board ("FASB") issued amended guidance on fair value measurement and related disclosures. The new guidance clarified the concepts applicable for fair value measurement of non-financial assets and requires the disclosure of quantitative information about the unobservable inputs used in a fair value measurement. This guidance will be effective for reporting periods beginning after December 15, 2011, and will be applied prospectively. We do not anticipate a material impact on our consolidated financial statements as a result of the adoption of this amended guidance.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3.	INVENTORY

The components of inventory consist of the following:

	December 31,
	2011	2010

Raw materials	$-	$488

Work in process	143,345	32,500

Finished goods	1,605	1,581

Inventory	$144,950	$34,569

4.	PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	December 31,
	2011	2010
Computer and office equipment	$85,118	$84,404
Equipment	79,835	52,500
Software	18,744	18,744
Website development	179,393	138,889
Software development	455,877	395,029
Less: accumulated depreciation	(519,742)	(323,304)

Total property and equipment, net	$299,225	$366,262

Depreciation expense for the years ended December 31, 2011 and 2010 was $196,437 and $179,638, respectively.

5.	AETREX AGREEMENT

On March 18, 2010, GTX California entered into a license agreement with Aetrex under which we granted Aetrex the right to embed our GPS tracking device into certain footwear products manufactured and sold by Aetrex. Aetrex is a global leader in pedorthic footwear and foot orthotics, and the new product to be introduced is intended to monitor the locations of “wandering” seniors afflicted with dementia by embedding our patented location technology in Aetrex footwear.

During September 2011, the Company delivered its first shipment of approximately 3,000 GPS tracking devices to Aetrex in accordance with its license agreement dated March 18, 2010 (the “License Agreement”). Under the License Agreement we granted Aetrex the right to embed our GPS tracking device into certain footwear products manufactured and sold by Aetrex (the “GPS Shoe”). The License Agreement stipulates a one year warranty from the date of product acceptance by Aetrex. Based on management’s estimates, no accrual for warranty liability is necessary as of December 31, 2011.

On October 6, 2011, the Company, along with Aetrex, entered into a Fulfillment & Customer Service Services Agreement (the “Fulfillment Agreement”) with Omnilink Systems, Inc. whereby Omnilink will provide customer service fulfillment, electronic order taking and credit card processing, and management services to consumers who purchase the tracking plans and the GPS Shoes.

During December 2011, Aetrex ordered an additional 1,500 GPS tracking devices. As of December 31, 2011, $157,987 was recorded as Deferred Revenue in the accompanying consolidated financial statements relating to this order. The GPS tracking devices were shipped to Aetrex during January 2012 and the corresponding revenue was recognized upon the transfer of title. Aetrex soft launched the GPS shoe in December 2011.

6.	DEBT

Convertible Promissory Note Payable

On December 16, 2010 and September 14, 2010 the Company entered into two separate Convertible Promissory Notes in the principal amounts of $52,000 and $45,000, respectively (the “Notes”). The Notes bore interest at 8% per annum and matured on September 20, 2011 and June 15, 2011, respectively. Beginning 180 days following the date of each Note, the lender had the right to convert all or any part of the outstanding and unpaid principal of the Notes into shares of the Company’s common stock; provided however, that in no event shall the lender be entitled to convert any portion of the Notes that would result in the beneficial ownership by it and its affiliates to be more than 4.99% of the outstanding shares of the Company’s common stock. The Notes were convertible at a variable conversion price which is calculated based on 60% of the average of the five closing prices of the Company’s common stock during the five trading day period ending one trading day prior to the date the conversion notice is sent by the lender.

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

 The following table summarizes the convertible debt activity for the period from December 31, 2010 to December 31, 2011:

Description	Convertible Notes	Derivative Liability	Total

Fair value at December 31, 2010	$22,660	$74,340	$97,000
Amortization of debt discount	74,340	-	74,340
Change in fair value	-	(74,340)	(74,340)
Conversions during period	(97,000)	-	(97,000)
Fair value at December 31, 2011	$-	$-	$-

The decrease in fair value of the derivative liability of $74,340 includes $14,500 of actual change in fair value and $59,840 of extinguishment associated with the debt conversions. The Company recorded a gain of approximately $10,000 associated with the conversions.

Loan Payable

On May 17, 2011, the Company entered into an original issue discount loan agreement whereby we received $40,000 (the “Loan Payable”). The original issue discount totaling $10,000 was recorded as interest expense during the year ended December 31, 2011. The Loan Payable was secured by the Company’s equity line financing arrangement with Dutchess Opportunity Fund, II, LP (“Dutchess”). The Loan Payable was paid in full as of December 31, 2011.

7.	INCOME TAXES

The provision for refundable Federal income tax consists of the following as of December 31:

	2011	2010
Refundable Federal income tax calculated at statutory rate of 35%	$513,000	$591,000
Less: Stock based compensation expense	(151,000)	(29,000)
Change in valuation allowance	(362,000)	(562,000)
Net refundable amount	$-	$-

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows at December 31:

	2011	2010
Deferred tax asset attributable to:
Net operating losses carried forward	$2,653,000	$2,290,000
Less: Valuation allowance	(2,653,000)	(2,290,000)
Net deferred tax asset	$-	$-

The Company established a full valuation allowance in accordance with the provision of ASC No. 740, Income Taxes. The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized.

At December 31, 2011, the Company had an unused net operating loss carryover approximating $7,579,000 that is available to offset future taxable income, which expires beginning in 2028.

No provision was made for federal income tax since the Company has net operating losses. The provision for income taxes included in the accompanying financial statements consists of the state minimum tax imposed on corporations.

8.	EQUITY

Dutchess Investment Agreement

On November 16, 2009, the Company entered into an Investment Agreement with Dutchess Equity Fund, L.P. (now known as Dutchess Opportunity Fund, II, LP) (“Dutchess”) which was subsequently amended on March 11, 2010 (the "Investment Agreement"). Pursuant to the Investment Agreement, Dutchess committed to purchase up to $10,000,000 of the Company's common stock, over the course of thirty-six months (the "Equity Line Financing"). The aggregate number of shares issuable by the Company and purchasable by Dutchess under the Investment Agreement is 12,000,000.

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

During 2011 the Company sold 6,905,022 shares of common stock to Dutchess at prices ranging from $0.05 - $0.08 per share resulting in net proceeds of approximately $471,000. During 2010 the Company sold 2,338,836 shares of common stock to Dutchess at prices ranging from $0.10 - $0.1763 per share resulting in proceeds of approximately $298,000.

Registration Statement

During June 2011, we received proceeds totaling $297,500 from seven accredited investors for an aggregate of 5,950,000 units in a private placement. Included with the investors is the Company’s former Chief Financial Officer who purchased 200,000 units. The foregoing units consisted of 5,950,000 shares of our common stock and warrants (See “Common Stock Warrants” below) to purchase additional shares of common stock that were granted to the investors during August 2011. On October 3, 2011 the Company filed a Form S-1 registration statement (the “Registration Statement”) with the Securities and Exchange Commission (“SEC”) to register 11,670,000 shares of our common stock for resale by the investors, of which 5,950,000 shares are currently outstanding and were issued to certain of the investors in the private placement. The remaining 5,720,000 shares included in the Registration Statement represent the estimated maximum number of shares that may be issued to the investors upon the exercise of the warrants. The warrants were also issued in private transactions. On October 26, 2011, we filed Amendment No. 1 to the Registration Statement to include our counsel’s legal opinion as well as update the Registration Statement for subsequent events (see Note 8). Amendment No. 1 to the Registration Statement was declared effective by the SEC on October 28, 2011.

Common Stock

The Company issued the following shares of stock from its 2008 Equity Compensation Plan (the “2008 Plan”):

	2011		2010
	Value of Shares	# of shares	Value of Shares	# of shares
Shares issued for development of mobile phone applications	$61,548	933,000	$135,800	1,066,053
Shares issued for services rendered	58,905	1,050,000	101,680	652,000

Total shares issued from 2008 Plan	$120,453	1,983,000	$237,480	1,718,053

The shares issued for services related to the development of our mobile phone applications were to one consultant, have been capitalized as Property and Equipment in the accompanying consolidated balance sheet and will be depreciated through cost of goods sold. The shares issued for services rendered were to various members of management, employees and consultants and were expensed as Stock Based Compensation in the accompanying consolidated statement of operations.

During July 2008, the Company’s Board of Directors reserved for issuance a pool of 40,000 shares of common stock of the Company under the 2008 Plan for grant and issuance to various consultants and/or employees in lieu of paying them cash for their services (the “Award Pool”). The Company’s Board of Directors created a Stock Award Committee that has the authority to grant and issue awards from the Award Pool. No shares were granted from the Award Pool during 2011 and 2010.

In addition to the shares issued under the 2008 Plan the Company issued the following shares of common stock subject to restrictions upon transfer pursuant to Rule 144, as promulgated under the Securities Act of 1933, as amended:

	2011		2010
	Value of Shares	# of shares	Value of Shares	# of shares
Shares issued for services rendered	$346,158	5,438,000	$205,000	1,509,195
Shares issued for accrued wages	129,000	2,550,000	-	-
Shares issued with repurchase rights	41,806	-	45,000	1,050,000

Total restricted shares issued	$516,946	7,988,000	$250,000	2,559,195

Shares issued for services rendered were to various members of management, employees and consultants and are expensed as Stock Based Compensation in the accompanying consolidated statement of operations. Shares issued for accrued wages were granted to our Chief Executive Officer and Chief Operating Officer as payment for portions of their salary that had been accrued since 2009 (See Note 4). Shares issued with repurchase rights relate to shares of common stock were issued in July 2010 to members of management and board members which contained repurchase rights whereby the Company retained the rights to acquire the shares from the stock recipients and such repurchase rights lapsed ratably over twelve months at a rate of 1/12th per month beginning on July 31, 2010. At the date of issuance, the shares were valued at par ($.001 per share) and recorded as an Other Current Asset in the accompanying consolidated financial statements. The related stock based compensation expense was recorded in conjunction with the monthly vesting based on the average stock price during the respective month.

During July 2008, the Company’s Board of Directors reserved for issuance a pool of 35,000 shares of the Company’s common stock (“Restricted Stock Award Pool”) for grant and issuance to various consultants and/or employees in lieu of paying them cash for their services. These shares of common stock are subject to restrictions upon transfer pursuant to Rule 144, as promulgated under the Securities Act of 1933, as amended. The Company’s Board of Directors created a Stock Award Committee that has the authority to grant and issue awards from the Restricted Stock Award Pool. No shares were issued from the Restricted Stock Award Pool during 2011 and 2010.

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

The 520,000 warrants granted to consultants for business development services rendered, as part of the Registration Statement, were estimated to have a fair value of approximately $19,800 using the Black-Scholes option pricing model based on the following assumptions: expected dividend yield 0%, expected volatility 126%, risk-free interest rate 0.25%, and expected life of 30 months and is recorded as Stock Based Compensation expense in the accompanying consolidated statement of operations.

A summary of the Company’s warrant activity and related information for the period from December 31, 2010 through December 31, 2011 is provided below:

	Exercise Price	Number of Warrants

Outstanding and exercisable at December 31, 2010	$ 0.75 - 1.50	3,201,750
Warrants exercised		-
Warrants granted	0.08	5,720,000
Warrants expired	1.50	(1,930,750)
Outstanding and exercisable at December 31, 2011	$ 0.08 - 0.40	6,991,000

Stock Warrants as of December 31, 2011
Exercise	Warrants	Remaining	Warrants
Price	Outstanding	Life (Years)	Exercisable

$0.08	5,720,000	2.13	5,720,000
$0.40	1,271,000	1.29	1,271,000
	6,991,000		6,991,000

Common Stock Options

Under the Company’s 2008 Plan, we are authorized to grant stock options intended to qualify as Incentive Stock Options, “ISO”, under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified options, restricted and unrestricted stock awards and stock appreciation rights to purchase up to 7,000,000 shares of common stock to our employees, officers, directors and consultants, with the exception that ISOs may only be granted to employees of the Company and its subsidiaries, as defined in the 2008 Plan. The 2008 Plan shall be administered by a committee consisting of two or more members of the Board of Directors, or if a committee has not been elected, the Board of Directors of the Company shall serve as the committee.

The Company recognizes option expense ratably over the vesting periods. During 2011 and 2010, the Company recorded compensation expense related to options granted under the 2008 Plan of $38,913 and $270,434, respectively.

The fair value of option grants was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2011	2010
Expected dividend yield	N/A	0.00%
Risk-free interest rate	N/A	1.50%
Expected volatility	N/A	60.00%
Expected life (in years)	N/A	3.0

No options were granted during 2011.

The Plan provides for the issuance of a maximum of 7,000,000 shares of which, after adjusting for estimated pre-vesting forfeitures, approximately 523,000 were still available for issuance as of March 28, 2012.

Stock option activity under the Plan for the period from December 31, 2009 to December 31, 2011 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Grant Date Fair Value
Outstanding at December 31, 2009	4,267,500	$0.61	1.94	$1,210,360
Options granted	1,258,000	$0.17	1.37	83,821
Options exercised	-	$-	-	-
Options cancelled/forfeited/ expired	(2,610,000)	$0.70	-	(835,980)
Outstanding at December 31, 2010	2,915,500	$0.61	1.23	458,201
Options granted	-	$-	-	-
Options exercised	-	$-	-	-
Options cancelled/forfeited/ expired	(338,922)	$0.85	-	(131,884)
Outstanding at December 31, 2011	2,576,578	$0.34	2.23	$326,317

Exercisable at December 31, 2011	2,574,085	$0.27	1.29	$325,590

As of December 31, 2011, after adjusting for estimated pre-vested forfeitures, there was approximately $1,074 of unrecognized compensation cost related to unvested stock options which is expected to be recognized monthly over the vesting period of the options.  The Company intends to issue new shares to satisfy share option exercises.

Share-Based Compensation Payments

Total non-cash compensation expense related to the issuance of stock, warrants, and options was as follows:

	December 31,
	2011	2010
Stock compensation	$455,833	$351,576
Option compensation	38,913	270,434
Warrant compensation	19,822	-

Total	$514,568	$622,010

9.	COMMITMENTS & CONTINGENCIES

Bonuses

Several executive members of management have employment agreements which, among other provisions, provide for the payment of a bonus, as determined by the Board of Directors, in amounts ranging from 15% to 50% of the executive’s yearly compensation, to be paid in cash or stock at the Company’s sole discretion, if the Company has an increase in year over year revenues and the Executive performs his duties (i) within the time frame budgeted for such duties and (ii) at or below the cost budgeted for such duties.

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

In January 2011, a lawsuit was filed against the Company by a former independent contractor who claims we owe him $16,250 for services rendered during 2008 and 2009. We contend that the independent contractor was paid in full for the services rendered and no additional funds are due to the former independent contractor. In February 2011 we filed a demurrer to the complaint and in June 2011 we filed a demurrer to the amended complaint. In February 2012, the courts granted our motion to strike the former independent contractor’s 2nd Amended Complaint as a result of his failing to timely amend after demurrer.

A lawsuit was filed against the Company in 2009 by a former consultant who claims we owe $23,912 plus interest and attorney fees for services rendered during 2009. During September 2011, a dismissal of the lawsuit was requested by the plaintiff and subsequently during October 2011 the lawsuit was dismissed by the court.

10.	CONCENTRATIONS

The Company received approximately 50% of its revenues during 2011 from Aetrex and had receivables from Aetrex which totaled approximately 93% of net accounts receivable as of December 31, 2011 of which substantially all has been collected subsequent to year end.

11.	SUBSEQUENT EVENTS

In connection with the Company’s Equity Line, subsequent to December 31, 2011, three draws were submitted to Dutchess resulting in proceeds of approximately $152,000 and the sale of 2,115,497 shares of common stock at prices ranging from $0.07 to $0.075 per share.

In January 2012, 1,500 devices were shipped to Aetrex to fulfill the purchase order placed in December 2011. This allowed the Company to recognize approximately $157,000 of revenue.

During February 2012, 600,000 shares of common stock were issued to a total of four contractors and consultants as compensation for services rendered, the grant-date fair value of which was estimated at $42,000. Such shares are subject to restrictions upon transfer pursuant to Rule 144, as promulgated under the Securities Act of 1933, as amended.

