Form 10-Q
period 2012-03-31
GTX CORP
filed 2012-05-11
CIK 1375793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

   X  . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012

OR

       . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-53046

GTX Corp

(Exact name of registrant as specified in its charter)

Nevada	98-0493446
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

117 W. 9th Street, Suite 1214, Los Angeles, CA, 90015

(Address of principal executive offices)      (Zip Code)

(213) 489-3019

(Registrant's telephone number, including area code)

_____________________________________________________________________

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

Yes   X  . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes   X  . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      . No   X  .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 77,435,727 common shares issued and outstanding as of May 9, 2012.

GTX CORP AND SUBSIDIARIES

For the quarter ended March 31, 2012

FORM 10-Q

PART I

ITEM 1.  FINANCIAL STATEMENTS

GTX CORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$98,604	$91,639
Accounts receivable, net	27,079	129,836
Inventory, net	1,500	144,950
Other current assets	1,328	6,653

Total current assets	128,511	373,078

Property and equipment, net	265,342	299,225
Other assets	25,972	25,972

Total assets	$419,825	$698,275

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$220,232	$269,915
Accrued expenses - related parties	171,492	121,820
Deferred revenue	11,647	171,543
Total current liabilities	403,371	563,278

Total liabilities	403,371	563,278

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding
	-	-
Common stock, $0.001 par value; 2,071,000,000 shares authorized; 75,404,477 and 72,688,980 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively

	75,404	72,689
Additional paid-in capital	12,997,986	12,775,754
Accumulated deficit	(13,056,936)	(12,713,446)

Total stockholders’ equity	16,454	134,997

Total liabilities and stockholders’ equity	$419,825	$698,275

See accompanying notes to consolidated financial statements

GTX CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2012	2011

Revenues	$219,399	$103,748

Cost of goods sold	207,264	65,607

Gross margin	12,135	38,141

Operating expenses
Salaries and professional fees	288,317	397,134
Research and development	4,757	522
General and administrative	62,551	68,708

Total operating expenses	355,625	466,364

Loss from operations	(343,490)	(428,223)

Other income (expense)
Derivative income	-	4,847
Gain on conversion of debt	-	3,205
Interest expense	-	(49,492)

Total other income (expense)	-	(41,440)

Net loss	$(343,490)	$(469,663)

Weighted average number of common shares outstanding - basic and diluted
	73,064,805	50,295,369

Net loss per share - basic and diluted	$(0.00)	$(0.01)

See accompanying notes to consolidated financial statements

GTX CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three months ended March 31,
	2012	2011
Cash flows from operating activities
Net loss	$(343,490)	$(469,663)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	48,432	49,250
Stock based compensation	72,938	177,412
Gain on conversion of debt	-	(3,205)
Amortization of debt discount	-	47,479
Change in fair value of derivative liability	-	(4,847)
Changes in operating assets and liabilities
Accounts receivable	102,757	(50,305)
Inventory	143,450	(107,797)
Other current and non-current assets	5,325	(6,601)
Accounts payable and accrued expenses	(49,683)	82,811
Accrued expenses - related parties	49,672	100,357
Deferred revenues	(159,897)	76,867

Net cash used in operating activities	(130,496)	(108,242)

Cash flows from investing activities
Purchase of property and equipment	(14,549)	(23,700)

Net cash used in investing activities	(14,549)	(23,700)

Cash flows from financing activities
Proceeds from issuance of common stock	152,010	109,805
Proceeds from loan payable - related party	-	30,000
Repayment of loan payable - related party	-	(25,000)

Net cash provided by financing activities	152,010	114,805

Net increase (decrease) in cash and cash equivalents	6,965	(17,137)

Cash and cash equivalents, beginning of period	91,639	66,488

Cash and cash equivalents, end of period	$98,604	$49,351

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

Supplementary disclosure of noncash financing activities:
Issuance of common stock for development of Apps (Property & equipment)	$-	$16,250
Issuance of common stock for conversion of notes payable	$-	$13,000

See accompanying notes to consolidated financial statements

GTX CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

1.

ORGANIZATION AND NATURE OF BUSINESS

GTX Corp and its subsidiaries (the “Company” or “GTX”) are engaged in businesses that design, develop and sell various interrelated and complementary products and services in the Personal Location Services marketplace.  GTX owns 100% of the issued and outstanding capital stock of Global Trek Xploration (“GTX California”), LOCiMOBILE, Inc., and Code Amber News Service, Inc. (“CANS”). GTX California focuses on hardware and software design and development of products by offering a Global Positioning System (“GPS”) and cellular location platform that enables subscribers to track in real time the whereabouts of people, pets or high valued assets through a miniaturized transceiver module, wireless connectivity gateway, middleware and viewing portal.  LOCiMOBILE, Inc. has developed and owns LOCiMobileTM, a suite of mobile tracking applications that turn the iPhone, Android, BlackBerry and other GPS enabled handsets into a tracking device which can then be tracked from handset to handset or through our Location Data Center tracking portal and which allows the user to send a map to the recipient’s phone showing the user’s location.  CANS is a U.S. and Canadian syndicator of all state Amber Alerts providing website tickers and news feeds to merchants, internet service providers, affiliate partners, corporate sponsors and local, state and federal agencies, as well as, marketing and selling the patent pending electronic medical Code Amber Alertag.

2.

BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of GTX have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included.  Our operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2011, which are included in our Annual Report on Form 10-K, and the risk factors contained therein.

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

Reclassifications

For comparability, certain prior period amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2012.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-4, which amends the Fair Value Measurements Topic of the Accounting Standards Codification to help achieve common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards.  ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The ASU is effective for interim and annual periods beginning after December 15, 2011.  The ASU became effective beginning in our first quarter of 2012.  The adoption of the ASU had no affect on our fair value disclosure, results of operations or financial condition.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3.

RELATED PARTY TRANSACTIONS

In order to preserve cash for other working capital needs, various officers and members of management have agreed to accrue portions of their salary since fiscal 2009.  As of March 31, 2012, the Company owed $171,492 for such accrued wages.

4.

AETREX AGREEMENT

During January 2012, the Company delivered 1,500 GPS tracking devices to Aetrex Worldwide, Inc. (“Aetrex”) thereby increasing the total number of devices sold to Aetrex to 4,500 and recognizing approximately $158,000 of revenue during the three months ended March 31, 2012.  In accordance with its license agreement dated March 18, 2010 (the “License Agreement”) Aetrex has been granted the right to embed our GPS tracking device into its Aetrex Navistar GPS Shoe (the “Navistar GPS Shoe”).  The License Agreement stipulates a one year warranty from the date of product acceptance by Aetrex.  Based on management’s estimates, no accrual for warranty liability is necessary as of March 31, 2012.  The Navistar GPS Shoes are currently targeted at senior citizens afflicted with dementia.  The principal source of revenues from these shoes is expected to be realized from the monthly service fees (a portion of which will be shared with Aetrex) that the owners of the Navistar GPS Shoes are required to pay.

5.

EQUITY

Common Stock

During the three months ended March 31, 2012, the Company issued 600,000 shares (valued at $42,000) of common stock, subject to restrictions upon transfer pursuant to Rule 144, as promulgated under the Securities Act of 1933, as amended, to various consultants as compensation for services rendered and accordingly, is expensed as stock based compensation in the accompanying consolidated statement of operations.

During April 2012, 1,500,000 shares of common stock were issued to our Chief Executive Officer and board members.  The shares contain repurchase rights whereby the Company retains the rights to acquire the shares from the stock recipients and such repurchase rights lapse ratably over twelve months at a rate of 1/12th per month retroactively beginning on January 1, 2012.  The related stock based compensation expense is recorded in conjunction with the monthly vesting based on the average stock price during the respective month.  Accordingly, as of March 31, 2012, $30,000 was expensed as stock based compensation in the accompanying Statement of Operations and a corresponding stock payable was included in additional paid-in capital in the Balance Sheet.

In connection with the Company’s equity line financing arrangement (the “Equity Line”) with Dutchess Opportunity Fund, II, LP (“Dutchess”), during the three months ended March 31, 2012 the Company sold to Dutchess a total of 2,115,497 shares of common stock, at a weighted average price of $0.072 per share resulting in proceeds of $152,010. The aggregate maximum number of shares that we are entitled to sell to Dutchess during the three year term of the Investment agreement is 12,000,000.   We anticipate that we will continue to, from time to time, draw on the Equity Line to provide additional funding, although the amount of such additional funding will be limited since as of May 9, 2012 we can only sell up to approximately 640,000 additional shares under the Equity Line.

Common Stock Warrants

Since inception, the Company has issued warrants to purchase shares of the Company’s common stock to shareholders, consultants and employees as compensation for services rendered and/or through private placements.

A summary of the Company’s warrant activity and related information for the three months ended March 31, 2012 is provided below:

	Exercise Price	Number of Warrants

Outstanding and exercisable at December 31, 2011	$0.08 – 0.40	6,991,000
Warrants exercised	-	-
Warrants granted	-	-
Warrants expired	-	-
Outstanding and exercisable at March 31, 2012	$0.08 - 0.40	6,991,000

Stock Warrants as of March 31, 2012
Exercise	Warrants	Remaining	Warrants
Price	Outstanding	Life (Years)	Exercisable

$0.40	1,271,000	1.04	1,271,000
$0.08	5,720,000	1.88	5,720,000
	6,991,000	1.73	6,991,000

Common Stock Options

During the three months ended March 31, 2012, the Company recorded compensation expense related to options granted under the 2008 Equity Compensation Plan (the “2008 Plan”) of $938.

No stock options were granted during the three months ended March 31, 2012.

The 2008 Plan provides for the issuance of a maximum of 7,000,000 shares of which, after adjusting for estimated pre-vesting forfeitures, approximately 523,000 were still available for issuance as of March 31, 2012.

Stock option activity under the 2008 Plan for the three months ended March 31, 2012 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Grant Date Fair Value
Outstanding at December 31, 2011	2,576,578	$0.34	2.23	$326,317
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options cancelled/ forfeited/ expired	(412,745)	-	-	(78,958)
Outstanding at March 31, 2012	2,163,833	$0.25	1.17	$247,359

Exercisable at March 31, 2012	2,161,841	$0.245	1.17	$246,655

As of March 31, 2012, after adjusting for estimated pre-vested forfeitures, there was approximately $100 of unrecognized compensation cost related to unvested stock options which is expected to be recognized in the second quarter of 2012.  The Company intends to issue new shares to satisfy share option exercises.

Share-Based Compensation Payments

Total non-cash compensation expense related to the issuance of stock, warrants, and options was as follows:

	Three months ended March 31,
	2012	2011
Stock compensation	$ 72,000	$141,412
Options compensation	938	36,000
	$ 72,938	$ 177,412

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

In January 2011, a lawsuit was filed against the Company by a former independent contractor who claims we owe him $16,250 for services rendered during 2008 and 2009.  We contend that the independent contractor was paid in full for the services rendered and no additional funds are due to the former independent contractor.  In February 2011 we filed a demurrer to the complaint and in June 2011 we filed a demurrer to the amended complaint.  In February 2012, the courts granted our motion to strike the former independent contractor’s 2nd Amended Complaint as a result of his failing to timely amend after demurrer.  During May 2012, the court dismissed the complaint in its entirety without prejudice.

7.

CONCENTRATIONS

The Company received approximately 74% of its revenues during the three months ended March 31, 2012 from Aetrex.

8.

SUBSEQUENT EVENTS

During April 2012, the Company issued 375,000 shares (valued at $30,000) of common stock to various consultants for services rendered, 156,250 shares (valued at $12,500) to the Board of Directors for their attendance at the April 2012 Board of Directors Meeting.  Additionally, 1,500,000 shares of common stock were issued to our Chief Executive Officer and board members for their continued service through 2012.  As discussed in Note 5, these shares contain repurchase rights whereby the Company retains the rights to acquire the shares from the stock recipients and such repurchase rights lapse ratably over twelve months at a rate of 1/12th per month retroactively beginning on January 1, 2012.  The related stock based compensation expense is recorded in conjunction with the monthly vesting based on the average stock price during the respective month.

Additionally, during April 2012, 450,000 stock options were issued to various employees, consultants and a board member.  The options are exercisable at $0.08 per share and are valued at approximately $15,000.

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

Operations

We currently conduct our operations through three wholly-owned subsidiaries that operate in various interrelated sectors of the emerging Location-Based Services and Proximity Marketing industry (the emerging industry for localized wireless distribution of advertising associated with a particular place based on the specific location of the person carrying the smartphone).  Our subsidiaries are summarized as follows:

•

Global Trek Xploration (“GTX California”) focuses on hardware and software design and development of GPS monitoring products by offering a GPS and cellular location platform that enables subscribers to track in real time the whereabouts of people, pets or high valued assets. Our GPS device, which consists of a miniature transceiver, antenna, circuitry and battery, can be customized and integrated into numerous products whose location and movement can be monitored in real time over the Internet through our 24x7 location data center (“Location Data Center”) tracking portal or on a web enabled cellular telephone.  The GTX California business model is to license its technology platforms to branded partners who desire to deliver their own innovative tracking solutions to consumers or their customers in a wide variety of wearable and portable location devices.  The GTX California value proposition is its ability to customize, localize and optimize an embedded approach to the tracking and monitoring market.  GTX California believes that its ability to customize its products to different form factors for the specific needs of its branded partners sets it apart from its competitors. To date, the Company has created two custom solutions in two separate vertical markets ( the monitoring of seniors and the monitoring of high value assets) and has on-going initiatives to develop and deploy additional  custom hardware, software, monitoring and connectivity solutions in other vertical markets.

•

LOCiMOBILE, Inc., our mobile application subsidiary, has developed and owns LOCiMOBILE® a suite of mobile tracking applications that turn the latest smartphones and tablets such as iPhone®, iPad, Blackberry, Google Android and other GPS enabled handsets into a tracking and location based social networking device which can then be viewed through our Location Data Center tracking portal or on any connected device with internet access.   As of May 9, 2012, our 17 Apps have experienced over 1.2 million downloads in 147 countries.  There are currently several new Apps in development and scheduled for release in 2012. These include a series of applications that will be geared for the enterprise user, by offering “private label” versions of our popular consumer apps to companies looking for a more personalized and secure method of keeping track of their employees. In addition, our goal is to expand into the proximity marketing business and begin to leverage our global user base. Our roadmap also consists of additional applications for the iPad, other tablets, TV’s, and more applications for the iPhone, BlackBerry and Google Android operating systems, all of which are expected to contribute to our user base community, the value of our brand, and revenues from App sales, monthly subscriptions and advertising.

•

Code Amber News Service, Inc. (“CANS”) is our wholly-owned subsidiary that is the U.S. and Canadian syndicator and content provider of all state Amber Alerts (public notifications of child abductions) and missing person alerts.  CANS reaches close to a half a million viewers a day through its widely distributed Code Amber website and desktop tickers, wireless Amber Alerts and Missing Endangered Persons alerts delivered to cell phones and PDAs, support of over 500 local and federal law enforcement agencies and alliance with 6,000 Walgreens stores nationwide. To date, our CANS operations has primarily been used to generate goodwill for our products through its public service announcements.  Our goal is to position CANS to generate revenues from brand licensing, sponsorships, and data feeds. In addition CANS plays a significant part in our overall outreach campaign, primarily used to generate awareness of our GPS products and applications.  CANS provides website tickers and news feeds to merchants, internet service providers, affiliate partners, corporate sponsors and local, state and federal agencies.

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

First Quarter of 2012 Compared to First Quarter of 2011

	Three Months Ended March 31,
	2012		2011
	$	% of Revenues	$	% of Revenues

Revenues	$219,399	100%	$103,748	100%
Cost of goods sold	207,264	94%	65,107	63%
Net profit	12,135	6%	38,141	37%

Salaries and professional fees	288,317	131%	397,134	383%
Research and development	4,757	2%	522	1%
General and administrative	62,551	29%	68,708	66%
Operating expenses	355,625	162%	466,364	450%

Loss from operations	(343,490)	(156)%	(428,223)	(413)%
Other income (expense), net	-	-%	(41,440)	(40) %
Net loss	$(343,490)	(156)%	$(469,663)	(453)%

Revenues

Revenues during the first quarter of 2012 increased 112% over the same period in 2011.  The increase is primarily due to revenues generated from the shipment of 1,500 of our GPS devices to Aetrex for use in Aetrex’s shoes (the “Navistar GPS Shoe”). When the Navistar GPS Shoe is sold by Aetrex to, and activated by the end user, that customer will be required to pay us a monthly service fee, a portion of which will be shared with Aetrex and our customer service provider.  Aetrex initiated a soft launch of the Navistar GPS Shoe in December 2011; however because of slow sales and GPS activations during the initial introductory period of this product, we have not generated material monthly service fees as of March 31, 2012.  The increase in GPS device sales is partially offset by a decrease in our smart-phone mobile applications (“Apps”) revenues of approximately $37,000 or 97% when comparing the first quarter of 2012 to 2011.  A large portion of subscriber downloads in 2012 relate to upgrades by current subscribers, which upgrades are provided free of charge.   Other than the foregoing Aetrex and Apps revenues, during the first quarter of 2012 we also recognized approximately $30,000 of revenue from our hardware product sales, portal software licensing, monthly subscriptions, Code Amber annual news feed subscriptions, points of display sponsorships and the sale of Code Amber Alertags.

Cost of goods sold

The increase in cost of goods sold as a percentage of revenues during the first quarter of 2012 is primarily attributable to the cost of the GPS devices we shipped to Aetrex, as well as costs incurred in generating new business for our portal services.  Our gross margins on the GPS devices that we sell is small because we sell those devices in order to obtain the subsequent, high margin, recurring GPS connection and services revenues.  During the fiscal quarter ended March 31, 2012, most of our revenues were derived from device sales.  Our gross margins are expected to increase as our service revenues increase.  Included in cost of goods sold is the depreciation on the capitalized costs of the Apps, which represents approximately 19% of cost of goods sold during the first quarter of 2012.

Salaries and professional fees

Salaries and professional fees during the first quarter of 2012 decreased 27% in comparison to the first quarter of 2011 due to numerous cost cutting efforts, including reductions in staff and management positions.  These reductions will remain in place as we maintain a low-overhead approach to operations that will adjust, as operations require.

Research and development

Research and development expense during the first quarter of 2012 increased 811% in comparison to the same 2011 period. We have begun new research and development efforts to bring our GPS devices into the children’s shoe market.  We expect our research and development costs to continue to increase and we look for new and innovative areas where our devices can be utilized.

General and administrative

General and administrative expenses consist primarily of corporate administrative costs, depreciation, occupancy costs, insurance and travel and entertainment.  General and administrative expenses during the first quarter of 2012 decreased 9% in comparison to the comparable period in 2011 due primarily to reductions in depreciation expense and insurance costs

Other Income (Expense), net

Other income/(expense), net for the first quarter of 2011 is primarily attributable to interest expense and discount amortization related to convertible promissory notes outstanding during that time period.  The convertible promissory notes were converted in their entirety during 2011 resulting in the convertible promissory notes being extinguished in full.  Accordingly, no such expenses were incurred during the first quarter of 2012.

Liquidity and Capital Resources

As of March 31, 2012, we had approximately $99,000 of cash and cash equivalents, and a working capital deficit of approximately $275,000 compared to approximately $92,000 of cash and cash equivalents and a working capital deficit of approximately $190,000 as of December 31, 2011.

During the first quarter of 2012, our net loss decreased by 27% to approximately $343,000 compared to a net loss of approximately $ 470,000 for the same 2011 period.  Net cash used in operating activities was approximately $130,000 for the first three months of 2012 compared to $108,000 during the same 2011 period.  The increase was primarily due to a reduction in stock based compensation, a decrease in accounts payable and accrued expenses and the shipment of GPS devices to Aetrex during the first quarter of 2012.

Net cash used in investing activities during the three months ended March 31, 2012 and 2011 was approximately $15,000 and $24,000, respectively and consisted primarily of payments for the development of our LOCiMOBILE® products, which payments were capitalized.

Net cash provided by financing activities during the three months ended March 31, 2012 and 2011 was approximately $152,000 and $115,000, respectively, and primarily consists of proceeds received from the sale of shares under an equity line of financing (the “Equity Line”) that we have established with Dutchess Equity Fund, L.P. (now known as Dutchess Opportunity fund, II, LP).  During the first quarter of 2012, we sold 2,115,497 shares of common stock to Dutchess resulting in proceeds of approximately $152,000.

Because revenues from our operations have, to date, have been insufficient to fund our working capital needs, we currently rely on the cash we receive from our financing activities, as well as, the Equity Line with Dutchess to fund our capital expenditures and to support our working capital requirements.   Although we anticipate (i) that revenues from the Navistar GPS Shoe that was released at the end of fiscal 2011 will increase substantially in 2012 and (ii) that we will receive additional revenues under our other licenses, the amount and timing of such revenues is unknown.  For our internal budgeting purposes, we have assumed that such revenues will not be sufficient to fund all of our planned operating and other expenditure.  In addition, our actual cash expenditures may exceed our planned expenditures, particularly if we invest in the development of improved versions of our existing products and technologies, and if we increase our marketing expenses.   Accordingly, we anticipate that we will have to raise additional capital in order to fund our operations in 2012.

Since we entered into the Investment Agreement with Dutchess in November 2009 in connection with the Equity Line, we have sold to Dutchess 11,359,355 shares of our common stock (at prices ranging from $0.176 - $0.050 per share) for net proceeds of approximately $919,000. The aggregate maximum number of shares that we are entitled to sell to Dutchess during the three year term of the Investment agreement is 12,000,000.   We anticipate that we will continue to, from time to time, draw on the Equity Line to provide additional funding, although the amount of such additional funding will be limited since as of May 9, 2012 we can only sell up to approximately 640,000 additional shares under the Equity Line.  Accordingly, the amount of funds we will be able to obtain under the Equity Line is not expected to be sufficient to fund our anticipated working capital deficits.

We are currently a party to two licensing agreements (with Aetrex and MNX) and three international distributor agreements.  During 2012, we anticipate that we will generate increased revenues from these licensing agreements and from our current and international distributors.  However, we expect to incur continued losses until these and our other revenue initiatives collectively generate substantial revenues.  No assurance can be given that our current contractual arrangements and the revenues from the Navistar GPS Shoes, device sales, subscriptions, Alertags, software licensing, or our smart phone or tablet Apps will be sufficient to fund our anticipated working capital needs by the end of calendar year 2012.

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

Despite the potential sales of stock via private placements or the exercise of outstanding stock warrants, proceeds from the Equity Line, the use of stock to pay for services and other measures available to preserve cash, we may not have sufficient liquidity to satisfy our cash requirements for the next twelve months.   If our actual expenses increase beyond our existing financial resources, we will have to access funding through the sale of additional equity or debt securities.  In any event, we expect that unless our sales increase significantly, we will need to raise additional funds during 2012, either through the Equity Line or otherwise.  The sale of additional equity securities will result in additional dilution to our existing stockholders. Sale of debt securities could involve substantial operational and financial covenants that might inhibit our ability to follow our business plan.  We have not identified the sources for the additional financing that we will require, and there is no assurance that sufficient funding through a financing will be available to us at acceptable terms or at all.  Any additional funding that we obtain in a financing is likely to reduce the percentage ownership of the Company held by our existing security-holders.  The amount of this dilution may be substantial based on our current stock price, and could increase if the trading price of our common stock declines at the time of any financing from its current levels.  We may also attempt to raise funds through corporate collaboration and licensing arrangements.  To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to grant licenses on terms that are not favorable to us.  There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.  If we are unable to obtain the needed additional funding, we may have to further reduce our current level of operations, or may even have to totally discontinue our operations.

Since inception in 2002, we have generated significant losses (as of March 31, 2012, we had an accumulated deficit of approximately $13,057,000), and we currently expect to incur continued losses until our revenue initiatives collectively generate substantial revenues.  Depending on our current contractual arrangements, sales from the GPS enabled shoes by Aetrex, and the revenues from additional LOCiMOBILE® applications, we currently anticipate that our losses will continue until the end of calendar year 2012.  Please see the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2011 for more information regarding risks associated with our business.

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

Critical Accounting Policies and Estimates

There are no material changes to the critical accounting policies and estimates described in the section entitled “Critical Accounting Policies and Estimates” under Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

None.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company”, we are not required to provide disclosure under this Item 1A.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During February 2012, we issued 600,000 shares of common stock to four consultants as compensation for services rendered, the grant-date fair value of which was approximately $42,000.

During April 2012, the Company issued a total of 375,000 shares of common stock to four consultants for services rendered, the grant-date fair value of which cumulatively was $30,000.  Additionally, a total of 1,500,000 shares of common stock were issued to our chief executive officer and the five members of our board of directors for their services during 2012. These shares contain repurchase rights whereby the Company retains the rights to acquire the shares from the stock recipients and such repurchase rights lapse ratably over twelve months at a rate of 1/12th per month retroactively beginning on January 1, 2012.  The value of the shares is calculated in conjunction with the monthly vesting based on the average stock price during the respective month.  Accordingly, the 375,000 shares vested as of March 31, 2012 were valued at $30,000 and the remaining 1,125,000 will be valued at their average monthly stock price.  An additional 31,250 shares of common stock were issued to each of our five members of the board of directors for their attendance at the April 2012 Board of Directors Meeting and were valued cumulatively at the grant-date fair value of $12,500.

The above mentioned shares were issued in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

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

_________________________________

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTX CORP

Date: May 9, 2012 By:	/s/ ALEX MCKEAN Alex McKean, Interim Chief Financial Officer (Principal Financial Officer)

Date: May 9, 2012 By:	/s/ PATRICK BERTAGNA Patrick Bertagna, Chief Executive Officer