Form 10-Q
period 2012-06-30
GTX CORP
filed 2012-08-14
CIK 1375793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012

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

______________________________________________________________________

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

Yes      . No   X  .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 78,960,727 common shares issued and outstanding as of August 14, 2012.

GTX CORP AND SUBSIDIARIES

For the quarter ended June 30, 2012

FORM 10-Q

PART I

ITEM 1.  FINANCIAL STATEMENTS

GTX CORP
CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$9,150	$91,639
Accounts receivable, net	12,601	129,836
Inventory, net	1,560	144,950
Other current assets	19,924	6,653

Total current assets	43,235	373,078

Property and equipment, net	150,018	299,225
Other assets	25,972	25,972

Total assets	$219,225	$698,275

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$202,435	$269,915
Accrued expenses - related parties	235,491	121,820
Deferred revenues	7,639	171,543
Line of credit	17,250	-
Total current liabilities	462,815	563,278

Total liabilities	462,815	563,278

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 2,071,000,000 shares authorized; 78,960,727 and 72,688,980 shares issued and outstanding at June 30, 2012 and December 31 , 2011, respectively	78,960	72,689
Additional paid-in capital	13,119,060	12,775,754
Accumulated deficit	(13,441,610)	(12,713,446)

Total stockholders’ equity (deficit)	(243,590)	134,997

Total liabilities and stockholders’ equity (deficit)	$219,225	$698,275

See accompanying notes to consolidated financial statements

GTX CORP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues	$45,461	$118,320	$264,860	$254,568

Cost of goods sold	25,812	85,229	233,076	183,336

Gross profit	19,649	33,091	31,784	71,232

Operating expenses
Salaries and professional fees	271,485	322,416	559,802	719,550
Research and development	370	3,070	5,127	4,049
General and administrative	144,468	71,447	207,019	139,698

Total operating expenses	416,323	396,933	771,948	863,297

Loss from operations	(396,674)	(363,842)	(740,164)	(792,065)

Other income (expense)
Finance costs	(4,250)	-	(4,250)	-
Dismissal of litigation	16,250	-	16,250	-
Derivative income	-	55,596	-	60,442
Gain on conversion of debt	-	6,348	-	9,552
Interest expense	-	(32,699)	-	(82,190)

Total other income (expense)	12,000	29,245	12,000	(12,196)

Net loss	$(384,674)	$(334,597)	$(728,164)	$(804,261)

Weighted average number of common shares outstanding - basic and diluted	77,332,293	56,001,108	75,645,488	53,164,000

Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

See accompanying notes to consolidated financial statements

GTX CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net loss	$(728,164)	$(804,261)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	58,325	96,870
Impairment of software development costs	103,000
Dismissal of litigation	(16,250)
Discount on loan payable	-	10,000
Stock based compensation	181,567	305,787
Line payable finance costs	2,250	-
Gain on conversion of debt	-	(9,552)
Amortization of debt discount	-	29,534
Change in fair value of derivative liability	-	(14,500)
Changes in operating assets and liabilities
Accounts receivable	117,235	(36,539)
Inventory	143,390	(107,559)
Other current assets	(13,271)	(5,285)
Accounts payable and accrued expenses	(35,230)	40,016
Accrued expenses-related parties	113,671	88,302
Deferred revenues	(163,904)	69,783

Net cash used in operating activities	(237,381)	(337,404)

Cash flows from investing activities
Purchase of property and equipment	(12,118)	(28,750)

Net cash used in investing activities	(12,118)	(28,750)

Cash flows from financing activities
Proceeds from line of credit, net	15,000	-
Proceeds from loan payable, net	-	27,500
Proceeds from issuance of common stock	152,010	316,038
Proceeds from stock subscription	-	297,500

Net cash provided by financing activities	167,010	641,038

Net decrease in cash and cash equivalents	(82,489)	274,884

Cash and cash equivalents, beginning of period	91,639	66,488

Cash and cash equivalents, end of period	$9,150	$341,372

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

Supplementary disclosure of noncash activities:
Issuance of common stock for development of Apps (Property & equipment)	$-	$43,700
Issuance of common stock for accrued wages	$16,000	$120,000
Issuance of common stock for conversion of notes payable	$-	$77,000

See accompanying notes to consolidated financial statements

GTX CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

1.

ORGANIZATION AND NATURE OF BUSINESS

GTX Corp and its subsidiaries (the “Company” or “GTX”) are engaged in businesses that design, develop and sell various interrelated and complementary products and services in the Personal Location Services marketplace.  GTX owns 100% of the issued and outstanding capital stock of Global Trek Xploration (“GTX California”), LOCiMOBILE, Inc., and Code Amber News Service, Inc. (“CANS”). GTX California focuses on hardware and software design and development of products and services by offering a Global Positioning System (“GPS”) and cellular location platform that enables subscribers to track in real time the whereabouts of people, pets or high valued assets through a miniaturized transceiver module, wireless connectivity gateway, middleware and viewing portal.  LOCiMOBILE, Inc. has developed and owns LOCiMobileTM, a suite of mobile tracking applications that turn the iPhone, Android, BlackBerry and other GPS enabled handsets into a tracking device which can then be tracked from handset to handset or through our Location Data Center tracking portal and which allows the user to send a map to the recipient’s phone showing the user’s location.  CANS is a U.S. and Canadian syndicator of all state Amber Alerts providing website tickers and news feeds to merchants, internet service providers, affiliate partners, corporate sponsors and local, state and federal agencies, as well as, marketing and selling the patent pending electronic medical Code Amber Alertag.

2.

BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of GTX have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included.  Our operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2011, which are included in our Annual Report on Form 10-K, and the risk factors contained therein.

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

3.

RELATED PARTY TRANSACTIONS

In order to preserve cash for other working capital needs, various officers and members of management have agreed to accrue portions of their salary since fiscal 2009.  As of June 30, 2012 and December 31, 2011, the Company owed $235,491 and $121,820, respectively for such accrued wages.

4.

AETREX AGREEMENT

During January 2012, the Company delivered 1,500 GPS tracking devices to Aetrex Worldwide, Inc. (“Aetrex”) thereby increasing the total number of devices sold to Aetrex to 4,500 and recognizing approximately $158,000 of revenue during the six months ended June 30, 2012. Aetrex currently has embedded our GPS devices into shoes and has the inventory available for immediate delivery to consumers and channel partners. As these shoes are shipped and activated GTX will realize on average $32.50 of gross revenue per month per pair.  In accordance with its license agreement dated March 18, 2010 (the “License Agreement”) Aetrex has been granted the right to embed our GPS tracking device into its Aetrex Navistar GPS Shoe (the “Navistar GPS Shoe”).  The License Agreement stipulates a one year warranty from the date of product acceptance by Aetrex.  Based on management’s estimates, no accrual for warranty liability is necessary as of June 30, 2012.  The Navistar GPS Shoes are currently targeted at senior citizens afflicted with dementia.  The principal source of revenues from these shoes is expected to be realized from the monthly service fees (a portion of which will be shared with Aetrex) that the owners of the Navistar GPS Shoes are required to pay.

5.

SOFTWARE DEVELOPMENT COSTS

Software development costs include payments made to independent software developers under development arrangements primarily for the development of our smart-phone mobile applications (“Apps”). Software development costs are capitalized once technological feasibility of a product is established and it is determined that such costs should be recoverable against future revenues. For products where proven technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Amounts related to software development that are not capitalized are charged immediately to product research and development costs.

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

During the six months ended June 30, 2012, management assessed the value of our capitalized software development costs and determined that, based on the revenues generated from our Apps, that the capitalized assets had been impaired.  Accordingly, we wrote-down the software development costs to the estimated net realizable value of approximately $44,000 and recognized an impairment charge of $103,000 in the accompanying consolidated financial statements.

6.

LINE OF CREDIT AGREEMENT

On June 27, 2012, the Company entered into an agreement with an unrelated third party (the “Holder”) for a $55,000 line of credit (the “Line Agreement”).  In accordance with the Line Agreement, the Company is required to repay 115% of each amount advanced (the “Advance Amount”) and must make mandatory payments on each Advance Amount every 30 days from the date the Advance Amount is requested in an amount equal to 1/3 of the Advance Amount.  All Advance Amounts shall be repaid in full by the maturity date, November 27, 2012.  The Company issued the Holder 250,000 shares of its common stock as an incentive for entering into the Line Agreement.  The stock was valued at the current market price of $0.04 per share or $10,000.  The Company paid the Holder administrative fees totalling $2,000 for due diligence, document creation expense, closing costs, and transaction administration expenses.  In the event the Company raises in excess of $25,000 from a financing, and there are unpaid Advance Amounts under the Line Agreement, the Company shall use any funds in excess of the $25,000 to repay the Holder any amounts outstanding.  In the event the volume weighted average price of the Company’s common stock is below $.025 for a period of five days, no further advance requests can be submitted by the Company. In accordance with the Line Agreement, the Company is obligated to issue up to 640,645 shares to secure the re-payment of the Advance Amounts.

As of June 30, 2012, we have borrowed $15,000 under the Line Agreement. Accordingly, we have recorded the Advance Amount of $17,250 as a line of credit and $4,250 as financing costs representing the $2,250 of finance charges and $2,000 of administrative fees in the accompanying consolidated financial statements.

7.

EQUITY

Common Stock

During the six months ended June 30, 2012, the Company issued 4,156,250 shares (valued at $196,494) of common stock, subject to restrictions upon transfer pursuant to Rule 144, as promulgated under the Securities Act of 1933, as amended, to various officers, members of management and consultants as compensation for services rendered.

	Value of Shares	# of shares
Shares issued for services rendered	$119,500	2,006,250
Shares issued for accrued wages	16,000	400,000
Shares issued with repurchase rights	50,994	1,500,000
Shares issued for line of credit	10,000	250,000

Total restricted shares issued	$196,494	4,156,250

Shares issued for services rendered were to various members of management, employees and consultants and are expensed as Stock Based Compensation in the accompanying consolidated statement of operations.  Shares issued for accrued wages were granted to our Chief Executive Officer and Chief Operating Officer as payment for portions of their salary that had been accrued since 2009 (See Note 3). Shares issued with repurchase rights relate to shares of common stock issued in April 2012 to members of management and board members which contained repurchase rights whereby the Company retained the rights to acquire the shares from the stock recipients and such repurchase rights lapsed ratably over twelve months at a rate of 1/12th per month beginning on January 1, 2012, and are recorded as an Other Current Asset in the accompanying consolidated financial statements.  Upon vesting, the shares are revalued based on the average stock price during the respective month and the related stock based compensation expense is recognized.  Shares issued for line of credit relate to shares issued in conjunction with a line of credit agreement entered into on June 27, 2012.  See further discussion at Note 6.

In connection with the Company’s equity line financing arrangement (the “Equity Line”) with Dutchess Opportunity Fund, II, LP (“Dutchess”), during the six months ended June 30, 2012 the Company sold to Dutchess a total of 2,115,497 shares of common stock, at a weighted average price of $0.072 per share resulting in proceeds of $152,010. As of June 30, 2012 there were 640,645 additional shares of common stock remaining under the Equity Line.

Common Stock Warrants

Since inception, the Company has issued warrants to purchase shares of the Company’s common stock to shareholders, consultants and employees as compensation for services rendered and/or through private placements.

A summary of the Company’s warrant activity and related information for the six months ended June 30, 2012 is provided below:

	Exercise Price	Number of Warrants

Outstanding and exercisable at December 31, 2011	$0.08 – 0.40	6,991,000
Warrants exercised	-	-
Warrants granted	-	-
Warrants expired	-	-
Outstanding and exercisable at June 30, 2012	$0.08 - 0.40	6,991,000

Stock Warrants as of June 30, 2012
Exercise	Warrants	Remaining	Warrants
Price	Outstanding	Life (Years)	Exercisable

$0.40	1,271,000	0.79	1,271,000
$0.08	5,720,000	1.63	5,720,000
	6,991,000	1.48	6,991,000

Common Stock Options

During the six months ended June 30, 2012 and 2011, the Company recorded compensation expense related to options granted under the 2008 Equity Compensation Plan (the “2008 Plan”) of $1,074 and $36,915, respectively.

The 2008 Plan provides for the issuance of a maximum of 7,000,000 shares of which, after adjusting for estimated pre-vesting forfeitures, approximately 129,000 were still available for issuance as of June 30, 2012.

Stock option activity under the 2008 Plan for the six months ended June 30, 2012 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Grant Date Fair Value
Outstanding at December 31, 2011	2,576,578	$0.34	2.23	$326,317
Options granted	450,000	$0.08	3.00	14,768
Options exercised	-			-
Options cancelled/ forfeited/ expired	(468,166)	$0.44		(94,327)
Outstanding at June 30, 2012	2,558,412	$0.21	1.01	$246,758

Exercisable at June 30, 2012	2,162,342	$0.23	0.99	$231,322

As of June 30, 2012, after adjusting for estimated pre-vested forfeitures, there was approximately $15,000 of unrecognized compensation cost related to unvested stock options which is expected to be recognized during the remainder of fiscal year 2012.  The Company intends to issue new shares to satisfy share option exercises.

8.

COMMITMENTS & CONTINGENCIES

On June 27, 2012, the Company entered into an Investment Agreement (“Investment Agreement”) with Dutchess pursuant to which, Dutchess committed to purchase up to $5,000,000 of the Company’s common stock, over the course of thirty-six months (the “Equity Line Financing”).  The aggregate number of shares issuable by the Company and purchasable by the Investor under the Investment Agreement is 15,000,000.  Concurrently, the Company entered into a Registration Rights Agreement (“Registration Rights Agreement”) with Dutchess, whereby the Company is obligated to file a registration statement with the Securities and Exchange Commission to register the resale by the Investor of 15,000,000 shares of the common stock underlying the Investment Agreement by or before September 10, 2012. The terms of the Investment Agreement and Registration Rights Agreement are similar to those under the Equity Line entered into with Dutchess in 2009 and are more fully described in the Current Report on Form 8-K filed with the Securities Exchange Commission on July 3, 2012.

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

In January 2011, a lawsuit was filed against the Company by a former independent contractor who claimed we owed him $16,250 for services rendered during 2008 and 2009.  We contended that the independent contractor was paid in full for the services rendered and no additional funds were due to the former independent contractor.  For conservative purposes, we provided for a litigation accrual for $16,250 in our consolidated financial statements.  In February 2011 we filed a demurrer to the complaint and in June 2011 we filed a demurrer to the amended complaint.  In February 2012, the courts granted our motion to strike the former independent contractor’s 2nd Amended Complaint as a result of his failing to timely amend after demurrer.  During May 2012, the court dismissed the complaint in its entirety without prejudice.  Accordingly, we have removed the litigation accrual from our consolidated financial statements and recognized income totalling $16,250 from the dismissal of the litigation during the six months ended June 30, 2012.

We are not currently a party to any material litigation.

9.

CONCENTRATIONS

The Company received approximately 61% of its revenues during the six months ended June 30, 2012 from Aetrex.

10.

SUBSEQUENT EVENTS

On July 11, 2012, the Company submitted its second Advance Request to the Holder under the $55,000 Line Agreement in the amount of $15,000, representing an Advance Amount of $17,250.  On July 27, 2012, we made our first payment of $5,750 to repay a portion of our first Advance Request.

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

•

LOCiMOBILE, Inc., our mobile application subsidiary, has developed and owns LOCiMOBILE® a suite of mobile tracking applications that turn the latest smartphones and tablets such as iPhone®, iPad, Blackberry, Google Android and other GPS enabled handsets into a tracking and location based social networking device which can then be viewed through our Location Data Center tracking portal or on any connected device with internet access.   As of August 14, 2012, our 17 Apps have experienced over 1.3 million downloads in 153 countries.  There are currently several new Apps in development and scheduled for release in 2012. These include a series of applications that will be geared for the enterprise user, by offering “private label” versions of our popular consumer apps to companies looking for a more personalized and secure method of keeping track of their employees. In addition, our goal is to expand into the proximity marketing business and begin to leverage our global user base. Our roadmap also consists of additional applications for the iPad, other tablets, TV’s, and more applications for the iPhone, BlackBerry and Google Android operating systems, all of which are expected to contribute to our user base community, the value of our brand, and revenues from App sales, monthly subscriptions and advertising.

•

Code Amber News Service, Inc. (“CANS”) is our wholly-owned subsidiary that is the U.S. and Canadian syndicator and content provider of all state Amber Alerts (public notifications of child abductions) and missing person alerts.  CANS reaches close to a half a million viewers a day through its widely distributed Code Amber website and desktop tickers, wireless Amber Alerts and Missing Endangered Persons alerts delivered to cell phones and PDAs and support of over 500 local and federal law enforcement agencies. To date, our CANS operations has primarily been used to generate goodwill for our products through its public service announcements.  Our goal is to position CANS to generate revenues from brand licensing, sponsorships, and data feeds. In addition CANS plays a significant part in our overall outreach campaign, primarily used to generate awareness of our GPS products and applications.  CANS provides website tickers and news feeds to merchants, internet service providers, affiliate partners, corporate sponsors and local, state and federal agencies.

Additionally, CANS markets and sells the patent pending electronic medical Code Amber Alertag and has recently signed up dozens of online affiliates and channel partners with nearly 300 affiliates in 61 countries and 25 active fundraising organizations throughout the United States that are selling the Alertag.  The Alertag comes with an annual $19.95 subscription based model and compliments the overall GTX business model of providing peace of mind and personal location solutions.

Results of Operations

The following discussion should be read in conjunction with our interim consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report.

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

	Three Months Ended June 30,
	2012		2011
	$	% of Revenues	$	% of Revenues

Revenues	45,461	100%	118,320	100%
Cost of goods sold	25,812	57%	85,229	72%
Net profit (loss)	19,649	43%	33,091	28%

Salaries and professional fees	271,485	597%	322,416	272%
Research and development	370	1%	3,070	3%
General and administrative	144,468	318%	71,447	60%
Operating expenses	416,323	916%	396,933	335%

Loss from operations	(396,674)	(873)%	(363,842)	(308)%
Other income (expense), net	12,000	26%	29,245	25%
Net loss	(384,674)	(847)%	(334,597)	(283)%

Revenues

The 62% decrease in revenues during the second quarter of 2012 is due primarily to a $42,000 or 75% decrease in our smart-phone mobile application (“App”) revenues in comparison to the second quarter of 2011.  A growing majority of our downloads relate to upgrades to current subscriptions which are provided free of charge, thus decreasing the amount of App revenues recognized.  The Company has partnered with Aetrex Worldwide, Inc. (“Aetrex”) to embed our GPS tracking device into its Aetrex Navistar GPS Shoe (the “Navistar GPS Shoe”) and has sold a total of 4,500 GPS devices to Aetrex as of June 30, 2012. When the Navistar GPS Shoe is sold by Aetrex, and activated by the end user, that customer will be required to pay us a monthly service fee, a portion of which will be shared with Aetrex.  Aetrex initiated a soft launch of the Navistar GPS Shoe in December 2011; however because of slow sales and GPS activations during the initial introductory period of this product, we have not generated a material amount of monthly service fees during the second quarter of 2012.  During the second quarter of 2011 we earned approximately $20,000 for the sale of software development portal administration.  Such fees are not re-occurring thus contributing to the decline in the current quarter.

Cost of goods sold

Cost of goods sold includes depreciation on the capitalized costs of the Apps that we sell.  The decrease in cost of goods sold from the second quarter of 2011 to the second quarter of 2012 is primarily the result of a $103,000 impairment of our software development cost to net realizable value of our Apps.   Accordingly, the write-down of such cost resulted in a decrease in the amount of depreciation recognized.

Salaries and professional fees

Salaries and professional fees during the second quarter of 2012 decreased 16% in comparison to the second quarter of 2011 due primarily to reductions in staff and management positions, as well as, marketing and public relations services.  These reductions will remain in place as we maintain a low-overhead approach to operations that will adjust as operations require.

Research and development

Although we had begun new research and development efforts to bring our GPS devices into the children’s shoe market during the beginning of 2012, these efforts slowed during the second quarter in an effort to cut costs.  It is management’s intent to continue to look for new and innovative areas where our devices can be utilized as additional funds become available.

General and administrative

General and administrative costs during the second quarter of 2012 increased 102% in comparison to the second quarter of 2011 due to the impairment of capitalized software development costs.  During the second quarter of 2012, management assessed the value of our capitalized software development costs and determined that, based on the revenues generated from our Apps, that the capitalized assets had been impaired.  Accordingly, we wrote-down the software development costs to the estimated net realizable value of approximately $44,000 and recognized an impairment charge of $103,000 during the second quarter of 2012.  General and administrative expenses also consist of corporate administrative costs, depreciation, occupancy costs, insurance and travel and entertainment which, when excluding the impairment charge, decreased 42% during the second quarter of 2012 in comparison to the second quarter of 2011 due primarily to various cost cutting measures which are expected to continue through 2012.

Other Income (Expense), net

Other income (expense), net for the second quarter of 2012 primarily consists of $16,250 of other income recognized from the reversal of a litigation accrual relating to a lawsuit filed against the Company by a former consultant.  The litigation was dismissed in May 2012.  Also included are finance costs of 15% applied to advances made on a line of credit entered into on June 27, 2012.  During the second quarter of 2012 we drew $15,000 on the line resulting in finance costs of $2,250.  Additionally, we paid $2,000 of administrative costs to the Holder of the line of credit.  See further discussion in the Liquidity and Capital Resources discussion below.  Other income (expense), net for the second quarter of 2011 is primarily attributable to discount amortization, derivative income and the gain on conversion of our convertible promissory notes which were paid in full during 2011.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

	Six Months Ended June 30,
	2012		2011
	$	% of Revenues	$	% of Revenues

Revenues	264,860	100%	254,568	100%
Cost of goods sold	233,076	88%	183,336	72%
Net profit	31,784	12%	71,232	28%

Salaries and professional fees	559,802	211%	719,550	283%
Research and development	5,127	2%	4,049	1%
General and administrative	207,019	78%	139,698	55%
Operating expenses	771,948	291%	863,297	339%

Loss from operations	(740,164)	(279)%	(792,065)	(311)%
Other income (expense), net	12,000	5%	(12,196)	(5) %
Net loss	(728,164)	(274)%	(804,261)	(316)%

Revenues

Revenues during the first six months of 2012 increased 4% as compared to the same period in 2011 primarily due to revenues generated from the January 2012 shipment of 1,500 of our GPS devices to Aetrex for use in the Navistar GPS Shoe. When the Navistar GPS Shoe is sold by Aetrex, and activated by the end user, that customer will be required to pay us a monthly service fee, a portion of which will be shared with Aetrex.  Aetrex initiated a soft launch of the Navistar GPS Shoe in December 2011; however because of slow sales and GPS activations during the initial introductory period of this product, we have not generated a material amount of monthly service fees as of June 30, 2012.  The increase in GPS device sales is partially offset by a decrease in our App revenues of approximately $70,000 or 56% when comparing the six months ended June 30, 2012 to the comparable 2011 period.  A large portion of subscriber downloads in 2012 relate to upgrades by current subscribers, which upgrades are provided free of charge.   Additionally, during 2011 we earned approximately $20,000 for the sale of software development portal administration.  Such fees are not re-occurring thus contributing to the reduction in revenues during the period.

Cost of goods sold

The increase in cost of goods sold as a percentage of revenues during the six months ended June 30, 2012 over the same period last year is primarily attributable to the cost of the GPS devices we shipped to Aetrex, as well as costs incurred in generating new business for our portal services.  Our gross margins on the GPS devices that we sell is small because we sell those devices in order to obtain the subsequent, high margin, recurring monthly GPS connection and services revenues.  The low gross margin on the Aetrex GPS devices is offset during the period due to a $103,000 impairment of our software development cost to net realizable value.   Included in cost of goods is depreciation on software development costs (mainly the capitalized costs of the Apps) and accordingly, the write-down of such cost resulted in a decrease in the amount of depreciation recognized.

Salaries and professional fees

Salaries and professional fees during the first six months of 2012 decreased 22% compared to the same 2011 period primarily due to reductions in staff and management positions and marketing and public relations services, all in an effort to cut costs.  These reductions will remain in place as we maintain a low-overhead approach to operations that will adjust, as operations require.

Research and development

Research and development expense during the first six months of 2012 remained relatively comparable to the same 2011 period. Although we had begun new research and development efforts to bring our GPS devices into the children’s shoe market during the beginning of 2012, these efforts slowed during the second quarter in an effort to cut costs.  It is management’s intent to continue to look for new and innovative areas where our devices can be utilized as additional funds become available.

General and administrative

General and administrative costs during the six months ended June 30, 2012 increased 48% in comparison to the six months ended June 30, 2011 due to the impairment of capitalized software development costs.  Management re-assessed the value of our capitalized software development costs and determined that, based on the revenues generated from our Apps, that the capitalized assets had been impaired.  Accordingly, we wrote-down the software development costs to the estimated net realizable value of approximately $44,000 and recognized an impairment charge of $103,000 during the six months ended June 30, 2012.  General and administrative expenses also consist of corporate administrative costs, depreciation, occupancy costs, insurance and travel and entertainment which, when excluding the impairment charge, decreased 26% during the six months ended June 30, 2012 in comparison to the six months ended June 30, 2011 due primarily to reductions in depreciation expense, insurance and travel, as well as, the implementation of various general cost cutting measures.

Other Income (Expense), net

Other income (expense), net for the six months ended June 30, 2012 primarily consists of $16,250 of other income recognized from the reversal of a litigation accrual relating to a lawsuit filed against us by a former consultant that was dismissed in May 2012.  Also included are finance costs of 15% applied to advances made on a line of credit entered into on June 27, 2012.  We drew $15,000 on the line resulting in finance costs of $2,250.  Additionally, we paid $2,000 of administrative costs to the Holder of the line of credit.  See further discussion in the Liquidity and Capital Resources discussion below.   Other income (expense), net for the six months ended June 30, 2011 is primarily attributable to discount amortization, derivative income and the gain on conversion of our convertible promissory notes which were paid in full during 2011.

Liquidity and Capital Resources

As of June 30, 2012, we had approximately $9,000 of cash and cash equivalents, and a working capital deficit of approximately $420,000 compared to approximately $92,000 of cash and cash equivalents and a working capital deficit of approximately $190,000 as of December 31, 2011.

During the six months ended June 30, 2012, our net loss decreased 9% to approximately $728,000 compared to a net loss of approximately $ 804,000 for the same 2011 period.  Net cash used in operating activities was approximately $237,000 for the six months ended June 30, 2012 compared to $337,000 during the same 2011 period.  The decrease was primarily due to the impairment of capitalized software development costs, a reduction in stock based compensation, reductions in accounts receivable, the shipment of GPS devices to Aetrex, and the continued accrual of portions of wages payable to members of management and various officers in an effort to preserve cash for working capital needs.

Net cash used in investing activities during the six months ended June 30, 2012 and 2011 was approximately $12,000 and $29,000, respectively and consisted primarily of payments for the development of our LOCiMOBILE® products, which payments were capitalized.

Net cash provided by financing activities during the six months ended June 30, 2012 was approximately $167,000 and primarily consists of proceeds received from the sale of shares under an equity line of financing (the “Equity Line”) that we have established with Dutchess Equity Fund, L.P. (now known as Dutchess Opportunity Fund, II, LP).  During the six months ended June 30, 2012, we sold 2,115,497 shares of common stock to Dutchess resulting in proceeds of approximately $152,000.  Additionally, we entered into a $55,000 line of credit on June 27, 2012 upon which we had drawn $15,000 as of June 30, 2012.  Net cash provided by financing activities during the six months ended June 30, 2011 was approximately $641,000 and consists primarily of proceeds received from the sale of 4,844,553 shares of common stock from the Equity Line financing agreement, resulting in proceeds of $316,000 and $297,500 from stock subscription agreements.

Because revenues from our operations have, to date, been insufficient to fund our working capital needs, we currently rely on the cash we receive from our financing activities, as well as, the Equity Line with Dutchess to fund our capital expenditures and to support our working capital requirements.   Although we anticipate (i) that revenues from the Navistar GPS Shoe that was released at the end of fiscal 2011 will increase during the remainder of 2012 and (ii) that we will receive additional revenues under our other licenses, the amount and timing of such revenues is unknown.  For our internal budgeting purposes, we have assumed that such revenues will not be sufficient to fund all of our planned operating and other expenditure.  In addition, our actual cash expenditures may exceed our planned expenditures, particularly if we invest in the development of improved versions of our existing products and technologies, and if we increase our marketing expenses.

On June 27, 2012, the Company entered into an agreement with an unrelated third party (the “Holder”) for a $55,000 line of credit (the “Line Agreement”).  In accordance with the Line Agreement, the Company is required to repay 115% of each amount advanced (the “Advance Amount”) and must make mandatory payments on each Advance Amount every 30 days from the date the Advance Amount is requested in an amount equal to 1/3 of the Advance Amount.  All Advance Amounts shall be repaid in full by the maturity date, November 27, 2012.  The Company issued the Holder 250,000 shares of its common stock as an incentive for entering into the Line Agreement.  The stock was valued at the current market price of $0.04 per share or $10,000.  The Company paid the Holder administrative fees totalling $2,000 for due diligence, document creation expense, closing costs, and transaction administration expenses.  In the event the Company raises in excess of $25,000 from a financing, and there are unpaid Advance Amounts under the Line Agreement, the Company shall use any funds in excess of the $25,000 to repay the Holder any amounts outstanding.  In the event the volume weighted average price of the Company’s common stock is below $.025 for a period of five days, no further advance requests can be submitted by the Company.  In accordance with the Line Agreement, the Company is obligated to issue up to 640,645 shares to secure the re-payment of the Advance Amounts.

As of August 14, 2012, we have borrowed $30,000 under the Line Agreement (Advance Amount equal to $34,500) of which $5,750 has been repaid in accordance with the terms of the Line Agreement.

Since we entered into the Investment Agreement with Dutchess in November 2009 in connection with the Equity Line, we have sold to Dutchess 11,359,355 shares of our common stock (at prices ranging from $0.176 - $0.050 per share) for net proceeds of approximately $919,000. As of June 30, 2012 there were 640,645 additional shares of common stock remaining under the Equity Line.  In accordance with the Line Agreement these shares were deposited with Dutchess on July 2, 2012 as collateral for the Line Agreement.

On June 27, 2012, the Company entered into an Investment Agreement (“Investment Agreement”) with Dutchess pursuant to which, Dutchess committed to purchase up to $5,000,000 of the Company’s common stock, over the course of thirty-six months (the “Equity Line Financing”).  The aggregate number of shares issuable by the Company and purchasable by Dutchess under the Investment Agreement is 15,000,000.  Concurrently, the Company entered into a Registration Rights Agreement (“Registration Rights Agreement”) with Dutchess, whereby the Company is obligated to file a registration statement with the Securities and Exchange Commission to register the resale by Dutchess of 15,000,000 shares of the common stock underlying the Investment Agreement by or before September 10, 2012. The terms of the Investment Agreement and Registration Rights Agreement are similar to those under the Equity Line entered into with Dutchess in 2009 and are more fully described in the Current Report on Form 8-K filed with the Securities Exchange Commission on July 3, 2012.

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

Despite the potential sales of stock via private placements or the exercise of outstanding stock warrants, proceeds from the Equity Line, and Line Agreement, the use of stock to pay for services and other measures available to preserve cash, we may not have sufficient liquidity to satisfy our short-term or our long-term cash requirements.   Accordingly, we expect that we will have to raise additional funds through the sale of debt or equity securities.  In addition, if our actual expenses increase beyond our existing financial resources, we will have to access funding through the sale of additional equity or debt securities.  In any event, we expect that unless our sales increase significantly, we will need to raise additional funds during 2012, either through the Equity Line or otherwise.  The sale of additional equity securities will result in additional dilution to our existing stockholders. Sale of debt securities could involve substantial operational and financial covenants that might inhibit our ability to follow our business plan.  We have not identified the sources for the additional financing that we will require, and there is no assurance that sufficient funding through a financing will be available to us at acceptable terms or at all.  Any additional funding that we obtain in a financing is likely to reduce the percentage ownership of the Company held by our existing security-holders.  The amount of this dilution may be substantial based on our current stock price, and could increase if the trading price of our common stock declines at the time of any financing from its current levels.  We may also attempt to raise funds through corporate collaboration and licensing arrangements.  To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to grant licenses on terms that are not favorable to us.  There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.  If we are unable to obtain the needed additional funding, we may have to further reduce our current level of operations, or may even have to totally discontinue our operations.

Since inception in 2002, we have generated significant losses (as of June 30, 2012, we had an accumulated deficit of approximately $13,442,000), and we currently expect to incur continued losses until our revenue initiatives collectively generate substantial revenues.  Depending on our current contractual arrangements, sales from the GPS enabled shoes by Aetrex, and the revenues from additional LOCiMOBILE® applications, we currently anticipate that our losses will continue until the end of calendar year 2012.  Please see the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2011 for more information regarding risks associated with our business.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended June 30, 2012, the Company issued a total of 2,406,250 shares of common stock to various consultants, employees, board members and members of management for services rendered, the grant-date fair value of which cumulatively was $135,500.  Included in the 2,406,250 shares issued were a total of 400,000 shares of common stock issued to both our chief executive officer and chief operating officer as payment for accrued wages valued at $16,000 and an additional 31,250 shares of common stock issued to each of our five members of the board of directors (total of 156,250 shares of common stock valued cumulatively at the grant-date fair value of $12,500) for their attendance at the April 2012 Board of Directors Meeting.  Additionally, a total of 1,500,000 shares of common stock were issued to our chief executive officer and the five members of our board of directors for their services during 2012. These shares contain repurchase rights whereby the Company retains the rights to acquire the shares from the stock recipients and such repurchase rights lapse ratably over twelve months at a rate of 1/12th per month retroactively beginning on January 1, 2012.  The value of the shares is calculated in conjunction with the monthly vesting based on the average stock price during the respective month.  Accordingly, the 750,000 shares vested as of June 30, 2012 were valued at $50,994 and the remaining 750,000 will be valued at their average monthly stock price.  Lastly, as consideration for the Line Agreement, we issued 250,000 shares of common stock, valued at $10,000 to the Holder.

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

XBRL Interactive Data File will be filed by amendment to this Form 10-Q within 30 days of the filing date of this Form 10-Q, as permitted by Rule 405(a)(2)(ii) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTX CORP

Date: August 14, 2012	By: /s/ ALEX MCKEAN Alex McKean, Interim Chief Financial Officer (Principal Financial Officer)

Date: August 14, 2012	By: /s/ PATRICK BERTAGNA Patrick Bertagna, Chief Executive Officer