Form 10-Q
period 2012-09-30
GTX CORP
filed 2012-11-19
CIK 1375793

FORM 10-Q UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2012
OR
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 85,401,372 common shares issued and outstanding as of November 15, 2012.

GTX CORP AND SUBSIDIARIES

For the quarter ended September 30, 2012

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

GTX CORP
CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$14,686	$91,639
Accounts receivable, net	23,153	129,836
Inventory, net	1,955	144,950
Other current assets	14,955	6,653

Total current assets	54,749	373,078

Property and equipment, net	131,989	299,225
Other assets	25,972	25,972

Total assets	$212,710	$698,275

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$211,508	$269,915
Accrued expenses - related parties	357,970	121,820
Deferred revenues	30,806	171,543
Short-term debt	30,125	—
Total current liabilities	630,409	563,278

Total liabilities	630,409	563,278

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 2,071,000,000 shares authorized; 81,660,727 and 72,688,980 shares issued and outstanding at September 30, 2012 and December 31 , 2011, respectively	81,660	72,689
Additional paid-in capital	13,212,983	12,775,754
Accumulated deficit	(13,712,342)	(12,713,446)

Total stockholders’ equity (deficit)	(417,699)	134,997

Total liabilities and stockholders’ equity (deficit)	$212,710	$698,275

See accompanying notes to consolidated financial statements

GTX CORP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues	$45,062	$367,960	$309,922	$622,528

Cost of goods sold	23,898	346,688	256,974	530,024

Gross profit	21,164	21,272	52,948	92,504

Operating expenses
Salaries and professional fees	248,424	322,757	808,174	1,042,071
General and administrative	41,222	63,469	253,420	207,455

Total operating expenses	289,646	386,226	1,061,594	1,249,526

Loss from operations	(268,482)	(364,954)	(1,008,646)	(1,157,022)

Other income (expense)
Finance costs	(2,250)	-	(6,500)	-
Dismissal of litigation	-	-	16,250	-
Derivative income	-	13,898	-	74,340
Gain on conversion of debt	-	-	-	9,552
Interest expense	-	(8,483)	-	(90,673)

Total other income (expense)	(2,250)	5,415	9,750	(6,781)

Net loss	$(270,732)	$(359,539)	$(998,896)	$(1,163,803)

Weighted average number of common shares outstanding - basic and diluted	79,312,901	65,724,129	76,876,882	57,396,718

Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

See accompanying notes to consolidated financial statements

GTX CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net loss	$(998,896)	$(1,163,803)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	78,785	147,597
Impairment of software development costs	103,000	-
Dismissal of litigation	(16,250)	-
Discount on loan payable	-	10,000
Stock based compensation	277,816	429,970
Line of credit finance costs	4,500	-
Gain on conversion of debt	-	(9,552)
Amortization of debt discount	-	24,051
Change in fair value of derivative liability	-	(14,500)
Changes in operating assets and liabilities
Accounts receivable	106,683	(182,828)
Inventory	142,995	33,051
Other current assets	(7,927)	(15,058)
Accounts payable and accrued expenses	(26,158)	25,082
Accrued expenses-related parties	236,150	99,032
Deferred revenues	(140,737)	(23,267)

Net cash used in operating activities	(240,039)	(640,225)

Cash flows from investing activities
Purchase of property and equipment	(14,549)	(39,450)

Net cash used in investing activities	(14,549)	(39,450)

Cash flows from financing activities
Proceeds from line of credit, net	15,625	-
Proceeds from loan payable, net	10,000	10,000
Proceeds from issuance of common stock	152,010	625,262

Net cash provided by financing activities	177,635	635,262

Net decrease in cash and cash equivalents	(76,953)	(44,413)

Cash and cash equivalents, beginning of period	91,639	66,488

Cash and cash equivalents, end of period	$14,686	$22,075

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

Supplementary disclosure of noncash activities:
Issuance of common stock for development of Apps (Property & equipment)	$-	$61,548
Issuance of common stock for accrued wages	$16,000	$120,000
Issuance of common stock for conversion of notes payable	$-	$97,000

See accompanying notes to consolidated financial statements

GTX CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

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

The accompanying unaudited consolidated financial statements of GTX have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included. Our operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2011, which are included in our Annual Report on Form 10-K, and the risk factors contained therein.

The consolidated financial statements reflect the accounts of GTX Corp and its wholly owned subsidiaries; Global Trek Xploration, LOCiMOBILE, Inc. and Code Amber News Service, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

2. SIGNIFICANT ACCOUNTING POLICIES

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

3. RELATED PARTY TRANSACTIONS

In order to preserve cash for other working capital needs, various officers and members of management have agreed to accrue portions of their salary since fiscal 2009. As of September 30, 2012 and December 31, 2011, the Company owed $357,970 and $121,820, respectively for such accrued wages.

4. CUSTOMER CONCENTRATIONS

During January 2012, the Company delivered 1,500 GPS tracking devices to Aetrex Worldwide, Inc. (“Aetrex”) thereby increasing the total number of devices sold to Aetrex to 4,500 and recognizing approximately $158,000 of revenue or 51% of total revenues during the nine months ended September 30, 2012. In accordance with its license agreement dated March 18, 2010 (the “License Agreement”) Aetrex has been granted the right to embed our GPS tracking device into its Aetrex NavistarTM GPS Shoe (the “NavistarTM GPS Shoe”) and has the inventory available for immediate delivery to consumers and channel partners. As these shoes are shipped and activated GTX will realize, on average, $32.50 of gross revenue per month per pair. The License Agreement stipulates a one year warranty from the date of product acceptance by Aetrex. Based on management’s estimates, no accrual for warranty liability is necessary as of September 30, 2012. The NavistarTM GPS Shoes are currently targeted at senior citizens afflicted with dementia. The principal source of revenues from these shoes is expected to be realized from the monthly service fees (a portion of which will be shared with Aetrex) that the owners of the NavistarTM GPS Shoes are required to pay.

Commercial sales of the NavistarTM GPS Shoe, which began in December 2011, have not been at the levels anticipated by GTX management. Accordingly, Aetrex has not needed to purchase additional GPS devices and because of slow sales and GPS activations during the initial introductory period of this product, we have not generated a material amount of monthly service fees. As such, on September 19, 2012, Aetrex loaned the Company $10,000 (“Aetrex Loan”) for working capital needs. The loan is non-interest bearing and is due on November 30, 2012. In addition to the Aetrex Loan, as of September 30, 2012 the Company owes Aetrex approximately $8,500 primarily related to payments received by the Company for sales of the NavistarTM GPS Shoes, as well as, Aetrex’s portion of the monthly service fees.

During August 2012, the Company entered into a mobile to mobile services agreement with a service provider located in the United Kingdom. This agreement enables the Company to provide greater GPS services in the U.K. and throughout the world. With the onset of the agreement, Aetrex began offering the NavistarTM GPS Shoe for commercial sale in Ireland during October 2012.

5. LINE OF CREDIT AGREEMENT

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

As of September 30, 2012, we had borrowed $30,000 under the Line Agreement, recognized an additional $4,500 in finance costs and made payments to the Holder totalling $14,375 resulting in a net amount owed under the Line Agreement of $20,125 at September 30, 2012. The Company has not made the mandatory payments on the Advance Amounts in accordance with the Line Agreement. See further discussion at Note 8 – Subsequent Events.

6. EQUITY

Common Stock

During the nine months ended September 30, 2012, the Company issued 6,856,250 shares of common stock, subject to restrictions upon transfer pursuant to Rule 144, as promulgated under the Securities Act of 1933, as amended, to various officers, members of management and consultants as compensation for services rendered as follows:

•         On February 3, 2012, the Company issued 600,000 shares of common stock at $.07 per share to various consultants for services rendered at an expense of $42,000.

•         On April 10, 2012, the Company issued 531,250 shares of common stock at $0.08 per share to various consultants, members of management and board members for services rendered at an expense of $42,500. Additionally, 1,500,000 shares of common stock were issued to members of the Board of Directors with repurchase rights whereby the Company retained the rights to acquire the shares from the stock recipients and such repurchase rights lapsed ratably over twelve months at a rate of 1/12th per month beginning on January 1, 2012, and are recorded as an Other Current Asset in the accompanying consolidated financial statements. Upon vesting, the shares are revalued based on the average stock price during the respective month and the related stock based compensation expense is recognized. As of September 30, 2012, the Company has recognized approximately $60,000 of expense related to the shares issued with repurchase rights.

•         On June 22, 2012, the Company issued 875,000 shares of common stock at $0.04 per share to various consultants and employees for services rendered at an expense of $35,000. Additionally, 400,000 shares of common stock at $0.04 per share valued at $16,000 were granted to the Company’s Chief Executive Officer and Chief Operating Officer as payment for portions of their salary that had been accrued since 2009 (See Note 3).

•	On June 27, 2012, the Company issued 250,000 shares of common stock at $0.04 per share in conjunction with the Line Agreement at an expense of $10,000 (See Note 6).
•	On September 10, 2012, the Company entered into a six month consulting agreement for corporate advisory services and granted the consulting firm 2,000,000 shares of common stock (valued at $40,000) and a warrant to purchase up to 2,000,000 shares of common stock. The warrant has a three year term and may be exercised at an exercise price of $0.02 per share. The fair value of the warrant is estimated to be approximately $29,000 using the Black-Scholes option pricing model based on the following assumptions: expected dividend yield 0%, expected volatility 126%, risk-free interest rate 0.25%, and expected life of 36 months. The value of the common stock shares and warrant totaling $69,000 has been expensed as stock based compensation during the nine months ended September 30, 2012.

•        On September 18, 2012, the Company issued 700,000 shares of common stock at $0.02 per share to various consultants for services rendered at an expense of $14,000.

In connection with the Company’s equity line financing arrangement (the “Equity Line”) with Dutchess Opportunity Fund, II, LP (“Dutchess”), during the nine months ended September 30, 2012 the Company sold to Dutchess a total of 2,115,497 shares of common stock, at a weighted average price of $0.072 per share resulting in proceeds of $152,010. As of September 30, 2012 there were 640,645 additional shares of common stock remaining under the Equity Line. See further discussion at Note 8 – Subsequent Events.

Common Stock Warrants

Since inception, the Company has issued warrants to purchase shares of the Company’s common stock to shareholders, consultants and employees as compensation for services rendered and/or through private placements. As discussed above, on September 10, 2012 the Company issued to a consultant a warrant to purchase up to 2,000,000 shares of common stock. The warrant has a three year term and may be exercised at an exercise price of $0.02 per share. The fair value of the warrant is estimated to be approximately $29,000.

A summary of the Company’s warrant related information as of September 30, 2012 is as follows:

Stock Warrants as of September 30, 2012
Exercise	Warrants	Remaining	Warrants
Price	Outstanding	Life (Years)	Exercisable

$0.40	1,271,000	0.54	1,271,000
$0.08	5,720,000	1.38	5,720,000
$0.02	2,000,000	2.94	2,000,000
	8,991,000	1.61	8,991,000

Common Stock Options

During the nine months ended September 30, 2012 and 2011, the Company recorded compensation expense related to options granted under the 2008 Equity Compensation Plan (the “2008 Plan”) of $5,310 and $37,913, respectively.

The 2008 Plan provides for the issuance of a maximum of 7,000,000 shares of which, after adjusting for estimated pre-vesting forfeitures, options for approximately 194,000 shares were still available for grant under the plan as of September 30, 2012.

Stock option activity under the 2008 Plan for the nine months ended September 30, 2012 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Grant Date Fair Value
Outstanding at December 31, 2011	2,576,578	$0.34		$326,317
Options granted	450,000	$0.08		14,768
Options exercised	—			—
Options cancelled/ forfeited/ expired	(554,587)	$0.44		(112,646)
Outstanding at September 30, 2012	2,471,991	$0.21	1.01	$228,439

Exercisable at September 30, 2012	2,146,001	$0.21	0.92	$217,140

As of September 30, 2012, after adjusting for estimated pre-vested forfeitures, there was approximately $15,000 of unrecognized compensation cost related to unvested stock options which is expected to be recognized during the remainder of fiscal year 2012.

7. COMMITMENTS & CONTINGENCIES

On June 27, 2012, the Company entered into an Investment Agreement (“Investment Agreement”) with Dutchess pursuant to which, Dutchess committed to purchase up to $5,000,000 of the Company’s common stock, over the course of thirty-six months (the “Equity Line Financing”). The aggregate number of shares issuable by the Company and purchasable by the Investor under the Investment Agreement is 15,000,000. Concurrently, the Company entered into a Registration Rights Agreement (“Registration Rights Agreement”) with Dutchess, whereby the Company is obligated to file a registration statement with the Securities and Exchange Commission to register the resale by the Investor of 15,000,000 shares of the common stock underlying the Investment Agreement by or before September 10, 2012. As of November 15, 2012, the Company had not filed the registration statement and had not registered the 15,000,000 shares of common stock for resale by Dutchess. Funding under the Equity Line Financing is not available to the Company until the 15,000,000 shares of common stock have been registered for resale with the Securities and Exchange Commission. Accordingly, the Investment Agreement is not currently available to the Company and cannot be used to provide working capital.

The Company provides the credit card processing and receives all payments related to the sale and monthly service fees of the NavistarTM GPS Shoes. Such amounts owed to Aetrex for the shoe sales and their portion of the monthly service fees are to be repaid by the end of the month following the sale. As of September 30, 2012, we owe Aetrex approximately $8,500 related to sales of the NavistarTM GPS Shoes, as well as, Aetrex’s portion of the monthly service fees.

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

In January 2011, a lawsuit was filed against the Company by a former independent contractor who claimed we owed him $16,250 for services rendered during 2008 and 2009. In May 2012, the court dismissed the complaint in its entirety without prejudice. Accordingly, we have removed the litigation accrual from our consolidated financial statements and recognized income totalling $16,250 from the dismissal of the litigation during the nine months ended September 30, 2012.

We are not currently a party to any material litigation.

8. SUBSEQUENT EVENTS

On October 2, 2012 the Company granted a total of 3,100,000 shares of common stock at $0.02 per share to four persons consisting of two contractors, our Chief Executive Officer and a Board Member as compensation for services rendered, the grant-date fair value of which was estimated at $62,000. The issuances to our Chief Executive Officer, the Board member and one contractor consisted of 1,000,000 shares of common stock each (total value of $60,000), which were issued in lieu of payment for accrued wages. The remaining 100,000 shares of common stock, valued at $2,000, were expensed as stock based compensation.

On November 12, 2012, the Company sold to Dutchess the remaining 640,645 shares of common stock, available under the Equity Line at a price of $0.022 per share, resulting in proceeds of approximately $14,000. Such proceeds will be used to pay off the remaining balance owed on the Advance Amounts in accordance with the Line Agreement.

On November 14, 2012, (the “Effective Date”) the Company entered into a convertible promissory note in the principal amount of $200,000 with an independent third party (the “Lender”), (the “Note”). The Note contains a 10% original issue discount (the “OID”) and accordingly a maximum of $180,000 of consideration (“Consideration”) can be advanced under the Note. Upon closing of the Note, the Lender made an initial $25,000 advance of Consideration to the Company; the Lender may pay additional Consideration to the Company as loan advances in such amounts and at such dates as the Lender may choose in its sole discretion. The principal sum due to the Lender is prorated based on the Consideration actually paid by the Lender plus the OID. The maturity date of the Note is one year from the Effective Date and is the date upon which the principal sum of the Note, as well as any unpaid interest and other fees, is due and payable. The conversion price is the lesser of $0.025 or 70% of the lowest trade price in the 25 trading days previous to the conversion. Unless otherwise agreed in writing by both parties, at no time will the Lender convert any amount of the Note into common stock that would result in the Lender owning more than 4.99% of the common stock outstanding. The Company may repay each loan advance at any time on or before 180 days from the date that the advance is received, after which we may not make further payment on that advance amount without written approval from the Lender. If the Company repays the Note on or before 90 days from the date received, the Interest Rate shall be 0%. If the Company does not repay the advance amount on or before 90 days from the date received, a one-time interest charge of 10% shall be applied to the advance amount, which interest charge is in addition to the OID.

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

•         LOCiMOBILE, Inc.,our mobile application subsidiary, has developed and owns LOCiMOBILE® a suite of mobile tracking applications that turn the latest smarphones and tables such as iPhone®, iPad, BlackBerry, Google Android and other GPS enabled handsets into a tracking and location based social networking device which can then be viewed through our Location Data Center tracking portal or on any connected device with internet access. As of November 15, 2012, our 18 Apps have experienced over 1.4 million downloads in 160 countries. With our most recent release of our newest App, Track My Work Force, we continue to rollout our development slate of new and innovative products. These will include a series of application that will be geared for the enterprise user, by offering “private label” versions of our popular consumer Apps to companies looking for a more personalized and secure method of keeping track of their employees. In addition, our goal is to expand into the proximity marketing business and begin to leverage our global user base. Our roadmap also consists of additional application for the iPad, other tablets, TVs, and more applications for the iPhone, BlackBerry and Google Android operating systems, all of which are expected to contribute to our user base community, the value of our brand, and revenues from App sales, monthly subscriptions and advertising.

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

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

	Three Months Ended September 30,
	2012		2011
	$	% of Revenues	$	% of Revenues

Revenues	$45,062	100%	$367,960	100%
Cost of goods sold	23,898	53%	346,688	94%
Net profit	21,164	47%	21,272	6%

Salaries and professional fees	248,424	551%	322,757	88%
General and administrative	41,222	92%	63,469	17%
Operating expenses	289,646	643%	386,226	105%

Loss from operations	(268,482)	(596)%	(364,954)	(99)%
Other income (expense), net	(2,250)	(5)%	5,415	1%
Net loss	$(270,732)	(601)%	$(359,539)	(98)%

Revenues

Revenues during the third quarter of 2012 decreased by $322,898 or 88% in comparison to 2011 due primarily to revenues generated from the shipment in 2011 of approximately 3,000 of our GPS devices to Aetrex Worldwide, Inc. (“Aetrex”) for use in its Aetrex NavistarTM GPS Shoe (the “NavistarTM GPS Shoe”). No such sale occurred during the third quarter of 2012. Additionally, revenues generated from our Apps decreased by $28,000, or 66%, to approximately $14,000 when compared to the third quarter of 2011. This decrease is attributable to a large portion of subscriber downloads in 2012 relating to upgrades by current subscribers, which upgrades are provided free of charge. These decreases were offset by the sale and renewal of a total of 1,500 Alertags resulting in revenues of approximately $20,000 during the third quarter of 2012.

Cost of goods sold

Cost of goods sold decreased $322,790 or 93% during the third quarter of 2012 in comparison to 2011 due to the cost of the GPS devices we shipped to Aetrex in 2011 (we did not ship any GPS devices to Aetrex in the 2012 quarter). Cost of goods sold during the third quarter of 2012 consists primarily of the commissions paid on the sale of our Apps to our subscribers, the cost of producing the Alertags sold during the period, and depreciation on the capitalized costs of the Apps that we sell.

Salaries and professional fees

Salaries and professional fees during the third quarter of 2012 decreased $74,333 or 23% in comparison to the third quarter of 2011 due primarily to reductions in staff and management positions, as well as, marketing and public relations services. These reductions will remain in place as we maintain a low-overhead approach to operations that will adjust as operations require.

General and administrative

General and administrative expenses consist primarily of corporate administrative costs, depreciation, occupancy costs, insurance, office expenses, website maintenance and travel and entertainment. Such costs during the third quarter of 2012 decreased $22,247 or 35% in comparison to the third quarter of 2011 due primarily to reductions in depreciation expense, insurance, bad debt expense and various cost cutting measures which are expected to continue through 2012.

Other Income (Expense), net

Other income (expense), net for the third quarter of 2012 consists of finance costs charged on advances made on our line of credit. During the third quarter of 2012 we drew $15,000 on the line resulting in finance costs of $2,250. Other income (expense), net for the third quarter of 2011 is primarily attributable to derivative income related to our convertible promissory notes which were paid in full during 2011.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

	Nine Months Ended September 30,
	2012		2011
	$	% of Revenues	$	% of Revenues

Revenues	$309,922	100%	$622,528	100%
Cost of goods sold	256,974	83%	530,024	85%
Net profit	52,948	17%	92,504	15%

Salaries and professional fees	808,174	261%	1,042,071	167%
General and administrative	253,420	82%	207,455	33%
Operating expenses	1,061,594	343%	1,249,526	201%

Loss from operations	(1,008,646)	(326)%	(1,157,022)	(186)%
Other income (expense), net	9,750	3%	(6,781)	(1) %
Net loss	$(998,896)	(322)%	$(1,163,803)	(187)%

Revenues

Revenues for the nine months ended September 30, 2012 decreased $312,606 or 50% as compared to the same period in 2011 primarily due to a decrease in the number of GPS devices sold to Aetrex for use in their NavistarTM GPS Shoe. During the nine months ended September 30, 2012 and 2011, we sold 1,500 and 3,000 GPS devices, respectively to Aetrex. In addition to revenues being generated from the sale of GPS devices to Aetrex, when the NavistarTM GPS Shoe is sold by Aetrex, and activated by the end user, that customer is required to pay us a monthly service fee, a portion of which is shared with Aetrex. Commercial sales of the NavistarTM GPS Shoe, which began in December 2011, have not been at the levels anticipated by management. Accordingly, Aetrex has not needed to purchase additional GPS devices. Concurrently, because of slow sales and GPS activations during the initial introductory period of this product, we have not generated a material amount of monthly service fees as of September 30, 2012. As news about the NavistarTM GPS Shoe spreads, and with the recent availability of the NavistarTM GPS Shoe in the U.K. and Ireland, management anticipates the sale of the NavistarTM GPS Shoe to increase over the next twelve months. Also contributing to our decrease in revenues was a $98,000 or 59% decrease in our App revenues, to approximately $69,000 when compared to the nine months ended September 30, 2011. This decrease is attributable to a large portion of subscriber downloads in 2012 relating to upgrades by current subscribers, which upgrades are provided free of charge. These decreases were offset by the sale and renewal of a total of 1,500 Alertags, resulting in revenues of approximately $20,000 during the nine months ended September 30, 2012.

Cost of goods sold

Cost of goods sold for the nine months ended September 30, 2012 decreased $273,050 or 51% compared to the nine months ended September 30, 2011 due primarily to the decrease in the number of GPS devices sold to Aetrex as discussed above as well as a reduction in the amount of commissions paid on the sale of our Apps.

Salaries and professional fees

Salaries and professional fees during the nine months ended September 30, 2012 decreased $233,897 or 22% compared to the same 2011 period primarily due to reductions in staff and management positions and marketing and public relations services, all in an effort to cut costs. These reductions will remain in place as we maintain a low-overhead approach to operations that will adjust, as operations require.

General and administrative

General and administrative costs during the nine months ended September 30, 2012 increased $45,965 or 22% in comparison to the nine months ended September 30, 2011 due to the impairment of capitalized software development costs. Management re-assessed the value of our capitalized software development costs and determined that, based on the revenues generated from our Apps, that the capitalized assets had been impaired. Accordingly, we wrote-down the software development costs to the estimated net realizable value of approximately $44,000 and recognized an impairment charge of $103,000 during the nine months ended September 30, 2012. General and administrative expenses also consist of corporate administrative costs, depreciation, occupancy costs, insurance and travel and entertainment which, when excluding the impairment charge, decreased 28% during the nine months ended September 30, 2012 in comparison to the nine months ended September 30, 2011 due primarily to reductions in depreciation expense, insurance and travel, as well as, the implementation of various general cost cutting measures.

Other Income (Expense), net

Other income (expense), net for the nine months ended September 30, 2012 primarily consists of $16,250 of other income recognized from the reversal of a litigation accrual relating to a lawsuit filed against us by a former consultant that was dismissed in May 2012. Also included are finance costs of 15% applied to advances made on a line of credit entered into on June 27, 2012. We drew $30,000 on the line resulting in finance costs of $4,500. Additionally, we paid $2,000 of administrative costs to the Holder of the line of credit. See further discussion in the Liquidity and Capital Resources discussion below. Other income (expense), net for the nine months ended September 30, 2011 is primarily attributable to discount amortization, derivative income and the gain on conversion of our convertible promissory notes which were paid in full during 2011.

Liquidity and Capital Resources

As of September 30, 2012, we had approximately $15,000 of cash and cash equivalents, and a working capital deficit of approximately $576,000 compared to approximately $92,000 of cash and cash equivalents and a working capital deficit of approximately $190,000 as of December 31, 2011.

During the nine months ended September 30, 2012, our net loss decreased 14% to approximately $999,000 compared to a net loss of approximately $1,164,000 for the same 2011 period. Net cash used in operating activities was approximately $240,000 for the nine months ended September 30, 2012 compared to $640,000 during the same 2011 period. The decrease was primarily due to the impairment of capitalized software development costs, a reduction in stock based compensation, reductions in accounts receivable, the shipment of GPS devices to Aetrex, and the continued accrual of portions of wages payable to members of management and various officers in an effort to preserve cash for working capital needs.

Net cash used in investing activities during the nine months ended September 30, 2012 and 2011 was approximately $15,000 and $39,000, respectively and consisted primarily of payments for the development of our LOCiMOBILE® products, which payments were capitalized.

Net cash provided by financing activities during the nine months ended September 30, 2012 was approximately $178,000 and primarily consists of proceeds received from the sale of shares under an equity line of financing (the “Equity Line”) that we have established with Dutchess Equity Fund, L.P. (now known as Dutchess Opportunity Fund, II, LP) in 2009. During the nine months ended September 30, 2012, we sold 2,115,497 shares of common stock to Dutchess resulting in proceeds of approximately $152,000. Additionally, we entered into a $55,000 line of credit on June 27, 2012 upon which we have drawn $30,000 and made payments totalling $14,375 as of September 30, 2012. Additionally, Aetrex provided us with a $10,000 short-term loan for working capital purposes. Net cash provided by financing activities during the nine months ended September 30, 2011 was approximately $635,000 and consists primarily of proceeds received from the sale of 5,000,803 shares of common stock from the Equity Line financing agreement, resulting in proceeds of $328,000 and $297,500 from stock subscription agreements.

Because revenues from our operations have, to date, been insufficient to fund our working capital needs, we have had to rely on the cash we receive from our financing activities, as well as, the Equity Line with Dutchess to fund our capital expenditures and to support our working capital requirements.  Although we anticipate (i) that revenues from the NavistarTM GPS Shoe that was released at the end of fiscal 2011 will increase during the remainder of 2012 and in 2013, and (ii) that we will receive additional revenues under our other licenses, the amount and timing of such revenues is unknown. For our internal budgeting purposes, we have assumed that such revenues will not be sufficient to fund all of our planned operating and other expenditure. In addition, our actual cash expenditures may exceed our planned expenditures, particularly if we invest in the development of improved versions of our existing products and technologies, and if we increase our marketing expenses.

On June 27, 2012, the Company entered into an agreement with an unrelated third party (the “Holder”) for a $55,000 line of credit (the “Line Agreement”). In accordance with the Line Agreement, the Company is required to repay 115% of each amount advanced (the “Advance Amount”) and must make mandatory payments on each Advance Amount every 30 days from the date the Advance Amount is requested in an amount equal to 1/3 of the Advance Amount. All Advance Amounts are required to be repaid in full by the maturity date, November 27, 2012. The Company issued the Holder 250,000 shares of its common stock as an incentive for entering into the Line Agreement. The stock was valued at the current market price of $0.04 per share or $10,000. The Company paid the Holder administrative fees totalling $2,000 for due diligence, document creation expense, closing costs, and transaction administration expenses. In the event the Company raises in excess of $25,000 from a financing, and there are unpaid Advance Amounts under the Line Agreement, the Company shall use any funds in excess of the $25,000 to repay the Holder any amounts outstanding. In the event the volume weighted average price of the Company’s common stock is below $.025 for a period of five days, no further advance requests can be submitted by the Company. In accordance with the Line Agreement, the Company is obligated to issue up to 640,645 shares to secure the re-payment of the Advance Amounts.

As of September 30, 2012, we had borrowed $30,000 under the Line Agreement, recognized an additional $4,500 in finance costs and made payments to the Holder totalling $14,375 resulting in a net amount owed under the Line Agreement of $20,125 at September 30, 2012. The Company has not made the mandatory payments on the Advance Amounts in accordance with the Line Agreement as of September 30, 2012.

On September 19, 2012, Aetrex loaned the Company $10,000 to fund working capital needs as the initial sales of the NavistarTM GPS Shoes have been slow. The loan is non-interest bearing and is due on November 30, 2012. In addition to the Aetrex Loan, as of September 30, 2012 the Company owes Aetrex approximately $8,500 primarily related to payments received by the GTX for sales of the NavistarTM GPS Shoes, as well as, Aetrex’s portion of monthly service fees related to the NavistarTM GPS Shoes.

In connection with the Equity Line with Dutchess, as of September 30, 2012 we had sold 11,359,355 shares of our common stock (at prices ranging from $0.176 - $0.050 per share) for net proceeds of approximately $919,000. The remaining 640,645 shares of common stock available under the Equity Line were sold to Dutchess on November 12, 2012 at a price of $0.022 per share resulting in proceeds of approximately $14,000. The foregoing proceeds will be used to pay off the remaining balance owed on the Advance Amounts in accordance with the Line Agreement.

On November 14, 2012, (the “Effective Date”) the Company entered into a convertible promissory note in the principal amount of $200,000 with an independent third party (the “Lender”), (the “Note”). The Note contains a 10% original issue discount (the “OID”) and accordingly a maximum of $180,000 of consideration (“Consideration”) can be advanced under the Note. Upon closing of the Note, the Lender made an initial $25,000 advance of Consideration to the Company; the Lender may pay additional Consideration to the Company as loan advances in such amounts and at such dates as the Lender may choose in its sole discretion. The principal sum due to the Lender is prorated based on the Consideration actually paid by the Lender plus the OID. The maturity date of the Note is one year from the Effective Date and is the date upon which the principal sum of the Note, as well as any unpaid interest and other fees, is due and payable. The conversion price is the lesser of $0.025 or 70% of the lowest trade price in the 25 trading days previous to the conversion. Unless otherwise agreed in writing by both parties, at no time will the Lender convert any amount of the Note into common stock that would result in the Lender owning more than 4.99% of the common stock outstanding. The Company may repay each loan advance at any time on or before 180 days from the date that the advance is received, after which we may not make further payment on that advance amount without written approval from the Lender. If the Company repays the amount advanced on or before 90 days from the date received, the Interest Rate shall be 0%. If the Company does not repay the advance amount on or before 90 days from the date received, a one-time interest charge of 10% shall be applied to the advance amount, which interest charge is in addition to the OID.

Because the 2009 Investment Agreement with Dutchess was expiring, on June 27, 2012, the Company entered into a second Investment Agreement (“2012 Investment Agreement”) with Dutchess pursuant to which, Dutchess committed to purchase up to $5,000,000 of the Company’s common stock, over the course of thirty-six months (the “Equity Line Financing”). The aggregate number of shares issuable by the Company and purchasable by Dutchess under the 2012 Investment Agreement is 15,000,000. Concurrently, the Company entered into a Registration Rights Agreement (“Registration Rights Agreement”) with Dutchess, whereby the Company was obligated to file a registration statement with the Securities and Exchange Commission to register the resale by Dutchess of 15,000,000 shares of the common stock underlying the 2012 Investment Agreement by or before September 10, 2012. As of November 15, 2012, the Company had not filed the registration statement and not registered the resale of the 15,000,000 shares of common stock for resale by Dutchess. Funding under the Equity Line Financing is not available to the Company until the 15,000,000 shares of common stock have been registered for resale with the Securities and Exchange Commission. Accordingly, the 2012 Investment Agreement is not currently available to the Company and cannot be used to provide working capital.

We are currently a party to two licensing agreements (with Aetrex and MNX) and three international distributor agreements.  During September 2012, MNX renewed its licensing agreement for an additional $25,000. Additionally, during August 2012, we entered into a mobile to mobile services agreement with a service provider located in the United Kingdom. This agreement enables the Company to provide greater GPS services in the U.K. and throughout the world. We anticipate that we will generate increased revenues from these agreements and from our current and international distributors. For example, as a result of our mobile to mobile services agreement, Aetrex began offering the NavistarTM GPS Shoe for commercial sale in Ireland during October 2012. However, we expect to incur continued losses until these and our other revenue initiatives collectively generate substantial revenues.  No assurance can be given that our current contractual arrangements and the revenues from the NavistarTM GPS Shoes, device sales, subscriptions, Alertags, software licensing, or our smart phone or tablet Apps will be sufficient to fund our anticipated working capital needs by the end of calendar year 2012.

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
  The costs of outsourced manufacturing;
  The costs of licensing activities, including product marketing and advertising; and
  Revenues derived from product sales and the licensing of our technology, the sale of GPS enabled shoes in conjunction with the Aetrex Licensing Agreement, the sales of the LOCiMobile® applications for GPS enabled handsets, the sale of Alertags and advertising sales from CANS.

Despite the potential sales of stock via private placements or the exercise of outstanding stock warrants, proceeds from the Equity Line and Line Agreement, the use of stock to pay for services and other measures available to preserve cash, we currently do not have sufficient liquidity to satisfy our short-term or our long-term cash requirements.   Accordingly, we expect that we will have to raise additional funds through the sale of debt or equity securities. The sale of additional equity securities will result in additional dilution to our existing stockholders. Sale of debt securities could involve substantial operational and financial covenants that might inhibit our ability to follow our business plan.  We have not identified the sources for the additional financing that we will require, and there is no assurance that sufficient funding through a financing will be available to us at acceptable terms or at all. Any additional funding that we obtain in a financing is likely to reduce the percentage ownership of the Company held by our existing security-holders. The amount of this dilution may be substantial based on our current stock price, and could increase if the trading price of our common stock declines at the time of any financing from its current levels. We may also attempt to raise funds through corporate collaboration and licensing arrangements.  To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to grant licenses on terms that are not favorable to us. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain the needed additional funding, we may have to further reduce our current level of operations, or may even have to totally discontinue our operations, which raises substantial doubt about the Company’s ability to continue operations.

Since inception in 2002, we have generated significant losses (as of September 30, 2012, we had an accumulated deficit of approximately $13,712,000), and we currently expect to incur continued losses until our revenue initiatives collectively generate substantial revenues.  Depending on our current contractual arrangements, sales from the GPS enabled shoes by Aetrex, and the revenues from additional LOCiMOBILE® applications, we currently anticipate that our losses will continue into calendar year 2013. Please see the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2011 for more information regarding risks associated with our business.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

We have a working capital deficit and are in need of additional liquidity.

Our business plan had assumed that sales of the NavistarTM GPS Shoes would provide a substantial amount of our working capital this year, which revenues would be supplemented by revenues from our other products. To date, sales of the GPS shoes from some of our third-party vendors have not met our expectations, and revenues from our other products have also been less than we projected. As a result, we currently have a working capital deficit and our revenues are not sufficient to fund our operating needs. Accordingly, we will have to find alternative sources of funding in the near future. Although we signed a promissory note for a $200,000 loan on November 14, 2012, no assurance can be given that those funds will be available to us. If we are not able to obtain additional funding in the near future, we may have to further reduce our operations or take other action to protect our properties and business. Any such actions may have a negative effect on our shares.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 10, 2012, the Company entered into a six month consulting agreement for corporate advisory services with a consulting company, and granted the consulting firm 2,000,000 shares of common stock.

On September 18, 2012, the Company issued 700,000 shares of common stock at $0.02 per share to four consultants for services rendered at an expense of $14,000.

On October 2, 2012 the Company granted a total of 3,100,000 shares of common stock at $0.02 per share to two contractors, our Chief Executive Officer and a Board Member as compensation for services rendered, the grant-date fair value of which was estimated at $62,000. The issuances to our Chief Executive Officer, the Board member and one contractor consisted of 1,000,000 shares of common stock each, which were issued in lieu of payment for accrued wages.

The above mentioned shares were issued in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits

10.1	GTXO $200,000 Promissory Note

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTX CORP
Date: November 15, 2012 By:	/s/ ALEX MCKEAN Alex McKean, Interim Chief Financial Officer (Principal Financial Officer)

Date: November 15, 2012 By:	/s/ PATRICK BERTAGNA Patrick Bertagna, Chief Executive Officer

