Form 10-K
period 2012-12-31
GTX CORP
filed 2013-04-16
CIK 1375793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein and, will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates as of June 30, 2012 was $2,046,861, based on the closing price of the registrant's common stock reported by the OTC Bulletin Board on that date. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The outstanding number of shares of common stock as of April 15, 2013 was 92,460,727.

Documents incorporated by reference: None

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

Overview of the Business and Recent Developments

GTX Corp utilizes miniaturized, low power consumption technology and offers a robust global positioning system (“GPS”) and cellular location platform that answers the “where is” question. For subscribers who want to know where their grandmother, child, spouse, pet, bike, motorcycle or any other high valued assets are located, GTX Corp has a solution that answers that question and enables subscribers to track their whereabouts in real time. The ability to track people or property is available through GTX Corp’s complete end to end, customizable GPS/GPRS transceiver module, wireless connectivity gateway, smartphone mobile applications (“Apps”), middleware, and viewing portal. GTX Corp provides various interrelated and complimentary products and services in the Personal Location Services marketplace and integrates two-way GPS tracking technologies that seamlessly integrate with consumer products and enterprise applications. Utilizing its growing global distribution channel network, the Company provides personal location solutions through hardware devices, software platform licensing and smartphone applications, with over 1.4 million downloads in 162 countries and distributors throughout the U.S., Canada, Mexico, Australia, Ireland and Nepal.

GTX Corp has developed and commercially released several products including its award winning, patented GPS tracking smart shoe that can locate the wearer in real time, a hosted and scalable backend monitoring platform, 20 smartphone and tablet Apps and a digital medical record alertag. The Company has five revenue streams comprising of licensing, product sales, recurring subscriptions, advertising, and professional services. These core products and services are supported by GTX’s extensive IP portfolio consisting of issued patents, patents pending, registered trademarks, copyrights, URLs and a library of custom hardware and software ready for license and distribution to the global community.

In order to enhance the market acceptability of its products and services, the Company has recently reduced the size of its transponder units (by 30%) and lowered the cost of its hardware (by 25%) and monitoring services (the Company now offers plans starting as low as $5.00 per month). The Company is also looking at longer battery lives, with some units able to retain a charge for close to 15 days (compared to 5 or 6 days with the previous generation) and exploring different charging methods from inductive to solar. The Company is currently in discussion with an engineering company in Japan in order to develop a CDMA module for the Japanese and Korean markets. Additionally, the Company is expanding the uses of its tracking products by looking into new and developing markets, such as athletes and veterans suffering from traumatic brain injuries (TBI), high-end bicycles and motorcycles and continued penetration into life sciences, specifically into the monitoring of our daily transported national blood supply.

GTX Corp’s goal is to differentiate itself from other providers of personal location solutions through its “white label” licensing model, innovative products (such as the GPS tracking shoe and its various GPS tracking smartphone Apps), its brand, media and social media recognition, its renowned strategic partners, its growing international channels of distribution, a robust and scalable platform and a large intellectual property portfolio. The Company’s plan is to integrate customizable tracking solutions that can provide functionality and personalized interfaces offering consumers and businesses a broad array of localized personal location solutions.

We currently conduct our operations through three wholly-owned subsidiaries that operate in various interrelated sectors of the emerging Location-Based Services and Proximity Marketing industry (the emerging industry for localized wireless distribution of advertising associated with a particular place, based on the specific location of the person carrying the smartphone). Our subsidiaries are summarized as follows:

•         Global Trek Xploration (“GTX California”) focuses on hardware and software design and development of GPS monitoring products by offering a GPS and cellular location platform that enables subscribers to track in real time the whereabouts of people, pets or high valued assets. Our GPS device, which consists of a miniature transceiver, antenna, circuitry and battery, can be customized and integrated into numerous products whose location and movement can be monitored in real time over the Internet through our 24x7 location data center (“Location Data Center”) tracking portal or on a web enabled cellular telephone.  The GTX California business model is to license its technology platforms to branded partners who desire to deliver their own innovative tracking solutions to consumers or their customers in a wide variety of wearable and portable location devices.  The GTX California value proposition is its ability to customize, localize and optimize an embedded approach to the tracking and monitoring market.  GTX California believes that its ability to customize its products to different form factors for the specific needs of its branded partners sets it apart from its competitors. To date, the Company has created two custom solutions in two separate vertical markets (the monitoring of seniors and the monitoring of high value assets) and has on-going initiatives to develop and deploy additional custom hardware, software, monitoring and connectivity solutions in other vertical markets. The Company has signed several exclusive and non–exclusive licensing agreements with parties who in 2012 began to deploy the licensed products and services.

•	LOCiMOBILE, Inc., our mobile application subsidiary, has developed and owns LOCiMOBILE®, a suite of mobile tracking applications (“Apps”) that turn the latest smartphones and tablets such as iPhone®, iPad, Blackberry, Google Android and other GPS enabled handsets into a tracking and location based social networking device which can then be viewed through our Location Data Center tracking portal or on any connected device with internet access. As of the date of this Annual Report, our 20 Apps have experienced over 1.5 million downloads in 162 countries. With the release of our newest App, Track My Work Force, which is our first commercial App that we license through a monthly subscription monitoring plan. The Company continues to rollout new and innovative products which will include a series of applications that will be geared for the enterprise user, by offering “private label” versions of our popular consumer Apps to companies looking for a more personalized and secure methods of keeping track of their employees. In addition, our goal is to expand into the proximity marketing business and begin to leverage our global user base. Our roadmap also consists of additional applications for the iPad, other tablets, TV’s, and more applications for the iPhone and Google Android operating systems, all of which are expected to contribute to our user base community, the value of our brand, and revenues from App sales, monthly subscriptions and advertising.

•

Code Amber News Service, Inc. (“CANS”) is our wholly-owned subsidiary that is the U.S. and Canadian syndicator and content provider of all state Amber Alerts (public notifications of child abductions) and missing person alerts. CANS reaches close to a half a million viewers a day through its widely distributed Code Amber website and desktop tickers, wireless Amber Alerts and Missing Endangered Persons alerts delivered to cell phones and PDAs that support over 500 local and federal law enforcement agencies. To date, our CANS operations has primarily been used to generate goodwill for our products through its public service announcements. Our goal is to position CANS to generate revenues from brand licensing, sponsorships, and data feeds. In addition CANS plays a significant part in our overall outreach campaign, primarily used to generate awareness of our GPS products and applications. CANS provides website tickers and news feeds to merchants, internet service providers, affiliate partners, corporate sponsors and local, state and federal agencies.

Additionally, CANS markets and sells the patent pending digital medical record Code Amber Alertag. The Alertag is a product and service that provides worldwide access to critical personal information in emergency situations for person who subscribe to the product and service. As of the date hereof, Alertag has over 2,000 annual subscribers. In addition, CANS recently signed up online affiliates and channel partners with nearly 300 affiliates in 61 countries and 25 active organizations throughout the United States to market and sell the Alertag. The Alertag is offered on an annual $29.95 subscription based model, and complements the overall GTX business model of providing location based technologies and services.

General. We maintain several Internet websites including; www.gtxcorp.com, www.locimobile.com, www.gpsshoe.com, www.codeamberalertag.com and www.gpstrackingapps.com. Our annual reports, quarterly reports, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and other information related to this Company, are available, free of charge, on our website as soon as we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission. The Company’s various Internet websites and the information contained therein, or connected thereto, are not, and are not intended, to be incorporated into this Annual Report on Form 10-K.

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

GTX California’s objective is to be a leading provider of wireless location services through the convergence of state-of-the-art enhanced global positioning, wireless communications and other technologies that empower people and businesses with the ability to locate other people or property, whenever and wherever they choose. GTX California’s multi-pronged strategy is to penetrate vertical target markets by offering exclusive licenses of our technology to enterprises looking to enhance their brand and product offerings. Potential target markets that GTX California is currently in, or is exploring, include:

•	Families with members who have Alzheimer’s disease and developmentally challenged adults;
•	Elder care support and e-health applications;
•	Adults and children with cognitive disorders such as Autism and TBI;
•	High value asset tracking and location capability of bikes, motorcycles, containers, luggage, and other assets that require monitoring or tracking;
•	Mobile work force;
•	Field workers, first responders and law enforcement;
•	Pet care; and
•	Competitive non-motorized athletes.

GTX California also offers its Location Data Center services to non-GTX California products and hardware systems (i.e. handsets and personal electronics) of major electronics manufacturers through the offer and sale of exclusive licenses (either geographical, regional or product categories).

Products - Hardware; Location Data Center

GTX California’s location based products consist of (i) certain hardware and (ii) a suite of subscription-based internet data-monitoring software and services (tracking portal).  Our hardware products include patented, interchangeable GPS satellite tracking and location reporting modules that can be embedded into wearable consumer items (such as footwear, clothes, backpacks, life preservers) or can be integrated into other portable carriers.  For example, our GPS devices can be embedded into the sole of a shoe to track and report the location of the wearer of the shoe (see discussion regarding our license with Aetrex, below).  In addition, we also offer a wearable caddy that houses a miniaturized, ruggedized, portable GPS tracking device enclosed in a buoyant, waterproof, shockproof, clip-on housing. The module can be affixed to, or embedded in other products and items that need to be located, such as bikes, backpacks, and high value parcels.

GTX California’s data tracking portal consists of its proprietary Location Data Center that provides a complete array of back-end services to subscribers. Upon purchase of a product that contains our GPS devices from a licensee, the subscription by the purchaser of a service plan and the subsequent activation of service, the subscriber/purchaser can establish his own personal pass code and configure his account services.  A subscriber can have more than one product included on his account, and can set up individual profiles for each product. In addition to these basic location reporting capabilities, our GPS devices and location tracking services also offers several additional features and capabilities to our subscribers, including:

•	Bread-crumbing. The subscriber is able to get a report on a series of location events through “bread-crumbing”. With this feature, the user can see the location history of an individual by mapping the route of the user with the exact location of the user noted at various times based on whatever reporting interval is selected (30-seconds, 1 minute, etc.). Parents may want to use this feature to confirm the whereabouts of their child if he or she is in the care of a guardian and/or has several appointments throughout the day. To utilize this feature, the subscriber predetermines the number of locations he or she wishes to track, as well as the desired time interval between locations (i.e. identify a total of 12 locations, once every 15 minutes). Once all locations are identified, a report will be automatically issued. The subscriber can then request a mapping of the desired locations.

•	Temporary Guardians. Through the Location Data Center, subscribers can set-up a “temporary guardian” which will have access to location features only (no account management functions). Parents may want to use this feature when their child is visiting a relative and they want that person to be able to determine the child's location.

•	GeoFencings. Subscribers can establish geographic limits for each user that will be programmed in place through the Internet access provided by the licensee to their customers. Once these limits have been programmed into the account, when the user crosses these boundaries, alerts are sent out to the subscriber over the Internet through email or to a wireless cellular device by SMS or text messaging.

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

Multiple Applications

GTX California’s planned GPS Personal Locator licenses are targeted to address different vertical markets, including tracking or locating adults with Alzheimer’s disease, children with autism, pets, institutional living and life science assets.

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

Children. Due to the emotional nature of the benefit GTX California is offering, we view this segment as having a big market potential.  The GPS Personal Locator license for children will target prospective licensees currently marketing their existing products to dual-income and single parents of 5-12 year old children. At the lower end of this age range, children are starting to gain more independence from their parents and are more likely to be "out of the parent's sight" for a variety of reasons (such as day care, school, playing with friends, and field trips). We believe that both parent and child interest in the product would level off after age 12, when a child's range of freedom and desire for privacy increases dramatically. The service is positioned as "complementary" to parent supervision, not a replacement for it. This market is especially significant in Latin America due to the growing numbers of kidnapping and abductions for ransom.

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

Life Science, Medical and Pharmaceutical Transportation.   The amount of important and/or time sensitive medical, life science and pharmaceutical products being transported appears to be on the rise, increasing the need to connect globally outsourced service providers with medical and clinical research facilities.  We believe that there is an increasing desire to be able to track these important medical, life science national blood supplies and pharmaceutical products.

Strategic Relationships and Licensing Arrangements

The goal of GTX California is to offer location based hardware and/or its data monitoring platform to third parties for the sale and distribution of location based products/services in various markets. We begin the process by entering into a platform test agreement with a potential partner with the intent to transition into a long term relationship. By establishing and building partnerships, through licensing agreements, OEM, and carrier relationships, we facilitate efficient entry into new markets leveraging each company’s core competencies.  We enhance the value of our distribution channels by aligning our sales and marketing efforts with strategic partners, including co-branding, distribution and marketing with telecommunication companies, wireless carriers, national retailers and major consumer branded companies.

Two of our primary relationships consist of the following:

Aetrex Worldwide, Inc. On March 18, 2010, GTX California entered into a license agreement with Aetrex Worldwide, Inc. under which we granted Aetrex the right to embed our GPS tracking device into certain footwear products manufactured and sold by Aetrex (the “License Agreement”). The NavistarTM GPS Shoes monitors the locations of “wandering” seniors afflicted with dementia. In order to activate the tracking features of the NavistarTM GPS Shoe, the user of the shoes purchases a monthly cellular connection plan from GTX California. The Company is responsible for the cellular/GPS activation, for arranging and providing cellular connection services and for collecting the monthly fees. We receive and retain the recurring monthly cellular fees received from users of the Aetrex embed tracking footwear, although we have agreed to remit a varying portion of those monthly fees to Aetrex. GTX California is also solely responsible for the manufacture, production and supply/sale to Aetrex of the licensed GPS tracking devices, and for any repairs, replacements, after-service, and warranties pursuant to its product and services warranties.  The GPS Shoe has been commercially released and has received significant media attention. However, while sales have recently started to increase, overall sales to date of the GPS Shoe have not met our expectation or the expectation of Aetrex.

Midnite Air Corp. In October 2009, we entered into an exclusive product test agreement with Midnite Air Corp D/B/A MNX to develop an industry first, proprietary GPS enabled transport container.  MNX is a worldwide provider of specialty critical and security sensitive global transportation and logistics services. MNX has successfully concluded various tests throughout the globe including Great Britain, Australia and China. We successfully completed the testing in May 2010 and entered into a three year License Agreement with MNX under which we granted MNX the right to embed our GPS tracking device into certain freight/cargo used by MNX to transport vital organs and certain other high valued assets. During September 2012, MNX paid the Company $25,000 to renew the License Agreement for an additional three year term upon its expiration in May 2013. MNX will also use our middleware platform and viewing portal as its complete end-to-end tracking and monitoring solution for tracking the vital organs and other high valued assets that they transport. Each device purchased by MNX will automatically be activated within 90 days of receipt with a monthly data monitoring and connectivity subscription fee. We have completed the integration process between the GTX tracking platform and the MNX backend customer service portal, delivered 50 devices to MNX and activated the monthly monitoring.

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

U.S. Patent Holdings

1.	U.S. Patent No. 6,788,200 title: “Footwear With GPS,” filed October 21, 2002, issued September 7, 2004, expires approximately October 21, 2022

2.	U.S. Patent No. 7,474,206 title: “Footwear With Embedded Tracking Device And Method Of Manufacture,” filed February 6, 2006, issued January 6, 2009, expires approximately July 23, 2027

3.	U.S. Patent No. 8,077,030 title: “Tracking System With Separated Tracking Device,” filed August 8, 2008, issued December 13, 2011, expires approximately February 13, 2030

4.	U.S. Patent No. RE40,879 title: “Footwear With GPS,” filed July 27, 2006, reissued August 25, 2009, expires approximately October 21, 2022

5.	U.S. Patent No. RE41,087 title: “Footwear With GPS,” filed September 6, 2006,reissued January 26, 2010, expires approximately October 21, 2022
6.	U.S. Patent No. RE41,102 title: “Footwear With GPS,” filed September 7, 2006, reissued February 9, 2010, expires approximately October 21, 2022
7.	U.S. Patent No. RE41,122 title: “Footwear With GPS,” filed August 17, 2006, reissued February 16, 2010, expires approximately October 21, 2022
8.	U.S. Patent No. D595,484 title: “Footwear With Antenna,” filed February 7, 2008, issued July 7, 2009, expires approximately July 7, 2023

9.	U.S. Patent No. D599,102 title: “Footwear Sole With Antenna,” filed February 7, 2008, issued September 1, 2009, expires approximately September 1, 2023

10.	U.S. Patent No. 7,920,059 title: “Footwear With Embedded Tracking Device and Method Of Manufacture,” filed January 6, 2009, Issued April 5, 2011, expires approximately February 6, 2026

11.	U.S. Patent No. 8,289,156 title: “Footwear With Embedded Separated Tracking Device and Method Of Manufacture,” filed April 5, 2011, Issued October 16, 2012, expires approximately February 6, 2026

12.	U.S. Patent No. 8,154,401 title: “System And Method For Communication with a Tracking Device,” filed February 9, 2009, Issued April 10, 2012, expires approximately February 23, 2029

13.	U.S. Patent No. 8,421,617 title: “Tracking System With Separated Tracking Device,” filed December 12, 2011, Issued April 16, 2013, expires approximately August 8, 2028.

14.	U.S. Patent Application, Serial No.13/653,005 title: “Footwear With Embedded Tracking Device And Method Of Manufacture,” filed October 16, 2012. Pending
15.	U.S. Patent Application, Serial No. 13/668,874 title: “Footwear With Embedded Tracking Device And Method Of Manufacture,” filed November 5, 2012. Pending
16.	U.S. Patent Application, Serial No. 12/378,153 title: “System And Method For Processing Location Data,” filed February 11, 2009. Pending

17.	U.S. Patent Application, Serial No. 13/443,180 title: “System And Method For Communication With A Tracking Device,” filed April 10, 2012. Pending

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

The Industry

Location-based services are once again central to the wireless industry.  Technological challenges have been resolved with 3G and 4G network speeds now consistent with higher-speed coverage that is widely available.  In our ever-mobile society, it helps to know where we are and where we are going.   Same with caregivers of seniors suffering from Alzheimer’s and dementia, freight forwarding companies wanting to know where their packages are and employers wanting to know where their field workers are. Many parents desire to have the ability to know where their children are and where they are going.  Having such information is now possible with access to real-time information delivered on-demand through locator systems and technologies such as ours.

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

Target Markets and Marketing Strategy

We believe that the primary target market for GTX California’s products and systems consists of prospective licensees who currently sell related products or technology services to various markets including home security, child safety, medical and elder care providers, campers, hikers, backpackers, adventure seekers, extreme sports enthusiasts, freight and cargo carriers, delivery services, pet owners, vehicle finance companies, auto dealerships, law enforcement agencies, military organizations and individuals wishing to track valuable items.  In order to address these target markets, our marketing initiatives include:

•	National and international media coverage;
•	Channel partners;
•	Industry and consumer speaking engagements including; television, radio, news outlets and conferences;
•	Email campaigns to our 1.4 million consumer subscriber base and over 10,000 business contacts;
•	Endorsements from leading industry advocates and analysts including; universities, non-profit organizations, and research firms;
•	Cause marketing through social media and affinity groups;
•	Web presence through our multiple websites and YouTube channel;
•	Trade shows;
•	Establishing licensing relationships with key industry partners;
•	Utilizing social media and public relations outreach in special interest magazines and newsletters; and
•	“White label” affiliates which will target niche markets such as the Alzheimer’s Association for seniors afflicted with dementia.

Our marketing strategy has resulted in an large amount of free coverage by National and International news agencies and television programs, such as Good Morning America, The Early Show, Fox News Cable and The Discovery Channel.

Growth Strategy

By approaching the market place with a business-to-business (B2B) and business-to-consumer (B2C) strategy through our three business units, our goal is to become one of the major providers of personal and asset location services to specific niche business channel partners and once we hit critical mass in pricing, to the mass consumer markets.  The strategy is to establish licensing relationships with key industry partners who will embed our technology into their products to sell to their established customer base. Key elements of our strategy include:

•	Providing our Personal Locator embedded module to licensees to empower their products with two-way GPS tracking capabilities;
•	A mass market retail price under $199.00 for Personal Location devices;
•	A monthly service fee structure, under $20.00, as to the needs of the end user and having multiple convenient access points (mobile phone, land line, or via the Internet); and

•	Ease of use at the location interface point as well as with the device.

Competition

Personal location and property tracking devices of various kinds and from various vendors are increasing rapidly in the marketplace.  Nevertheless, we believe this rapidly growing market acceptance of tracking solutions represents a tremendous opportunity as the intrinsic value of the tracking solutions is recognized and mass market adoption continues.

There are numerous competitors for our GPS products and our LOCiMOBILE® smart phone applications, including Location Based Technologies, Inc., Google Latitude, Foursquare, Trimble Navigation, Inc., Brick House Security and SOS Gps, Inc.  Our competitors often are better financed, or have greater marketing and scientific resources than we can provide.  We are also aware of a number of foreign competitors that offer personal location tracking products similar to ours, which may impact our ability to expand our products abroad. Our smart phone locator apps also compete against a number of other smart phone apps, some of which have features similar to our Apps.

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

Other Location Products

In addition to marketing our own proprietary products, we also market and sell the line of Prime devices, the GTX AVL, and the “Micro LOCi”, tracking devices that are manufactured by third party suppliers. The Prime is a compact, fully certified quad-band integrated device that provides complete GSM/GPRS functionality for mobile tracking applications, which is waterproof, shock proof and comes with an SOS button. The micro LOCi is a more compact, fully certified quad-band integrated device that provides complete GSM/GPRS functionality for mobile tracking applications. The GTX AVL is a low cost vehicle tracking device. These products are sold under our GTX brand, and they can be branded with other companies’ names. All these devices operate through, and use our middleware platform and viewing portal. These devices can be sold individually or as a complete solution including platform and wireless connectivity providing us with product sales revenues and subsequent recurring monthly service revenues. In addition to hardware device sales, as part of our international expansion plans, we are also licensing our enterprise portal and middleware platform which is contributing to an increase in monthly subscription revenues. The Company currently has three international licensed distributors and anticipates signing on an additional five or six during 2013.

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

By the end of 2012, we had 20 LOCiMOBILE Tracking Apps on five platforms with over 1.4 million downloads across 162 countries. The success of the LOCiMOBILE Tracking Apps in the consumer market prompted us to launch an enterprise version of our GPS Tracking and Tracking Pro Apps called “Track My Work Force.” A soft launch for this subscription based, enterprise App officially kicked off during the third quarter of 2012 with a community grassroots announcement. We have engaged a number of multinational companies across various industries who have confirmed their interest for this enterprise white label solution, with over a dozen companies in several countries having already deployed the App.

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

The LOCiMOBILE® Apps can be downloaded to the user’s smartphone from the company’s www.locimobile.com website, the Apple iTunes online store, the Android Marketplace and on the RIM platform for Blackberry. Part of the future evolution of the LOCiMobile® future products development may include the implementation of Cloud Architecture, which is a style of computing in which dynamically scalable and often virtualized resources are provided as a service over the Internet. This type of architecture will allow our subscribers to take location data and augment that data with other pertinent information providing a content rich solution.  This will not only enhance the user experience but also create value to the viewers and subscribers. Knowing the whereabouts of a loved one, friend or co-worker has value, but knowing particulars about those whereabouts and if there are any other friends or loved ones in the area, or if there are any potential dangers in the area, increases the value of the information. For example, knowing the location of a child and then augmenting that information with the known whereabouts of registered sex offenders increases the value of the information and ultimately empowers the user. More and more people use their smart phones to text, e-mail, search the Internet or listen to music.  Because these devices are becoming smarter, growing in use and numbers and are proliferating worldwide, they create the perfect long term environment for developing geo spatial, dynamic in real time solutions that interact not only with each other but with other widely adopted platforms and data bases.  This in turn will create value when intersecting information with location and proximity. Seamlessly adding location and proximity to a common exchange of text messaging significantly change the dynamics of text messaging.

CODE AMBER NEWS SERVICE, INC.

Our Code Amber News Service, Inc. (“CANS”) subsidiary is the leading U.S. and Canadian syndicator of online Amber Alerts and the primary content provider for non amber alert missing persons.  An Amber Alert is a public notification of a child abduction. On December 5, 2008, we acquired the assets of Code Amber, LLC, which assets are now held and used by CANS.   CANS is designed to support law enforcement efforts in the recovery of missing persons across the United States and Canada by directly distributing missing people notifications to millions of subscribers and viewers. CANS maintains a website at www.codeamber.com and www.codeamberalertag.com.

Currently CANS serves the Code Amber ticker to over 480,000 websites and desktops, which includes hundreds of law enforcement agencies, members of Congress and a list of corporate sponsors. In addition to the pre-packaged consumer ticker, Code Amber provides a commercial news feed to many media outlets and hundreds of additional corporate and private news and information distribution services. Code Amber has cultivated relationships with organizations such as CBS, NBC, ABC, MSNBC, CNN, Google, O’Reilly and Facebook, as well as many smaller broadcasters, all of which receive information about missing persons from CANS.

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

The tags and service are sold both direct to the consumer and wholesale through different channel partners. As part of our cross promotion campaign the Code Amber Alertags are also being offered by Aetrex Worldwide, our GPS Smart Shoe licensee. The Code Amber Alertag portal has been localized in Spanish and Portuguese for the Latin market and the Company is currently in discussions with distributors in Brazil.

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

EMPLOYEES AND CONSULTANTS

As of December 31, 2012, the Company had four employees and over a dozen independent contractors. Any selling, marketing, technical, IT and/or software development work that is not handled by our employees is outsourced to qualified contractors and consultants as deemed necessary.

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

As of December 31, 2012, we had a working capital deficit of approximately $664,000 and an accumulated deficit of approximately $13,931,000.  In addition, for the year ended December 31, 2012, we had a loss of approximately $1,218,000 and negative cash flow from operating activities of approximately $254,000. Revenues generated from our current operations are not sufficient to pay our on-going operating expenses. Therefore, we will have to obtain additional funding from the sale of our securities or from strategic transactions in order to fund our current level of operations. On November 14, 2012, the Company entered into a convertible promissory note in the principal amount of $200,000 with a 10% original issue discount (the “Convertible Note”). Upon closing of the Convertible Note, the lender made an initial $25,000 advance of consideration to the Company. The lender may make additional loan advances to us in such amounts and at such dates as the lender chooses in its sole discretion. The Convertible Note matures one year from the effective date of each loan advance. During February 2013, the lender advanced the Company an additional $25,000. Aside from the Convertible Note, we have not identified the sources for additional financing that we may require, and we do not have commitments from third parties to provide this financing. Certain investors may be unwilling to invest in our securities since we are traded on the OTC Bulletin Board and not on a national securities exchange, particularly if there is only limited trading in our common stock on the OTC Bulletin Board at the time we seek financing. There is no assurance that sufficient funding through a financing will be available to us at acceptable terms or at all. Historically, we have raised capital through the issuance of our equity securities. However, given the risks associated with our business, the risks associated with our common stock, the worldwide financial crisis that has severely affected the capital markets, and our status as a small, unknown public company, we expect in the near future, we will have a great deal of difficulty raising capital through traditional financing sources. Therefore, we cannot guarantee that we will be able to raise capital, or if we are able to raise capital, that such capital will be in the amounts needed. Our failure to raise capital, when needed, and in sufficient amounts, will severely impact our ability to continue to develop our business as planned. In addition, if we are unable to obtain funding as, and when needed, we may have to further reduce and/or cease our future operations. Any additional funding that we obtain in an equity or convertible debt financing is likely to reduce the percentage ownership of the company held by our existing security holders.

Based on the above factors, our auditors have concluded that there is substantial doubt as to our ability to continue as a going concern.

We have had operating losses since formation and expect to continue to incur net losses for the near term.

Although we have several revenue sources, our 2012 business plan had assumed that sales of the NavistarTM GPS Shoes would provide a substantial amount of our working capital during 2012, which revenues would be supplemented by revenues from our other products. To date, sales of the GPS Shoes have significantly underperformed our expectations, and revenues from our other products have also been less than we projected. As a result, we currently have a working capital deficit and our revenues are not sufficient to fund our operating needs. We have reported net losses of approximately $1,218,000 and $1,467,000 for the years ended December 31, 2012 and 2011, respectively.   Unless our sales increase substantially in the near future, we anticipate that we will continue to incur net losses in the near term, and we may never be able to achieve profitability.  In order to achieve profitable operations we need to significantly increase our revenues from the sales of product and licensing fees.   We cannot be certain that our business will ever be successful or that we will generate significant revenues and become profitable.  As a result, an investment in our company is highly speculative and no assurance can be given that our business model will be successful and, therefore, that our stockholders will realize any return on their investment or that they will not lose their entire investment.

Our current lead product may not achieve the market success we anticipated.

Aetrex Worldwide, Inc., a global leader in pedorthic footwear and foot orthotics, manufactures and is marketing a GPS tracking and location shoe for use with senior citizens. The Aetrex GPS Shoe was jointly developed by us and uses our licensed tracking technology. Although we believe that the market for this type of location tracking product is significant, the GPS Shoe is a new technology and has never been on the market. As a result, we are unable to predict what the actual demand will be for this GPS Shoe product ultimately will be. As of the date of this Annual Report, we have sold approximately 4,500 tracking devices to Aetrex for use in the NavistarTM GPS Shoes. However, approximately 130 shoes have been sold to consumers, and only approximately 60 active are currently in use by monthly subscribers. While we still anticipate that sales of this location product aimed at the growing market of senior citizens who are afflicted by dementia or Alzheimer’s disease will eventually increase, no assurance can be given that this product will become a significant revenue source for this Company.

Our primary sources of funding during 2012 is no longer available to us.

In November 2009 we entered into an Investment Agreement (the "Investment Agreement") with Dutchess Equity Fund, L.P. (now known as Dutchess Opportunity Fund, II, LP)(“Dutchess”). Under the Investment Agreement, we had the right to put (sell) to Dutchess up to 12,000,000 shares of our common stock until November 2012 (this facility is herein referred to as the "Equity Line"). We periodically used our Equity Line to provide us with additional working capital. In November 2012 we sold to Dutchess the remaining amount of shares available under the Equity Line and the line has since expired. Accordingly, we will not be able to utilize it to supplement our working capital needs in the future.

Our current sources of funding are limited, and any additional funding that we may obtain may be on unfavorable terms and may significantly dilute our existing shareholders.

We currently have limited funds available from which we can fund our current and proposed operating activities. On November 14, 2012, we entered into a convertible promissory note credit facility in the principal amount of $200,000. As of April 15, 2013 we have $55,000 principal amount outstanding on our $200,000 Convertible Note. Our ability to draw down on this credit facility is limited as the lender may make loan advances in such amounts and at such dates as the lender may choose in its sole discretion. As of the date of this Annual Report, no payments have been made on the Convertible Note. The Convertible Note matures one year from the effective date of each loan advance. The conversion price is the lesser of $0.025 or 70% of the lowest trade price in the 25 trading days previous to the conversion. Unless otherwise agreed in writing by both parties, at no time will the lender convert any amount of the Convertible Note into common stock that would result in the lender owning more than 4.99% of the common stock outstanding. The amount of funds currently available to us under this Convertible Note facility, and the amount of revenues that we currently generate, collectively are not sufficient to fund our operating expenses. As a result, unless our revenues increase significantly in the near future (such as due to a significant increase in the sale of the NavistarTM GPS Shoes), we will have to obtain additional public or private equity financings or debt financings in order to continue our operations. Any additional funding that we obtain in a financing is likely to reduce the percentage ownership of the company held by our existing security-holders. The amount of this dilution may be substantial based on our current stock price, and could increase if the trading price of our common stock declines at the time of any financing from its current levels. We may also attempt to raise funds through corporate collaboration and licensing arrangements.  To the extent we raise additional capital by issuing equity securities, our stockholders will experience further dilution.  If we raise funds through debt financings, we may become subject to restrictive covenants.  To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or products, or grant licenses on terms that are not favorable to us. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain the needed additional funding, we will have to reduce or even totally discontinue our operations, which would have a significant negative impact on our stockholders and could result in a total loss of their investment in our stock.

Our future capital requirements, and our currently projected operating and liquidity requirements, will depend on many factors, including:

  The commercial success of the Aetrex NavistarTM GPS Shoes;

  Our ongoing general and administrative expenses related to our being a reporting company;

  Market acceptance of our LOCiMOBILE® products that are downloaded onto the iPhone, Blackberry, Android and other smartphones, and the revenues generated from users of our smartphone products;

  Sales revenues generated from the sale of our GPS devices to MNX under our license agreement;

  The cost of developing and improving our products and technologies;

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

The revenues and profits of an enterprise involved in the location based business are generally dependent upon many variables.  Our customer appeal depends upon factors which cannot be reliably ascertained in advance and over which we have no control, such as unpredictable customer and media reviews, industry analyst commentaries, and comparisons to competitive products.  As with any relatively new business enterprise operating in a specialized and intensely competitive market, we are subject to many business risks which include, but are not limited to, unforeseen marketing difficulties, excessive research and development expenses, unforeseen negative publicity, competition, product liability issues, manufacturing and logistical difficulties, and lack of operating experience.  Many of the risks may be unforeseeable or beyond our control.  There can be no assurance that we will successfully implement our business plan in a timely or effective manner, that we will be able to generate sufficient interest in our products, or that we will be able to market and sell enough products and services to generate sufficient revenues to continue as a going concern.

Our wireless location products and technologies have to continuously evolve and respond to market changes. If we are unable to commercially release products that are accepted in the market or that generate significant revenues, our financial results will continue to suffer.

We have had only limited success with release of our wireless locator products and our Aetrex NavistarTM GPS Shoes in their respective markets. In addition, while we are currently a party to certain product development and test agreements to determine if our products can successfully be sold in other categories, vertical markets and territories and incorporated into other consumer and commercial products (such as in proprietary GPS enabled transport containers, bicycles, backpacks, etc.), these agreements are still in the testing phase. There can be no assurances that consumer or commercial demand will meet, or even approach, our expectations. In addition, our pricing and marketing strategies may not be successful. Lack of customer demand, a change in marketing strategy and changes to our pricing models could dramatically alter our financial results. Unless we are able to release location based products that meet a significant market demand, we will not be able to improve our financial condition or the results of our future operations.

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

To date, we have only manufactured a limited number of products.  In addition, we are continually redesigning and enhancing our products and we are designing new products based on that technology that we hope to manufacture and market in the near future.  The manufacture and assembly of our products involves complex and precise processes, some of which have subcontracted to other companies and consultants. To date, we have experienced some quality issues with the limited production of some of our initial products. Although we have addressed these issues, we have only manufactured a limited quantity of products and so we do not yet know whether we will encounter any serious problems in the production of larger quantities of our existing or new products.  Any significant problems in manufacturing, assembling or testing our products could delay the sales of our products and have an adverse impact on our business and prospects. The willingness of manufacturers to make the product, or lack of availability of manufacturing capacity, may have an adverse impact on the availability of our products and on our ability sell our products.  Manufacturing difficulties will harm our ability to compete and adversely affect our results of operations and financial condition, and may hinder our ability to grow our business as we expect.

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

Although GTX California was formed in 2002, until 2009 it was dedicated to the research and development of our products and platform.  In addition, we are a small company with a limited amount of resources and capital available to us. Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by small, early stage companies in evolving industries. Some of these risks and uncertainties relate to our ability to:

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

We have had relatively minor sales to date. We rely heavily on channel partners, a few licensees and telecommunications carriers to sell our products. If any of these relationships change or are disrupted, we could lose a significant portion of anticipated revenue.

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

As of April 15, 2013 our executive officers and directors, in the aggregate, beneficially own shares representing approximately 19.32% of our common stock. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination. On matters submitted to our stockholders for approval, holders of our common stock are entitled to one vote per share. If our executive officers and directors choose to act together, they would have significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these individuals, if they chose to act together, would have significant influence on the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

RISKS RELATED TO AN INVESTMENT IN OUR SECURITIES

The resale of registered shares by our other investors could depress the market price of our common stock.

In October 2011, we registered 11,670,000 shares of our common stock for resale, of which 5,950,000 shares are currently outstanding and were issued to certain of the investors in a private placement. The remaining 5,720,000 shares included in the foregoing registration represent the estimated maximum number of shares that may be issued to the investors upon the exercise of the warrants. The resale of these shares into the public market by the investors could depress the market price of our common stock.

The Convertible Note may be converted into shares of our common stock at less than the then-prevailing market price for our common stock if the Lender chooses to convert the Note.

The Convertible Note is convertible at the lesser of $0.025 or 70% of the lowest trade price in the 25 trading days previous to the conversion. Accordingly, the maximum conversion price is $0.025 per share of common stock. Unless otherwise agreed in writing by both parties, at no time will the lender convert any amount of the Convertible Note into common stock that would result in the Lender owning more than 4.99% of the common stock outstanding. The lender has a financial incentive to convert the Convertible Note and realize the profit equal to the difference between the conversion price and the market price. If the lender converts the Convertible Note, the price of our common stock could decrease.

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

Our certificate of incorporation authorizes the issuance of up to 2,071,000,000 shares of common stock with a $0.001 par value and 10,000,000 preferred shares with a par value of $0.001, of which 92,460,727 common shares and no preferred shares were issued and outstanding as of April 15, 2013 .  From time to time we may increase the number of shares available for issuance in connection with our equity compensation plans.  Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of preferred stock and may choose to issue some or all of such shares to provide additional financing or acquire more businesses in the future.

Moreover, as of April 15, 2013, we had a principal balance of $55,000 on our Convertible Note that is convertible at the lesser of $0.025 or 70% of the lowest trade price in the 25 trading days previous to the conversion and warrants and options outstanding to purchase an aggregate of 8.27 million shares of our common stock the conversion or exercise of which will further increase the number of outstanding shares.  The issuance of any shares for acquisition, licensing or financing efforts, upon conversion of any preferred stock or exercise of warrants and options, pursuant to our equity compensation plans, or otherwise may result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current stockholders.

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

Our executive, administrative and operating offices are located at 117 W 9th Street, Suite 1214, Los Angeles, California 90015. Our office space is approximately 1,230 square feet and consists of administrative work space for a base rent of $1,325 per month. The lease is currently on a month-to-month basis.

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

We are not currently a party to any material legal proceedings. We are not aware of any pending or threatened litigation against us that we expect will have a material adverse effect on our business, financial condition, liquidity, or operating results. However, legal claims are inherently uncertain, and we cannot assure you that we will not be adversely affected in the future by legal proceedings.

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

Market Information. Our common stock is quoted on the over-the-counter market on the OTC Bulletin Board under the symbol “GTXO.” The following table sets forth the high and low sale prices for our common stock on the OTC Bulletin Board for the periods indicated:

	Year Ended
	December 31, 2012
	High	Low
Quarter ended March 31, 2012	$0.130	$0.060
Quarter ended June 30, 2012	$0.121	$0.020
Quarter ended September 30, 2012	$0.049	$0.016
Quarter ended December 31, 2012	$0.0349	$0.009

	Year Ended
	December 31, 2011
	High	Low
Quarter ended March 31, 2011	$0.100	$0.049
Quarter ended June 30, 2011	$0.150	$0.044
Quarter ended September 30, 2011	$0.100	$0.052
Quarter ended December 31, 2011	$0.100	$0.052

As of April 12, 2013 the last reported sales price or our common stock on the OTC Bulletin Board was $0.0265.

Holders of Record. As of April 15, 2013, an aggregate of 92,460,727 shares of our common stock were issued and outstanding and were owned by approximately 140 holders of record, based on information provided by our transfer agent. The foregoing number of record holders does not include any persons who hold their stock in “street name.”

Recent Sales of Unregistered Securities.

During the year ended December 31, 2012, we issued the following shares that were not previously reported on a quarterly report on Form 10-Q or in a current report on Form 8-K: During the fourth quarter of 2012, we issued 3.1 million shares of common stock to a total of four members of management and consultants, at a price of $0.02 per share, as compensation for services rendered. The foregoing shares were issued in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

Equity Compensation Plan Information.

On March 14, 2008, we adopted the 2008 Equity Compensation Plan (the “2008 Plan”) pursuant to which we are authorized to grant stock options, stock awards and stock appreciation rights of up to 7,000,000 shares of common stock to our employees, officers, directors and consultants. The 2008 Plan is administered by the Board of Directors of the Company. The following table provides information with respect to outstanding options as of December 31, 2012 pursuant to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)
2012
Equity compensation plans approved by security holders	2,348,570	$0.194	338,800
Equity compensation plans not approved by security holders	--	--	--
Total	2,348,570	$0.194	338,800

As a result of the cancellation and expiration of options subsequent to December 31, 2012, there are approximately 572,000 options available for issuance under the 2008 Plan as of April 15, 2013.

ITEM	6. SELECTED FINANCIAL DATA.

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM	7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Business. GTX Corp and its subsidiaries, (GTX California, LOCiMOBILE, Inc. and CANS) are engaged in businesses that design, develop and sell various interrelated and complementary products and services in the Personal Location Services marketplace. GTX California focuses on hardware and software design and development of products and services by offering a Global Positioning System (“GPS”) and cellular location platform that enables subscribers to track in real time the whereabouts of people, pets or high valued assets through a miniaturized transceiver module, wireless connectivity gateway, middleware and viewing portal. LOCiMOBILE, Inc. has developed and owns LOCiMobileTM, a suite of mobile tracking applications that turn the iPhone, Android, BlackBerry and other GPS enabled handsets into a tracking device which can then be tracked from handset to handset or through our Location Data Center tracking portal and which allows the user to send a map to the recipient’s phone showing the user’s location. CANS is a U.S. and Canadian syndicator of all state Amber Alerts providing website tickers and news feeds to merchants, internet service providers, affiliate partners, corporate sponsors and local, state and federal agencies, as well as, marketing and selling the patent pending electronic medical health record Code Amber Alertag.

Results of Operations

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Annual Report.

Revenues for the fiscal year ended December 31, 2012 (“fiscal 2012”) decreased by 45% compared to the fiscal year ended December 31, 2011 (“fiscal 2011”), and operating expenses in fiscal 2012 decreased by 17%. Our fiscal 2012 net loss is approximately 17% lower than it was in fiscal 2011 and our fiscal 2011 net loss is approximately 13% lower than it was in fiscal 2010.

The following table represents our statement of operations for the years ended December 31, 2012 and 2011:

	Year ended December 31,
	2012		2011
	$	% of Revenues	$	% of Revenues
Revenues	$367,114	100%	$663,835	100%
Cost of goods sold	291,388	79%	562,475	85%
Gross margin	75,726	21%	101,360	15%
Operating expenses
Wages and benefits	635,622	173%	768,651	116%
Professional fees	366,330	100%	510,785	77%
General and administrative and impairment	292,112	80%	281,798	42%
Total operating expenses	1,294,064	353%	1,561,234	235%
Loss from operations	(1,218,338)	(332)%	(1,459,874)	(220)%
Other income (expense), net	829	0%	(6,869)	(1)%
Net loss	$(1,217,509)	(332)%	$(1,466,743)	(221)%

Revenues

Revenues decreased 45% during fiscal 2012 as compared to last year due to a decrease in the number of GPS devices sold to Aetrex for use in their NavistarTM GPS Shoe and to a decrease in revenues generated from App sales. During fiscal 2012 and 2011, we sold 1,500 and 3,000 GPS devices, respectively, to Aetrex generating revenues of approximately $157,000 and $314,000, respectively. Commercial sales of the NavistarTM GPS Shoe, which began in December 2011, have not been at the levels anticipated by management. Accordingly, Aetrex has not needed to purchase additional GPS devices. When the NavistarTM GPS Shoe is sold by Aetrex, and activated by the end user, that customer is required to pay us a monthly service fee for the GPS tracking service on the shoe. A portion of the monthly service fee is shared with Aetrex. Because of slow sales and GPS activations of this product, we have not generated a material amount of monthly service fees during fiscal 2012. We are exploring multiple avenues in which the NavistarTM GPS Shoe can be marketed both domestically and internationally. As news about the NavistarTM GPS Shoe spreads, and with the recent availability of the NavistarTM GPS Shoe in the U.K., Canada, Australia and Ireland, management anticipates the sale of the NavistarTM GPS Shoe will increase over the next twelve months. Also contributing to our decrease in revenues was a $126,000 or 62% decrease in our App revenues, to approximately $76,000 when compared to fiscal 2011. This decrease is attributable to a large portion of subscriber downloads in 2012 relating to upgrades by current subscribers, which upgrades are provided free of charge. In addition to revenues generated through the shipment of the Aetrex shoes, monthly service fees on the shoes and from the sale of our Apps, we generate revenues from the sales of our portal services, hardware product, portal software licensing, platform testing, monthly subscriptions, online advertising revenue, Code Amber annual news feed subscriptions, points of display sponsorships and the sale of Code Amber Alertags.

Cost of goods sold

 Cost of goods sold for fiscal 2012 decreased 48% compared to fiscal 2011 due primarily to the decrease in the number of GPS devices sold to Aetrex as discussed above as well as a reduction in the amount of commissions paid on the sale of our Apps.

Wages and benefits

Wages and benefits decreased 17% for fiscal 2012 in comparison to fiscal 2011 due to continued cost cutting efforts, which included reductions in management positions. These reductions in overhead will remain in place as we maintain a low-overhead approach to operations that will scale as operations require.

Professional fees

Professional fees consist of costs attributable to consultants and contractors who primarily spend their time on sales, marketing and the development of technology; investor relations; legal fees relating to general corporate matters and our patent applications; and accounting expenses. Such costs decreased 28% in fiscal 2012 compared to fiscal 2011 due primarily to reductions in marketing and public relations services.

General and administrative and impairment

General and administrative costs during fiscal 2012 increased 4% in comparison to fiscal 2011 due to the impairment of capitalized software development costs. Management re-assessed the value of our capitalized App software development costs and determined that, based on the revenues generated from our Apps, that the capitalized assets had been impaired. Accordingly, we wrote-down the software development costs to the estimated net realizable value of approximately $44,000 and recognized an impairment charge of $103,000 during fiscal 2012. General and administrative expenses also consist of corporate administrative costs, depreciation, occupancy costs, insurance, website development, trade shows and travel which, when excluding the impairment charge, decreased 33% during fiscal 2012 in comparison to fiscal 2011 due primarily to reductions in depreciation expense, insurance and travel, as well as, the implementation of various general cost cutting measures.

Other income (expense), net

Other income (expense), net for fiscal 2012 consists primarily of costs associated with our debt financing during the year. We incurred finance costs totaling $6,500 resulting from our line of credit entered into on June 27, 2012. In accordance with the line of credit agreement, a 15% finance charge is applied to each advance. We drew $30,000 on the line resulting in finance costs of $4,500 and paid $2,000 of administrative costs to the lender of the line of credit (see further discussion in the Liquidity and Capital Resources discussion below). The accounting treatment for the bifurcation of the derivative liability embedded in our Convertible Note resulted in interest expense of approximately $23,000, derivative income of approximately $17,000 and discount amortization of approximately $4,000. The derivative income represents the net unrealized change during the period in the fair value of the derivative liability. Also included is $16,250 of other income recognized from the reversal of a litigation accrual relating to a lawsuit filed against us by a former consultant that was dismissed in May 2012.

Other income (expense), net for fiscal 2011 is primarily attributable to discount amortization, derivative income and the gain on conversion of our convertible promissory notes. As of December 31, 2011, all the then convertible promissory notes were extinguished in full, leaving the Company with no outstanding debt.

Net loss

Net loss during fiscal 2012 decreased approximately 17% in comparison to the net loss incurred during fiscal 2011. The decrease is primarily due to our efforts to maintain and/or cut costs in regards to wages, professional fees and general and administrative expenses.

Liquidity and Capital Resources

As of December 31, 2012, we had approximately $31,000 in cash, $15,000 of other current assets and $710,000 of current liabilities, resulting in a working capital deficit of approximately $664,000 compared to approximately $92,000 in cash and a working capital deficit of approximately $190,000 as of December 31, 2011.

Our net loss decreased to $1,218,000 for fiscal 2012 compared to a net loss of $1,467,000 for fiscal 2011.  Net cash used in operating activities was approximately $254,000 for fiscal 2012 compared to approximately $666,000 for fiscal 2011. The resulting decrease of approximately $412,000 is due to the decrease in our net loss, as well as the impairment charge related to capitalized software development costs, a reduction in accounts receivable, the shipment of GPS devices to Aetrex, and the continued accrual of portions of wages payable to members of management and various officers in an effort to preserve cash for working capital needs.

Net cash used in investing activities during fiscal 2012 and 2011 was approximately $15,000 and $68,000, respectively and consisted primarily of payments for the purchase of equipment.

Net cash provided by financing activities during fiscal 2012 and 2011 was approximately $208,000 and $759,000, respectively, and primarily consists of proceeds received from the sale of shares from the equity line financing agreement that we had with Dutchess Equity Fund, L.P. (now known as Dutchess Opportunity Fund, II, L.P.). During fiscal 2012 and 2011, we sold 2,756,142 and 6,905,022 shares of common stock, respectively to Dutchess resulting in proceeds of approximately $164,000 and $472,000, respectively. The equity line expired in November 2012 and accordingly is not longer available for our use. The remaining net cash provided by financing activities in fiscal 2012 relates to proceeds from our $200,000 Convertible Note, a $55,000 line of credit and a $10,000 short-term loan from Aetrex as discussed below. During 2011 we also received proceeds totaling $297,500 from the sale of 5,950,000 units in a private placement. The units consisted of 5,950,000 shares of our common stock and 5,720,000 warrants to purchase additional shares of common stock, exercisable at $0.08 per warrant. In October 2011, we registered the resale by the investors of the foregoing securities that were sold in the private placement.

Because revenues from our operations have, to date, been insufficient to fund our working capital needs, we currently rely on the cash we receive from our financing activities to fund our capital expenditures and to support our working capital requirements.  Although we anticipate (i) that revenues from the NavistarTM GPS Shoe that was released at the end of fiscal 2011 will increase during 2013, and (ii) that we will receive additional revenues under our other licenses, the amount and timing of such revenues is unknown. For our internal budgeting purposes, we have assumed that such revenues will not be sufficient to fund all of our planned operating and other expenditure. In addition, our actual cash expenditures may exceed our planned expenditures, particularly if we invest in the development of improved versions of our existing products and technologies, and if we increase our marketing expenses.   Accordingly, we anticipate that we will have to raise additional capital in order to fund our operations in 2013.

On June 27, 2012, the Company entered into an agreement with an unrelated third party (the “Holder”) for a $55,000 line of credit (the “Line Agreement”). In accordance with the Line Agreement, the Company is required to repay 115% of each amount advanced (the “Advance Amount”) and must make mandatory payments on each Advance Amount every 30 days from the date the Advance Amount is requested in an amount equal to 1/3 of the Advance Amount. All Advance Amounts are required to be repaid in full by the maturity date, November 27, 2012. The Company issued the Holder 250,000 shares of its common stock as an incentive for entering into the Line Agreement. The stock was valued at the current market price of $0.04 per share or $10,000. The Company paid the Holder administrative fees totalling $2,000 for due diligence, document creation expense, closing costs, and transaction administration expenses. In accordance with the Line Agreement, the Company is obligated to issue up to 640,645 shares to secure the re-payment of the Advance Amounts. The Company was unable to make the mandatory payments or repay the Advance Amounts by the November 27, 2012 maturity date. As of December 31, 2012, we had borrowed $30,000 under the Line Agreement, recognized an additional $4,500 in finance costs and made payments to the Holder totalling $21,000 resulting in a net amount owed under the Line Agreement of $13,500 at December 31, 2012.

On January 14, 2013, the Holder of the Line Agreement entered into assignment agreement with an unrelated third party (the “Assignee”) whereby the Assignee assumed all of the Holder’s right, title, and interest in and to the Line Agreement in the aggregate amount of $13,500 (the “Note”). As consideration for the assignment of the Note, on January 15, 2013 we paid the Assignee 2,459,355 shares of common stock and the Assignee paid the Holder $13,500. The market value of the 2,459,355 shares of common stock on the date of the assignment was approximately $49,000, or $0.02 per share resulting in the Company incurring finance costs of approximately $35,500.

On September 19, 2012, Aetrex loaned the Company $10,000 to fund working capital needs as the initial sales of the NavistarTM GPS Shoes have been slow. The loan is non-interest bearing and was due on November 30, 2012. As of December 31, 2012, the Company has not repaid the Aetrex loan and $9,500 remains outstanding. In addition to the Aetrex loan, as of December 31, 2012 the Company owes Aetrex approximately $15,000 primarily related to payments received by the GTX for sales of the NavistarTM GPS Shoes, as well as, Aetrex’s portion of monthly service fees related to the NavistarTM GPS Shoes.

On November 14, 2012, the Company entered into a convertible promissory note in the principal amount of $200,000 with a 10% original issue discount (the “Convertible Note”). Upon closing of the Convertible Note, the lender made an initial $25,000 advance of consideration to the Company. The lender may pay additional consideration to the Company as loan advances in such amounts and at such dates as the lender may choose in its sole discretion. On February 27, 2013, the lender advanced the Company an additional $25,000. The Convertible Note matures one year from the effective date of each payment. If the Company repays the amount advanced within 90 days, the interest rate will be 0%, otherwise a one-time interest charge of 10% shall be applied to the principal sum outstanding. The Company may repay the amount advanced within 180 days from the date received, after which we may not make further payments on that advance amount without written approval from the lender. The Convertible Note is convertible into shares of common stock of the Company at a price equal to the lesser of $0.025 or 70% of the lowest trade price in the 25 trading days previous to the conversion. Unless otherwise agreed in writing by both parties, at no time will the lender convert any amount of the Note into common stock that would result in the lender owning more than 4.99% of the common stock outstanding. As of the date of this Annual Report, the Company had not made any payments on the Convertible Note.

We are currently a party to two licensing agreements (with Aetrex and MNX) and five international distributor agreements. During 2013, we anticipate that we will generate increased revenues from these licensing agreements and from our current and potential domestic and international distributors that are currently evaluating our platform. However, we expect to incur continued losses until these and our other revenue initiatives collectively generate substantial revenues.  No assurance can be given that our current contractual arrangements and the revenues from our GPS Shoes, device sales, subscriptions, Alertags, software licensing, or our smart phone or tablet Apps will be sufficient to fund our anticipated working capital needs by the end of calendar year 2013.

In addition to continuing to incur normal operating expenses, we intend to continue our research and development efforts for our various technologies and products, including hardware, software, interface customization, and website development, and we also expect to further develop our sales, marketing and manufacturing programs associated with the commercialization, licensing and sales of our GPS devices and technology, and the commercialization of the LOCiMOBILE® applications for GPS enabled handsets. Our funding requirements for these projects will depend on numerous factors, including:

•	Costs involved in the completion of the hardware, software, interface customization and website development necessary to continue the commercialization of our products;

•	The costs of licensing activities, including product marketing and advertising; and
•	Revenues derived from product sales and the licensing of our technology, the sale of GPS enabled shoes in conjunction with the Aetrex Licensing Agreement, the sales of our other GPS devices and monitoring services, the LOCiMobile® applications for GPS enabled handsets, the sale of Alertags and advertising sales from CANS.

As noted above, based on budgeted revenues and expenditures, unless revenues increase significantly, we believe that our existing and projected sources of liquidity may not be sufficient to satisfy our cash requirements for the next twelve months.   Accordingly, we will need to raise additional funds during 2013.  The sale of additional equity securities will result in additional dilution to our existing stockholders. Sale of debt securities could involve substantial operational and financial covenants that might inhibit our ability to follow our business plan.  We have not identified the sources for the additional financing that we will require, and there is no assurance that sufficient funding through a financing will be available to us at acceptable terms or at all. Any additional funding that we obtain in a financing is likely to reduce the percentage ownership of the Company held by our existing security-holders. The amount of this dilution may be substantial based on our current stock price, and could increase if the trading price of our common stock declines at the time of any financing from its current levels. We may also attempt to raise funds through corporate collaboration and licensing arrangements.  To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to grant licenses on terms that are not favorable to us. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain the needed additional funding, we may have to further reduce our current level of operations, or may even have to totally discontinue our operations.

We are subject to many risks associated with early stage businesses, including the above discussed risks associated with the ability to raise capital. Please see the section entitled “Risk Factors” for more information regarding risks associated with our business.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations as of December 31, 2012:

	Payments due by period
	Total	Less than 1 year	1-3 years	More than 3 years
Line Agreement	$ 13,500	$ 13,500	$ -	$ -
Convertible Note	27,500	27,500	-	-
Aetrex Loan	9,500	9,500	-	-
Total	$ 50,500	$ 50,500	$ -	$ -

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred net losses of $1,217,509 and $1,466,743 for the years ended December 31, 2012 and 2011, respectively, has incurred losses since inception resulting in an accumulated deficit of $13,930,955 as of December 31, 2012, and has negative working capital of $663,722 at December 31, 2012. A significant part of our negative working capital position at December 31, 2012 consisted of $392,834 of amounts due to officers and management of the Company for accrued wages.  The Company anticipates further losses in the development of its business.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of debt or equity is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, or its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Revenue Recognition

Revenues consist primarily of the sale of our GPS device to Aetrex International Worldwide, Inc. “Aetrex” for use in the Aetrex NavistarTM GPS Shoe and the related monthly service fee from subscribers, our mobile tracking applications sold via the Apple iTunes Store and the Google Marketplace, the sale of GPS tracking devices and the related monthly service fees, licensing agreements, and the sale of Code Amber Alertags.

The Company recognizes revenue from product sales when the product is shipped to the customer and title has transferred. The Company recognizes application revenue when the application is purchased by the customer. The Company assumes no remaining significant obligations associated with the product sale other than that related to its warranty program discussed below. Revenue related to monthly service fees both for the GPS Shoes and GPS tracking devices, licensing agreements and annual subscriptions are recognized over the respective terms of the agreements.

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

Stock-based Compensation

Stock-based compensation expense is recorded for stock and stock options awarded in return for services rendered. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis, which is generally commensurate with the vesting period. The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest.

Recently Issued Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, on testing for indefinite-lived intangible assets for impairment. The new guidance provides an entity to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. The Company’s adoption of this accounting guidance does not have a material impact on the consolidated financial statements and related disclosures.

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

ITEM	7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation.

ITEM	8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are submitted in a separate section of this report, beginning on page 46, and are incorporated herein and made a part hereof.

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

Management, with the participation of our principal executive and financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the annual reporting period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM	9B. OTHER INFORMATION

None.

PART III

ITEM	10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors. Each of our directors was elected by the stockholders and serves until his or her successor is elected and qualified.

The board of directors currently has no nominating or compensation committee at this time.

Our Chief Executive Officer serves pursuant to an employment agreement that was automatically extended for one year on March 14, 2013, and that will automatically be extended for successive one-year periods if not cancelled by either party. See “Item 10, Executive Compensation – Employment Agreements.”

The following table sets forth information regarding our executive officers and directors.

Name	Position Held	Age	Date First Appointed
Patrick E. Bertagna	President, Chief Executive Officer and Chairman of the Board	49	March 14, 2008
Alex McKean	Interim Chief Financial Officer	49	October 3, 2011
Christopher M. Walsh	Chief Operating Officer	63	March 14, 2008
Louis Rosenbaum	Director	62	March 14, 2008
Andrew Duncan	Director, Audit Committee Member, Corporate Secretary and Treasurer	48	April 2, 2010
Greg Provenzano	Director, Audit Committee Member	51	April 2, 2010
Patrick Aroff	Director	51	March 14, 2008

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

Alex McKean – Interim Chief Financial Officer

Mr. McKean was appointed as our Interim Chief Financial Officer in October 2011, a position that he has agreed to hold until a replacement CFO is identified. He is currently also the Chief Financial Officer of Encore Brands, Inc., a position he has held since October 2009.  Previous to that, he acted as an independent management consultant under his own firm, McKean Financial Consulting as well as an independent contractor with Robert Half International and Ajilon Finance. Prior to establishing his own firm, during 2004-2007 Mr. McKean was with Parson Consulting working in such areas as: strategy, financial modeling, SEC filings, process management and Sarbanes Oxley. Mr. McKean has held positions as a Controller and VP of Finance at 24:7 Film from 2002-2004, VP of Finance at InternetStudios.com from 2000-2002, Director of FP&A/SVP at Franchise Mortgage Acceptance Company from 1998-2000, as Corporate Accounting Manager/Treasurer of Polygram Filmed Entertainment from 1996-1998 and Assistant Treasurer/Controller for State Street Bank from 1989-1996.

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

Greg Provenzano – Director, Member of Audit Committee

Mr. Provenzano has spent over 30 years in the electronic components and design solutions business. He currently is the Vice President of Global Engineering at Arrow Electronics. Prior to his current position, he was President at WPG Americas and from July 2002 until July 2005, Mr. Provenzano served as Senior Vice President and Regional President of Memec Americas (now AVNET Electronics Company). From 1997 until 2002, he was President and Chief Executive Officer of Memec Insight, Inc.

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

Based solely on its review of the copies of reporting forms received by the company, the company believes that the following Forms 3 and 4 were filed later than is required under Section 16(a) of the Securities Exchange Act of 1934:

•	On April 4, 2012, several of our directors and officers were granted shares for services, for which Form 4s were not timely filed. On June 26, 2012, Form 4s were filed for each officer and director for the issuances: Patrick Bertagna – 931,250 shares, Patrick Aroff – 181,250 shares, Andrew Duncan – 181,250 shares, Greg Provenzano 181,250. On February 19, 2013 a Form 5 was filed for 181,250 shares granted to Louis Rosenbaum.
•	On June 22, 2012, Chris Walsh was granted 200,000 shares of our common stock for services rendered, however a Form 4 was not timely filed. On June 26, 2012 a Form 4 was filed for Mr. Walsh.
•	During the period from April 23, 2012 through May 9, 2012 Louis Rosenbaum sold a total of 100,000 shares of common stock for which a Form 4 was not timely filed. On May 11, 2012 a Form 4 was filed for Mr. Rosenbaum
•	On January 23, 2013, Louis Rosenbaum and Alex McKean were each granted 200,000 shares of common stock for services rendered for which a Form 4 was not timely filed. On February 19, 2013 Form 4s were filed for Mr. Rosenbaum and Mr. McKean.
•	On February 11, 2013, several of our directors and officers were granted shares for services, for which Form 4s were not timely filed. On February 19. 2013, Form 4s were filed for each officer and director for the issuances: Patrick Bertagna – 200,000 shares, Patrick Aroff – 200,000 shares, Andrew Duncan – 200,000 shares, Louis Rosenbaum 200,000. On April 5, 2013 a Form 4 was filed for 200,000 shares granted to Greg Provenzano.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table. The following table sets forth the compensation for the fiscal years ended December 31, 2012 and 2011 for services rendered to us by all persons who served as our Chief Executive Officer and our Chief Financial Officer and most highly compensated executive officers other than our Chief Executive Officer and Chief Financial Officer (collectively, the “Named Executive Officers”) who received compensation in excess of $100,000 in 2012.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 12/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)(4)	Total ($)
Patrick Bertagna(1)	2012	150,000	33,933	37,287	–	12,995	121,080
	2011	150,000	–	104,493	–	17,210	271,703

Alex McKean(2)	2012	20,502	–	–	–	–	20,502
	2011	7,815	–	8,000	–	–	15,815

Christopher Walsh(3)	2012	96,000	–	8,000	–	–	104,000
	2011	94,000	–	75,225	–	–	169,225

(1)	Mr. Bertagna, our Chief Executive Officer has agreed to accrue portions of his salary in an effort to preserve cash for other working capital needs of the Company. As of December 31, 2012 and 2011 $135,250 and $51,250, respectively, of Mr. Bertagna’s salary was accrued for such purposes. Mr. Bertagna was granted 931,250 shares of common stock (of which 750,000 shares represented a bonus) on April 15, 2012 which vested ratably throughout 2012 with a weighted average fair value of $0.046 per share, 200,000 shares of common stock valued at $0.04 per share on June 22, 2012, and 1,000,000 shares of common stock valued at $0.02 per share on October 2, 2012. During 2011, Mr. Bertagna was granted 250,000 shares of common stock valued at $0.0561 per share on January 25, 2011, 509,000 shares of common stock valued at $0.0575 per share on April 1, 2011, 1,200,000 shares of common stock valued at $0.05 per share on June 23, 2011 and 15, 000 shares of common stock valued at $0.08 per shares on December 23, 2011. The shares issued to Mr. Bertagna on June 22, 2012, October 2, 2012 and June 23, 2011 noted above were issued as payment for accrued wages valued at $28,000 for the 2012 issuances and $60,000 for the 2011 issuances.
(2)	Mr. McKean, our Interim Chief Financial Officer has agreed to accrue portions of his salary in an effort to preserve cash for other working capital needs of the Company. As of December 31, 2012 $12,170 was owed to Mr. McKean for his services as our Interim Chief Financial Officer. Mr. McKean was granted 100,000 shares of common stock valued at $0.08 per share on December 2, 2011.
(3)	Mr. Walsh, our Chief Operating Officer, has agreed to accrue portions of his salary in an effort to preserve cash for other working capital needs of the Company. As of December 31, 2012 and 2011, $117,000 and $43,500, respectively of Mr. Walsh’s salary was owed to Mr. Walsh for his services as COO. Mr. Walsh was granted 200,000 shares of common stock valued at $0.04 per share on June 22, 2012 as payment for accrued wages. During 2011, Mr. Walsh was granted 250,000 shares of common stock valued at $0.0561 per share on January 25, 2011, 1,200,000 shares of common stock valued at $0.05 per share on June 23, 2011 and 15,000 shares of common stock valued at $0.08 per shares on December 23, 2011. The 1,200,000 shares of common stock granted on June 23, 2011 noted above were issued as payment for accrued wages valued at $60,000.
(4)	The values shown in this column include additional employee benefits paid including travel, health insurance, auto lease payments and cellular phone service.

Subsequent to December 31, 2012, the Board of Directors authorized a $75,000 bonus to Mr. Bertagna, which as of the date of the Annual Report has not been paid, for his services as Chief Executive Officer and granted him 500,000 shares of common stock valued at $16,000 as payment for accrued wages.

Outstanding Equity Awards

The following table sets forth information as of December 31, 2012 concerning unexercised options, unvested stock and equity incentive plan awards for the Named Executive Officers.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Patrick	62,497(1)	--	--	$.75/share	2012-2014	--	--	--	--
Bertagna	54,000(2)	--	--	$.18/share	2013	--	--	--	--
	120,000(3)	--	--	$.17/share	2013-2014	--	--	--	--
	75,000(4)	--	--	$.17/share	2013-2014	--	--	--	--
Christopher	54,000(2)	--	--	$.18/share	2013	--	--	--	--
Walsh	120,000(3)	--	--	$.17/share	2013-2014	--	--	--	--

(1)	For his services as a member of the board of directors, on March 16, 2008 Patrick Bertagna received an option to purchase up to 150,000 shares of common stock at $0.75 per share. Options to purchase 50,000 shares vested on March 16, 2009, and the remaining options to purchase 100,000 vest at a rate of 4,167 each month for the 23 months beginning on April 16, 2009 and the remaining 4,159 Options vested on March 16, 2011. The options expire on the third anniversary of the vesting date. From March 16, 2012 through December 31, 2012 87,503 of the options have expired.
(2)	On November 17, 2009, each officer received an option to purchase up to 54,000 shares of common stock at $0.18 per share. The 54,000 options vested at a rate of 4,500 each month for the 12 months beginning on January 1, 2010. The options expire on the third anniversary of the vesting date.
(3)	On March 24, 2010, each officer received an option to purchase up to 120,000 shares of common stock at $0.17 per share. The 120,000 options vested at a rate of 10,000 each month for the 12 months beginning on April 1, 2010. The options expire on the third anniversary of the vesting date.

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

The following table summarizes the compensation of each of our directors who is not also a named executive officer for their service as a director for the year ended December 31, 2012. The compensation of Mr. Bertagna, who serves as a director and as our Chief Executive Officer, is described above in the Summary Compensation Table.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)

Louis Rosenbaum(1)	--	9,287	8,204	N/A	N/A	N/A	17,491

Andrew Duncan(2)	--	9,287	--	N/A	N/A	N/A	33,287

Greg Provenzano(3)	--	9,287	--	N/A	N/A	N/A	9,287

Patrick Aroff(4)	--	9,287	--	N/A	N/A	N/A	9,287

(1)	Mr. Rosenbaum had 2,471,415 shares of common stock and 477,497 options outstanding as of December 31, 2012.
(2)	Mr. Duncan had 2,051,579 shares of common stock and 75,000 options outstanding as of December 31, 2012. Mr. Duncan also provides consulting services to the Company for our international operations. During 2012, Mr. Duncan earned $62,024 relating to such services of which $39,500 remained accrued as of December 31, 2012 in an effort to conserve cash for working capital needs. During 2012, Mr. Duncan was granted 1,150,000 shares of common stock valued at $22,024 as payment for accrued wages.
(3)	Mr. Provenzano had 431,908 shares of common stock and 82,500 options outstanding as of December 31, 2012.
(4)	Mr. Aroff had 677,825 shares of common stock and 167,497 options outstanding as of December 31, 2012.

On February 11, 2013, the Company issued a total of 1,100,000 shares of common stock to its board of directors for their continued service on the Board during 2013. The shares include repurchase rights whereby the Company retains the rights to acquire the shares from the stock recipients. Such repurchase rights lapse ratably over twelve months at a rate of 1/12th per month beginning on January 1, 2013.

Employment Agreements

The following are summaries of the employment agreements with the Company’s executive officers:

Patrick E. Bertagna, our Chief Executive Officer and President, is employed pursuant to a written agreement dated as of March 14, 2008. The agreement was for a term of two years, but contained a provision under which the agreement is automatically extended for additional one-year periods unless either party provides written notice to the contrary at least 60 days prior to the end of the term then in effect. Mr. Bertagna has requested that his employment agreement be reviewed and revised by the Board of Directors. Until his new employment agreement is completed, Mr. Bertagna will remain employed under the current agreement. As such, Mr. Bertagna receives a base salary of $150,000 per year; however, in order to preserve cash for other working capital needs, Mr. Bertagna has agreed to accrue portions of his salary in the past and he is continuing to do so in 2013. He is entitled to adjustments to his base salary based on certain performance standards, at the Company’s discretion, as follows: (i) a bonus in an amount not less than fifteen percent (15%) of yearly salary, to be paid in cash or stock, if the Company has an increase in annual revenues and Mr. Bertagna performs his duties within the time frame budgeted for such duties at or below the cost budgeted for such duties and (ii) a bonus, to be paid in cash or stock at the Company’s sole discretion, equal to $12,500 for every one million of the Company’s outstanding common stock purchase warrants that are exercised.

Mr. Bertagna may also participate in any and all benefits and perquisites as are generally provided for the benefit of executive employees. The agreement terminates on his death, incapacity (after 180 days), resignation or cause as defined in the agreement. If he is terminated without cause, he is entitled to base salary, all bonuses otherwise applicable, and medical benefits for twelve months.

Alex McKean, became the Company’s Interim Chief Financial Officer on October 3, 2011 and is not employed pursuant to a formal employment agreement. As a signing bonus, Mr. McKean was granted 100,000 shares of our common stock. Mr. McKean has agreed to serve as our interim CFO until a new CFO is identified.

Christopher M. Walsh, our Chief Operating Officer, is employed pursuant to a written agreement dated as of March 14, 2008. The agreement has a term of two years; provided however, that it is automatically extended for additional one-year periods unless either party provides written notice to the contrary at least 60 days prior to the end of the term then in effect. Mr. Walsh accrued a salary of $96,000 during 2012 and 2011 however, in order to preserve cash for other working capital needs, Mr. Walsh has agreed to accrue portions of his salary and he is continuing to do so in 2013. He is entitled to adjustments to his base salary based on certain performance standards, at the Company’s discretion, as follows: (i) a bonus in an amount not to exceed fifty percent (50%) of yearly salary, to be paid in cash or stock, if the Company has in increase in annual revenues and Mr. Walsh performs his duties within the time frame budgeted for such duties at or below the cost budgeted for such duties and (ii) a bonus, to be paid in cash or stock at the Company’s sole discretion, equal to $10,000 for every one million of the Company’s outstanding common stock purchase warrants that are exercised.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of April 15, 2013, regarding the beneficial ownership of our common stock by (i) each stockholder known by us to be the beneficial owner of more than five percent of our common stock, (ii) by each of our executive officers named in the Summary Compensation Table and our directors and (iii) by all of our executive officers and directors as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned. Unless otherwise noted in the table, the address for each of the persons identified is 117 W 9th Street; Suite 1214, Los Angeles, CA 90015. Beneficial ownership is calculated based upon 92,460,727 shares of common stock issued and outstanding as of April 15, 2013.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Common Stock
Patrick E. Bertagna(2) CEO and Chairman of the Board	8,081,123 shares	8.72%

Alex McKean(3) Interim Chief Financial Officer	320,000 shares	0.35%

Christopher Walsh(4) Chief Operating Officer	2,028,836 shares	2.19%

Louis Rosenbaum(5) Director	3,375,160 shares	3.63%

Andrew Duncan(6) Director, Corporate Secretary and Treasurer	2,407,829 shares	2.60%

Greg Provenzano(7) Director	694,908 shares	0.75%

Patrick Aroff(8) Director	986,570 shares	1.07%

All directors and named executive officers as a group (8 persons)	17,908,176 shares(9)	19.32%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding.
(2)	The 8,081,123 shares beneficially owned include 7,870,378 shares of common stock, and 210,745 stock options.

(3) The 320,000 shares beneficially owned consist solely of common stock.

(4)	The 2,028,836 shares beneficially owned include 1,911,836 shares of common stock and 117,000 stock options.
(5)	The 3,375,160 shares beneficially owned include 2,971,415 shares of common stock and 403,745 stock options.
(6)	The 2,407,829 shares beneficially owned include 2,351,579 shares of common stock and 56,250 stock options.
(7)	The 694,908 shares beneficially owned include 634,908 shares of common stock and 60,000 stock options.
(8)	The 986,570 shares beneficially owned include 877,825 shares of common stock and 108,745 stock options.
(9)	Includes 970,235 shares of our common stock issuable upon exercise of options.

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

The Audit Committee has appointed LBB & Associates Ltd., LLP as our independent registered public accounting firm. The following table shows the fees that were paid or accrued by us for audit and other services provided by LBB & Associates Ltd., LLP:

	2012	2011
Audit Fees (1)	$44,590	$50,550
Audit-Related Fees (2)	-	2,725
Tax Fees (3)	-	-
All Other Fees	-	-
Total	$44,590	$53,275

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our quarterly financial statements and those services normally provided in connection with statutory or regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. This information is presented as of the latest practicable date for this annual report.
(2)	Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.” This category primarily includes services relating to our Registration Statement filed with the Securities Exchange Commission during 2011.
(3)	LBB & Associates Ltd., LLP does not provide us with tax compliance, tax advice or tax planning services.

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

EXHIBIT INDEX

The Company’s financial statements and related notes thereto are listed and included in this Annual Report beginning on page 46. The following exhibits are filed with, or are incorporated by reference into, this Annual Report.

Exhibit Number	Description

3.1	Articles of Incorporation of the Registrant filed with the State of Nevada on April 7, 2006 (2)
3.2 4.1	Amended and Restated Bylaws of the Registrant(3) 2008 Equity Compensation Plan(7)
10.1	Employment Agreement between the Registrant and Patrick E. Bertagna dated March 14, 2008(3)
10.2	Employment Agreement between the Registrant and Christopher M. Walsh dated March 14, 2008(3)
10.4	Registration Rights Agreement, dated November 16, 2009, between the Registrant and Dutchess Equity Fund, LP. (6)
10.5	Form of Securities Purchase Agreement (August 2011 Private Placement)(8)
10.6	Form of Warrant Agreement (August 2011 Private Placement)(8)
10.7	Form of Subscription Application (August 2011 Private Placement)(8)
14.1	Code of Business Conduct and Ethics(3)
21.1	Subsidiaries (4)
23.1	Consent of LBB & Associates Ltd., LLP(1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act(1)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act(1)
32.1	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002(1)
101.INS	XBRL Instance Document(9)
101.SCH	XBRL Taxonomy Extension Schema(9)
101.CAL	XBRL Taxonomy Extension Calculation(9)
101.DEF	XBRL Taxonomy Extension Definition(9)
101.LAB	XBRL Taxonomy Extension Label(9)
101.PRE	XBRL Taxonomy Extension Presentation(9)

(1)	Filed herewith.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 as filed December 12, 2006.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 20, 2008.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated March 20, 2009.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 18, 2009.
(6) (7) (8)

Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 17, 2010.

Previously filed on May 22, 2008 as an exhibit to our Registration Statement on Form S-8, File No. 333-151114 and incorporated herein by reference.

Previously filed on October 3, 2011 as part of the Registrant’s Registration Statement on Form S-1 (File No. 333-177146) and incorporated herein by reference.

(9)

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

GTX Corp (Registrant)

Date: April 15, 2013	By:	/s/ Patrick E. Bertagna
Patrick E Bertagna
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

3
Name	Title	Date
/s/ Patrick E. Bertagna	Chief Executive Officer and Director (Principal Executive Officer)	April 15, 2013
/s/ Alex McKean	Interim Chief Financial Officer (Principal Accounting Officer)	April 15, 2013
/s/ Patrick Aroff	Director	April 15, 2013
/s/ Louis Rosenbaum	Director	April 15, 2013
/s/ Greg Provenzano	Director	April 15, 2013
/s/ Andrew Duncan	Director , Treasurer, Secretary	April 15, 2013

LBB & ASSOCIATES LTD., LLP

10260 Westheimer Road, Suite 310

Houston, TX 77042

Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

GTX Corp

Los Angeles, CA

We have audited the accompanying consolidated balance sheets of GTX Corp (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GTX Corp as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations and its likely need for additional financing in order to meet its financial obligations for 2013 raise substantial doubt about its ability to continue as a going concern. The 2012 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP

Houston, Texas

April 12, 2013

GTX CORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS

Current assets:
Cash and cash equivalents	$30,649	$91,639
Accounts receivable, net	6,069	129,836
Inventory	1,557	144,950
Other current assets	8,113	6,653

Total current assets	46,388	373,078

Property and equipment, net	108,635	299,225
Intangible assets	25,972	25,972

Total assets	$180,995	$698,275

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$231,633	$269,915
Accrued expenses - related parties	392,834	121,820
Deferred revenue	28,722	171,543
Short-term debt	23,000	-
Convertible promissory note, net of discount	3,541	-
Derivative liability	30,380	-

Total current liabilities	710,110	563,278

Total liabilities	710,110	563,278

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 2,071,000,000 shares authorized; 85,401,372 and 72,688,980 shares issued and outstanding at December 31, 2012 and 2011, respectively	85,401	72,689
Additional paid-in capital	13,316,439	12,775,754
Accumulated deficit	(13,930,955)	(12,713,446)

Total stockholders’ equity (deficit)	(529,115)	134,997

Total liabilities and stockholders’ equity (deficit)	$180,995	$698,275

See accompanying notes to consolidated financial statements

GTX CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2012	2011

Revenues	$367,114	$663,835

Cost of goods sold	291,388	562,475

Gross margin	75,726	101,360

Operating expenses
Wages and benefits	635,622	768,651
Professional fees	366,330	510,785
Impairment of software development	103,000	-
General and administrative	189,112	281,798

Total operating expenses	1,294,064	1,561,234

Loss from operations	(1,218,338)	(1,459,874)

Other income (expense)
Gain on dismissal of litigation	16,250	-
Derivative income	17,214	74,340
Gain on conversion of debt	-	9,552
Interest income (expense), net	(32,635)	(90,761)

Total other income (expense)	829	(6,869)

Net loss	$(1,217,509)	$(1,466,743)

Weighted average number of common
shares outstanding - basic and diluted	78,944,535	60,880,811

Net loss per common share - basic and diluted	$(0.02)	$(0.02)

See accompanying notes to consolidated financial statements

GTX CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total

Balance, December 31, 2010	47,353,624	$ 47,354	$ 11,241,121	$(11,246,703)	$ 41,772
Issuance of common stock for services	6,638,000	6,638	449,196	-	455,834
Issuance of common stock for assets	933,000	933	60,615	-	61,548
Issuance of common stock for accrued expenses	2,400,000	2,400	117,600	-	120,000
Issuance of common stock in conjunction for cash	12,855,022	12,855	756,465	-	769320
Issuance of warrants for services	-	-	19,822	-	19,822
Conversion of Asher note payable	2,509,334	2,509	92,022	-	94,531
Stock option compensation	-	-	38,913	-	38,913
Net loss	-	-	-	(1,466,743)	(1,466,743)
Balance, December 31, 2011	72,688,980	72,689	12,775,754	(12,713,446)	134,997
Issuance of common stock for services	6,556,250	6,556	261,811	-	268,367
Issuance of common stock for accrued expenses	3,400,000	3,400	72,600	-	76,000
Issuance of common stock for cash	2,756,142	2,756	161,294	-	164,050
Issuance of warrants for services	-	-	29,006	-	29,006
Stock option compensation	-	-	15,974	-	15,974
Net loss	-	-	-	(1,217,509)	(1,217,509)
Balance, December 31, 2012	85,401,372	$ 85,401	$ 13,316,439	$(13,930,955)	$ (529,115)

See accompanying notes to consolidated financial statements

GTX CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011
Cash flows from operating activities
Net loss	$(1,217,509)	$(1,466,743)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	102,139	196,437
Impairment of software development costs	103,000	-
Gain on dismissal of litigation	(16,250)	-
Stock based compensation	313,347	514,568
Discount amortization on loan payable	26,135	34,052
Change in fair value of derivative liability	(17,214)	(14,500)
Line of credit finance costs	4,500	-
Gain on conversion of debt	-	(9,552)
Bad debt expense	-	15,600
Changes in operating assets and liabilities
Accounts receivable	123,767	(115,474)
Inventory	143,394	(110,381)
Other current and non-current assets	(1,460)	(7,433)
Accounts payable and accrued expenses	(22,033)	108,135
Accrued expenses - related parties	347,014	72,370
Deferred revenues	(142,821)	116,604

Net cash used in operating activities	(253,991)	(666,317)

Cash flows from investing activities
Purchase of property and equipment	(14,549)	(67,852)

Net cash used in investing activities	(14,549)	(67,852)

Cash flows from financing activities
Proceeds from (repayments of) short-term debt, net	43,500	(10,000)
Proceeds from issuance of common stock	164,050	769,320

Net cash provided by financing activities	207,550	759,320

Net increase (decrease) in cash and cash equivalents	(60,990)	25,151

Cash and cash equivalents, beginning of year	91,639	66,488

Cash and cash equivalents, end of year	$30,649	$91,639

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$10,740

Supplementary disclosure of noncash financing activities:
Issuance of common stock for development of Apps (Property & equipment)	$-	$61,548
Issuance of common stock for other current and non-current assets	$-	$-
Issuance of common stock for accrued wages – related parties	$76,000	$120,000
Issuance of common stock for conversion of notes payable	$-	$97,000

See accompanying notes to consolidated financial statements

GTX CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

1. ORGANIZATION AND BASIS OF PRESENTATION

GTX Corp and subsidiaries (the “Company” or “GTX”) are engaged in businesses that design, develop and sell various interrelated and complementary products and services in the Personal Location Services marketplace. GTX owns 100% of the issued and outstanding capital stock of Global Trek Xploration (“GTX California”), LOCiMOBILE, Inc., and Code Amber News Service, Inc. (“CANS”).

GTX California focuses on hardware and software design and development of products and services by offering a Global Positioning System (“GPS”) and cellular location platform that enables subscribers to track in real time the whereabouts of people, pets or high valued assets through a miniaturized transceiver module, wireless connectivity gateway, middleware and viewing portal. LOCiMOBILE, Inc. developed and owns LOCiMobileTM, a suite of mobile tracking applications that turn the iPhone, iPad, Android, BlackBerry and other GPS enabled handsets into a tracking device which can then be tracked from handset to handset or through our Location Data Center tracking portal and which allows the user to send a map to the recipient’s phone showing the user’s location. CANS is a U.S. and Canadian syndicator of all state Amber Alerts providing website tickers and news feeds to merchants, internet service providers, affiliate partners, corporate sponsors and local, state and federal agencies, as well as, marketing and selling the patent pending electronic personal health record Code Amber Alertag.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The accompanying consolidated financial statements reflect the accounts of GTX Corp and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred net losses of $1,217,509 and $1,466,743 for the years ended December 31, 2012 and 2011, respectively, has incurred losses since inception resulting in an accumulated deficit of $13,930,955 as of December 31, 2012, and has negative working capital of $663,722 as of December 31, 2012.  A significant part of our negative working capital position at December 31, 2012 consisted of $392,834 of amounts due to officers and management of the Company for accrued wages.  The Company anticipates further losses in the development of its business.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of debt or equity is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, or its attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenues consist primarily of the sale of our GPS device to Aetrex International Worldwide, Inc. “Aetrex” for use in the Aetrex NavistarTM GPS Shoe (the “GPS Shoe”) and the related monthly service fee from subscribers, our mobile tracking applications sold via the Apple iTunes Store and the Google Marketplace, the sale of GPS tracking devices and the related monthly service fees, licensing agreements, and the sale of Code Amber Alertags.

The Company recognizes revenue from product sales when the product is shipped to the customer and title has transferred. The Company recognizes application revenue when the application is purchased by the customer. The Company assumes no remaining significant obligations associated with the product sale other than that related to its warranty program discussed below. Revenue related to monthly service fees both for the GPS Shoes and GPS tracking devices, licensing agreements and annual subscriptions are recognized over the respective terms of the agreements.

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

Allowance for Doubtful Accounts

We extend credit based on our evaluation of the customer’s financial condition.  We carry our accounts receivable at net realizable value. We monitor our exposure to losses on receivables and maintain allowances for potential losses or adjustments. We determine these allowances by (1) evaluating the aging of our receivables; and (2) reviewing high-risk customers financial condition. Past due receivable balances are written off when our internal collection efforts have been unsuccessful in collecting the amount due. Our allowance for doubtful accounts was $116,180 as of December 31, 2012 and 2011.

Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold in the accompanying consolidated statement of operations.

Product Warranty

The Company’s warranty policy provides repair or replacement of products (excluding GPS Shoe devices) returned for defects within ninety days of purchase. Warranty liabilities are recorded at the time of sale for the estimated costs that may be incurred under our standard warranty. As of December 31, 2012, products returned for repair or replacement have been immaterial. Accordingly, a warranty liability has not been deemed necessary. The GPS Shoe devices are covered under the manufacturer’s standard limited warranty which covers any defects in materials and workmanship for a period of 12 months following the purchase of the device by the customer.

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

The carrying values for cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued liabilities approximate their fair value due to their short maturities.

Reclassifications

For comparability, certain prior period amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2012.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with insignificant rate risk and with original maturities of three months or less at the date of purchase.

Inventory

Inventory consists of raw materials, work in process and finished goods and is valued at the lower of cost (first-in, first-out) or net realizable value. The Company evaluates its inventory for excess and obsolescence on a regular basis. In preparing the evaluation the Company looks at the expected demand for the product, as well as changes in technology, in order to determine whether or not a reserve is necessary to record the inventory at net realizable value. For the years ending December 31, 2012 and 2011 the Company did not recognize any charges to expense associated with excess and obsolete inventory cost adjustments.

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

During the year ended December 31, 2012, management assessed the value of our capitalized software development costs and determined that, based on the revenues generated from our Apps, that the capitalized assets had been impaired. Accordingly, we wrote-down the software development costs to the estimated net realizable value of approximately $44,000 and recognized an impairment charge of $103,000 in the accompanying consolidated financial statements for the year ended December 31, 2012.

Intangible Assets

The Company records identifiable intangible assets acquired from other enterprises or individuals in an “arm’s length” transaction at cost. Intangible assets consist primarily of a licensing agreement enabling the Company to sell its GPS-related vehicle tracking software and services and the purchase price of Code Amber, LLC in 2008. The Company evaluates its intangible assets for impairment on a regular basis and writes down the assets to net realizable value as deemed necessary. As of December 31, 2012 and 2011, the Company had capitalized approximately $25,000 related to intangible assets. In accordance with ASC 350-30 “Intangibles – Goodwill and Other, General Intangibles Other Than Goodwill” there has been no amortization of intangible assets as the assets have an infinite useful life.

Derivative Instruments

Our debt or equity instruments may contain embedded derivative instruments, such as conversion options, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

Our derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur.  For bifurcated conversion options that are accounted for as derivative instrument liabilities, we determine the fair value of these instruments using the Black-Scholes option pricing model.  This model requires assumptions related to the remaining term of the instrument and risk-free rates of return, our current Common Stock price and expected dividend yield, and the expected volatility of our Common Stock price over the life of the option.

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no dilutive shares outstanding as of December 31, 2012 and 2011.

Research and Development

Research and development costs are clearly identified and are expensed as incurred.  Included in general and administrative expenses in the accompanying consolidated financial statements for the years ended December 31, 2012 and 2011, the Company incurred approximately $5,000 and $10,000 of research and development costs, respectively.

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

Stock-based Compensation

Stock-based compensation expense is recorded for stock and stock options awarded in return for services rendered. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis, which is generally commensurate with the vesting period. The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest.

Recently Issued Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, on testing for indefinite-lived intangible assets for impairment. The new guidance provides an entity to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. The Company’s adoption of this accounting guidance does not have a material impact on the consolidated financial statements and related disclosures.

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

3. RELATED PARTY TRANSACTIONS

In order to preserve cash for other working capital needs various members of management and Board Members agreed to accrue portions of their wages since 2011. As of December 31, 2012 and 2011, the Company owed $392,834 and $121,820 for such accrued wages.

4. INVENTORY

The components of inventory consist of the following:

	December 31,
	2012	2011
Raw materials	$-	$-
Work in process	-	143,345
Finished goods	1,557	1,605

Inventory	$1,557	$144,950

5. PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	December 31,
	2012	2011
Computer and office equipment	$85,118	$85,118
Equipment	90,062	79,835
Software	18,744	18,744
Website development	186,482	179,393
Software development	74,648	455,877
Less: accumulated depreciation	(346,419)	(519,742)

Total property and equipment, net	$108,635	$299,225

Depreciation expense for the years ended December 31, 2012 and 2011 was $102,139 and $196,437, respectively.

During the year ended December 31, 2012, management assessed the value of our capitalized software development costs and determined that, based on the revenues generated from our Apps, that the capitalized assets had been impaired. Accordingly, we wrote-down the software development costs to the estimated net realizable value of approximately $44,000 and recognized an impairment charge of $103,000 in the accompanying consolidated financial statements.

6. CONCENTRATIONS

Customer Concentrations

During January 2012, the Company delivered 1,500 GPS tracking devices to Aetrex Worldwide, Inc. (“Aetrex”) thereby increasing the total number of devices sold to Aetrex to 4,500 and recognizing approximately $158,000 of revenue or 43% of total revenues during the year ended December 31, 2012. In accordance with its license agreement dated March 18, 2010 (the “License Agreement”) Aetrex has been granted the right to embed our GPS tracking device into its Aetrex NavistarTM GPS Shoe (the “NavistarTM GPS Shoe”) and has the inventory available for immediate delivery to consumers and channel partners. As these shoes are shipped and activated GTX will realize, on average, $32.50 of gross revenue per month per pair. The License Agreement stipulates a one-year warranty from the date of product acceptance by Aetrex. Based on management’s estimates, no accrual for warranty liability is necessary as of December 31, 2012. The NavistarTM GPS Shoes are currently targeted at senior citizens afflicted with dementia. The principal source of revenues from these shoes is expected to be realized from the monthly service fees (a portion of which will be shared with Aetrex) that the owners of the NavistarTM GPS Shoes are required to pay.

Vendor Concentrations

We currently rely on one manufacturer to supply us with our GPS tracking devices.

7. DEBT

Convertible Promissory Note - 2012

On November 14, 2012, the Company entered into a convertible promissory note in the principal amount of $200,000 with a 10% original issue discount (the “Convertible Note”). Upon closing of the Convertible Note, the lender made an initial $25,000 advance of consideration to the Company. The lender may pay additional consideration to the Company as loan advances in such amounts and at such dates as the lender may choose in its sole discretion. The principal amount of $27,500 outstanding on the note as of December 31, 2012, includes the payment of $25,000 plus the unamortized original issue discount of $2,500. The Convertible Note matures one year from the effective date of each payment. If the Company repays the amount advanced within 90 days, the interest rate will be 0%, otherwise a one-time interest charge of 10% shall be applied to the principal sum outstanding. The Company may repay the amount advanced within 180 days from the date received, after which we may not make further payments on that advance amount without written approval from the Lender. The Convertible Note is convertible into shares of common stock of the Company at a price equal to the lesser of $0.025 or 70% of the lowest trade price in the 25 trading days previous to the conversion. Unless otherwise agreed in writing by both parties, at no time will the Lender convert any amount of the Note into common stock that would result in the Lender owning more than 4.99% of the common stock outstanding. As of December 31, 2012, the Company had not made any payments on the Convertible Note.

In connection with the issuance of the Convertible Note, the Company has applied the guidance of FASB ASC Topic No. 815-40. Accordingly, the conversion feature is accounted for as a derivative liability at the date of issuance and adjusted to fair value through earnings at each reporting date. At the time of conversion, any remaining derivative liability will be charged to additional paid-in capital.

For purpose of determining the fair market value of the derivative liability, the Company used the following significant assumptions in the Black Scholes option valuation model: expected dividend yield of 0%; expected volatility of 439%; risk-free interest rate of 1.59% and an expected holding period of 1 year. The resulting values, at the date of issuance, were allocated to the proceeds received and applied as a discount to the face value of the Notes.

The following table summarizes the convertible debt activity for the period from November 13, 2012 to December 31, 2012:

Description	Convertible Notes	Derivative Liability	Total

Fair value at November 13, 2012	$-	$-	$-
Proceeds from Convertible Note	25,000	-	25,000
Original Issue Discount	2,500	-	2,500
Discount on Convertible Note	(27,500)	-	(27,500)
Derivative liability	-	47,594	47,594
Amortization of debt discount	3,541	-	3,541
Change in fair value	-	(17,214)	(17,214)
Fair value at December 31, 2012	$3,541	$30,380	$33,921

Line Agreement

On June 27, 2012, the Company entered into an agreement with an unrelated third party (the “Holder”) for a $55,000 line of credit (the “Line Agreement”). In accordance with the Line Agreement, the Company is required to repay 115% of each amount advanced (the “Advance Amount”) and must make mandatory payments on each Advance Amount every 30 days from the date the Advance Amount is requested in an amount equal to 1/3 of the Advance Amount. All Advance Amounts are required to be repaid in full by the maturity date, November 27, 2012. The Company issued the Holder 250,000 shares of its common stock as an incentive for entering into the Line Agreement. The stock was valued at the current market price of $0.04 per share or $10,000. The Company paid the Holder administrative fees totalling $2,000 for due diligence, document creation expense, closing costs, and transaction administration expenses. In accordance with the Line Agreement, the Company is obligated to issue up to 640,645 shares to secure the re-payment of the Advance Amounts. The Company was unable to make the mandatory payments or repay the Advance Amounts by the November 27, 2012 maturity date. As of December 31, 2012, we had borrowed $30,000 under the Line Agreement, accrued an additional $4,500 in finance costs and made payments to the Holder totalling $21,000 resulting in a net amount owed under the Line Agreement of $13,500 at December 31, 2012.

On January 14, 2013, the Holder of the Line Agreement entered into an assignment agreement with an unrelated third party (the “Assignee”) whereby the Assignee assumed all of the Holder’s right, title, and interest in and to the Line Agreement in the aggregate amount of $13,500 (the “Note”). As consideration for the assignment of the Note, on January 15, 2013 we paid the Assignee 2,459,355 shares of common stock and the Assignee paid the Holder $13,500. The market value of the 2,459,355 shares of common stock on the date of the assignment was approximately $49,000, or $0.02 per share resulting in the Company incurring finance costs of approximately $35,500.

Aetrex Loan

On September 19, 2012, Aetrex loaned the Company $10,000 to fund working capital needs as the initial sales of the GPS Shoes have been slow. The loan is non-interest bearing and was due on November 30, 2012. As of December 31, 2012, the Company has not repaid the Aetrex loan and $9,500 remains outstanding. In addition to the Aetrex loan, as of December 31, 2012 the Company owes Aetrex approximately $15,000 primarily related to payments received by GTX for sales of the GPS Shoes, as well as, Aetrex’s portion of monthly service fees related to the GPS Shoes.

8. INCOME TAXES

The provision for refundable Federal income tax consists of the following as of December 31:

	2012	2011

Federal income tax benefit calculated at statutory rate of 35%	$ 425,000	$ 513,000
Less: Stock based compensation expense	(110,000)	(151,000)
Change in valuation allowance	(315,000)	(362,000)
Net income tax provision	$ -	$ -

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows at December 31:

	2012	2011
Deferred tax asset attributable to:
Net operating losses carried forward	$ 2,968,000	$2,653,000
Less: Valuation allowance	(2,968,000)	(2,653,000)
Net deferred tax asset	$ -	$ -

The Company established a full valuation allowance. The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized.

At December 31, 2012, the Company had an unused net operating loss carryover approximating $8,481,000 that is available to offset future taxable income, which expires beginning in 2028.

No provision was made for federal income tax since the Company has net operating losses. The provision for income taxes included in the accompanying financial statements consists of the state minimum tax imposed on corporations.

9. EQUITY

Common Stock

The Company issued the following shares of common stock:

	2012		2011
	Value of Shares	# of shares	Value of Shares	# of shares
Shares issued for services rendered	$175,500	4,806,250	$346,158	5,438,000
Shares issued for accrued expenses	76,000	3,400,000	129,000	2,550,000
Shares issued with repurchase rights	67,867	1,500,000	41,806	-
Shares issued for financing	10,000	250,000	-	-

Total restricted shares issued	$329,367	9,956,250	$516,964	7,988,000

Shares issued for services rendered were to various members of management, employees and consultants and are expensed as Stock-Based Compensation in the accompanying consolidated statement of operations. Shares issued for accrued expenses were granted to our Chief Executive Officer, Chief Operating Officer, a Board Member and a member of management as payment for portions of amounts owed to them for services rendered that had been accrued since 2011 (See Note 2). Shares issued with repurchase rights relate to shares granted to members of management and the Board of Directors whereby the Company retained the rights to acquire the shares from the stock recipients and such repurchase rights lapsed ratably over twelve months at a rate of 1/12th per month beginning on January 1, 2012. Upon vesting, the shares are revalued based on the average stock price during the respective month and the related stock based compensation expense is recognized. Shares issued for financing relate to shares issued as an incentive for the Holder to enter into the Line Agreement (see Note 7).

In addition to the restricted shares of common stock discussed above, the Company issued the following shares of stock from its 2008 Equity Compensation Plan (the “2008 Plan”):

	2012		2011
	Value of Shares	# of shares	Value of Shares	# of shares
Shares issued for development of mobile phone applications	$-	-	$61,548	933,000
Shares issued for services rendered	-	-	58,905	1,050,000

Total shares issued from 2008 Plan	$-	-	$120,453	1,983,000

The shares issued for services related to the development of our mobile phone applications were to one consultant, have been capitalized as Property and Equipment in the accompanying consolidated balance sheet and will be depreciated through cost of goods sold. The shares issued for services rendered were to various members of management, employees and consultants and were expensed as Stock-Based Compensation in the accompanying consolidated statement of operations.

Common Stock Warrants

Since inception, the Company has issued numerous warrants to purchase shares of the Company’s common stock to shareholders, consultants and employees as compensation for services rendered.

On September 10, 2012, the Company entered into a six-month consulting agreement for corporate advisory services and granted the consulting firm 2,000,000 shares of common stock (valued at $40,000) and a warrant to purchase up to 2,000,000 shares of common stock. The warrant has a three-year term and may be exercised at an exercise price of $0.02 per share. The fair value of the warrant is estimated to be $29,006 using the Black-Scholes option pricing model based on the following assumptions: expected dividend yield 0%, expected volatility 126%, risk-free interest rate 0.25%, and expected life of 36 months. The value of the common stock shares and warrant totaling $69,000 has been expensed as stock based compensation during the year ended December 31, 2012.

A summary of the Company’s warrant activity and related information is provided below:

	Exercise Price	Number of Warrants
Outstanding and exercisable at December 31, 2010	$0.75 – 1.50	3,201,750
Warrants exercised		-
Warrants granted	0.08	5,720,000
Warrants expired	1.50	(1,930,750)
Outstanding and exercisable at December 31, 2011	0.08 - 0.40	6,991,000
Warrants exercised		-
Warrants granted	0.02	2,000,000
Warrants expired		-
Outstanding and exercisable at December 31, 2012	$0.02 - 0.40	8,991,000

Stock Warrants as of December 31, 2012
Exercise	Warrants	Remaining	Warrants
Price	Outstanding	Life (Years)	Exercisable

$0.02	2,000,000	2.69	2,000,000
$0.08	5,720,000	1.13	5,720,000
$0.40	1,271,000	0.29	1,271,000
	8,991,000		8,991,000

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

The Company recognizes option expense ratably over the vesting periods. During 2012 and 2011, the Company recorded compensation expense related to options granted under the 2008 Plan of $15,974 and $38,913, respectively.

The fair value of option grants was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2012	2011
Expected dividend yield	0.00%	N/A
Risk-free interest rate	0.50%	N/A
Expected volatility	60%	N/A
Expected life (in years)	3	N/A

No options were granted during 2011.

The Plan provides for the issuance of a maximum of 7,000,000 shares of which, after adjusting for estimated pre-vesting forfeitures, approximately 572,000 were still available for issuance as of April 10, 2013.

Stock option activity under the Plan for the period from December 31, 2010 to December 31, 2012 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Grant Date Fair Value
Outstanding at December 31, 2010	2,915,500	$0.61	1.23	458,201
Options granted	-	$ -	-	-
Options exercised	-	$ -	-	-
Options cancelled/forfeited/ expired	(338,922)	$0.85	-	(131,884)
Outstanding at December 31, 2011	2,576,578	$0.34	2.23	$326,317
Options granted	450,000	$0.08	-	14,768
Options exercised	-	$ -	-	-
Options cancelled/forfeited/ expired	(698,008)	$0.41	-	(135,851)
Outstanding at December 31, 2012	2,328,570	$0.20	1.02	$205,234

Exercisable at December 31, 2012	2,328,570	$0.20	1.02	$205,234

As of December 31, 2012, after adjusting for estimated pre-vested forfeitures, there was $0 of unrecognized compensation cost related to unvested stock options. The Company intends to issue new shares to satisfy share option exercises.

Registration Statement

During June 2011, we received proceeds totaling $297,500 from seven accredited investors for an aggregate of 5,950,000 units in a private placement. Included with the investors is the Company’s former Chief Financial Officer who purchased 200,000 units. The foregoing units consisted of 5,950,000 shares of our common stock and warrants (See “Common Stock Warrants” above) to purchase additional shares of common stock that were granted to the investors during August 2011. On October 3, 2011, the Company filed a Form S-1 registration statement (the “Registration Statement”) with the Securities and Exchange Commission (“SEC”) to register 11,670,000 shares of our common stock for resale by the investors, of which 5,950,000 shares are currently outstanding and were issued to certain of the investors in the private placement. The remaining 5,720,000 shares included in the Registration Statement represent the estimated maximum number of shares that may be issued to the investors upon the exercise of the warrants. The warrants were also issued in private transactions. The Registration Statement was declared effective by the SEC on October 28, 2011.

Dutchess Investment Agreement

On November 16, 2009, the Company entered into an Investment Agreement with Dutchess Equity Fund, L.P. (now known as Dutchess Opportunity Fund, II, LP) (“Dutchess”), which was subsequently amended on March 11, 2010 (the "Investment Agreement"). Pursuant to the Investment Agreement, Dutchess committed to purchase up to $10,000,000 of the Company's common stock, until November 2012 (the "Equity Line Financing"). The aggregate number of shares issuable by the Company and purchasable by Dutchess under the Investment Agreement is 12,000,000.

During 2012 and 2011 the Company sold 2,756,142 shares and 6,905,022 shares, respectively of common stock to Dutchess valued at $164,050 and $471,820, respectively.

During November 2012 we sold to Dutchess the remaining amount of shares available under the Equity Line and the line has since expired.

10. COMMITMENTS & CONTINGENCIES

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

11. SUBSEQUENT EVENTS

On January 23, 2013, the Company issued a total of 750,000 shares of common stock to our Chief Financial Officer (200,000 shares of common stock; valued at $4,000), a Board Member (200,000 shares of common stock; valued at $4,000) and two consultants (350,000 shares of common stock; valued at $7,000) for services rendered during 2012. The shares were valued at the estimated fair value of the stock at the time the services were rendered and recorded as a stock-based compensation at December 31, 2012 in the accompanying consolidated financial statements.

On February 10, 2013, a Board Member loaned the Company $10,000 to funds its working capital. On March 7, 2013, the Company repaid $5,000 of the loan and on March 28, 2013 issued the Board Member 100,000 shares of common stock valued at the estimated grant date fair value of $3,200 as payment for interest on the loan.

On February 11, 2013, the Company issued a total of 2,400,000 shares of common stock to members of management (100,000 shares of common stock; valued at $2,100), Board Members (1,100,000 shares of common stock) and three consultants (1,200,000 shares of common stock; valued at $25,200). The shares of stock issued to the Board Members are for their continued service on the Board during 2013 and include repurchase rights whereby the Company retains the rights to acquire the shares from the stock recipients. Such repurchase rights lapse ratably over twelve months at a rate of 1/12th per month beginning on January 1, 2013. The remaining shares granted on February 11, 2013 are for services rendered and are granted at their estimated grant date fair value.

On March 28, 2013, the Company issued a total of 1,350,000 shares of common stock of which a total of 1,000,000 shares valued at $32,000 were granted to the Company’s Chief Executive Officer and an employee for wages accrued during 2012. The remaining shares 350,000 shares valued at $11,200 were granted to an employee and three consultants for services rendered. The above shares were valued at the estimated grant date fair value.

On February 13, 2013, the Board of Directors authorized a $75,000 bonus, which has not yet been paid, to our Chief Executive Officer.

On February 28, 2013, the Company was advanced an additional $25,000 under our Convertible Note agreement.

