Form 10-Q
period 2013-03-31
GTX CORP
filed 2013-05-20
CIK 1375793

FORM 10-Q UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2013
OR
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 98,510,727 common shares issued and outstanding as of May 20, 2013.

GTX CORP AND SUBSIDIARIES

For the quarter ended March 31, 2013

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

GTX CORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,033	$30,649
Accounts receivable, net	14,398	6,069
Inventory	1,557	1,557
Other current assets	130,726	8,113
Total current assets	152,714	46,388
Property and equipment, net	84,110	108,635
Intangible assets	25,972	25,972
Total assets	$262,796	$180,995

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$264,642	$231,633
Accrued expenses - related parties	418,714	392,834
Deferred revenue	37,150	28,722
Short-term debt	9,500	23,000
Short-term debt – related party	5,000	-
Convertible promissory note, net of discount	12,808	3,541
Derivative liability	45,114	30,380
Total current liabilities	792,928	710,110

Total liabilities	792,928	710,110

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 2,071,000,000 shares authorized; 92,460,727 and 85,401,372 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	92,460	85,401
Additional paid-in capital	13,563,682	13,316,439
Accumulated deficit	(14,186,274)	(13,930,955)

Total stockholders’ deficit	(530,132)	(529,115)

Total liabilities and stockholders’ deficit	$262,796	$180,995

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended March 31,
	2013	2012

Revenues	$45,446	$219,399

Cost of goods sold	26,887	207,264

Gross margin	18,559	12,135

Operating expenses
Wages and professional fees	188,487	288,317
General and administrative	44,753	67,308

Total operating expenses	233,240	355,625

Loss from operations	(214,681)	(343,490)

Other income/(expense)
Finance costs	(35,687)	-
Derivative income, net	999	-
Interest expense	(5,950)	-

Total other expenses	(40,638)	-

Net loss	$(255,319)	$(343,490)

Weighted average number of common
shares outstanding - basic and diluted	89,337,501	73,064,805

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months ended March 31,
	2013	2012
Cash flows from operating activities
Net loss	$(255,319)	$(343,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19,463	48,432
Impairment of software development costs	5,062	-
Stock-based compensation	49,915	72,938
Amortization of debt discounts	48,669	-
Change in fair value of derivative liability	(49,668)	-
Finance costs	35,687	-
Changes in operating assets and liabilities
Accounts receivable	(8,329)	102,757
Inventory	-	143,450
Other current and non-current assets	(2,613)	5,325
Accounts payable and accrued expenses	36,209	(49,683)
Accrued expenses - related parties	57,880	49,672
Deferred revenues	8,428	(159,897)

Net cash used in operating activities	(54,616)	(130,496)

Cash flows from investing activities
Purchase of property and equipment	-	(14,549)

Net cash used in investing activities	-	(14,549)

Cash flows from financing activities
Proceeds from short-term debt – related party	10,000	-
Proceeds from convertible promissory note	25,000	-
Payments on short-term debt - related party	(5,000)
Proceeds from issuance of common stock	-	152,010

Net cash provided by financing activities	30,000	152,010

Net increase (decrease) in cash and cash equivalents	(24,616)	6,965

Cash and cash equivalents, beginning of period	30,649	91,639

Cash and cash equivalents, end of period	$6,033	$98,604

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

Supplementary disclosure of noncash financing activities:
Issuance of stock payable for asset	$120,000	$-
Issuance of common stock for accrued interest - related party	$3,200	$-
Issuance of common stock for accrued expenses - related parties	$32,000	$-
Issuance of common stock for short-term debt	$49,187	$-

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of GTX have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included. Our operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2012, which are included in our Annual Report on Form 10-K.

The accompanying consolidated financial statements reflect the accounts of GTX Corp and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred net losses of $255,319 and $343,490 for the three months ended March 31, 2013 and 2012, respectively, has incurred losses since inception resulting in an accumulated deficit of $14,186,274 as of March 31, 2013, and has negative working capital of $640,214 as of March 31, 2013.  A significant part of our negative working capital position at March 31, 2013 consisted of $418,714 of amounts due to officers and management of the Company for accrued wages.  The Company anticipates further losses in the development of its business.

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

Reclassifications

For comparability, certain prior period amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2013. These reclassifications have no impact on net loss.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3. RELATED PARTY TRANSACTIONS

In order to preserve cash for other working capital needs, various officers and members of management have agreed to accrue portions of their salary since fiscal 2011. As of March 31, 2013 and December 31, 2012, the Company owed $418,714 and $392,834, respectively for such accrued wages.

Board Member Loan

On February 10, 2013, a Board Member loaned the Company $10,000 to funds its working capital needs. The loan was not evidenced by a formal written agreement. On March 7, 2013, the Company repaid $5,000 of the loan and on March 28, 2013 the Company issued the Board Member 100,000 shares of common stock valued at the estimated grant date fair value of $3,200 as payment for interest on the loan.

4. DEBT

Convertible Promissory Note

On November 14, 2012, the Company entered into a convertible promissory note in the principal amount of $200,000 with a 10% original issue discount (the “Convertible Note”). Upon closing of the Convertible Note, the lender made an initial $25,000 advance of consideration to the Company. The lender may pay additional consideration to the Company as loan advances in such amounts and at such dates as the lender may choose in its sole discretion. On February 28, 2013, the lender made a $25,000 advance to the Company. The Convertible Note matures one year from the effective date of each payment. If the Company repays the amount advanced within 90 days, the interest rate will be 0%, otherwise a one-time interest charge of 10% shall be applied to the principal sum outstanding. The Company may repay the amount advanced within 180 days from the date received, after which we may not make further payments on that advance amount without written approval from the Lender. The Convertible Note is convertible into shares of common stock of the Company at a price equal to the lesser of $0.025 or 70% of the lowest trade price in the 25 trading days previous to the conversion. Unless otherwise agreed in writing by both parties, at no time will the Lender convert any amount of the Note into common stock that would result in the Lender owning more than 4.99% of the common stock outstanding. As of March 31, 2013, the Company had not made any payments on the Convertible Note.

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

For the period from November 14, 2012 to March 31, 2013, for purposes of determining the fair market value of the derivative liability, the Company used the Black-Scholes option valuation model with the following average significant assumptions:

Derivative valuation assumptions:

November 14, 2012 to March 31, 2013
Average expected dividend yield	0%
Average expected volatility	439%
Average risk-free interest rate	0.16%
Average expected holding period	1 year

The following table summarizes the convertible debt activity for the period from December 31, 2012 to March 31, 2013:

Convertible debt table:

Description	Convertible Notes	Derivative Liability

Fair value at December 31, 2012	$3,541	$30,380
Proceeds from Convertible Note	25,000	—
Original Issue Discount	2,500	—
Discount on Convertible Note	(27,500)	—
Derivative liability	—	64,402
Amortization of debt discount	9,267	—
Change in fair value	—	(49,668)
Fair value at March 31, 2013	$12,808	$45,114

Aetrex Loan

On September 19, 2012, Aetrex loaned the Company $10,000 to fund working capital needs as the initial sales of the GPS Shoes have been slow. The loan is non-interest bearing and was due on November 30, 2012. As of March 31, 2013, the Company has not repaid the Aetrex loan and $9,500 remains outstanding. In addition to the Aetrex loan, as of March 31, 2013 the Company owes Aetrex approximately $17,000 primarily related to payments received by GTX for sales of the GPS Shoes, as well as, Aetrex’s portion of monthly service fees related to the GPS Shoes.

5. EQUITY

Common Stock

The Company issued the following shares of common stock during the three months ended March 31, 2013:

	Value of Shares	Number of shares
Shares issued for services rendered	$40,600	1,750,000
Shares issued for accrued expenses	35,200	1,850,000
Shares issued with repurchase rights	9,315	1,000,000
Shares issued for financing	49,187	2,459,355

Total shares issued	$134,302	7,059,355

Shares issued for services rendered were to various members of management, employees and consultants and are expensed as Stock-Based Compensation in the accompanying consolidated statement of operations. Shares issued for accrued expenses were granted to our Chief Executive Officer, Chief Financial Officer, a Board Member, two consultants and a member of management as payment for portions of amounts owed to them for services rendered in previous periods. Shares issued with repurchase rights relate to shares granted to members of management and the Board of Directors whereby the Company retained the rights to acquire the shares from the stock recipients and such repurchase rights lapsed ratably over twelve months at a rate of 1/12th per month beginning on January 1, 2013. Upon vesting, the shares are revalued based on the average stock price during the respective month and the related stock based compensation expense is recognized. Shares issued for financing relate to shares issued to the Assignee as payment of the Line Agreement (see discussion below).

Line Agreement

On June 27, 2012, the Company entered into an agreement with an unrelated third party (the “Holder”) for a $55,000 line of credit (the “Line Agreement”). In accordance with the Line Agreement, the Company was required to repay 115% of each amount advanced (the “Advance Amount”) and make mandatory payments on each Advance Amount every 30 days from the date the Advance Amount was requested in an amount equal to 1/3 of the Advance Amount. All Advance Amounts were required to be repaid in full by the maturity date, November 27, 2012. The Company was unable to make the mandatory payments or repay the Advance Amounts by the November 27, 2012 maturity date. As of December 31, 2012, we had borrowed $30,000 under the Line Agreement, accrued an additional $4,500 in finance costs and made payments to the Holder totalling $21,000 resulting in a net amount owed under the Line Agreement of $13,500 at December 31, 2012.

On January 14, 2013, the Holder of the Line Agreement entered into an assignment agreement with an unrelated third party (the “Assignee”) whereby the Assignee assumed all of the Holder’s right, title, and interest in and to the Line Agreement in the aggregate amount of $13,500 (the “Note”). As consideration for the assignment of the Note, on January 15, 2013, we issued the Assignee 2,459,355 shares of common stock and the Assignee paid the Holder $13,500. The market value of the 2,459,355 shares of common stock on the date of the assignment was approximately $49,000, or $0.02 per share resulting in the Company incurring finance costs of approximately $35,700.

Brewer Agreement

On February 15, 2013, the Company entered into a one-year advisor service agreement with Brewer Sports International, LLC (“BSI”) (the “Advisory Agreement”). During the term of the Advisory Agreement, BSI will provide consulting services aimed at increasing and enhancing the Company’s brand, distribution and sales in the professional sports industry. As compensation for such services, the Company agreed to issue BSI 3,000,000 shares of common stock value at $120,000.

As of March 31, 2013, the Company had not yet issued the 3,000,000 shares owed under the Advisory Agreement. Accordingly, a stock payable valued at $120,000 is included in Additional Paid In capital in the accompanying financial statements.

Common Stock Warrants

Since inception, the Company has issued warrants to purchase shares of the Company’s common stock to shareholders, consultants and employees as compensation for services rendered and/or through private placements.

A summary of the Company’s warrant related information as of March 31, 2013 is as follows:

Stock Warrants as of March 31, 2013
Exercise	Warrants	Remaining	Warrants
Price	Outstanding	Life (Years)	Exercisable

$0.40	1,271,000	0.04	1,271,000
$0.08	5,720,000	0.88	5,720,000
$0.02	2,000,000	2.44	2,000,000
	8,991,000	1.11	8,991,000

Common Stock Options

During the three months ended March 31, 2013 and 2012, the Company recorded compensation expense related to options granted under the 2008 Equity Compensation Plan (the “2008 Plan”) of $0 and $938, respectively.

The 2008 Plan provides for the issuance of a maximum of 7,000,000 shares of which, after adjusting for estimated pre-vesting forfeitures, options for approximately 592,000 shares were still available for grant under the plan as of March 31, 2013.

Stock option activity under the 2008 Plan for the three months ended March 31, 2013 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Grant Date Fair Value
Outstanding at December 31, 2012	2,328,570	$0.20	1.02	$205,234
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options cancelled/ forfeited/ expired	(233,296)	$0.26	—	(28,920)
Outstanding at March 31, 2013	2,095,274	$0.186	0.75	$176,314

Exercisable at March 31, 2013	2,095,274	$0.186	0.75	$176,314

6. SUBSEQUENT EVENTS

On April 16, 2013, the Company issued a total of 2,050,000 shares of common stock at $0.019 per share to seven persons consisting of, our Chief Executive Officer, Chief Operating Officer, two Board Members, two members of management, and a consultant, as well as, two corporations, as compensation for services rendered, the grant-date fair value of which was estimated at $38,950. The issuances to our Chief Executive Officer, Chief Operating Officer, one Board member and the members of management consisted of 1,250,000 shares of common stock (total value of $23,750), which were issued in lieu of payment for accrued wages. The remaining 800,000 shares of common stock, valued at $15,200, were expensed as stock-based compensation.

Subsequent to March 31, 2013, the Company issued BSI 3,000,000 shares of common stock valued at $120,000 as consideration for the Advisory Agreement.

On April 15, 2013, the Company’s Chief Executive Officer loaned the Company $30,000.

On April 24, 2013, the Company was advanced an additional $25,000 under our Convertible Note agreement.

On May 14, 2013, the holder of our Convertible Note elected to convert a portion of the outstanding balance into 1,000,000 shares of our common stock. In accordance with the Convertible Note agreement, the conversion price was calculated at the lesser of $0.025 or 70% of the lowest trade price in the 25 trading days previous to the conversion. The resulting conversion price was $0.00805 per share resulting in $8,050 of the Convertible Note being converted into stock at May 14, 2013.

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

Introduction

As used in this Quarterly Report, the terms “GTX Corp”, “GTX”, "we", "us", "our", and “the Company” mean GTX Corp and our three wholly-owned subsidiaries.

Operations

We currently conduct our operations through three wholly-owned subsidiaries that operate in various interrelated sectors of the emerging Location-Based Services and Proximity Marketing industry (the emerging industry for localized wireless distribution of advertising associated with a particular place based on the specific location of the person carrying the smartphone). Our subsidiaries are summarized as follows:

•         Global Trek Xploration (“GTX California”) focuses on hardware and software design and development of GPS monitoring products by offering a GPS and cellular location platform that enables subscribers to track in real time the whereabouts of people, pets or high valued assets. Our GPS device, which consists of a miniature transceiver, antenna, circuitry and battery, can be customized and integrated into numerous products whose location and movement can be monitored in real time over the Internet through our 24x7 location data center (“Location Data Center”) tracking portal or on a web enabled cellular telephone.  The GTX California business model is to license its technology platforms to branded partners who desire to deliver their own innovative tracking solutions to consumers or their customers in a wide variety of wearable and portable location devices.  The GTX California value proposition is its ability to customize, localize and optimize an embedded approach to the tracking and monitoring market.  GTX California believes that its ability to customize its products to different form factors for the specific needs of its branded partners sets it apart from its competitors. To date, the Company has created two custom solutions in two separate vertical markets (the monitoring of seniors and the monitoring of high value assets) and has on-going initiatives to develop and deploy additional custom hardware, software, monitoring and connectivity solutions in other vertical markets. The Company has signed several exclusive and non–exclusive licensing agreements with parties who in 2012 began to deploy the GTX products and services.

On February 15, 2013, the Company entered into a one-year advisor service agreement with Brewer Sports International, LLC (“BSI”) (the “Advisory Agreement”). The Advisory Agreement is expected to maximize our brand and market awareness in an effort to increase sales and expand our global reach, including integration of our GPS Smart Shoe technology with BSI’s Coalition for Concussion Treatment campaign. BSI will utilize its extensive network to facilitate outreach efforts with synergetic companies and partnering organizations as well as secure product endorsements and global exposure for our product line. As compensation for such services, the Company agrees to issue BSI 3,000,000 shares of common stock valued at $120,000.

On March 28, 2013, the Company entered into a platform test agreement with a manufacturer of safety backpacks for children. The manufacturer is evaluating the use of our Personal Location Services transceivers and software systems for use within its backpacks. The agreement is for a period of 6 months which upon successful completion of the testing the agreement will convert to a 3 year exclusive licensing contract with a minimum quarterly requirement of 2,500 units.

• LOCiMOBILE, Inc., our mobile application subsidiary, has developed and owns LOCiMOBILE®, a suite of mobile tracking applications (“Apps”) that turn the latest smartphones and tablets such as iPhone®, iPad, Blackberry, Google Android and other GPS enabled handsets into a tracking and location based social networking device which can then be viewed through our Location Data Center tracking portal or on any connected device with internet access. As of the date of this Quarterly Report, our 20 Apps have experienced over 1.5 million downloads in 162 countries. Additionally, we have experience notable success with the release of our newest enterprise App, Track My Work Force, which is our first commercial App that we license with a monthly subscription monitoring plan. The Company continues to rollout new and innovative products which will include a series of applications that will be geared for the enterprise user, by offering “private label” versions of our popular consumer Apps to companies looking for a more personalized and secure methods of keeping track of their employees. In addition, our goal is to expand into the proximity marketing and advertising business and begin to leverage our over 1.5 million global user base. Our roadmap also consists of additional applications for the iPad, other tablets, TV’s, and more applications for the iPhone and Google Android operating systems, all of which are expected to contribute to our user base community, the value of our brand, and revenues from App sales, monthly subscriptions and advertising.

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

Additionally, CANS markets and sells the patent pending digital medical record Code Amber Alertag. The Alertag is a product and service that provides worldwide access to critical personal information in emergency situations for person who subscribe to the product and service. As of the date hereof, Alertag has over 2,500 annual subscribers. In addition, CANS recently signed up 85 sales agents in 10 countries that have begun selling Alertags, adding to our existing 300 online affiliates and channel partners with affiliates in 61 countries and 25 active organizations throughout the United States which market and sell the Alertag. The Alertag is offered on an annual $29.95 subscription based model, and complements the overall GTX business model of providing location based e-health technologies and services.

Results of Operations

The following discussion should be read in conjunction with our interim consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report.

Three Months Ended March 31, 2013 (“Q1 2013”) Compared to the Three Months Ended March 31, 2012 (“Q1 2012”)

	Q1 2013		Q1 2012
	$	% of Revenues	$	% of Revenues

Revenues	$45,446	100%	$219,399	100%
Cost of goods sold	26,887	59%	207,264	94%
Net profit	18,559	41%	12,135	6%

Salaries and professional fees	188,487	415%	288,317	131%
General and administrative	44,753	98%	67,308	31%
Operating expenses	233,240	513%	355,625	162%

Loss from operations	(214,681)	(472)%	(343,490)	(156)%
Other income (expense), net	(40,638)	(89)%	-	- %
Net loss	$(255,319)	(561)%	$(343,490)	(156)%

Revenues

Revenues during Q1 2013 decreased by $173,953 or 79% in comparison to Q1 2012 due primarily to revenues generated from the shipment in 2012 of approximately 1,500 of our GPS devices to Aetrex Worldwide, Inc. (“Aetrex”) for use in its Aetrex NavistarTM GPS Shoe (the “NavistarTM GPS Shoe”). No such sale occurred during Q1 2013. Additionally, revenues generated from our Apps decreased by $18,000, or 56%, to approximately $14,000 when compared to Q1 2012. This decrease is attributable to a large portion of subscriber downloads relating to upgrades by current subscribers, which upgrades are provided free of charge. Revenues in Q1 2013 consisted primarily of income from the sale of Apps (30%), platform test agreements and monthly portal fees (22%) and monthly GPS tracking subscriptions on the NavistarTM GPS Shoe (16%).

Cost of goods sold

Cost of goods sold decreased $180,377 or 87% during Q1 2013 in comparison to Q1 2012 due to the cost of the GPS devices we shipped to Aetrex in Q1 2012 (we did not ship any GPS devices to Aetrex in the Q1 2013). Cost of goods sold during the Q1 2013 consist primarily of the commissions paid on the sale of our Apps to our subscribers, the commissions paid to Aetrex for their portion of the monthly service fee on the NavistarTM GPS Shoe, and depreciation on the capitalized costs of the Apps that we sell.

Wages and professional fees

Wages and professional fees during Q1 2013 decreased $99,830 or 35% in comparison to Q1 2012 due primarily to reductions in staff and management positions, as well as, marketing and public relations services. These reductions will remain in place as we maintain a low-overhead approach to operations that will adjust as operations require.

General and administrative

General and administrative expenses consist primarily of corporate administrative costs, depreciation, occupancy costs, insurance, office expenses, website maintenance and travel and entertainment. Such costs during Q1 2013 decreased $22,555 or 34% in comparison to Q1 2012 due primarily to reductions in depreciation expense, travel and entertainment, research and development and various cost cutting measures which are expected to continue through 2013.

Other Income (Expense), net

Other income (expense), net for Q1 2013 consists primarily of costs associated with our debt financing. We incurred finance costs of approximately $35,700 resulting from the assignment and ultimate payoff of our outstanding line of credit to a third party during January 2013. Additionally, the accounting treatment for the bifurcation of the derivative liability embedded in our Convertible Note resulted in net derivative income of approximately $1,000. The net derivative income represents the initial recording of the derivative liabilities as well as the subsequent change in fair value of the derivative liability during the period. Lastly, included is approximately $6,000 of interest expense relating to the Convertible Note and a short-term loan payable to one of our Board Members (see further discussion in Liquidity and Capital Resources below).

Liquidity and Capital Resources

As of March 31, 2013, we had approximately $6,000 of cash and cash equivalents, and a working capital deficit of approximately $640,000 compared to approximately $31,000 of cash and cash equivalents and a working capital deficit of approximately $664,000 as of December 31, 2012.

During the three months ended March 31, 2013, our net loss decreased 26% to approximately $255,000 compared to a net loss of approximately $343,000 for the same 2012 period. Net cash used in operating activities was approximately $55,000 for the Q1 2013 compared to $130,000 during the same 2012 period. The decrease was primarily due to the continued accrual of portions of wages payable to members of management and various officers in an effort to preserve cash for working capital needs.

There was no cash used for investing activities during Q1 2013. Net cash used in investing activities during Q1 2012 was approximately $15,000 and consisted primarily of payments for the development of our LOCiMOBILE® products, which payments were capitalized.

Net cash provided by financing activities during Q1 2013 was approximately $30,000 and consists of proceeds totaling $25,000 received from advances under a convertible note payable agreement, as well as, a $10,000 short-term loan received from a Board Member. The Company repaid $5,000 of the short-term loan during Q1 2013. Net cash provided by financing activities during Q1 2012 was approximately $152,000 and consists of proceeds received from the sale of shares under an equity line of financing that we had with Dutchess Equity Fund, L.P. During Q1 2012, we sold 2,115,497 shares of common stock to Dutchess resulting in proceeds of approximately $152,000. The equity line expired in November 2012 and accordingly is no longer available for our use.

Because revenues from our operations have, to date, been insufficient to fund our working capital needs, we currently rely on the cash we receive from our financing activities to fund our capital expenditures and to support our working capital requirements.  Although we anticipate (i) that revenues from the NavistarTM GPS Shoe that was released at the end of fiscal 2011 will increase during 2013, and (ii) that we will receive additional revenues under our other licenses, the amount and timing of such revenues is unknown. For our internal budgeting purposes, we have assumed that such revenues will not be sufficient to fund all of our planned operating and other expenditures. In addition, our actual cash expenditures may exceed our planned expenditures, particularly if we invest in the development of improved versions of our existing products and technologies, and if we increase our marketing expenses.   Accordingly, we anticipate that we will have to raise additional capital in order to fund our operations in 2013.

On June 27, 2012, the Company entered into an agreement with an unrelated third party (the “Holder”) for a $55,000 line of credit (the “Line Agreement”). In accordance with the Line Agreement, the Company was required to repay 115% of each amount advanced (the “Advance Amount”) and make mandatory payments on each Advance Amount every 30 days from the date the Advance Amount was requested in an amount equal to 1/3 of the Advance Amount. All Advance Amounts were required to be repaid in full by the maturity date, November 27, 2012. The Company was unable to make the mandatory payments or repay the Advance Amounts by the November 27, 2012 maturity date. As of December 31, 2012, we had borrowed $30,000 under the Line Agreement, recognized an additional $4,500 in finance costs and made payments to the Holder totalling $21,000 resulting in a net amount owed under the Line Agreement of $13,500 at December 31, 2012.

On January 14, 2013, the Holder of the Line Agreement entered into assignment agreement with an unrelated third party (the “Assignee”) whereby the Assignee assumed all of the Holder’s right, title, and interest in and to the Line Agreement in the aggregate amount of $13,500 (the “Note”). As consideration for the assignment of the Note, on January 15, 2013 we paid the Assignee 2,459,355 shares of common stock and the Assignee paid the Holder $13,500. The market value of the 2,459,355 shares of common stock on the date of the assignment was approximately $49,000, or $0.02 per share resulting in the Company incurring finance costs of approximately $35,700.

On September 19, 2012, Aetrex loaned the Company $10,000 to fund working capital needs as the initial sales of the NavistarTM GPS Shoes have been slow. The loan is non-interest bearing and was due on November 30, 2012. As of December 31, 2012, the Company has not repaid the Aetrex loan and $9,500 remains outstanding. In addition to the Aetrex loan, as of March 31, 2013 the Company owes Aetrex approximately $17,000 primarily related to payments received by GTX for sales of the NavistarTM GPS Shoes, as well as, Aetrex’s portion of monthly service fees related to the NavistarTM GPS Shoes.

On November 14, 2012, the Company entered into a convertible promissory note in the principal amount of $200,000 with a 10% original issue discount (the “Convertible Note”). Upon closing of the Convertible Note, the lender made an initial $25,000 advance of consideration to the Company. The lender may pay additional consideration to the Company as loan advances in such amounts and at such dates as the lender may choose in its sole discretion. On both February 28, 2013 and April 24, 2013, the lender made additional $25,000 advances to the Company. The Convertible Note matures one year from the effective date of each payment. If the Company repays the amount advanced within 90 days, the interest rate will be 0%, otherwise a one-time interest charge of 10% shall be applied to the principal sum outstanding. The Company may repay the amount advanced within 180 days from the date received, after which we may not make further payments on that advance amount without written approval from the Lender. The Convertible Note is convertible into shares of common stock of the Company at a price equal to the lesser of $0.025 or 70% of the lowest trade price in the 25 trading days previous to the conversion. Unless otherwise agreed in writing by both parties, at no time will the Lender convert any amount of the Note into common stock that would result in the Lender owning more than 4.99% of the common stock outstanding.

On May 14, 2013, the holder of the Convertible Note elected to convert a portion of the outstanding balance into 1,000,000 shares of our common stock. In accordance with the Convertible Note agreement, the conversion price was calculated at $0.00805 per share resulting in $8,050 of the Convertible Note being converted into stock at May 14, 2013.

On February 10, 2013, a Board Member loaned the Company $10,000 to funds its working capital. The loan was not evidenced by a formal written agreement. On March 7, 2013, the Company repaid $5,000 of the loan. On March 28, 2013, the Company issued the Board Member 100,000 shares of common stock valued at the estimated grant date fair value of $3,200 as payment for interest on the loan. As of May 20, 2013, there was $2,500 owed on the loan.

On April 15, 2013, our Chief Executive Officer loaned the Company $30,000.

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

Since inception in 2002, we have generated significant losses (as of March 31, 2013, we had an accumulated deficit of approximately $14,186,000), and we currently expect to incur continued losses until our revenue initiatives collectively generate substantial revenues.  Depending on our current contractual arrangements, sales from the GPS enabled shoes by Aetrex, and the revenues from additional LOCiMOBILE® applications, we currently anticipate that our losses will continue into calendar year 2013. Please see the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2012 for more information regarding risks associated with our business.

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

Critical Accounting Policies and Estimates

There are no material changes to the critical accounting policies and estimates described in the section entitled “Critical Accounting Policies and Estimates” under Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Our business plan had assumed that sales of the NavistarTM GPS Shoes would provide a substantial amount of our working capital, which revenues would be supplemented by revenues from our other products. To date, sales of the GPS Shoes have significantly underperformed our expectations, and revenues from our other products have also been less than we projected. As a result, we currently have a working capital deficit and our revenues are not sufficient to fund our operating needs. Accordingly, we will have to find alternative sources of funding in the near future. Although we signed a promissory note for a $200,000 loan on November 14, 2012, for which we have received advances totaling $75,000 as of the date of this Quarterly Report, no assurance can be given that the remaining funds will be available to us. If we are not able to obtain additional funding in the near future, we may have to further reduce our operations, take other action to protect our properties and business, or cease operations altogether. Any such actions may have a negative effect on our shares.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three-month period ended March 31, 2013 we effected the following sales of unregistered shares that were not previously reported in a Current Report on Form 8-K:

•	On January 23, 2013, we issued a total of 750,000 shares of common stock to our CFO, a Board Member and two consultants at $0.02 per share for services rendered during the year ended December 31, 2012, valued at $15,000. The services were recorded as a stock payable at December 31, 2012 in the accompanying financial statements.
•	On February 11, 2013, we issued a total of 1,400,000 shares of common stock to a member of management, a Board Member and three consultants at $0.021 per share for services rendered valued at $29,400. Additionally, a total of 1,000,000 shares of common stock were issued to our chief executive officer and the four Board Members for their services during 2013. These shares contain repurchase rights whereby the Company retains the rights to acquire the shares from the stock recipients and such repurchase rights lapse ratably over twelve months at a rate of 1/12th per month retroactively beginning on January 1, 2012. The value of the shares is calculated in conjunction with the monthly vesting based on the average stock price during the respective month. Accordingly, the 250,000 shares vested as of March 31, 2013 were valued at $9,315 and the remaining 750,000 will be valued at their average monthly stock price.
•	On March 28, 2013, we issued a total 1,000,000 shares of common stock to our CEO and an employee at $.032 per share for wages accrued during 2012 valued at $32,000. Additionally, 100,000 shares of common stock, valued at $3,200, were issued to a Board Member as payment for interest on a $10,000 loan made to the Company on February 10, 2013. Lastly, a total of 350,000 shares of common stock, valued at $11,200, were issued to an employee and three consultants for services rendered.

The sale of the above shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

GTX CORP
Date: May 20, 2013 By:	/s/ ALEX MCKEAN Alex McKean, Interim Chief Financial Officer (Principal Financial Officer)

Date: May 20, 2013 By:	/s/ PATRICK BERTAGNA Patrick Bertagna, Chief Executive Officer

