Form 10-Q
period 2013-06-30
GTX CORP
filed 2013-08-19
CIK 1375793

FORM 10-Q UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2013
OR
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 104,260,827 common shares issued and outstanding as of August 19, 2013.

1

GTX CORP AND SUBSIDIARIES

For the quarter ended June 30, 2013

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

GTX CORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$32,973	$30,649
Accounts receivable, net	11,133	6,069
Inventory	758	1,557
Other current assets	149,058	8,113

Total current assets	193,922	46,388

Property and equipment, net	68,916	108,635
Intangible assets	25,972	25,972

Total assets	$288,810	$180,995

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$398,418	$231,633
Accrued expenses - related parties	383,921	392,834
Deferred revenues	20,848	28,722
Short-term debt	9,500	23,000
Short-term debt - related party	32,500	-
Convertible promissory note, net of discount	16,314	3,541
Derivative liability	85,927	30,380
Total current liabilities	947,428	710,110

Total liabilities	947,428	710,110

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 2,071,000,000 shares authorized; 102,910,727 and 85,401,372 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	102,911	85,401
Additional paid-in capital	13,697,350	13,316,439
Accumulated deficit	(14,458,879)	(13,930,955)

Total stockholders’ deficit	(658,618)	(529,115)

Total liabilities and stockholders’ deficit	$288,810	$180,995

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Revenues	$49,966	$45,461	$95,412	$264,860

Cost of goods sold	19,645	25,812	46,532	233,076

Gross margin	30,321	19,649	48,880	31,784

Operating expenses
Wages and professional fees	216,231	271,485	405,589	559,802
General and administrative	49,523	144,838	93,382	212,146

Total operating expenses	265,754	416,323	498,971	771,948

Loss from operations	(235,433)	(396,674)	(450,091)	(740,164)

Other income/(expenses)
Finance costs	-	(4,250)	-	(4,250)
Loss on extinguishment of debt	(17,075)	-	(52,762)	-
Derivative expense, net	(17,314)	-	(16,315)	-
Interest expense	(2,778)	-	(8,756)	-
Dismissal of litigation	-	16,250	-	16,250

Total other income/(expenses)	(37,167)	12,000	(77,833)	12,000

Net loss	$(272,600)	$(384,674)	$(527,924)	$(728,164)

Weighted average number of common shares outstanding - basic and diluted	96,875,562	77,332,293	93,127,355	75,645,488

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months ended June 30,
	2013	2012
Cash flows from operating activities
Net loss	$(527,924)	$(728,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	39,719	58,325
Loss on extinguishment of debt	52,762	-
Stock-based compensation	69,214	181,567
Derivative expense, net	16,315	-
Impairment of software development costs	-	103,000
Dismissal of litigation	-	(16,250)
Line payable finance costs	-	2,250
Changes in operating assets and liabilities
Accounts receivable	(5,064)	117,235
Inventory	799	143,390
Other current and non-current assets	40,055	(13,271)
Accounts payable and accrued expenses	169,985	(35,230)
Accrued expenses - related parties	46,837	113,671
Deferred revenues	(7,874)	(163,904)

Net cash used in operating activities	(105,176)	(237,381)

Cash flows from investing activities
Purchase of property and equipment	-	(12,118)

Net cash used in investing activities	-	(12,118)

Cash flows from financing activities
Proceeds from short-term debt - related party	40,000	-
Proceeds from convertible promissory note	75,000	-
Payments on short-term debt - related party	(7,500)	-
Proceeds from line of credit, net	-	15,000
Proceeds from issuance of common stock	-	152,010

Net cash provided by financing activities	107,500	167,010

Net increase in cash and cash equivalents	2,324	(82,489)

Cash and cash equivalents, beginning of period	30,649	91,639

Cash and cash equivalents, end of period	$32,973	$9,150

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

Supplementary disclosure of noncash financing activities:
Issuance of stock payable for other current asset	$36,000	$-
Issuance of common stock for conversion of debt	$89,257	$-
Issuance of common stock for accrued expenses - related parties	$55,750	$16,000
Issuance of common stock for accrued interest - related party	$3,200	$-
Issuance of common stock for prepaid advisory agreement	$145,000	$-

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of GTX have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included. Our operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2012, which are included in our Annual Report on Form 10-K.

The accompanying consolidated financial statements reflect the accounts of GTX Corp and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred net losses of $527,924 and $728,164 for the six months ended June 30, 2013 and 2012, respectively, has incurred losses since inception resulting in an accumulated deficit of $14,458,879 as of June 30, 2013, and has negative working capital of $753,506 as of June 30, 2013.  A significant part of our negative working capital position at June 30, 2013 consisted of $383,921 of amounts due to officers and management of the Company for accrued wages.  The Company anticipates further losses in the development of its business.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of debt or equity is unknown. Obtainment of additional financing or its attainment of profitable operations is necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Recent Accounting Pronouncements

In April 2013, the FASB ASU 2013-07, “Presentation of Financial Statements: Topic Liquidation Basis of Accounting”. ASU 2013-07 requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces. ASU 2013-07 will be effective for the Company beginning on January 1, 2014. The Company does not expect the adoption of ASU 2013-07 to have a material impact on its financial position, results of operations nor cash flows.

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

3. RELATED PARTY TRANSACTIONS

In order to preserve cash for other working capital needs, various officers and members of management have agreed to accrue portions of their salaries since fiscal 2011. As of June 30, 2013 and December 31, 2012, the Company owed $383,921 and $392,834, respectively for such accrued wages.

Related Party Loans

On April 15, 2013, the Company’s Chief Executive Officer loaned the Company $30,000 to fund its working capital needs. The loan was not evidenced by a formal written agreement and no payments have been made by the Company on the loan as of June 30, 2013.

On February 10, 2013, a Board Member loaned the Company $10,000 to funds its working capital needs. The loan was not evidenced by a formal written agreement. On March 28, 2013 the Company issued the Board Member 100,000 shares of common stock valued at the estimated grant date fair value of $3,200 as payment for interest on the loan. As of June 30, 2013, the loan had an outstanding balance of $2,500.

4. DEBT

Convertible Note

On November 14, 2012, the Company entered into a convertible promissory note in the principal amount of $200,000 with a 10% original issue discount (the “Convertible Note”). Upon closing of the Convertible Note, the lender made an initial $25,000 advance of consideration to the Company. The lender may pay additional consideration to the Company as loan advances in such amounts and at such dates as the lender may choose in its sole discretion. On February 28, April 24, and June 27, 2013, the lender made additional advances of $25,000 each to the Company. The Convertible Note matures one year from the effective date of each payment. If the Company repays the amount advanced within 90 days, the interest rate will be 0%, otherwise a one-time interest charge of 10% shall be applied to the principal sum outstanding. The Company may repay the amount advanced within 180 days from the date received, after which we may not make further payments on that advance amount without written approval from the Lender. The Convertible Note is convertible into shares of common stock of the Company at a price equal to the lesser of $0.025 or 70% of the lowest trade price in the 25 trading days previous to the conversion. Unless otherwise agreed in writing by both parties, at no time will the Lender convert any amount of the Note into common stock that would result in the Lender owning more than 4.99% of the common stock outstanding. As of June 30, 2013, the Company had not made any payments on the Convertible Note.

As of June 30, 2013, the holder of our Convertible Note elected to convert portions of the outstanding balance into 2,900,000 shares of our common stock valued at $40,070. In accordance with the Convertible Note agreement, the conversion price was calculated at the lesser of $0.025 or 70% of the lowest trade price in the 25 trading days previous to the conversion. The resulting conversion price averaged $0.0079 per share resulting in $22,995 of the outstanding principle balance being converted into stock. A loss on extinguishment of debt in the amount of $17,075 was recorded on the conversion.

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

For the period from November 14, 2012 to June 30, 2013, for purposes of determining the fair market value of the derivative liability, the Company used the Black-Scholes option valuation model with the following average significant assumptions:

Derivative valuation assumptions:

November 14, 2012 to June 30, 2013
Average expected dividend yield	0%
Average expected volatility	320%
Average risk-free interest rate	0.15%
Average expected holding period	1 year

The following table summarizes the convertible debt activity for the period from December 31, 2012 to June 30, 2013:

Convertible debt table:

Description	Convertible Notes	Derivative Liability

Fair value at December 31, 2012	$3,541	$30,380
Proceeds from Convertible Notes	75,000	-
Original Issue Discount	8,333	-
Discount on Convertible Notes	(83,333)	-
Conversions on Convertible Notes	(22,995)
Derivative liability	-	121,412
Amortization of debt discount	35,768	-
Change in fair value	-	(65,865)
Fair value at June 30, 2013	$16,314	$85,927

Aetrex Loan

On September 19, 2012, Aetrex loaned the Company $10,000 to fund working capital needs as the initial sales of the GPS Shoes have been slow. The loan is non-interest bearing and was due on November 30, 2012. As of June 30, 2013, the Company has not repaid the Aetrex loan and $9,500 remains outstanding. In addition to the Aetrex loan, as of June 30, 2013 the Company owes Aetrex approximately $21,000 primarily related to payments received by GTX for sales of the GPS Shoes, as well as, Aetrex’s portion of monthly service fees related to the GPS Shoes. This amount is included in accounts payable in the accompanying consolidated balance sheet.

5. EQUITY

Common Stock

The Company issued the following shares of common stock during the six months ended June 30, 2013:

	Value of Shares	Number of shares
Shares issued for services rendered	$55,800	2,550,000
Shares issued for accrued expenses	73,950	3,100,000
Shares issued with repurchase rights	9,315	1,000,000
Shares issued for conversion of debt	40,070	2,900,000
Shares issued for financing	49,187	2,459,355
Shares issued for advisory agreements	145,000	5,500,000

Total shares issued	$373,322	17,509,355

Shares issued for services rendered were to various members of management, employees and consultants and are expensed as Stock-Based Compensation in the accompanying consolidated statement of operations. Shares issued for accrued expenses were granted to members of management, Board Members, consultants and employees as payment for portions of amounts owed to them for services rendered in previous periods. Shares issued with repurchase rights relate to shares granted to members of management and the Board of Directors whereby the Company retained the rights to acquire the shares from the stock recipients and such repurchase rights lapsed rateably over twelve months at a rate of 1/12th per month beginning on January 1, 2013. Upon vesting, the shares are revalued based on the average stock price during the respective month and the related stock based compensation expense is recognized. Shares issued for conversion of debt relate to conversions of the JMJ note discussed in Note 4. Shares issued for financing relate to shares issued to the Assignee as payment of the Line Agreement (see discussion below). Shares issued for advisory agreements relate to shares issued to BSI as payment for two separate advisory agreements (see discussion below).

Line Agreement

On June 27, 2012, the Company entered into an agreement with an unrelated third party (the “Holder”) for a $55,000 line of credit (the “Line Agreement”). The Company was unable to repay the amount owed under the Line Agreement by the November 27, 2012 maturity date and owed $13,500 as of December 31, 2012. On January 14, 2013, the Holder of the Line Agreement entered into an assignment agreement with an unrelated third party (the “Assignee”) whereby the Assignee assumed all of the Holder’s right, title, and interest in and to the Line Agreement in the aggregate amount of $13,500 (the “Note”). As consideration for the assignment of the Note, on January 15, 2013, we issued the Assignee 2,459,355 shares of common stock and the Assignee paid the Holder $13,500. The market value of the 2,459,355 shares of common stock on the date of the assignment was approximately $49,000, or $0.02 per share resulting in the Company recording a loss on extinguishment of debt of approximately $35,700.

Brewer Agreements

On February 15, 2013, the Company entered into a one-year advisory service agreement with Brewer Sports International, LLC (“BSI”) (the “February Advisory Agreement”). During the term of the February Advisory Agreement, BSI will provide consulting services aimed at increasing and enhancing the Company’s brand, distribution and sales in the professional sports industry. As compensation for such services, on May 14, 2013 the Company issued BSI 3,000,000 shares of common stock valued at the grant date fair value of $120,000.

On June 26, 2013, the Company entered into a second one-year advisory service agreement with BSI (the “June Advisory Agreement”). During the term of the June Advisory Agreement, BSI will include the Company in its upcoming Traumatic Brain Injury awareness conference and expand its social media awareness programs relative to this issue and the products and services offered by the Company. As compensation for such services, on June 26, 2013 the Company issued BSI 2,500,000 shares of common stock valued at the grant date fair value of $25,000.

Common Stock Warrants

Since inception, the Company has issued warrants to purchase shares of the Company’s common stock to shareholders, consultants and employees as compensation for services rendered and/or through private placements.

A summary of the Company’s warrant related information as of June 30, 2013 is as follows:

Stock Warrants as of June 30, 2013
Exercise	Warrants	Remaining	Warrants
Price	Outstanding	Life (Years)	Exercisable

$0.08	5,720,000	0.63	5,720,000
$0.02	2,000,000	2.19	2,000,000
	7,720,000	1.04	7,720,000

Common Stock Options

During the six months ended June 30, 2013 and 2012, the Company recorded compensation expense related to options granted under the 2008 Equity Compensation Plan (the “2008 Plan”) of $0 and $1,074, respectively.

The 2008 Plan provides for the issuance of a maximum of 7,000,000 shares of which, after adjusting for expired and estimated pre-vesting forfeitures, options for approximately 1,081,000 shares were still available for grant under the plan as of June 30, 2013.

Stock option activity under the 2008 Plan for the six months ended June 30, 2013 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Grant Date Fair Value
Outstanding at December 31, 2012	2,328,570	$0.20	1.02	$205,234
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options cancelled/ forfeited/ expired	(721,843)	$0.22	-	(73,555)
Outstanding at June 30, 2013	1,606,727	$0.182	0.50	$131,679

Exercisable at June 30, 2013	1,606,727	$0.182	0.50	$131,679

6. SUBSEQUENT EVENTS

BSM Note

On June 26, 2013, the Company entered into a Convertible Promissory Note with BSM Lending, LLC, for the principal sum of $30,000 plus interest of 15% per annum (the “BSM Note”) and matures on June 25, 2014. The BSM Note was not funded until July 1, 2013 and accordingly is not included in the accompanying balance sheet as of June 30, 2013. The Company may repay the BSM Note and accrued interest at any time prior to maturity. The BSM Note is convertible into shares of common stock of the Company at a price equal to 65% of the 5 day average closing price per share of the Company’s common stock.

Convertible Note

On July 10, 2013, the holder of our Convertible Note converted $7,561 of the Convertible Note into 1,350,100 shares of our common stock at a conversion price of $0.0056 per share.

AttachaPackTM Agreement

On July 19, 2013, the Company converted their platform test agreement with AttachaPack LLC into an exclusive licensing agreement to provide the GPS Tracking platform and allow the miniaturized two-way GPS with SOS and emergency voice capabilities to be embedded in AttachaPackTM backpacks. AttachaPackTM offers a range of innovative backpacks that feature interchangeable pockets in hundreds of patterns so kids can easily customize and create their own backpack.

Atlantic Agreement and SPA

On July 12, 2013, the Company entered into an Exclusive Manufacturing Agreement (the “Agreement”) with Atlantic Footcare, Inc., a Rhode Island corporation (“Atlantic”) whereby Atlantic would be the Company’s exclusive manufacturer of its new shoe insole to be used with our embedded GPS devices. In conjunction with the Agreement, on July 24, 2013 (the “Closing”), we also entered into a Security Purchase Agreement (the “SPA”) with Atlantic. Pursuant to the SPA, Atlantic has committed to purchase (A) a convertible promissory note (the “Atlantic Note”) in the original principal amount of $200,000, accruing interest 6% per annum, and maturing on November 13, 2014, and (B) a warrant to purchase shares of the Company’s common stock, par value $0.001 per share (the “Warrant”).

In accordance with the SPA, Atlantic agrees to lend to the Company up to $200,000, as follows:

(i)           $50,000 (comprised of $25,000 in cash and $25,000 in insole development and tooling costs associated with manufacturing insoles containing the Company’s GPS devices, the value of which shall be determined by Atlantic (the “Services”)); and

(ii)         3 installments of $50,000 (each comprised of $25,000 in cash and $25,000 in Services) the cash portion of each of which shall be funded on or about the 45th day after the Closing, the 75th day after the Closing and the 105th day after the Closing.

Atlantic may at any time elect to convert all of the entire outstanding principal amount of the Atlantic Note plus the accrued interest into 12% of the Company’s issued and outstanding common stock immediately following the issuance thereof, multiplied by a fraction, the numerator of which is the principal amount of the Atlantic Note then outstanding and the denominator of which is $200,000.

The Company issued a Warrant to Atlantic, whereby Atlantic is entitled to purchase from the Company a total number of shares of common stock, such that, when added to the total number of shares of common stock acquired by Atlantic upon conversion of the Atlantic Note, equals 12% of the common stock outstanding as of the date of such conversion, as such total outstanding amount may, be increased by issuances of common stock occurring on or prior to November 13, 2014 (or by issuances of common stock occurring after November 13, 2014 but pursuant to convertible instruments issued or commitments made by the Company prior to November 13, 2014), other than issuances of excluded securities as such term is defined in the Atlantic Note, at an exercise price per share equal to $0.001 per share, at any time and from time to time on or after the Closing Date and through and including November 13, 2020.

If Atlantic is unable to dispose of the shares of common stock into which the Atlantic Note may be converted and the Warrant may be exercised (the “Registrable Shares”) under Rule 144 as promulgated by the United States Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”) Atlantic may request that the Company file a Form S-1 registration statement or Form S-3 registration statement (if applicable) with respect to one hundred percent (100%) of the Registrable Shares then outstanding, then the Company shall, as soon as practicable, and in any event within sixty (60) days after the date such request is given by Atlantic, file a registration statement under the Securities Act covering all Registrable Shares that Atlantic requested to be registered.

Board Member Loan

On July 3, 2013, the Company repaid the outstanding balance of $2,500 owed on the short-term loan to its Board Member.

Aetrex Loan

As of July 31, 2013, the Company had repaid the outstanding balance of $9,500 owed on the Aetrex loan.

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

On February 15, 2013 and June 26, 2013, the Company entered into two separate one-year advisory service agreements with Brewer Sports International, LLC (“BSI”) (the “Advisory Agreements”). The Advisory Agreements are expected to increase our brand and market awareness in an effort to increase sales and expand our global reach, including integration of our GPS Smart Shoe technology with BSI’s Coalition for Concussion Treatment campaign. BSI will utilize its extensive network to facilitate outreach efforts with synergetic companies and partnering organizations as well as secure product endorsements and global exposure for our product line. BSI will include the Company in its upcoming Traumatic Brain Injury awareness conference and expand its social media awareness programs relative to this issue and the products and services offered by the Company. As compensation for such services, the Company has granted BSI 5,500,000 shares of common stock valued at $145,000.

During July 2013, the Company converted its platform test agreement with AttachaPack LLC into an exclusive licensing agreement for the GPS Tracking platform and to allow the miniaturized two-way GPS with SOS and emergency voice capabilities to be embedded in AttachaPackTM backpacks. AttachaPackTM offers a range of innovative backpacks that feature interchangeable pockets in hundreds of patterns so kids can easily customize and create their own backpack.

On July 12, 2013, the Company entered into an exclusive three-year contract with Atlantic Footcare, Inc., (“Atlantic”) to develop and launch GPS embedded insoles. Atlantic would be the Company’s exclusive manufacturer of its new shoe insole to be used with our embedded GPS devices.

• LOCiMOBILE, Inc., our mobile application subsidiary, has developed and owns LOCiMOBILE®, a suite of mobile tracking applications (“Apps”) that turn the latest smartphones and tablets such as iPhone®, iPad, Blackberry, Google Android and other GPS enabled handsets into a tracking and location based social networking device which can then be viewed through our Location Data Center tracking portal or on any connected device with internet access. As of the date of this Quarterly Report, our 20 Apps have experienced over 1.5 million downloads in 162 countries. Additionally, we have released our newest enterprise App, Track My Work Force, which allows employers to easily track and monitor employees, drivers, sales reps, and more using their Smartphone, tablet or any web enabled devices. The Company continues to rollout new and innovative products which will include a series of applications that will be geared for the enterprise user, by offering “private label” versions of our popular consumer Apps to companies looking for a more personalized and secure methods of keeping track of their employees. In addition, our goal is to expand into the proximity marketing and advertising business and begin to leverage our over 1.5 million global user base. Our roadmap also consists of additional applications for the iPad, other tablets, TV’s, and more applications for the iPhone and Google Android operating systems, all of which are expected to contribute to our user base community, the value of our brand, and revenues from App sales, monthly subscriptions and advertising.

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

Three Months Ended June 30, 2013 (“Q2 2013”) Compared to the Three Months Ended June 30, 2012 (“Q2 2012”)

	Q2 2013		Q2 2012
	$	% of Revenues	$	% of Revenues

Revenues	$ 49,966	100%	$ 45,461	100%
Cost of goods sold	19,645	39%	25,812	57%
Net profit	30,321	61%	19,649	43%

Wages and professional fees	216,231	433%	271,485	597%
General and administrative	49,523	99%	144,838	319%
Operating expenses	265,754	532%	416,323	916%

Loss from operations	(235,433)	(471%)	(396,674)	(873%)
Other income (expense), net	(37,167)	(74%)	12,000	26%
Net loss	$ (272,600)	(546%)	$ (384,674)	(846%)

Revenues

Revenues during Q2 2013 increased by 10% or $4,505 in comparison to Q2 2012 due primarily to revenues generated from the sale of 1,000 Alertags, valued at approximately $13,000. Additionally, in Q2 2013, monthly GPS tracking subscriptions on the NavistarTM GPS Shoe have increased, we have started to generate sales from the new Track My Work Force App, and we have entered into additional platform test agreements which had not been received in Q2 2012. These increases are offset by revenues generated from our Apps which decreased by $17,000, when compared to Q2 2012. This decrease is attributable to a decrease in the purchase of new Apps, and a large increase in downloads for upgrades by current subscribers, which upgrades are provided free of charge. Revenues in Q2 2013 consisted primarily of income from the sale and renewal of Alertags (29%), Apps (23%), platform test agreements and monthly portal fees (21%) and monthly GPS tracking subscriptions on the NavistarTM GPS Shoe (16%).

Cost of goods sold

Cost of goods sold decreased 24% or $6,167 during Q2 2013 in comparison to Q2 2012 due primarily to the decrease in revenues generated by our Apps and pay approximately 30% commission on that App revenue. Accordingly, as our App revenue decreased $17,000, the commissions paid decreased approximately $5,000. Cost of goods sold during Q2 2013 consist primarily of the commissions paid on the sale of our Apps to our subscribers, the commissions paid to Aetrex for their portion of the monthly service fee on the NavistarTM GPS Shoe, and depreciation on the capitalized costs of the Apps that we sell.

Wages and professional fees

Wages and professional fees during Q2 2013 decreased 20% or $55,254 in comparison to Q2 2012 due primarily to reductions in staff and management positions, as well as, marketing and public relations services. These reductions will remain in place as we maintain a low-overhead approach to operations that will adjust as operations require.

General and administrative

General and administrative expenses during Q2 2013 decreased 66% or $95,315 in comparison to Q2 2012 due to the recognition of impairment on capitalized software development costs during Q2 2012. During 2012, management assessed the value of our capitalized software development costs and determined that, based on the revenues generated from our Apps, that the capitalized assets had been impaired. Accordingly, we wrote-down the software development costs to the estimated net realizable value of approximately $44,000 and recognized an impairment charge of $103,000 during Q2 2012. Excluding the $103,000 impairment charge in 2012, general and administrative expenses in Q2 2013 increased approximately $8,000 or 18% as a result of additional maintenance on our portal and website incurred during Q2 2013.

Other Income (Expense), net

Other income (expense), net for Q2 2013 consists primarily of costs associated with our debt financing. The accounting treatment for the bifurcation of the derivative liability embedded in our Convertible Note resulted in net derivative expense of approximately $17,000. The net derivative expense represents the initial recording of the derivative liabilities as well as the subsequent change in fair value of the derivative liability during the period. Additionally, the conversion of portions of the Convertible Note resulted in a loss on conversion of approximately $17,000. Lastly, included is approximately $3,000 of interest expense relating to the Convertible Note.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

	Six Months Ended June 30,
	2013		2012
	$	% of Revenues	$	% of Revenues

Revenues	$ 95,412	100%	$ 264,860	100%
Cost of goods sold	46,532	49%	233,076	88%
Net profit	48,880	51%	31,784	12%

Wages and professional fees	405,589	425%	559,802	211%
General and administrative	93,382	98%	212,146	80%
Operating expenses	498,971	523%	771,948	291%

Loss from operations	(450,091)	(472%)	(740,164)	(279%)
Other income (expense), net	(77,833)	(82%)	12,000	5%
Net loss	$ (527,924)	(553%)	$ (728,164)	(275%)

Revenues

Revenues during the first six months of 2013 decreased 64% or $169,448 as compared to the same period in 2012 primarily due to revenues generated from the shipment in 2012 of approximately 1,500 of our GPS devices to Aetrex Worldwide, Inc. (“Aetrex”) for use in its Aetrex NavistarTM GPS Shoe (the “NavistarTM GPS Shoe”). No such sale occurred during 2013. Additionally, revenues generated from our Apps decreased by $37,000, or 67%, to approximately $18,000 when compared to six months ended June 30, 2012. This decrease is attributable to a decrease in the purchase of new Apps, and a large increase in downloads for upgrades by current subscribers, which upgrades are provided free of charge. The decrease in revenues during 2013 from the Aetrex and App revenues was partially offset by increased revenues generated from the sale of 1,000 Alertags, valued at approximately $13,000, an increase in monthly GPS tracking subscriptions for the NavistarTM GPS Shoe, receipt of revenues from the commercial release of the new Track My Work Force App and revenues from the new platform test agreements which had not been received in Q2 2012. Revenues during the six months ended June 30, 2013 consisted primarily of application income (26%), platform test agreements and monthly portal fees (22%), the sale and renewal of Alertags (15%) and monthly GPS tracking subscriptions on the NavistarTM GPS Shoe (15%).

Cost of goods sold

Cost of goods sold decreased 80% or $186,544 during the six months ended June 30, 2013 in comparison to the same period in 2012 due to the cost of the GPS devices we shipped to Aetrex during 2012. Cost of goods sold during the 2013 consist primarily of the commissions paid on the sale of our Apps to our subscribers, the commissions paid to Aetrex for their portion of the monthly service fee on the NavistarTM GPS Shoe, and depreciation on the capitalized costs of the Apps that we sell.

Wages and professional fees

Wages and professional fees during the first six months of 2013 decreased 28% or $154,213 compared to the same 2012 period primarily due to reductions in staff and management positions and marketing and public relations services, all in an effort to cut costs. These reductions will remain in place as we maintain a low-overhead approach to operations that will adjust, as operations require.

General and administrative

General and administrative costs during the six months ended June 30, 2013 decreased 56% or $118,764 in comparison to the same 2012 period due primarily to the recognition of impairment on capitalized software development costs during the 2012 period. Management assessed the value of our capitalized software development costs during 2012 and determined that, based on the revenues generated from our Apps, that the capitalized assets had been impaired. Accordingly, we wrote-down the software development costs to the estimated net realizable value of approximately $44,000 and recognized an impairment charge of $103,000 during 2012. Excluding the $103,000 impairment charge in 2012, general and administrative expenses in 2013 decreased approximately $16,000 or 14% due primarily to reductions in depreciation expense and travel, as well as, the implementation of various general cost cutting measures.

Other Income (Expense), net

Other income (expense), net for the six months ended June 30, 2013 consists primarily of costs associated with our debt financing. The accounting treatment for the bifurcation of the derivative liability embedded in our Convertible Note resulted in net derivative expense of approximately $16,000. The net derivative expense represents the initial recording of the derivative liabilities as well as the subsequent change in fair value of the derivative liability during the period. Additionally, the conversion of portions of the Convertible Note and the payoff of a line of credit in January 2013 resulted in a loss on extinguishment of debt of approximately $53,000. Lastly, included is approximately $9,000 of interest expense relating to the Convertible Note and a short-term loan payable to one of our Board Members.

Liquidity and Capital Resources

As of June 30, 2013, we had approximately $33,000 of cash and cash equivalents, and a working capital deficit of approximately $754,000, compared to approximately $31,000 of cash and cash equivalents and a working capital deficit of approximately $664,000 as of December 31, 2012. Since June 30, 2013, we have received $30,000 under the BSM Note (see below), and $25,000 under the Atlantic Note (see below).

During the three and six months ended June 30, 2013, our net loss decreased 29% and 27%, respectively to approximately $273,000 and $528,000, respectively, compared to a net loss of approximately $385,000 and $728,000, respectively, for the three and six months ended June 30, 2012. Net cash used in operating activities for the six months ended June 30, 2013 and 2012 was approximately $105,000 and $237,000, respectively. The decrease in net cash used in operating activities was primarily due to adjustments to our net loss related to depreciation, the loss on extinguishment of debt, stock based compensation and adjustments to our derivative liabilities, as well as, increases in accounts payable to vendors and the continued accrual of portions of wages payable to members of management and various officers in an effort to preserve cash for working capital needs.

There was no cash used for investing activities during the six months ended June 30, 2013. Net cash used in investing activities during the six months ended June 30, 2012 was approximately $12,000 and consisted primarily of payments for the development of our LOCiMOBILE® products, which payments were capitalized.

Net cash provided by financing activities during the six months ended June 30, 2013 was $107,500 and consisted of proceeds totaling $75,000 received from advances under a convertible note payable agreement, as well as, short-term loans totaling $30,000 and $10,000 each from our Chief Executive Officer and a Board Member, respectively. The Company repaid $7,500 of the short-term loan to the Board Member during the six months ended June 30, 2013. Net cash provided by financing activities during the six months ended June 30, 2012 was approximately $167,000 and consisted primarily of proceeds received from the sale of shares under an equity line of financing that we had with Dutchess Equity Fund, L.P. During Q1 2012, we sold 2,115,497 shares of common stock to Dutchess resulting in proceeds of approximately $152,000. The equity line expired in November 2012 and accordingly is no longer available for our use.

Because revenues from our operations have, to date, been insufficient to fund our working capital needs, we currently rely on the cash we receive from our financing activities to fund our capital expenditures and to support our working capital requirements.  Although we anticipate (i) that revenues from the NavistarTM GPS Shoe that was released December 2011 will increase during the remainder of 2013, and (ii) that we will receive additional revenues from our other licenses, Alertag subscriptions, Track My Work Force subscriptions, international distributors, hardware sales, professional services and new customers in the pipeline, the amount and timing of such revenues is unknown. For our internal budgeting purposes, we have assumed that such revenues will not be sufficient to fund all of our planned operating and other expenditures. In addition, our actual cash expenditures may exceed our planned expenditures, particularly if we invest in the development of improved versions of our existing products and technologies, and if we increase our marketing expenses.   Accordingly, we anticipate that we will have to continue to raise additional capital in order to fund our operations in 2013.

On November 14, 2012, the Company entered into a convertible promissory note in the principal amount of $200,000 with a 10% original issue discount (the “Convertible Note”). Upon closing of the Convertible Note, the lender made an initial $25,000 advance of consideration to the Company. The lender may pay additional consideration to the Company as loan advances in such amounts and at such dates as the lender may choose in its sole discretion. On February 28, April 24, and June 27, 2013, the lender made additional advances of $25,000 each to the Company. The Convertible Note matures one year from the effective date of each payment. If the Company repays the amount advanced within 90 days, the interest rate will be 0%, otherwise a one-time interest charge of 10% shall be applied to the principal sum outstanding. The Company may repay the amount advanced within 180 days from the date received, after which we may not make further payments on that advance amount without written approval from the Lender. The Convertible Note is convertible into shares of common stock of the Company at a price equal to the lesser of $0.025 or 70% of the lowest trade price in the 25 trading days previous to the conversion. Unless otherwise agreed in writing by both parties, at no time will the Lender convert any amount of the Note into common stock that would result in the Lender owning more than 4.99% of the common stock outstanding.

As of the date of this Quarterly Report, the holder of our Convertible Note has elected to convert portions of the outstanding balance into 4,250,100 shares of our common stock. The conversion price was calculated at the lesser of $0.025 or 70% of the lowest trade price in the 25 trading days previous to the conversion and averaged $0.0072 per share resulting in $30,556 of the outstanding principle balance being converted into stock.

On June 26, 2013, the Company entered into a Convertible Promissory Note with BSM Lending, LLC, for the principal sum of $30,000 plus interest of 15% per annum (the “BSM Note”) and matures on June 25, 2014. The BSM Note was not funded until July 1, 2013. The Company may repay the BSM Note and accrued interest at any time prior to maturity. The BSM Note is convertible into shares of common stock of the Company at a price equal to 65% of the 5 day average closing price per share of the Company’s common stock (the “Conversion Rate”). BSM may elect to convert in increments of less that 9.9% of the issued and outstanding shares of common stock of the Company, however, the Company will give the option to BSM to convert any amount exceeding 9.9% prior to such a conversion. Additionally, the BSM Note includes an automatic conversion feature whereby all amounts of principal will be converted into shares of common stock at the then effective Conversion Rate upon the sale of all or substantially all of the assets of the Company or in the event of a change in control.

On July 12, 2013, the Company entered into an Exclusive Manufacturing Agreement (the “Agreement”) with Atlantic Footcare, Inc., a Rhode Island corporation (“Atlantic”) whereby Atlantic would be the Company’s exclusive manufacturer of its new shoe insole to be used with our embedded GPS devices. In conjunction with the Agreement, on July 24, 2013 (the “Closing”), we also entered into a Security Purchase Agreement (the “SPA”) with Atlantic. Pursuant to the SPA, Atlantic has committed to purchase (A) a convertible promissory note (the “Atlantic Note”) in the original principal amount of $200,000, accruing interest 6% per annum, and maturing on November 13, 2014, and (B) a warrant to purchase shares of the Company’s common stock, par value $0.001 per share (the “Warrant”).

In accordance with the SPA, Atlantic agrees to lend to the Company up to $200,000, as follows:

(i)	$50,000 (comprised of $25,000 in cash and $25,000 in insole development and tooling costs associated with manufacturing insoles containing the Company’s GPS devices, the value of which shall be determined by Atlantic (the “Services”)); and

(ii)	3 installments of $50,000 (each comprised of $25,000 in cash and $25,000 in Services) the cash portion of each of which shall be funded on or about the 45th day after the Closing, the 75th day after the Closing and the 105th day after the Closing.

Atlantic may at any time elect to convert all of the entire outstanding principal amount of the Atlantic Note plus the accrued interest into 12% of the Company’s issued and outstanding common stock immediately following the issuance thereof, multiplied by a fraction, the numerator of which is the principal amount of the Atlantic Note then outstanding and the denominator of which is $200,000.

The Company issued a Warrant to Atlantic, whereby Atlantic is entitled to purchase from the Company a total number of shares of common stock, such that, when added to the total number of shares of common stock acquired by Atlantic upon conversion of the Atlantic Note, equals 12% of the common stock outstanding as of the date of such conversion, as such total outstanding amount may, be increased by issuances of common stock occurring on or prior to November 13, 2014 (or by issuances of common stock occurring after November 13, 2014 but pursuant to convertible instruments issued or commitments made by the Company prior to November 13, 2014) other than issuances of excluded securities as such term is defined in the Atlantic Note, at an exercise price per share equal to $0.001 per share, at any time and from time to time on or after the Closing Date and through and including November 13, 2020.

We are currently a party to three licensing agreements (with Aetrex, MNX and AttachaPack), one Strategic Manufacturing agreement with Atlantic Footcare, and five international distributor agreements. During 2013, we anticipate that we will generate increased revenues from these licensing agreements and from our current and potential domestic and international distributors that are currently evaluating our platform. However, we expect to incur continued losses until these and our other revenue initiatives collectively generate substantial revenues.  No assurance can be given that our current contractual arrangements and the revenues from our GPS Shoes, device sales, subscriptions, Alertags, software licensing, or our smart phone or tablet Apps will be sufficient to fund our anticipated working capital needs by the end of calendar year 2013.

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

As noted above, based on budgeted revenues and expenditures, unless revenues increase significantly, we believe that our existing and projected sources of liquidity may not be sufficient to satisfy our cash requirements for the next twelve months.   Accordingly, we will need to raise additional funds during 2013.  The sale of additional equity securities will result in additional dilution to our existing stockholders. Sale of debt securities could involve substantial operational and financial covenants that might inhibit our ability to follow our business plan.  Although we have received funds from several new sources during 2013 thus far, we may still require additional financing for the next twelve months, and there is no assurance that sufficient funding through a financing will be available to us at acceptable terms or at all. Any additional funding that we obtain in a financing is likely to reduce the percentage ownership of the Company held by our existing security-holders. The amount of this dilution may be substantial based on our current stock price, and could increase if the trading price of our common stock declines at the time of any financing from its current levels. We may also attempt to raise funds through corporate collaboration and licensing arrangements.  To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to grant licenses on terms that are not favorable to us. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain the needed additional funding, we may have to further reduce our current level of operations, or may even have to totally discontinue our operations.

Since inception in 2002, we have generated significant losses (as of June 30, 2013, we had an accumulated deficit of approximately $14,459,000), and we currently expect to incur continued losses until our revenue initiatives collectively generate substantial revenues. Please see the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2012 for more information regarding risks associated with our business.

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

Our business plan had assumed that sales of the NavistarTM GPS Shoes would provide a substantial amount of our working capital, which revenues would be supplemented by revenues from our other products. To date, sales of the GPS Shoes have significantly underperformed our expectations, and revenues from our other products have also been less than we projected. As a result of the lack of sales revenues, we currently have a working capital deficit and our revenues are not sufficient to fund our operating needs. Accordingly, we will have to find alternative sources of funding in the near future. If we are not able to obtain additional funding in the near future, we may have to further reduce our operations, take other action to protect our properties and business, or cease operations altogether. Any such actions may have a negative effect on our shares.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 16, 2013, we issued a total of 2,050,000 shares of common stock for services rendered. These shares consisted of a total of 1,250,000 shares (valued at $23,750) to our CEO, COO, a Board Member, an employee and two consultants for wages accrued as of December 31, 2012 and 800,000 shares (valued at $15,200) being issued to a Board Member and three consultant.

From the period beginning April 16, 2013 through June 26, 2013, we issued 5,500,000 shares of common stock to one company as payment for advisory services. The value of the shares issued totaled $145,000.

The sale of the above shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits

10.1	Securities Purchase Agreement between Atlantic Footcare, Inc. and GTX Corp, July 24, 2013

10.2	Convertible Promissory Note between Atlantic Footcare, Inc. and GTX Corp, July 24, 2013

10.3	Warrant to Purchase Common Stock, July 24, 2013

10.4	Convertible Promissory Note between BCM Lending, LLC and GTX Corp, June 26, 2013

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTX CORP
Date: August 19, 2013 By:	/s/ ALEX MCKEAN Alex McKean, Interim Chief Financial Officer (Principal Financial Officer)

Date: August 19, 2013 By:	/s/ PATRICK BERTAGNA Patrick Bertagna, Chief Executive Officer

