Form 10-Q
period 2013-09-30
GTX CORP
filed 2013-11-15
CIK 1375793

FORM 10-Q UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2013
OR
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 129,349,252 common shares issued and outstanding as of November 14, 2013.

GTX CORP AND SUBSIDIARIES

For the quarter ended September 30, 2013

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

GTX CORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$57,497	$30,649
Accounts receivable, net	2,718	6,069
Inventory	2,246	1,557
Other current assets	84,113	8,113

Total current assets	146,574	46,388

Property and equipment, net	50,538	108,635
Intangible assets	75,972	25,972

Total assets	$273,084	$180,995

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$318,028	$231,633
Accrued expenses - related parties	367,958	392,834
Deferred revenues	21,057	28,722
Short-term debt	-	23,000
Short-term debt - related party	15,000	-
Convertible promissory note, net of discount	7,437	3,541
Derivative liabilities	31,655	30,380
Total current liabilities	761,135	710,110

Long-term convertible debt	277,735	-
Long-term derivative liabilities	319,393	-

Total liabilities	1,358,263	710,110

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 2,071,000,000 shares authorized; 120,510,827 and 85,401,372 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	120,511	85,401
Additional paid-in capital	13,849,639	13,316,439
Accumulated deficit	(15,055,329)	(13,930,955)

Total stockholders’ deficit	(1,085,179)	(529,115)

Total liabilities and stockholders’ deficit	$273,084	$180,995

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Revenues	$26,198	$45,062	$121,610	$309,922

Cost of goods sold	22,751	23,898	69,283	256,974

Gross margin	3,447	21,164	52,327	52,948

Operating expenses
Wages and professional fees	198,241	248,424	603,831	808,174
General and administrative	33,132	41,222	126,513	253,420

Total operating expenses	231,373	289,646	730,344	1,061,594

Loss from operations	(227,926)	(268,482)	(678,017)	(1,008,646)

Other income/(expenses)
Finance costs	(200,000)	(2,250)	(200,000)	(6,500)
Loss on extinguishment of debt	(52,106)	-	(104,868)	-
Derivative expense, net	(108,063)	-	(124,378)	-
Interest expense	(8,355)	-	(17,112)	-
Dismissal of litigation	-	-	-	16,250

Total other income/(expenses)	(368,524)	(2,250)	(446,358)	9,750

Net loss	$(596,450)	$(270,732)	$(1,124,375)	$(998,896)

Weighted average number of common shares outstanding - basic and diluted	106,711,903	79,312,901	97,705,298	57,396,718

Net loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.02)

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months ended September 30,
	2013	2012
Cash flows from operating activities
Net loss	$(1,124,375)	$(998,896)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	58,097	78,785
Stock-based compensation	84,303	277,816
Loss on extinguishment of debt and accrued expenses	104,868	-
Derivative expense, net	124,378	-
Impairment of software development costs	-	103,000
Dismissal of litigation	-	(16,250)
Finance costs	200,000	4,500
Changes in operating assets and liabilities
Accounts receivable	3,351	106,683
Inventory	(689)	142,995
Other current and non-current assets	105,000	(7,927)
Accounts payable and accrued expenses	100,706	(26,158)
Accrued expenses - related parties	143,374	236,150
Deferred revenues	(7,665)	(140,737)

Net cash used in operating activities	(208,652)	(240,039)

Cash flows from investing activities
Purchase of property and equipment	-	(14,549)

Net cash used in investing activities	-	(14,549)

Cash flows from financing activities
Proceeds from issuance of debt	270,000	25,625
Payments of debt	(34,500)	-
Proceeds from issuance of common stock	-	152,010

Net cash provided by financing activities	235,500	177,635

Net change in cash and cash equivalents	26,848	(76,953)

Cash and cash equivalents, beginning of period	30,649	91,639

Cash and cash equivalents, end of period	$57,497	$14,686

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

Supplementary disclosure of noncash financing activities:
Issuance of stock payable for other current asset	$36,000	$-
Issuance of common stock for conversion of debt	$131,558	$-
Issuance of common stock for accrued expenses - related parties	$171,450	$16,000
Issuance of common stock for prepaid advisory agreement	$145,000	$-
Issuance of convertible debt for development of insoles	$50,000	$-

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

GTX Corp and its subsidiaries (the “Company,” "we", "us", “our” or “GTX”) are engaged in businesses that design, develop and sell various interrelated and complementary products and services in the Wearable Technology and Personal Location Services marketplace. GTX owns 100% of the issued and outstanding capital stock of Global Trek Xploration (“GTX California”), LOCiMOBILE, Inc., and Code Amber News Service, Inc. (“CANS”).

GTX California is a solution provider offering an enterprise GPS and cellular location platform that provides real-time tracking of the whereabouts of people, pets, vehicles and high valued assets through a miniaturized transceiver module, wireless connectivity gateway, middleware and viewing portal. Our core products and services are supported by an IP portfolio of patents, patents pending, registered trademarks, copyrights, URLs and a library of software source code. LOCiMOBILE, Inc., has been at the forefront of Smartphone application (App) development since 2008. With a suite of mobile applications that turn the iPhone, iPad, Android, BlackBerry and other GPS enabled handsets into a tracking device which can then be tracked from handset to handset or through our Location Data Center tracking portal and which allows the user to send a map to the recipient’s phone showing the user’s location. LOCiMOBILE has launched numerous Apps across multi mobile device operating systems and continues to launch consumer and enterprise apps. CANS is a U.S. and Canadian syndicator of all state Amber Alerts providing website tickers and news feeds to merchants, internet service providers, affiliate partners, corporate sponsors and local, state and federal agencies, as well as, marketing and selling the patent pending electronic personal health record Code Amber Alertag.

Basis of Presentation

The accompanying unaudited consolidated financial statements of GTX have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included. Our operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2012, which are included in our Annual Report on Form 10-K.

The accompanying consolidated financial statements reflect the accounts of GTX Corp and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred net losses of $1,124,375 and $998,896 for the nine months ended September 30, 2013 and 2012, respectively, has incurred losses since inception resulting in an accumulated deficit of $15,055,329 as of September 30, 2013, and has negative working capital of approximately $615,000 as of September 30, 2013.  A significant part of our negative working capital position at September 30, 2013 consisted of $367,958 of amounts due to officers and management of the Company for accrued wages.  The Company anticipates further losses in the development of its business.

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

3. RELATED PARTY TRANSACTIONS

In order to preserve cash for other working capital needs, various officers and members of management have agreed to accrue portions of their salaries since fiscal 2011. As of September 30, 2013 and December 31, 2012, the Company owed $367,958 and $392,834, respectively for such accrued wages.

Related Party Loans

On April 15, 2013, the Company’s Chief Executive Officer loaned the Company $30,000 to fund its working capital needs of which $15,000 has been repaid as of September 30, 2013. The loan was not evidenced by a formal written agreement.

On February 10, 2013, a Board Member loaned the Company $10,000 to funds its working capital needs. The loan was not evidenced by a formal written agreement. On March 28, 2013 the Company issued the Board Member 100,000 shares of common stock valued at the estimated grant date fair value of $3,200 as payment for interest on the loan. As of September 30, 2013, the loan has been repaid in full.

4. DEBT

The following table summarizes the components of our short-term borrowings:

	September 30, 2013	December 31, 2012

BSM Note dated 6/26/13	$7,437	$—
JMJ Note dated 11/14/12	—	3,541
Short-term convertible notes	7,437	3,541

Aetrex note dated 9/19/12	—	9,500
Line Agreement dated 6/27/12	—	13,500
Short-term borrowings	—	23,000

Related party short-term borrowings	15,000	—

Short-term borrowings	$22,437	$26,541

Short-term derivative liabilities	$31,655	$30,380

Short-term convertible notes

On June 26, 2013, the Company entered into a Convertible Promissory Note with BSM Lending, LLC, for the principal sum of $30,000 plus interest of 15% per annum (the “BSM Note”). The BSM Note was not funded until July 1, 2013. The Company may repay the BSM Note and accrued interest at any time prior to maturity. The BSM Note is convertible into shares of common stock of the Company at a price equal to 65% of the 5 day average closing price per share of the Company’s common stock. The BSM Note matures on June 25, 2014.

On November 14, 2012, the Company entered into a convertible promissory note with JMJ Financial (“JMJ”) in the principal amount of $200,000 with a 10% original issue discount (the “JMJ Note”). Upon closing of the JMJ Note, the lender made an initial $25,000 advance of consideration to the Company and on February 28, April 24, and June 27, 2013, the lender made additional advances of $25,000 each to the Company. In accordance with the terms of the Convertible Note, the Company was assessed a one-time interest charge of 10% on each of the advances. The Convertible Note was convertible into shares of common stock of the Company at a price equal to the lesser of $0.025 or 70% of the lowest trade price in the 25 trading days previous to the conversion.

Through September 18, 2013, JMJ had elected to convert portions of the outstanding balance of the JMJ Note into 8,000,100 shares of our common stock valued at $82,370. In accordance with the JMJ Note, the conversion price was calculated at the lesser of $0.025 or 70% of the lowest trade price in the 25 trading days previous to the conversion. The resulting conversion price averaged $0.0060 per share resulting in $44,772 of the outstanding principle balance being converted into stock. A loss on extinguishment of debt in the amount of $34,820 was recorded on the conversion.

Effective September 19, 2013, JMJ entered into an assignment agreement (the “Assignment Agreement”) with the 112359 Factor Fund, LLC (the “Fund”) whereby JMJ sold 100% of its right, title and interest in the JMJ Note to the Fund. The JMJ Note had an outstanding balance of $74,394 at the time of the Assignment Agreement. A loss on extinguishment of debt in the amount of $34,360 for the three and nine months ended September 30, 2013 is included in the accompanying consolidated statement of operations as a result of the assignment. See further discussion regarding the Fund agreements below in Long-term debt.

On September 19, 2012, Aetrex loaned the Company $10,000 .The loan is non-interest bearing and was due on November 30, 2012. As of September 30, 2013, the Company had repaid the Aetrex loan in full.

On June 27, 2012, the Company entered into an agreement with an unrelated third party (the “Holder”) for a $55,000 line of credit (the “Line Agreement”). The Company was unable to repay the amount owed under the Line Agreement by the November 27, 2012 maturity date and owed $13,500 as of December 31, 2012. On January 14, 2013, the Holder of the Line Agreement entered into an assignment agreement with an unrelated third party (the “Assignee”) whereby the Assignee assumed all of the Holder’s right, title, and interest in and to the Line Agreement in the aggregate amount of $13,500 (the “Note”). As consideration for the assignment of the Note, on January 15, 2013, we issued the Assignee 2,459,355 shares of common stock and the Assignee paid the Holder $13,500. The market value of the 2,459,355 shares of common stock on the date of the assignment was approximately $49,000 per share resulting in the Company recording a loss on extinguishment of debt of approximately $35,700.

Long-term debt

The following table summarizes the components of our long-term debt:

September 30, 2013

Atlantic convertible note funded July 24, 2013	$34,926
Atlantic convertible note funded August 28, 2013	26,577
FF A & R 1st Debenture dated September 19, 2013	8,391
FF 2nd Debenture dated September 19, 2013	200,000
FF 3rd Debenture dated September 19, 2013	7,841

Long-term convertible notes	$277,735

Long-term derivative liabilities	$319,393

Atlantic Agreement and SPA

On July 12, 2013, the Company entered into an Exclusive Manufacturing Agreement (the “Agreement”) with Atlantic Footcare, Inc., a Rhode Island corporation (“Atlantic”) whereby Atlantic would be the Company’s exclusive manufacturer of its new shoe insole to be used with our embedded GPS devices. In conjunction with the Agreement, on July 24, 2013 (the “Closing”), we also entered into a Security Purchase Agreement (the “SPA”) with Atlantic. Pursuant to the SPA, Atlantic has committed to purchase (A) a convertible promissory note (the “Atlantic Note”) in the original principal amount of $200,000, accruing 6% interest per annum, and maturing on November 13, 2014, and (B) a warrant to purchase shares of the Company’s common stock, par value $0.001 per share (the “Warrant”).

In accordance with the SPA, Atlantic agreed to lend to the Company up to $200,000, as follows:

(i)           $50,000 (comprised of $25,000 in cash and $25,000 in insole development and tooling costs associated with manufacturing insoles containing the Company’s GPS devices, the value of which shall be determined by Atlantic (the “Services”)); and

(ii)         3 installments of $50,000 (each comprised of $25,000 in cash and $25,000 in Services) of which one installment has been made as of September 30, 2013.

.

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

112359 Factor Fund

Effective September 19, 2013, the Company entered into a Securities Purchase Agreement with 112359 Factor Fund, LLC (the “Fund”) pursuant to which the Company issued and sold to the Fund (i) an amended and restated convertible debenture (the “A & R 1st Debenture”) in the principal amount of $123,394, (ii) a secured convertible debenture in the principal amount of $200,000 (the “2nd Debenture”), and (iii) a secured convertible debenture payable in eight (8) tranches totaling an aggregate principal balance of $901,000 (the “3rd Debenture” and together with the A & R 1st Debenture and 2nd Debenture, the “Debentures”).

As discussed above in Short-term borrowings, effective September 19, 2013, JMJ entered into an assignment agreement with the Fund, whereby JMJ sold 100% of its right, title and interest in the JMJ Note to the Fund. In order to amend and restate the terms of the JMJ Note that was transferred to the Fund, the Company agreed to exchange the JMJ Note for a new debenture (i.e., the A & R 1st Debenture). The principal changes effected in the A & R 1st Debenture include: an increase in the amount outstanding from $74,394 to $123,394; the reduction of the interest rate to the lesser of the applicable Federal Rate or 6% per annum; the extension of the maturity dates to the third anniversary of the original payment dates; and the grant to the Fund of the right to convert any portion of the principal amount of A & R 1st Debenture into shares of common stock of the Company at a price equal to 100% of the average of the 5 lowest closing market prices for the Company’s common stock for the 30 trading days preceding conversion. The Fund may not, however, convert the A & R 1st Debenture if such conversion would result in the Fund owning more than 4.99% of the Company’s outstanding shares of common stock, subject to the Fund’s right to waive this limit upon 65 days prior notice. If the A & R 1st Debenture is repaid and/or converted in full prior to its maturity date, all accrued interest will be forgiven.

The 2nd Debenture, in the amount of $200,000, was issued to the Fund in consideration for the Fund’s various agreements issued under the Security Purchase Agreement. The 2nd Debenture matures December 31, 2017 and accrues interest on the unconverted outstanding principal balance at a rate per annum of the lesser of the applicable Federal Rate or six percent (6%). Following the Payment Compliance Date, as defined below, at the option of the Fund, the outstanding principal amount due under the 2nd Debenture may be converted into shares of the Company’s common stock at a price equal to lesser of (a) the outstanding balance due under the Debenture divided by $0.01 per shares (the “Conversion Price,”) or (b) 9.99% of the then-current issued and outstanding capital stock of the Company as of the first (1st) anniversary of the Payment Compliance Date. The “Payment Compliance Date” shall mean the later to occur of (a) the date on which the Fund has paid the Company the full $425,000 purchase price of the 3rd Debenture, or (b) the date on which all amounts due to the Fund, except for amounts due under the 2nd Debenture, have been fully paid. If the 2nd Debenture is repaid and/or converted in full prior to its maturity date, all accrued interest will be forgiven.

The face amount of the 3rd Debenture is $901,000. The Fund has agreed to purchase the 3rd Debenture in eight (8) installments (each such installment that is paid is referred to as a “Tranche”). The 3rd Debenture matures on the third (3rd) anniversary date of each Tranche payment. The payment and maturity dates of each Tranche are as follows:

Tranche Number	Tranche Payment Date	Tranche	Obligation	Maturity Date
1	September 19, 2013	$75,000	$159,000	September 18, 2016
2	October 14, 2013	$50,000	$106,000	October 13, 2016
3	November 15, 2013	$50,000	$106,000	November 14, 2016
4	December 13, 2014	$50,000	$106,000	December 12, 2017
5	January 17, 2014	$50,000	$106,000	January 16, 2017
6	February 14, 2014	$50,000	$106,000	February 13, 2017
7	March 14, 2014	$50,000	$106,000	March 13, 2017
8	April 18, 2014	$50,000	$106,000	April 17, 2017
Total Principal		$425,000	$901,000

Interest on the 3rd Debenture accrues on the unconverted outstanding principal balance hereof at a rate per annum of the lesser of the applicable Federal Rate or six percent (6%) and on a pro rata basis to the extent that each Tranche has been paid. The outstanding amounts due under the 3rd Debenture are convertible at the option of the Fund into shares of the Company’s common stock at 100% of the average of the five (5) lowest closing market prices for the Common Stock for the thirty (30) trading days preceding each conversion; provided, however, that the Fund cannot own more than 4.99% of the Company’s outstanding shares of common stock at any time, which limit may be waived by the Fund upon 65 days notice. If the 3rd Debenture is repaid and/or converted in full prior to its maturity date, all accrued interest will be forgiven.

The Debentures are secured by a blanket lien on substantially all of the Company’s assets pursuant to the terms of a security agreement (the “Security Agreement”) executed by the Company and its subsidiaries in favor of the Fund. If an event of default occurs and continues for more that 30 days following written notice of default from the Fund, under the Security Agreement, the fund may, in addition to any other remedies available to it, foreclose upon the assets securing such Debentures.

In addition, to further secure the Company’s obligations under the Debentures, the Company’s Chief Executive Officer, Mr. Patrick Bertagna, has pledged 13,180,378 shares of his common stock of the Company (the “Pledged Securities”) pursuant to a stock pledge agreement (the “Pledge Agreement”) executed by Mr. Bertagna in favor of the Fund. Upon the breach of any provision in the Pledge Agreement or upon the occurrence of any default event under the Debentures, the Fund may exercise any rights and remedies available, including, but not limited to, sale, assignment or other disposal of any or all of the Pledged Securities in exchange for cash or credit. The Fund’s rights under the Pledge Agreement are limited to the extent that the Fund has agreed not to own more than 4.99% of the Company’s outstanding shares of common stock at any time, which limitation the Fund can, however, waive upon 65 days notice.

Derivative liabilities

The conversion features embedded in the convertible notes were evaluated to determine if such conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative. Excluding the 2nd Debenture, in all of the long-term and short-term convertible notes outstanding at September 30, 2013 and December 31, 2012, the conversion feature was accounted for as a derivative liability. The derivatives associated with the long-term and short-term convertible notes were recognized as a discount to the debt instrument and the discount is amortized over the expected life of the notes with any excess of the derivative value over the note payable value recognized as additional interest expense at the issuance date. Included in Derivative Expense, net in the accompanying Consolidated Statements of Operations is expense related to the amortization of debt discount totalling $122,597 and $204,777 during the three and nine months ended September 30, 2013, respectively. No such expense was recognized during the three and nine months ended September 30, 2012.

The derivative liability was calculated using the Black Scholes method over the expected terms of the convertible debentures, with a risk free rate of 1% and volatility of 314% as of September 30, 2013 and a risk free rate of 1% and volatility of 546% as of December 31, 2012. Included in Derivative Expense, net in the accompanying Consolidated Statements of Operations is income arising from the change in fair value of the derivatives of $14,534 and $80,399 during the three and nine months ended September 30, 2013, respectively. No such income was recognized during the three and nine months ended September 30, 2012.

5. EQUITY

Common Stock

The Company issued the following shares of common stock during the nine months ended September 30, 2013:

	Value of Shares	Number of Shares
Shares issued for services rendered	$68,300	3,800,000
Shares issued for accrued salaries and expenses	186,450	14,350,000
Shares issued with repurchase rights	9,315	1,000,000
Shares issued for conversion of debt	82,371	8,000,100
Shares issued for financing	49,187	2,459,355
Shares issued for advisory agreements	145,000	5,500,000

Total shares issued	$540,623	35,109,455

Shares issued for services rendered were to various members of management, employees and consultants and are expensed as Stock-Based Compensation in the accompanying consolidated statement of operations. Shares issued for accrued expenses were granted to members of management, Board Members, consultants and employees as payment for portions of amounts owed to them for services rendered in previous periods. Shares issued with repurchase rights relate to shares granted to members of management and the Board of Directors whereby the Company retained the rights to acquire the shares from the stock recipients and such repurchase rights lapsed rateably over twelve months at a rate of 1/12th per month beginning on January 1, 2013. Upon vesting, the shares are revalued based on the average stock price during the respective month and the related stock based compensation expense is recognized. Shares issued for conversion of debt relate to conversions of the JMJ note discussed in Note 4. Shares issued for financing relate to shares issued to the Assignee as payment of the Line Agreement (see Note 4). Shares issued for advisory agreements relate to shares issued to BSI as payment for two separate advisory agreements (see discussion below).

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

On June 26, 2013, the Company entered into a second one-year advisory service agreement with BSI (the “June Advisory Agreement”). During the term of the June Advisory Agreement, BSI will include the Company in its upcoming Traumatic Brain Injury awareness conference, participate in the direct response marketing campaign and expand its social media awareness programs relative to this issue and the products and services offered by the Company. As compensation for such services, on June 26, 2013 the Company issued BSI 2,500,000 shares of common stock valued at the grant date fair value of $25,000.

Common Stock Warrants

Since inception, the Company has issued warrants to purchase shares of the Company’s common stock to shareholders, consultants and employees as compensation for services rendered and/or through private placements.

A summary of the Company’s warrant related information as of September 30, 2013 is as follows:

Stock Warrants as of September 30, 2013
Exercise	Warrants	Remaining	Warrants
Price	Outstanding	Life (Years)	Exercisable

$0.08	5,720,000	0.38	5,720,000
$0.02	2,000,000	1.94	2,000,000
	7,720,000	0.79	7,720,000

Additionally, in connection with the SPA entered into with Atlantic on July 12, 2013 (See Note 4), the Company issued a Warrant to Atlantic, whereby Atlantic is entitled to purchase from the Company a total number of shares of common stock, such that, when added to the total number of shares of common stock acquired by Atlantic upon conversion of the Atlantic Note, equals 12% of the common stock outstanding as of the date of such conversion, as such total outstanding amount may, be increased by issuances of common stock occurring on or prior to November 13, 2014 (or by issuances of common stock occurring after November 13, 2014 but pursuant to convertible instruments issued or commitments made by the Company prior to November 13, 2014), other than issuances of excluded securities as such term is defined in the Atlantic Note, at an exercise price per share equal to $0.001 per share, at any time and from time to time on or after the Closing Date and through and including November 13, 2020. As of the date of this Quarterly Report, Atlantic has not converted any portion of the Atlantic Note.

Common Stock Options

During the nine months ended September 30, 2013 and 2012, the Company recorded compensation expense related to options granted under the 2008 Equity Compensation Plan (the “2008 Plan”) of $0 and $5,310, respectively.

The 2008 Plan provides for the issuance of a maximum of 7,000,000 shares of which, after adjusting for expired and estimated pre-vesting forfeitures, options for approximately 1,482,000 shares were still available for grant under the plan as of September 30, 2013.

Stock option activity under the 2008 Plan for the nine months ended September 30, 2013 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Grant Date Fair Value
Outstanding at December 31, 2012	2,328,570	$0.20	1.02	$205,234
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options cancelled/ forfeited/ expired	(1,139,140)	$0.22	—	(115,217)
Outstanding at September 30, 2013	1,189,430	$0.167	0.30	$90,017

Exercisable at September 30, 2013	1,189,430	$0.167	0.30	$90,017

6. SUBSEQUENT EVENTS

Subsequent to September 30, 2013, the Fund has converted portions of the A & R 1st Debenture into 4,671,758 shares of common stock, resulting in $46,518 of the A & R 1st Debenture being converted.

On October 21, 2013, the Company issued a total of 4,166,667 shares of common stock at $0.012 per share to our Chief Executive Officer, in lieu of the partial payment of accrued wages, the grant-date fair value of which was estimated at $50,000.

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

Operations

We currently conduct our operations through three wholly-owned subsidiaries that operate in various interrelated sectors of the emerging Location-Based Services and Proximity Marketing industry (the emerging industry for localized wireless distribution of advertising associated with a particular place based on the specific location of the person carrying the smartphone). Our subsidiaries are summarized as follows:

•         Global Trek Xploration (“GTX California”) focuses on hardware, software, connectivity, design and development of GPS monitoring products by offering a GPS and cellular location platform that enables subscribers to track in real time the whereabouts of people, pets or high valued assets. Our GPS device, which consists of a miniature transceiver, antenna, circuitry and battery, can be customized and integrated into numerous products whose location and movement can be monitored in real time over the Internet through our 24x7 location data center (“Location Data Center”) tracking portal or on a web enabled cellular telephone.  The GTX California business model is to license its technology platforms to branded partners who desire to deliver their own innovative tracking solutions to consumers or their customers in a wide variety of wearable and portable location devices.  The GTX California value proposition is its ability to customize, localize and optimize an embedded approach to the tracking and monitoring market.  GTX California believes that its ability to customize its products to different form factors for the specific needs of its branded partners sets it apart from its competitors. To date, the Company has created three custom solutions: 1) the monitoring of seniors by installing the GPS device into specially designed shoes; 2) the monitoring of children by installing the GPS device into specially designed shoes; and 3) the monitoring of various high value assets. The Company has on-going initiatives to develop and deploy additional custom hardware, software, monitoring and connectivity solutions throughout various markets.

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

• LOCiMOBILE, Inc., our mobile application subsidiary, has developed and owns LOCiMOBILE®, a suite of mobile tracking applications (“Apps”) that turn the latest Smartphones and tablets such as iPhone®, iPad, Blackberry, Google Android and other GPS enabled handsets into a tracking and location based social networking device which can then be viewed through our Location Data Center tracking portal or on any connected device with internet access. As of the date of this Quarterly Report, our 20 Apps have experienced over 1.6 million downloads in 162 countries. Additionally, we have released our newest enterprise App, Track My Work Force, which allows employers to easily track and monitor employees, drivers, sales reps, and more using their Smartphone, tablet or any web enabled devices. The Company continues to rollout new and innovative products which will include a series of applications that will be geared for the enterprise user, by offering “private label” versions of our popular consumer Apps to companies looking for a more personalized and secure methods of keeping track of their employees. Our roadmap also consists of additional applications for the iPad, other tablets, TV’s, and more applications for the iPhone and Google Android operating systems, all of which are expected to contribute to our user base community, the value of our brand, and revenues from App sales, monthly subscriptions and advertising.

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

Additionally, CANS markets and sells the patent pending digital medical record Code Amber Alertag. The Alertag is a product and service that provides worldwide access to critical personal information in emergency situations for persons who subscribe to the product and service. The Alertag is offered on an annual $29.95 subscription based model, and complements the overall GTX business model of providing location based e-health technologies and services.

Results of Operations

The following discussion should be read in conjunction with our interim consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report.

Three Months Ended September 30, 2013 (“Q3 2013”) Compared to the Three Months Ended September 30, 2012 (“Q3 2012”)

	Q3 2013		Q3 2012
	$	% of Revenues	$	% of Revenues

Revenues	$ 26,198	100%	$ 45,062	100%
Cost of goods sold	22,751	87%	23,898	53%
Net profit	3,447	13%	21,164	47%

Wages and professional fees	198,241	757%	248,424	551%
General and administrative	33,132	126%	41,222	91%
Operating expenses	231,373	883%	289,646	643%
Loss from operations	(227,926)	(870%)	(268,482)	(596%)

Other expense, net	(368,524)	(1,407%)	(2,250)	(5%)
Net loss	$ (596,450)	(2,277%)	$ (270,732)	(601%)

Revenues

Revenues during Q3 2013 decreased by 42% or $18,864 in comparison to Q3 2012 due primarily to the loss of one of our Alertag customers as well as a decrease in our App revenue. To counteract the decreases in our App revenues, which were predominately consumer driven, we are focusing on our Track My Workforce App geared towards the enterprise customer. Revenues generated by the Track My Work Force App continue to grow as we introduce the App into the marketplace. Additionally, the Track My Work Force App has a higher price point and a higher gross margin than our current consumer Apps. We have also begun a new development initiative to revamp some of our older Apps with enhanced features and graphics that are being supported through the new Android and iOS operating systems. We plan to launch our first revamped App by the end of December 2013. In regards to Alertag, we are continuing negotiations with existing customers to develop a mutually beneficial plan for their continued use of the product. We are also looking at ways to revise the marketing structure and rebranding of the Alertag product in order to attract new medical facilities and enterprise customers, putting a greater emphasis on business to business rather than business to consumer.

Cost of goods sold

Cost of goods sold decreased 5% or $1,147 during Q3 2013 in comparison to Q3 2012 due primarily to depreciation on our shoe mold and software development costs which continue to be recorded through cost of goods sold. Despite our decrease in revenues, the shoe mold and software development costs continue to be depreciated over their useful lives resulting in expense in excess of the generated income.

Wages and professional fees

Wages and professional fees during Q3 2013 decreased 20% or $50,183 in comparison to Q3 2012 due primarily to reductions in staff and management positions. These reductions will remain in place as we maintain a low-overhead approach to operations that will adjust as operations require. These decreases were offset by increases in legal fees stemming from our capital raise during Q3 2013.

General and administrative

General and administrative expenses during Q3 2013 decreased 20% or $8,090 in comparison to Q3 2012 due to decreases in depreciation, miscellaneous office expense and website development. the recognition of impairment on capitalized software development costs during Q2 2012.

Other Expense, net

Other expense, net for Q3 2013 consists primarily of costs associated with our debt financings. As part of the Securities Purchase Agreement entered into with the Fund, the Company issued a $200,000 convertible note (the 2nd Debenture) as payment for services provided by the Fund in facilitating the Securities Purchase Agreement. As the 2nd Debenture related to services that had already been received, the full amount was recorded as Finance Costs at the time of issuance. We also recorded a loss on extinguishment of debt in the amount of $34,360 as a result of the assignment of the JMJ Note to the Fund and the subsequent amendment of the JMJ Note into the A & R 1st Debenture on September 19, 2013. Additionally, due to the conversion of portions of the JMJ Note prior to the assignment, we recognized a loss on conversion of $17,745. The accounting treatment for the bifurcation of the derivative liabilities embedded in our long-term and short-term convertible notes results in net derivative expense of $108,063. The net derivative expense represents the change in fair value of the derivative liability during the period as well as the amortization of the related debt discount. Lastly, included is approximately $8,000 of interest expense relating to our long-term and short-term convertible notes.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

	Nine Months Ended September 30,
	2013		2012
	$	% of Revenues	$	% of Revenues

Revenues	$ 121,610	100%	$ 309,922	100%
Cost of goods sold	69,283	57%	256,974	83%
Net profit	52,327	43%	52,948	17%

Wages and professional fees	603,831	497%	808,174	261%
General and administrative	126,513	104%	253,420	82%
Operating expenses	730,344	601%	1,061,594	343%
Loss from operations	(678,017)	(558%)	(1,008,646)	(325%)

Other income (expense), net	(446,358)	(367%)	9,750	3%
Net loss	$ (1,124,375)	(925%)	$ (998,896)	(322%)

Revenues

Revenues during the first nine months of 2013 decreased 61% or $188,312 as compared to the same period in 2012 primarily due to revenues of approximately $157,000 generated from the shipment in 2012 of approximately 1,500 of our GPS devices to Aetrex Worldwide, Inc. (“Aetrex”) for use in its Aetrex NavistarTM GPS Shoe (the “NavistarTM GPS Shoe”). No such sale occurred during 2013. Additionally, revenues generated from our Apps decreased by $50,000, or 72%, to approximately $19,000 when compared to the nine months ended September 30, 2012. This decrease is attributable to a decrease in the purchase of new Apps and a large increase in downloads for upgrades by current subscribers, which upgrades are provided free of charge. To counteract the decreases in our App revenues, which were predominately consumer driven, we are starting a new development phase to increase functionality and graphics supported by the recent launch of the new Apple and Android operating systems. We are also going to increase our focus on business to business sales with our Track My Workforce App geared towards the enterprise customer. Revenues generated by the Track My Work Force App continue to grow as we introduce the App to the marketplace. Additionally, the Track My Work Force App has a higher price point and a higher gross margin than our current consumer Apps.

Cost of goods sold

Cost of goods sold decreased 73% or $187,691 during the nine months ended September 30, 2013 in comparison to the same period in 2012 due to the cost of the GPS devices we shipped to Aetrex during 2012. Cost of goods sold during the 2013 consist primarily of the commissions paid on the sale of our Apps to our subscribers, the commissions owed to Aetrex for their portion of the monthly service fee on the NavistarTM GPS Shoe, and depreciation on the capitalized costs of the Apps that we sell.

Wages and professional fees

Wages and professional fees during the first nine months of 2013 decreased 25% or $204,343 compared to the same 2012 period primarily due to reductions in staff and management positions and marketing and public relations services, all in an effort to cut costs. These reductions will remain in place as we maintain a low-overhead approach to operations that will adjust, as operations require.

General and administrative

General and administrative costs during the nine months ended September 30, 2013 decreased 50% or $126,907 in comparison to the same 2012 period due primarily to the recognition of impairment on capitalized software development costs during the 2012 period. Management assessed the value of our capitalized software development costs during 2012 and determined that, based on the revenues generated from our Apps, that the capitalized assets had been impaired. Accordingly, we wrote-down the software development costs to the estimated net realizable value of approximately $44,000 and recognized an impairment charge of $103,000 during 2012. Excluding the $103,000 impairment charge in 2012, general and administrative expenses in 2013 decreased approximately $24,000 or 16% due primarily to reductions in depreciation expense and travel, as well as, the implementation of various general cost cutting measures.

Other Income (Expense), net

Other income (expense), net for the nine months ended September 30, 2013 consists primarily of costs associated with our financing. As part of the Securities Purchase Agreement entered into with the Fund, the Company issued a $200,000 convertible note (the 2nd Debenture) as payment for services provided by the Fund in facilitating the Securities Purchase Agreement. As the 2nd Debenture related to services that had already been received, the full amount was recorded as Finance Costs at the time of issuance. We also recorded a loss on extinguishment of debt in the amount of $34,360 as a result of the assignment of the JMJ Note to the Fund and the subsequent amendment of the JMJ Note into the A & R 1st Debenture on September 19, 2013. Additionally, due to the conversion of portions of the JMJ Note prior to the assignment and the payoff of a line of credit in January 2013, we recognized a loss on conversion of approximately $70,500. The accounting treatment for the bifurcation of the derivative liabilities embedded in our long-term and short-term convertible notes results in net derivative expense of $124,378. The net derivative expense represents the change in fair value of the derivative liability during the period as well as the amortization of the related debt discount. Lastly, included is approximately $17,000 of interest expense relating to our long-term and short-term convertible notes.

Liquidity and Capital Resources

As of September 30, 2013, we had approximately $57,000 of cash and cash equivalents, and a working capital deficit of approximately $615,000, compared to approximately $31,000 of cash and cash equivalents and a working capital deficit of approximately $664,000 as of December 31, 2012. A significant part of our negative working capital position at September 30, 2013 consisted of $367,958 of amounts due to officers and management of the Company for accrued wages.

During the three and nine months ended September 30, 2013, our net loss increased 120% and 13%, respectively to approximately $596,000 and $1,124,000, respectively, compared to a net loss of approximately $271,000 and $999,000, for the three and nine months ended September 30, 2012, respectively. Net cash used in operating activities for the nine months ended September 30, 2013 and 2012 was approximately $209,000 and $240,000, respectively. The decrease in net cash used in operating activities was primarily due to adjustments to our net loss related to depreciation, the loss on extinguishment of debt, stock based compensation, finance costs and adjustments to our derivative liabilities, as well as, increases in accounts payable to vendors and the continued accrual of portions of wages payable to members of management and various officers in an effort to preserve cash for working capital needs.

There was no cash used for investing activities during the nine months ended September 30, 2013.

Net cash provided by financing activities during the nine months ended September 30, 2013 was $235,500 and consisted of proceeds totaling $230,000 received from advances under various convertible note payable agreements, as well as, short-term loans totaling $40,000 received from related parties. As of September 30, 2013, the Company had paid $25,000 towards the related party loans, as well as, $9,500 towards a short-term loan owed to a vendor.

Because revenues from our operations have, to date, been insufficient to fund our working capital needs, we currently rely on the cash we receive from our financing activities to fund our capital expenditures and to support our working capital requirements.   Previously, we anticipated that revenues from the NavistarTM GPS Shoe that was released December 2011 would increase significantly this year and would provide the funds necessary to fund our working capital needs. However, revenues from the NavistarTM GPS Shoe have been minimal, and we no longer anticipate that the NavistarTM GPS Shoe will constitute a material source of future revenues. Despite the disappointing results of the Navistar GPS shoe, we continue to believe that there is a significant market opportunity for a product that can monitor the location of senior citizens and children through GPS devices embedded in footwear. As a result, in July 2013, we entered into an exclusive three-year contract with Atlantic Footcare, Inc. (“Atlantic”), to develop and launch GPS embedded insoles. The Atlantic GPS unit is currently in the development stage and, is not expected to be released until 2014 During the remainder of 2013, we expect to receive additional revenues from our other licenses, Alertag subscriptions, Track My Work Force subscriptions, international distributors, hardware sales, professional services and new customers in the pipeline. However, the amount of such revenues is unknown and is not expected to be sufficient to fund our working capital needs. For our internal budgeting purposes, we have assumed that such revenues will not be sufficient to fund all of our planned operating and other expenditures. In addition, our actual cash expenditures may exceed our planned expenditures, particularly if we invest in the development of improved versions of our existing products and technologies, and if we increase our marketing expenses.   Accordingly, we anticipate that we will have to continue to raise additional capital in order to fund our operations in 2014.

In order to fund our working capital needs and our product development costs in September 2013 we entered into a Securities Purchase Agreement with 112359 Factor Fund, LLC (the “Fund”) pursuant to which we issued and sold to the Fund (i) an amended and restated convertible debenture (the “A & R 1st Debenture”) in the principal amount of $123,394, (ii) a secured convertible debenture in the principal amount of $200,000 (the “2nd Debenture”), and (iii) a secured convertible debenture payable in eight (8) tranches totaling an aggregate principal balance of $901,000 (the “3rd Debenture” and together with the A & R 1st Debenture and 2nd Debenture, the “Debentures”). The 3rd Debenture has provided us with $125,000 of funds to date, and will continue to provide us with $50,000 of working capital per month through April 2014. The following is a summary of the terms of the Debentures:

The A & R 1st Debenture results from the assignment of our debenture to JMJ Financial (the “JMJ Note”) to the Fund. Since this debenture merely replaced an outstanding loan, the Company did not receive any additional cash from the issuance of this debenture. The A & R 1st Debenture amends and restates in its entirety the JMJ Note. The principal changes effected in the A & R 1st Debenture include: an increase in the amount outstanding from $74,394 to $123,394; the reduction of the interest rate to the lesser of the applicable Federal Rate or 6% per annum; the extension of the maturity dates to the third anniversary of the original payment dates; and the grant to the Fund of the right to convert any portion of the principal amount of the A & R 1st Debenture into shares of common stock of the Company at a price equal to 100% of the average of the 5 lowest closing market prices for the Company’s common stock for the 30 trading days preceding conversion. The Fund may not, however, convert the A & R 1st Debenture if such conversion would result in the Fund owning more than 4.99% of the Company’s outstanding shares of common stock.

The 2nd Debenture, in the amount of $200,000, was issued to the Fund in consideration for the Fund’s various agreements issued under the Security Purchase Agreement. Since this debenture was issued as payment for services and fees, the Company also did not receive any cash from the issuance of this debenture. The 2nd Debenture matures December 31, 2017 and accrues interest on the unconverted outstanding principal balance at a rate per annum of the lesser of the applicable Federal Rate or six percent (6%). Upon the later to occur of (a) the date on which the Fund has paid the Company the full $425,000 purchase price of the 3rd Debenture, or (b) the date on which all amounts due to the Fund, except for amounts due under the 2nd Debenture, have been fully paid, at the option of the Fund, the outstanding principal amount due under the 2nd Debenture may be converted into shares of the Company’s common stock at a price equal to the lesser of (a) the outstanding balance due under the Debenture divided by $0.01 per shares (the “Conversion Price,”) or (b) 9.99% of the then-current issued and outstanding capital stock of the Company as of the first (1st) anniversary of the Payment Compliance Date.

The face amount of the 3rd Debenture is $901,000. The Fund has agreed to purchase the 3rd Debenture in eight (8) installments (each such installment that is paid is referred to as a “Tranche”). The 3rd Debenture matures on the third (3rd) anniversary date of each Tranche payment. The payment date (the date on which the Company receives the amounts indicated in the “Tranche” column) and maturity dates of each Tranche are as follows:

Tranche Number	Tranche Payment Date	Tranche	Obligation	Maturity Date
1	September 19, 2013	$75,000	$159,000	September 18, 2016
2	October 14, 2013	$50,000	$106,000	October 13, 2016
3	November 15, 2013	$50,000	$106,000	November 14, 2016
4	December 13, 2014	$50,000	$106,000	December 12, 2017
5	January 17, 2014	$50,000	$106,000	January 16, 2017
6	February 14, 2014	$50,000	$106,000	February 13, 2017
7	March 14, 2014	$50,000	$106,000	March 13, 2017
8	April 18, 2014	$50,000	$106,000	April 17, 2017
Total Principal		$425,000	$901,000

Interest on the 3rd Debenture accrues on the unconverted outstanding principal balance hereof at a rate per annum of the lesser of the applicable Federal Rate or six percent (6%) and on a pro rata basis to the extent that each Tranche has been paid. The outstanding amounts due under the 3rd Debenture are convertible at the option of the Fund into shares of the Company’s common stock at 100% of the average of the five (5) lowest closing market prices for the Common Stock for the thirty (30) trading days preceding each conversion; provided, however, that the Fund cannot own more than 4.99% of the Company’s outstanding shares of common stock at any time, which limit may be waived by the Fund upon 65 days notice.

As of the date of this Quarterly Report, the Fund had converted $16,518 owed under the A & R 1st Debenture into 2,150,750 shares of the Company’s common stock and made the first two Tranche payments required under the 3rd Debenture.

As described above, on July 12, 2013, we entered into an Exclusive Manufacturing Agreement (the “Agreement”) with Atlantic, whereby Atlantic serves as our exclusive manufacturer of its new shoe insole to be used with our embedded GPS devices. In conjunction with the Agreement, on July 24, 2013 (the “Closing”), we also entered into a Security Purchase Agreement (the “SPA”) with Atlantic. Pursuant to the SPA, Atlantic has committed to purchase (A) a convertible promissory note (the “Atlantic Note”) in the original principal amount of $200,000, accruing interest 6% per annum, and maturing on November 13, 2014, and (B) a warrant to purchase shares of the Company’s common stock, par value $0.001 per share (the “Warrant”).

In accordance with the SPA, Atlantic agrees to lend to the Company up to $200,000, as follows:

(i)	$50,000 (comprised of $25,000 in cash and $25,000 in insole development and tooling costs associated with manufacturing insoles containing the Company’s GPS devices, the value of which shall be determined by Atlantic (the “Services”)); and

(ii)	3 installments of $50,000 (each comprised of $25,000 in cash and $25,000 in Services)of which the first installment has been received as of the date of this Quarterly Report.

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

The licensing agreements, distribution agreements and product sales initiatives we have in place have, to date, not generated substantial revenues.  No assurance can be given that our current contractual arrangements and the revenues from our GPS tracking shoes, device sales, subscriptions, Alertags, software licensing, or our smart phone or tablet Apps will generate significant revenues during the balance of 2013. Accordingly, we will be dependent upon the cash advances that we expect to receive from the Fund under the 3rd Debenture and from Atlantic under the SPA.

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

As noted above, based on budgeted revenues and expenditures, unless revenues increase significantly, we believe that our existing and projected sources of liquidity may not be sufficient to satisfy our cash requirements for the next twelve months.   Accordingly, we will need to raise additional funds in 2014.  The sale of additional equity securities will result in additional dilution to our existing stockholders. Sale of debt securities could involve substantial operational and financial covenants that might inhibit our ability to follow our business plan.  Although we have received funds from several new sources during 2013 thus far, we may still require additional financing for the next twelve months, and there is no assurance that sufficient funding through a financing will be available to us at acceptable terms or at all. Any additional funding that we obtain in a financing is likely to reduce the percentage ownership of the Company held by our existing security-holders. The amount of this dilution may be substantial based on our current stock price, and could increase if the trading price of our common stock declines at the time of any financing from its current levels. We may also attempt to raise funds through corporate collaboration and licensing arrangements.  To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to grant licenses on terms that are not favorable to us. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain the needed additional funding, we may have to further reduce our current level of operations, or may even have to totally discontinue our operations.

Since inception in 2002, we have generated significant losses (as of September 30, 2013, we had an accumulated deficit of approximately $15,055,000), and we currently expect to incur continued losses until our revenue initiatives collectively generate substantial revenues. Please see the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2012 for more information regarding risks associated with our business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 17, 2013, we issued a total of 12,500,000 shares of common stock for services rendered. These shares consisted of a total of 11,250,000 shares (valued at $112,500) to our CEO, COO, interim CFO, two Board Members and a consultant as partial payment for accrued wages and 250,000 shares (valued at $2,500) being issued to each of the five member Board of Directors as compensation for the attendance of board meetings.

On October 21, 2013, we issued 4,166,667 shares of common stock (valued at $50,000) to our CEO as partial payment for accrued wages.

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

GTX CORP
Date: November 14, 2013 By:	/s/ ALEX MCKEAN Alex McKean, Interim Chief Financial Officer (Principal Financial Officer)

Date: November 14, 2013 By:	/s/ PATRICK BERTAGNA Patrick Bertagna, Chief Executive Officer

