Form 10-K
period 2013-12-31
GTX CORP
filed 2014-04-10
CIK 1375793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates as of June 30, 2013 was $893,168, based on the closing price of the registrant's common stock reported by the OTCQB market on June 28, 2013. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The outstanding number of shares of common stock as of April 9, 2014 was 142,002,593.

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

OVERVIEW OF THE BUSINESS

GTX Corp utilizes miniaturized, low power consumption technology in its global positioning system (“GPS”) and cellular location platform of products and services that answer the “where is” question. For subscribers who want to know where their grandmother, child, spouse, pet, bike, motorcycle or any other high valued assets are located, GTX Corp has a solution that answers that question and enables subscribers to track their whereabouts in real time. The ability to track people or property is available through our complete end to end, customizable GPS/GPRS transceiver module, wireless connectivity gateway, smartphone mobile applications (“Apps”), middleware, and viewing portal. We provide various interrelated and complimentary products and services in the Personal Location Services marketplace and integrates two-way GPS tracking technologies that seamlessly integrate with consumer products and enterprise applications. Utilizing its growing global distribution channel network, the Company provides personal location solutions through hardware devices, software platform licensing and smartphone applications.

Since the inception of our business, GTX Corp has developed and commercially released several products, including our award winning, patented GPS tracking smart shoe, a hosted and scalable backend monitoring platform, more than 20 smartphone and tablet Apps and a digital medical record alertag. The Company has five current and proposed revenue streams comprising of licensing, product sales, recurring subscriptions, advertising, and professional services. These core products and services are supported by GTX’s IP portfolio of issued patents, patents pending, registered trademarks, copyrights, URLs and a library of custom hardware and software ready for license and distribution to the global community.

Our goal is to differentiate ourselves from other providers of personal location solutions through our “white label” licensing model, innovative products, our brand, media and social media recognition, our renowned strategic partners, our growing international channels of distribution, our technology platform and our intellectual property portfolio. Our plan is to integrate customizable tracking solutions that can provide functionality and personalized interfaces offering consumers and businesses a broad array of localized personal location solutions.

Our operations are currently conducted through the following three wholly-owned subsidiaries that operate in various interrelated sectors of the emerging Location-Based Services and Proximity Marketing industries:

Global Trek Xploration (“GTX California”)

GTX California focuses on hardware, software, connectivity, design and development of GPS monitoring products by offering a GPS and cellular location platform that enables subscribers to track in real time the whereabouts of people, pets or high valued assets. Our GPS device, which consists of a miniature transceiver, antenna, circuitry and battery, can be customized and integrated into numerous products whose location and movement can be monitored in real time over the Internet through our 24x7 location data center (“Location Data Center”) tracking portal or on a web enabled cellular telephone.  The Location Data Center tracking portal is fully scalable and has been licensed to several partners both in the U.S. and internationally. It is a secure platform equipped with a database, application-programming interface (API) for custom integration and communication SMS gateway software and hardware. Subscriber internet communications are routed through GTX California’s proprietary, fault-tolerant, carrier-class, and application-specific interface software. Our Location Data Center services are also offered to non-GTX California products and hardware systems (i.e. handsets and personal electronics) of major electronics manufacturers through the offer and sale of exclusive licenses (either geographical, regional or product categories).

Our objective is to be a leading provider of wireless location services through the convergence of state-of-the-art enhanced global positioning, wireless communications and other technologies that empower people and businesses with the ability to locate other people or property, whenever and wherever they choose. Markets that GTX California is currently in, or is exploring, include:

•	Families with members who have Alzheimer’s disease and developmentally challenged adults;
•	Elder care support and e-health applications;
•	Adults and children with cognitive disorders such as Autism and TBI;
•	High value asset tracking and location capability of bikes, motorcycles, containers, luggage, and other assets that require monitoring or tracking;
•	Mobile work force, and
•	Field workers, first responders and law enforcement.

Technology

Our current location tracking product design utilizes quad-band GSM telephony chip sets and can be adapted to the prevalent wireless technologies, be they 3G or 4G. Our module’s GPS electronics, utilizing advanced “weak signal server-enhanced” technology will provide rapid location identification.

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

GTX California has the ability to customize its products to different form factors for the specific needs of its branded partners. To date, the Company has created three custom solutions: 1) the monitoring of seniors by installing the GPS device into specially designed shoes; 2) the monitoring of children by installing the GPS device into specially designed shoes and backpacks; and 3) the monitoring of various high value assets.

In 2010, GTX California entered into a license agreement with Aetrex Worldwide, Inc. under which we granted Aetrex the exclusive right to embed our GPS tracking device into certain footwear products manufactured and sold solely by Aetrex (the “License Agreement”). The NavistarTM GPS Shoes monitor the locations of “wandering” seniors afflicted with dementia. In order to activate the tracking features of the Navistar GPS Shoe, the user of the shoes purchases a monthly cellular connection plan from GTX California. The Company is responsible for the cellular/GPS activation, for arranging and providing cellular connection services and for collecting the monthly fees. We receive and retain the recurring monthly monitoring fees received from users of the Aetrex embed tracking footwear, although we have agreed to remit a varying portion of those monthly fees to Aetrex. Although the GPS Shoe received significant interest from various eldercare organizations and was prominently featured in the media, sales to date of the Navistar GPS Shoe have not met our expectation or the expectations of Aetrex. Accordingly, effective March 18, 2014, we did not renew our license agreement with Aetrex, and Aetrex has ceased actively marketing or selling this first generation line of GPS Shoes.

During 2013, the Company entered into an exclusive three-year contract with Atlantic Footcare, Inc., (“Atlantic”) to develop and launch the GPS SmartSoleTM (the “SmartSole”), a product designed to monitor the location of the wearer of shoes that are outfitted with the SmartSole. Atlantic is the Company’s exclusive manufacturer of the new shoe insole to be used with our embedded GPS devices. The patented SmartSole fits easily into most shoes providing the user even more opportunities to use the tracking device in comparison to that provided with the Navistar GPS Shoes. The SmartSoles are designed to bring peace of mind to family members and those caring for the millions of people suffering from memory impairment and chronic wandering. A miniaturized GPS tracking chip is embedded in the insoles and powered by a rechargeable battery that lasts up to 5 days on a single inductive charge (50% longer than the battery life in the Navistar GPS Shoes). The inductive charger also makes the SmartSole significantly easier to use than the GPS Shoe. The SmartSole sends a signal to the central monitoring website showing the wearer’s exact location using a combination of satellite and cellular technology. Once the GPS tracking account is set up, the location of the SmartSole can be monitored from a computer, tablet or smartphone. As of the date of this Annual Report, the GPS SmartSoleTM is still in its testing phase both in the US and internationally. The product is expected to be commercially released beginning in June 2014.

Designed for less chronic wanderers and as an introduction to our other footwear-based location monitoring products, in March 2014 we released the Bluetooth Low Energy (“BLE”) SmartSoles, a footwear system designed to monitor when the wearer enters or leaves a room or building. The BLE SmartSoles were specifically designed based on the needs of assisted living facilities and the care giving communities. Similar to the SmartSole, the BLE SmartSole looks and feels like a regular insole, may be placed in most shoes and trimmed to fit. The BLE SmartSole is embedded with a miniaturized BLE chip that reports when the user crosses a virtual perimeter. The BLE SmartSole has a battery life of over one year, alleviating the caregiver from the worry of recharging or replacing batteries. The technology is customizable for personal home use or commercial assisted living facilities. The caregiver is alerted via email or text when the wearer leaves the area.

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

On February 15, 2013 and June 26, 2013, the Company entered into two separate one-year advisory service agreements with Brewer Sports International, LLC (“BSI”) (the “Advisory Agreements”). The goal of the Advisory Agreements is to increase our brand and market awareness in an effort to increase sales and expand our global reach, including integration of our GPS Smart Shoe technology with BSI’s Coalition for Concussion Treatment campaign. BSI will utilize its extensive network to facilitate outreach efforts with synergetic companies and partnering organizations as well as secure product endorsements and global exposure for our product line. BSI has included the Company in its Traumatic Brain Injury awareness conference and expand its social media awareness programs relative to this issue and the products and services offered by the Company. As compensation for such services, the Company has granted BSI 5,500,000 shares of common stock valued at $145,000.

LOCiMOBILE, Inc.,

LOCiMOBILE, Inc., our mobile application subsidiary, developed and owns LOCiMOBILE®, a suite of mobile tracking applications (“Apps”) that turn the latest Smartphones and tablets such as iPhone®, iPad, Blackberry, Google Android and other GPS enabled handsets into a tracking and location based social networking device which can then be viewed through our Location Data Center tracking portal or on any connected device with internet access.  As of the date of this Annual Report, our 20+ Apps have experienced over 1.6 million downloads in 162 countries. Additionally, we have released our newest enterprise App, Track My Work Force, which allows employers to easily track and monitor employees, drivers, sales reps, and more using their Smartphone, tablet or any web enabled devices. The Company continues to rollout new and innovative products which will include a series of applications that will be geared for the enterprise user, by offering “private label” versions of our popular consumer Apps to companies looking for a more personalized and secure methods of keeping track of their employees. Our roadmap also consists of additional applications for the iPad, other tablets, TV’s, and more applications for the iPhone and Google Android operating systems, all of which are expected to contribute to our user base community, the value of our brand, and revenues from App sales, monthly subscriptions and advertising.

The LOCiMOBILE® Apps can be downloaded to the user’s smartphone from the company’s www.locimobile.com website, the Apple iTunes online store and the Android Marketplace. Part of the future evolution of the LOCiMobile® products development may include the implementation of Cloud Architecture, which is a style of computing in which dynamically scalable and often virtualized resources are provided as a service over the Internet. This type of architecture will allow our subscribers to take location data and augment that data with other pertinent information providing a content rich solution.  This will not only enhance the user experience but also create value to the viewers and subscribers. Knowing the whereabouts of a loved one, friend or co-worker has value, but knowing particulars about those whereabouts and if there are any other friends or loved ones in the area, or if there are any potential dangers in the area, increases the value of the information. For example, knowing the location of a child and then augmenting that information with the known whereabouts of registered sex offenders increases the value of the information and ultimately empowers the user. More and more people use their smart phones to text, e-mail, search the Internet or listen to music.  Because these devices are becoming smarter, growing in use and numbers and are proliferating worldwide, they create the perfect long term environment for developing geo spatial, dynamic in real time solutions that interact not only with each other but with other widely adopted platforms and data bases.  This in turn will create value when intersecting information with location and proximity. Seamlessly adding location and proximity to a common exchange of text messaging significantly change the dynamics of text messaging.

Code Amber News Service, Inc. (“CANS”)

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

GENERAL

We maintain several Internet websites including; www.gtxcorp.com, www.locimobile.com, www.gpsshoe.com, www.gpssmartsole.com, www.codeamberalertag.com and www.gpstrackingapps.com. Our annual reports, quarterly reports, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and other information related to this Company, are available, free of charge, on our website as soon as we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission. The Company’s various Internet websites and the information contained therein, or connected thereto, are not, and are not intended, to be incorporated into this Annual Report on Form 10-K.

INTELLECTUAL PROPERTY INVESTMENT

We have invested, and continue to invest, significantly in intellectual properties, which consist of patents, trademarks and URLs. Patents consist of apparatus patents and applications and system and method patents and applications. We have a program to file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate. We hold approximately 17 U.S. issued patents and have two foreign patents pending, the majority of which cover all aspect of the personal locator, its operating system and user interface.

In 2011, we entered into a multi-patent licensing agreement with a third-party for the rights to an additional 62 domestic and international patents. This license was entered into in order to eliminate actual or potential conflicts between our patented technologies and the licensed patents.

THE INDUSTRY

Location-based services are once again central to the wireless industry.  Technological challenges have been resolved with 3G and 4G network speeds now consistent with higher-speed coverage that is widely available.  In our ever-mobile society, it helps to know where we are and where we are going.   Same with caregivers of seniors suffering from Alzheimer’s and dementia, freight forwarding companies wanting to know where their packages, are and employers wanting to know where their field workers are. Many parents desire to have the ability to know where their children are and where they are going.  Having such information is now possible with access to real-time information delivered on-demand through locator systems and technologies such as ours.

The rising need for two-way GPS and location based services is influenced by several factors, among them:

•	Universal awareness and expanding penetration of GPS enabled mobile smartphones & tablets (estimated 2 billion shipments worldwide by 2015).
•	Personal and asset security concerns affecting a greater portion of the population.
•	Increasing numbers of elderly or memory impaired (Alzheimer’s, Autism, etc. 9million in U.S. and growing to 270 million worldwide).
•	Corporations needing to manage worker productivity and logistics.
•	Government agencies, law enforcement and military personnel monitoring.
•	Massive life style adoption of Location Based Social Networking.
•	Proximity Advertising - the new standard.

GROWTH STRATEGY

By approaching the marketplace with a business-to-business (B2B) and business-to-consumer (B2C) strategy through our three business units, our goal is to become one of the major providers of personal and asset location services to specific niche business channel partners and once we hit critical mass in pricing, to the mass consumer markets.  The strategy is to establish licensing relationships with key industry partners who will embed our technology into their products to sell to their established customer base. Key elements of our strategy include:

•	Providing our Personal Locator embedded module to licensees to empower their products with two-way GPS tracking capabilities;
•	A mass market retail price under $199.00 for Personal Location devices;
•	A monthly service fee structure, under $20.00, having multiple convenient access points (mobile phone, land line, or via the Internet); and
•	Ease of use at the location interface point as well as with the device.

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

GOVERNMENT REGULATION

We are subject to federal, state and local laws and regulations applied to businesses generally as well as FCC, IC and CE wireless device regulations and controls.  We believe that we are in conformity with all applicable laws in all relevant jurisdictions.  We do not believe that our operations are subject to any environmental laws and regulations of the United States nor the states in which they operate.

OTHER LOCATION PRODUCTS

In addition to marketing our own proprietary products, we also market and sell the line of Prime devices, the GTX AVL, and the “Micro LOCi”, tracking devices that are manufactured by third party suppliers. The Prime is a compact, fully certified quad-band integrated device that provides complete GSM/GPRS functionality for mobile tracking applications, which is waterproof, shock proof and comes with an SOS button. The micro LOCi is a more compact, fully certified quad-band integrated device that provides complete GSM/GPRS functionality for mobile tracking applications. The GTX AVL is a low cost vehicle tracking device. These products are sold under our GTX brand, and they can be branded with other companies’ names. All these devices operate through, and use our middleware platform and viewing portal. These devices can be sold individually or as a complete solution including platform and wireless connectivity, providing us with product sales revenues and subsequent recurring monthly service revenues. In addition to hardware device sales, as part of our international expansion plans, we are also licensing our enterprise portal and middleware platform, which contributes to an increase in monthly subscription revenues. The Company currently has three international licensed distributors and anticipates signing on an additional five or six during 2014.

EMPLOYEES AND CONSULTANTS

As of December 31, 2013, the Company had four employees and over a dozen independent contractors. Any selling, marketing, technical, IT and/or software development work that is not handled by our employees is outsourced to qualified contractors and consultants as deemed necessary.

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

As of December 31, 2013, we had a working capital deficit of approximately $736,000 and an accumulated deficit of approximately $15,436,000.  In addition, for the year ended December 31, 2013, we had a loss of approximately $1,505,000 and negative cash flow from operating activities of approximately $345,000. Revenues generated from our current operations are not sufficient to pay our on-going operating expenses. Therefore, we will have to obtain additional funding from the sale of our securities or from strategic transactions in order to fund our current level of operations. In order to fund our working capital needs and our product development costs, in September 2013 we entered into a Securities Purchase Agreement with 112359 Factor Fund, LLC (the “Fund”) which included, among other debentures, a secured convertible debenture payable in eight (8) tranches totaling $425,000. As of April 9, 2014, the debenture has provided us with $375,000 and will provide us with a final payment of $50,000 in April 2014. Additionally, on July 24, 2013, we also entered into a Security Purchase Agreement (the “SPA”) with Atlantic, whereby Atlantic has committed to loan the Company $100,000 in cash, of which $81,250 has been funded as of April 9, 2014. Aside from the Fund and Atlantic SPA, we have not identified the sources for additional financing that we may require, and we do not have commitments from third parties to provide this financing. Certain investors may be unwilling to invest in our securities since we are traded on the OTCQB market and not on a national securities exchange, particularly if there is only limited trading in our common stock on the OTCQB market at the time we seek financing. There is no assurance that sufficient funding through a financing will be available to us at acceptable terms or at all. Historically, we have raised capital through the issuance of our equity securities. However, given the risks associated with our business, the risks associated with our common stock, the worldwide financial crisis that has severely affected the capital markets, and our status as a small, unknown public company, we expect in the near future, we will have a great deal of difficulty raising capital through traditional financing sources. Therefore, we cannot guarantee that we will be able to raise capital, or if we are able to raise capital, that such capital will be in the amounts needed. Our failure to raise capital, when needed, and in sufficient amounts, will severely impact our ability to continue to develop our business as planned. In addition, if we are unable to obtain funding as, and when needed, we may have to further reduce and/or cease our future operations. Any additional funding that we obtain in an equity or convertible debt financing is likely to reduce the percentage ownership of the company held by our existing security holders.

Based on the above factors, our auditors have concluded that there is substantial doubt as to our ability to continue as a going concern.

We have had operating losses since formation and expect to continue to incur net losses for the near term.

Previously, we anticipated that revenues from the NavistarTM GPS Shoe that was released December 2011 would increase significantly this year and would provide the funds necessary to fund our working capital needs. However, revenues from the NavistarTM GPS Shoe have been minimal, and the license agreement for commercialization of the NavistarTM GPS Shoe has expired and not been renewed. As a result, we currently have a working capital deficit and our current and projected revenues are not sufficient to fund our anticipated operating needs. We have reported net losses of approximately $1,505,000 and $1,218,000 for the years ended December 31, 2013 and 2012, respectively.   Unless our sales increase substantially in the near future, we anticipate that we will continue to incur net losses in the near term, and we may never be able to achieve profitability.  In order to achieve profitable operations we need to significantly increase our revenues from the sales of product and licensing fees.   We cannot be certain that our business will ever be successful or that we will generate significant revenues and become profitable.  As a result, an investment in our company is highly speculative and no assurance can be given that our business model will be successful and, therefore, that our stockholders will realize any return on their investment or that they will not lose their entire investment.

Our current sources of funding are limited, and any additional funding that we may obtain may be on unfavorable terms and may significantly dilute our existing shareholders.

We currently have limited funds available from which we can fund our current and proposed operating activities. In September 2013 we entered into a secured convertible debenture payable in eight (8) tranches totaling $425,000. As of April 9, 2014, the debenture has provided us with $375,000 and will provide us with a final payment of $50,000 in April 2014. Additionally, in July 2013, Atlantic committed to loan the Company $100,000 in cash, of which $81,250 has been loaned as of April 9, 2014. The amount of funds currently available to us under these debentures, and the amount of revenues that we currently generate, collectively are not sufficient to fund our operating expenses. As a result, unless our revenues increase significantly in the near future, we will have to obtain additional public or private equity financings or debt financings in order to continue our operations. Any additional funding that we obtain in a financing is likely to reduce the percentage ownership of the company held by our existing security-holders. The amount of this dilution may be substantial based on our current stock price, and could increase if the trading price of our common stock declines at the time of any financing from its current levels. We may also attempt to raise funds through corporate collaboration and licensing arrangements.  To the extent we raise additional capital by issuing equity securities, our stockholders will experience further dilution.  If we raise funds through debt financings, we may become subject to restrictive covenants.  To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or products, or grant licenses on terms that are not favorable to us. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain the needed additional funding, we will have to reduce or even totally discontinue our operations, which would have a significant negative impact on our stockholders and could result in a total loss of their investment in our stock.

Our future capital requirements, and our currently projected operating and liquidity requirements, will depend on many factors, including:

  The testing and ultimately the commercial success of the GPS SmartSoleTM;

  Our ongoing general and administrative expenses related to our being a reporting company;

  Market acceptance of our LOCiMOBILE® products, and the revenues generated from users of our smartphone products;

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

Our projected revenues in 2014 relay heavily on the commercial success of new, commercially untested product, the GPS SmartSoleTM , that we intend to release later this year.

Our first generation location monitoring shoe (the Navistar GPS Shoe) received significant industry and media acclaim. However, because of design and other issues that affected that product, sales of the Navistar GPS Shoe did not meet our expectations. We are now completing the development and testing of a second generation footwear product, the GPS SmartSoleTM, which product we expect to be commercially released later this year. While we believe that the design of the GPS SmartSoleTM , as well as the pricing and marketing changes, will remedy certain of the issues that affected the Navistar GPS Shoe, the GPS SmartSoleTM also is a new, and untested, product. No assurance can be given that our new footwear product will be a commercial success or that the GPS SmartSoleTM will generate significant revenues for us.

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

Wireless technology is rapidly changing, as are the products that our customers are demanding. In order to be able to provide our customers with the products and services that they desire, we too must continuously develop and offer new and improved products and services. We have attempted to adjust our product offerings to address changing market conditions by offering products such as proprietary GPS enabled transport containers, footwear location products, and a variety of smartphone location Apps, secure backpacks, etc.. These products have met with short-term or limited commercial success, and there can be no assurances that consumer or commercial demand for our future products will meet, or even approach, our expectations. In addition, our pricing and marketing strategies may not be successful. Lack of customer demand, a change in marketing strategy and changes to our pricing models could dramatically alter our financial results. Unless we are able to release location based products that meet a significant market demand, we will not be able to improve our financial condition or the results of our future operations.

In order for our products to be successful, we need to establish market recognition quickly, following the introduction of our products.

We believe it is imperative to our success that we obtain significant market recognition in order to compete in our various markets. We have numerous competitors in all of our markets, many of whom have products that directly compete with our existing and proposed products and services. Accordingly, it is important that we establish market recognition for our brands in order to be able to continue to be a material participant in the large markets that we are addressing. To date, we have utilized various marketing and promotional programs and have tried to build market recognition both directly for our products and also by tying our products to the Code Amber brand that we own. However, we have limited experience conducting marketing campaigns, and we may fail to generate significant interest.  We cannot be certain that we will be able to expand our brand and name recognition sufficiently to capitalize on the market acceptance of our name and brand.

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

We currently depend upon one manufacturer for some of the components of our principal products and if we encounter problems with this manufacturer there is no assurance that we could obtain products from other manufacturers without significant disruptions to our business.

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

The market for our products is characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changing customer demands and evolving industry standards, any of which can render existing products obsolete.  We believe that our future success will depend in large part on our ability to develop new and effective products in a timely manner and on a cost effective basis. As a result of the complexities inherent in our products, major new products and product enhancements can require long development and testing periods, which may result in significant delays in the general availability of new releases or significant problems in the implementation of new releases. In addition, if we or our competitors announce or introduce new products our current or future customers may defer or cancel purchases of our products, which could materially adversely affect our business, operating results and financial condition. Our failure to develop successfully, on a timely and cost effective basis, new products or new product enhancements that respond to technological change, evolving industry standards or customer requirements would have a material adverse effect on our business, operating results and financial condition.

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

As of April 9, 2014 our executive officers and directors, in the aggregate, beneficially own shares representing approximately 24.7% of our common stock. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination. On matters submitted to our stockholders for approval, holders of our common stock are entitled to one vote per share. If our executive officers and directors choose to act together, they would have significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these individuals, if they chose to act together, would have significant influence on the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

RISKS RELATED TO AN INVESTMENT IN OUR SECURITIES

The resale of shares by the holders of our convertible promissory notes and our other investors could depress the market price of our common stock.

We have issued a substantial amount of convertible promissory notes in the recent past to fund our working capital and other financial needs. A number of the holders of these convertible notes have been converting these promissory notes into shares of our common stock. The resale of a significant number of these shares into the public market by the investors could depress the market price of our common stock.

Our convertible notes may be converted into shares of our common stock at less than the then-prevailing market price for our common stock if the lenders chooses to convert the notes.

As of December 31, 2013 we had short term convertible notes with outstanding principal balances totalling $142,500 and long term convertible notes with outstanding principal balances totalling approximately $730,000 which could be convertible into shares of the Company’s common stock at at prices less than the then-prevailing market price. The lenders for these convertible notes have a financial incentive to convert the notes and realize the profit equal to the difference between the conversion price and the market price. If the convertible notes are converted, the price of our common stock could decrease. See further discussion regarding the conversion features of our convertible debentures in footnote 7 of our Financial Statements included herein.

Our common stock is thinly traded and the price of our common stock may be negatively impacted by factors that are unrelated to our operations.

Our common stock is currently quoted on the OTCQB market. Trading of our stock through the OTCQB market is frequently thin and highly volatile. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our business objectives, the results of our clinical trials, trading volume in our common stock, changes in general conditions in the economy and the financial markets, or other developments which affect us or our industry. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

When we issue additional shares in the future, it will likely result in the dilution of our existing stockholders.

Our certificate of incorporation authorizes the issuance of up to 2,071,000,000 shares of common stock with a $0.001 par value and 10,000,000 preferred shares with a par value of $0.001, of which 142,002,593 common shares and no preferred shares were issued and outstanding as of April 9, 2014.  From time to time we may increase the number of shares available for issuance in connection with our equity compensation plans.  Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of preferred stock and may choose to issue some or all of such shares to provide additional financing or acquire more businesses in the future.

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

Our common stock is currently quoted on the OTCQB market under the symbol “GTXO.” Since our common stock is not listed on a national securities exchange, if the trading price of our common stock remains below $5.00 per share, trading in our common stock will be subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-national securities exchange equity security that has a market price of less than $5.00 per share, subject to certain exceptions). The additional burdens imposed upon broker-dealers could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and the ability of holders of the common stock to sell their shares.

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

Market Information. Our common stock is quoted on the over-the-counter market on the OTC Bulletin Board and OTCQB trading platform under the symbol “GTXO.” The following table sets forth the high and low sale prices for our common stock on the OTC Bulletin Board and OTCQB market for the periods indicated:

	Year Ended
	December 31, 2013
	High	Low
Quarter ended March 31, 2013	$0.069	$0.016
Quarter ended June 30, 2013	$0.044	$0.010
Quarter ended September 30, 2013	$0.038	$0.006
Quarter ended December 31, 2013	$0.020	$0.008

	Year Ended
	December 31, 2012
	High	Low
Quarter ended March 31, 2012	$0.130	$0.060
Quarter ended June 30, 2012	$0.121	$0.020
Quarter ended September 30, 2012	$0.049	$0.016
Quarter ended December 31, 2012	$0.0349	$0.009

As of April 8, 2014 the last reported sales price or our common stock on the OTCQB market was $0.04.

Holders of Record. As of April 9, 2014, an aggregate of 142,002,593 shares of our common stock were issued and outstanding and were owned by approximately 140 holders of record, based on information provided by our transfer agent. The foregoing number of record holders does not include any persons who hold their stock in “street name.”

Recent Sales of Unregistered Securities.

On January 29, 2014, we issued 1.35 million shares of common stock to a total of five employees and consultants, at a price of $0.0095 per share, as compensation for services rendered. The foregoing shares were issued in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

Equity Compensation Plan Information.

On March 14, 2008, we adopted the 2008 Equity Compensation Plan (the “2008 Plan”) pursuant to which we are authorized to grant stock options, stock awards and stock appreciation rights of up to 7,000,000 shares of common stock to our employees, officers, directors and consultants. The 2008 Plan is administered by the Board of Directors of the Company. The following table provides information with respect to outstanding options as of December 31, 2013 pursuant to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)
2013
Equity compensation plans approved by security holders	775,133	$0.138	1,912,237
Equity compensation plans not approved by security holders	--	--	--
Total	775,133	$0.138	1,912,237

As a result of the cancellation and expiration of options subsequent to December 31, 2013, there are approximately 2,182,000 options available for issuance under the 2008 Plan as of April 9, 2014.

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

The following table represents our statement of operations for the years ended December 31, 2013 and 2012:

	Year ended December 31,
	2013		2012
	$	% of Revenues	$	% of Revenues
Revenues	$149,994	100%	$367,114	100%
Cost of goods sold	86,729	58%	291,388	79%
Gross margin	63,265	42%	75,726	21%
Operating expenses
Wages and benefits	414,854	277%	635,622	173%
Professional fees	406,205	271%	366,330	100%
Impairment of fixed assets	36,695	24%	103,000	28%
General and administrative	157,520	105%	189,112	52%
Total operating expenses	1,015,274	677%	1,294,064	353%
Loss from operations	(952,009)	(635)%	(1,218,338)	(332)%
Other income (expense), net	(552,901)	(369)%	829	-%
Net loss	$(1,504,910)	(1,003)%	$(1,217,509)	(332)%

Revenues

Revenues in fiscal 2013 decreased $217,120 or 59% in comparison to fiscal 2012 primarily due to revenues generated from the shipment in 2012 of approximately 1,500 of our GPS devices to Aetrex Worldwide, Inc. (“Aetrex”) for use in the Aetrex NavistarTM GPS Shoe (the “NavistarTM GPS Shoe”). No such sale occurred during 2013, and the Aetrex agreement has expired and not been renewed. The decrease in revenues in 2013 also is attributable to a decrease in revenues generated from our Apps due to a decrease in the purchase of new Apps and a large increase in downloads for upgrades by current subscribers, which upgrades are provided free of charge.

Cost of goods sold

Cost of goods sold for fiscal 2013 decreased by $204,659 or 70% compared to fiscal 2012 due primarily to the decrease in the number of GPS devices sold to Aetrex as discussed above as well as a reduction in the amount of commissions paid on the sale of our Apps.

Wages and benefits

Wages and benefits decreased $220,768 or 35% for fiscal 2013 in comparison to fiscal 2012 due to a decline in our operation and the resultant continued cost cutting efforts, which included reductions in management positions. These reductions in overhead will remain in place as we maintain a low-overhead approach to operations that will scale as operations require.

Professional fees

Professional fees consist of costs attributable to consultants and contractors who primarily spend their time on sales, marketing and product development; investor relations; legal fees; and accounting expenses. Such costs increased $39,875 or 11% in fiscal 2013 compared to fiscal 2012 primarily due to increased accounting and legal fees associated with our debt financing, as well as, patent applications.

Impairment of fixed assets

Management evaluates our capitalized assets on a regular basis and recognizes a write-down to net realizable value when it is determined that the assets value has been impaired. Impairment of fixed assets for fiscal 2013 represents the write-down of capitalized direct labor and shoe mold costs to net realizable value. During fiscal 2012, such impairment related to capitalized software development costs.

General and administrative

General and administrative costs during fiscal 2013 decreased $31,592 or 17% in comparison to fiscal 2012 primarily due to reductions in depreciation expense as many of our fixed assets are now fully depreciated. Additionally, we have implemented various cost cutting measures that have reduced our general and administrative costs.

Other income (expense), net

Other income (expense), net for fiscal 2013 consists primarily of costs associated with our debt financing during the year. As part of a securities purchase agreement entered into in September 2013, we issued a $200,000 convertible note as payment for services provided in facilitating the agreement. As the debenture related to services that had already been received, the full amount was recorded as finance costs at the time of issuance. We also recorded a loss on extinguishment of debt of approximately $119,000 due to the extinguishment and conversion of portions of our convertible notes. The net derivative expense represents the change in fair value of the derivative liability during the period as well as the amortization of the related debt discount. Lastly, included is approximately $28,000 of interest expense relating to our long-term and short-term convertible notes.

Net loss

Net loss during fiscal 2013 increased approximately 24% in comparison to the net loss incurred during fiscal 2012. The increase is primarily due to costs associated with our debt financings as discussed above.

Liquidity and Capital Resources

As of December 31, 2013, we had approximately $65,000 in cash and $30,000 of other current assets, compared to $831,000 of current liabilities, resulting in a working capital deficit of approximately $736,000, compared to approximately $31,000 in cash and a working capital deficit of approximately $664,000 as of December 31, 2012.

Net cash used in operating activities was approximately $345,000 for fiscal 2013 compared to approximately $254,000 for fiscal 2012. The increase in net cash used in operating activities was largely attributable to an increase in our net loss offset by depreciation, the loss on extinguishment of debt, stock based compensation, finance costs and adjustments to our derivative liabilities, as well as, increases in accounts payable to vendors and the continued accrual of portions of wages payable to members of management and various officers in an effort to preserve cash for working capital needs.

Net cash used in investing activities during fiscal 2013 and 2012 was approximately $1,000 and $15,000, respectively and consisted primarily of payments for the purchase of office equipment.

Net cash provided by financing activities during fiscal 2013 was $380,750 and consisted of proceeds totaling $386,250 received from advances under various convertible note payable agreements, as well as, short-term loans totaling $40,000 received from related parties. As of December 31, 2013, the Company had paid $36,000 towards the related party loans, as well as, $9,500 towards a short-term loan owed to a vendor.

Net cash provided by financing activities during fiscal 2012 was approximately $208,000 and primarily consists of proceeds received from the sale of shares from an equity line financing agreement that we had with Dutchess Equity Fund, L.P. (“Dutchess”). During fiscal 2012, we sold 2,756,142 shares of common stock to Dutchess resulting in proceeds of approximately $164,000. The equity line expired in November 2012 and accordingly is no longer available for our use.

Because revenues from our operations have, to date, been insufficient to fund our working capital needs, we currently rely on the cash we receive from our financing activities to fund our capital expenditures and to support our working capital requirements.  Previously, we anticipated that revenues from the NavistarTM GPS Shoe that was released December 2011 would increase significantly this year and would provide the funds necessary to fund our working capital needs. However, revenues from the NavistarTM GPS Shoe have been minimal, and the Navistar license agreement was allowed to expire. Accordingly, we no longer anticipate that the NavistarTM GPS Shoe will generate any future revenues. Despite the disappointing results of the Navistar GPS shoe, we continue to believe that there is a significant market opportunity for a product that can monitor the location of senior citizens and children through GPS devices embedded in footwear. As a result, in July 2013, we entered into an exclusive three-year contract with Atlantic Footcare, Inc. (“Atlantic”), to develop and launch GPS SmartSoleTM (the “SmartSole”). Atlantic is the Company’s exclusive manufacturer of the new shoe insole to be used with our embedded GPS devices. As of the date of this Annual Report, the GPS SmartSoleTM is in its testing phase both in the US and internationally. The SmartSole product is expected to be commercially released beginning in June 2014.

We expect to continue to generate revenues from our other licenses, Alertag subscriptions, Track My Work Force subscriptions, international distributors, hardware sales, professional services and new customers in the pipeline. However, the amount of such revenues is unknown and is not expected to be sufficient to fund our working capital needs. For our internal budgeting purposes, we have assumed that such revenues will not be sufficient to fund all of our planned operating and other expenditures. In addition, our actual cash expenditures may exceed our planned expenditures, particularly if we invest in the development of improved versions of our existing products and technologies, and if we increase our marketing expenses.   Accordingly, we anticipate that we will have to continue to raise additional capital in order to fund our operations in 2014.

In order to fund our working capital needs and our product development costs in September 2013 we entered into a Securities Purchase Agreement with 112359 Factor Fund, LLC (the “Fund”) pursuant to which we issued and sold to the Fund (i) an amended and restated convertible debenture (the “A & R 1st Debenture”) in the principal amount of $123,394, (ii) a secured convertible debenture in the principal amount of $200,000 (the “2nd Debenture”), and (iii) a secured convertible debenture payable in eight (8) tranches totaling an aggregate principal balance of $901,000 (the “3rd Debenture” and together with the A & R 1st Debenture and 2nd Debenture, the “Debentures”). The 3rd Debenture has provided us with $225,000 of funds to date, and will continue to provide us with $50,000 of working capital per month through April 2014. The following is a summary of the terms of the Debentures:

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

The face amount of the 3rd Debenture is $901,000. The Fund has agreed to purchase the 3rd Debenture in eight (8) installments (each such installment that is paid is referred to as a “Tranche”). The 3rd Debenture matures on the third (3rd) anniversary date of each Tranche payment. The payment dates (the date on which the Company receives the amounts indicated in the “Tranche” column) and maturity dates of each Tranche are as follows:

Tranche Number	Tranche Payment Date	Tranche	Obligation	Maturity Date
1	September 19, 2013	$75,000	$159,000	September 18, 2016
2	October 14, 2013	$50,000	$106,000	October 13, 2016
3	November 15, 2013	$50,000	$106,000	November 14, 2016
4	December 13, 2013	$50,000	$106,000	December 12, 2016
5	January 17, 2014	$50,000	$106,000	January 16, 2017
6	February 14, 2014	$50,000	$106,000	February 13, 2017
7	March 14, 2014	$50,000	$106,000	March 13, 2017
8	April 18, 2014	$50,000	$106,000	April 17, 2017
Total Principal		$425,000	$901,000

Interest on the 3rd Debenture accrues on the unconverted outstanding principal balance hereof at a rate per annum of the lesser of the applicable Federal Rate or six percent (6%) and on a pro rata basis to the extent that each Tranche has been paid. The outstanding amounts due under the 3rd Debenture are convertible at the option of the Fund into shares of the Company’s common stock at 100% of the average of the five (5) lowest closing market prices for the Common Stock for the thirty (30) trading days preceding each conversion; provided, however, that the Fund cannot own more than 4.99% of the Company’s outstanding shares of common stock at any time, which limit may be waived by the Fund upon 65 days’ notice.

As of the date of this Annual Report, the Fund had converted the full amount owed under the A & R 1st Debenture into 12,300,099 shares of our common stock, had converted $19,000 of the 3rd Debenture into 2,000,000 shares of our common stock, and had made seven of the eight Tranche payments required under the 3rd Debenture.

As described above, on July 12, 2013, we entered into an Exclusive Manufacturing Agreement (the “Agreement”) with Atlantic, whereby Atlantic serves as our exclusive manufacturer of its new shoe insole to be used with our embedded GPS devices. In conjunction with the Agreement, on July 24, 2013 (the “Closing”), we also entered into a Security Purchase Agreement (the “SPA”) with Atlantic. Pursuant to the SPA, Atlantic purchased (A) a convertible promissory note (the “Atlantic Note”) in the original principal amount of $200,000, accruing interest 6% per annum, and maturing on November 13, 2014, and (B) a warrant to purchase shares of the Company’s common stock, par value $0.001 per share (the “Warrant”).

In accordance with the SPA, Atlantic agrees to lend to the Company up to $200,000, as follows:

(i)	$50,000 (comprised of $25,000 in cash and $25,000 in insole development and tooling costs associated with manufacturing insoles containing the Company’s GPS devices, the value of which shall be determined by Atlantic (the “Services”)); and

(ii)	3 installments of $50,000 (each comprised of $25,000 in cash and $25,000 in Services) of which two installments and a portion of the third installment ($12,500) has been received as of the date of this Annual Report.

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

The licensing agreements, distribution agreements and product sales initiatives we have in place have, to date, not generated substantial revenues.  No assurance can be given that our current contractual arrangements and the revenues from our GPS tracking shoes, device sales, subscriptions, Alertags, software licensing, or our smart phone or tablet Apps will generate significant revenues during the balance of 2014.

In addition to continuing to incur normal operating expenses, we intend to continue our research and development efforts for our various technologies and products, including hardware, software, interface customization, and website development, and we also expect to further develop our sales, marketing and manufacturing programs associated with the commercialization, licensing and sales of our GPS devices and technology, and the commercialization of the LOCiMOBILE® applications for GPS enabled handsets. We currently do not have sufficient capital on hand to fully fund our proposed research and development activities, which lack of product development may negatively affect our future revenues.

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

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations as of December 31, 2013:

		Payments due by period
	Total	Less than 1 year	1-3 years	More than 3 years
1st Debenture	$ 53,438	$ 53,438	$ -	$ -
2nd Debenture	200,000	-	-	200,000
3rd Debenture	477,000	-	477,000	-
Atlantic Note	112,500	112,500	-	-
BSM Note	30,000	30,000	-	-
Total	$ 872,938	$195,938	$477,000	$200,000

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred net losses of $1,504,910 and $1,217,509 for the years ended December 31, 2013 and 2012, respectively, has incurred losses since inception resulting in an accumulated deficit of $15,435,865 as of December 31, 2013, and has negative working capital of approximately $736,000 as of December 31, 2013.  A significant part of our negative working capital position at December 31, 2013 consisted of $306,250 of amounts due to officers and management of the Company for accrued wages.  The Company anticipates further losses in the development of its business.

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

Revenue Recognition

Revenues consist primarily of the sale of our the monthly service fee from subscribers of the GPS Shoe, our mobile tracking applications sold via the Apple iTunes Store and the Google Marketplace, the sale of GPS tracking devices and the related monthly service fees, licensing agreements, and the sale of Code Amber Alertags.

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

Product Warranty

The Company’s warranty policy provides repair or replacement of products (excluding GPS Shoe devices) returned for defects within ninety days of purchase. Warranty liabilities are recorded at the time of sale for the estimated costs that may be incurred under our standard warranty. As of December 31, 2013, products returned for repair or replacement have been immaterial. Accordingly, a warranty liability has not been deemed necessary. The GPS Shoe devices are covered under the manufacturer’s standard limited warranty which covers any defects in materials and workmanship for a period of 12 months following the purchase of the device by the customer.

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

Recently Issued Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, on testing for indefinite-lived intangible assets for impairment. The new guidance enables an entity to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP were effective for fiscal years starting after September 15, 2012. The Company’s adoption of this accounting guidance does not have a material impact on the consolidated financial statements and related disclosures.

There were other updates recently issued, most of which represented technical clarifications and corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation.

ITEM	8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are submitted in a separate section of this report, beginning on page 33, and are incorporated herein and made a part hereof.

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

Management, with the participation of our principal executive and financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

Our Chief Executive Officer serves pursuant to an employment agreement that was automatically extended for one year on March 14, 2014, and that will automatically be extended for successive one-year periods if not cancelled by either party. See “Item 10, Executive Compensation – Employment Agreements.”

The following table sets forth information regarding our executive officers and directors.

Name	Position Held	Age	Date First Appointed
Patrick E. Bertagna	President, Chief Executive Officer and Chairman of the Board	50	March 14, 2008
Alex McKean	Interim Chief Financial Officer	50	October 3, 2011
Christopher M. Walsh	Chief Operating Officer	64	March 14, 2008
Louis Rosenbaum	Director	63	March 14, 2008
Andrew Duncan	Director, Audit Committee Member, Corporate Secretary and Treasurer	49	April 2, 2010
Greg Provenzano	Director, Audit Committee Member	52	April 2, 2010
Patrick Aroff	Director	52	March 14, 2008

Biographical Information

The following describes the backgrounds of current executive officers and directors. Our Board of Directors has determined that all of our directors, other than Mr. Bertagna, are independent directors as defined in the NASDAQ rules governing members of boards of directors.

Mr. Bertagna is the sole director and the Chief Executive Officer of GTX California, LOCiMOBILE, Inc. and Code Amber News Service, Inc., and Mr. McKean is the Interim Chief Financial Officer of each of those subsidiaries.

Patrick E. Bertagna – Director, Chief Executive Officer, President and Chairman of the Board

Mr. Bertagna was the founder of GTX California in September 2002 and has since served as its Chief Executive Officer, President and Chairman of the Board of Directors of GTX. He is co-inventor of our patented GPS footwear technology. His career spans over 30 years in building companies in both technology and consumer branded products.

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

Greg Provenzano – Director, Member of Audit Committee

Mr. Provenzano has spent over 30 years in the electronic components and design solutions business. He currently is the Vice President of Global Engineering at Arrow Electronics. Prior to his current position, he was President of WPG Americas and from July 2002 until July 2005, Mr. Provenzano served as Senior Vice President and Regional President of Memec Americas (now AVNET Electronics Company). From 1997 until 2002, he was President and Chief Executive Officer of Memec Insight, Inc.

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

Based solely on its review of the copies of reporting forms received by the company, the company believes that the following Forms 3 and 4 were filed later than is required under Section 16(a) of the Securities Exchange Act of 1934:

•	On February 11, 2013, several of our directors and officers were granted shares for services, for which Form 4s were not timely filed. On February 19, 2013, Form 4s were filed for each officer and director for the issuances: Patrick Bertagna – 200,000 shares, Patrick Aroff – 200,000 shares, Andrew Duncan – 200,000 shares, Louis Rosenbaum 200,000. On April 5, 2013 a Form 4 was filed for 200,000 shares granted to Greg Provenzano.
•	On February 11, 2013, Greg Provenzano was granted 200,000 shares of our common stock for services rendered, however a Form 4 was not timely filed. On April 8, 2013 a Form 4 was filed for Mr. Provenzano.
•	On April 16, 2013, Patrick Bertagna, Chris Walsh and Andrew Duncan were each granted 250,000 shares of our common stock for services rendered, however a Form 4 was not timely filed. On September 19, 2013 a Form 4 was filed for each of the individuals.

•	On March 17, 2014, several of our directors and officers were granted shares for services, for which Form 4s were not timely filed. On April 9, 2014, Form 4s were filed for each officer and director for the issuances: Patrick Bertagna – 275,000 shares, Patrick Aroff – 275,000 shares, Andrew Duncan – 275,000 shares, Louis Rosenbaum - 275,000 shares, Greg Provenzano – 275,000 shares. Additionally, Mr. Duncan had transferred 100,000 shares of common stock to a third party on November 12, 2013 for which a Form 4 had not been filed. The transfer was included in Mr. Duncan’s Form 4 filed on April 9, 2014.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table. The following table sets forth the compensation for the fiscal years ended December 31, 2013 and 2012 for services rendered to us by all persons who served as our Chief Executive Officer and our Chief Financial Officer and most highly compensated executive officers other than our Chief Executive Officer and Chief Financial Officer (collectively, the “Named Executive Officers”) who received compensation in excess of $100,000 in 2012.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 12/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)(4)	Total ($)
Patrick Bertagna(1)	2013	150,000	-	160,383	–	10,304	320,687
	2012	150,000	33,933	37,287	–	12,995	234,215

Alex McKean(2)	2013	10,000	–	4,500	–	–	14,500
	2012	20,502	–	–	–	–	20,502

Christopher Walsh(3)	2013	25,500	–	24,750	–	–	50,250
	2012	96,000	–	8,000	–	–	104,000

(1)	Mr. Bertagna, our Chief Executive Officer has agreed to accrue portions of his salary in an effort to preserve cash for other working capital needs of the Company. As of December 31, 2013 and 2012 $94,916 and $135,250, respectively, of Mr. Bertagna’s salary was accrued for such purposes. Mr. Bertagna was granted 200,000 shares of common stock on February 11. 2013 which vested ratably throughout 2013 with a weighted average fair value of $0.019 per share, 500,000 shares of common stock valued at $0.032 per share on March 28, 2013, 250,000 shares of common stock valued at $0.019 per share on April 16, 2013, 5,250,000 shares of common stock valued at $0.010 per share on September 13, 2013, and 4,166,667 shares of common stock valued at $0.02 per share on October 22, 2013. During 2012, Mr. Bertagna was granted 931,250 shares of common stock (of which 750,000 shares represented a bonus) on April 15, 2012 which vested ratably throughout 2012 with a weighted average fair value of $0.046 per share, 200,000 shares of common stock valued at $0.04 per share on June 22, 2012, and 1,000,000 shares of common stock valued at $0.02 per share on October 2, 2012. During 2013, 9,916,667 of the shares issued to Mr. Bertagna, were issued as payment for accrued wages valued at $154,083. During 2012, 1,200,000 of the shares issued to Mr. Bertagna, were issued as payment for accrued wages valued at $28,000.
(2)	Mr. McKean, our Interim Chief Financial Officer has agreed to accrue portions of his salary in an effort to preserve cash for other working capital needs of the Company. As of December 31, 2013 and 2012 $9,670 and $12,170 was owed to Mr. McKean for his services as our Interim Chief Financial Officer. Mr. McKean was granted 100,000 shares of common stock valued at $0.02 per share on January 23, 2013 and 250,000 shares of common stock valued at $0.01 per share on September 17, 2013 as payment for accrued wages.
(3)	Mr. Walsh, our Chief Operating Officer, has agreed to accrue portions of his salary in an effort to preserve cash for other working capital needs of the Company. As of December 31, 2013 and 2012, $117,750 and $117,000, respectively of Mr. Walsh’s salary was owed to Mr. Walsh for his services as COO. Mr. Walsh was granted 250,000 shares of common stock valued at $0.019 per share on April 16, 2013 and 2,000,000 shares of common stock on September 17, 2013 valued at $0.01 per share as payment for accrued wages. Mr. Walsh was granted 200,000 shares of common stock valued at $0.04 per share on June 22, 2012 as payment for accrued wages.
(4)	The values shown in this column include additional employee benefits paid including travel, health insurance, auto lease payments and cellular phone service.

Outstanding Equity Awards

The following table sets forth information as of December 31, 2013 concerning unexercised options, unvested stock and equity incentive plan awards for the Named Executive Officers.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Patrick	12,493(1)	--	--	$.75/share	2012-2014	--	--	--	--
Bertagna	30,000(2)	--	--	$.17/share	2013-2014	--	--	--	--
	18,750(3)	--	--	$.17/share	2013-2014	--	--	--	--
Christopher
Walsh	30,000(2)	--	--	$.17/share	2013-2014	--	--	--	--

(1)	For his services as a member of the board of directors, on March 16, 2008 Patrick Bertagna received an option to purchase up to 150,000 shares of common stock at $0.75 per share. Options to purchase 50,000 shares vested on March 16, 2009, and the remaining options to purchase 100,000 vest at a rate of 4,167 each month for the 23 months beginning on April 16, 2009 and the remaining 4,159 Options vested on March 16, 2011. The options expire on the third anniversary of the vesting date.
(2)	On March 24, 2010, each officer received an option to purchase up to 120,000 shares of common stock at $0.17 per share. The 120,000 options vested at a rate of 10,000 each month for the 12 months beginning on April 1, 2010. The options expire on the third anniversary of the vesting date.

(3) For his services as a member of the board of directors, on March 24, 2010 Patrick Bertagna received an option to purchase up to 75,000 shares of common stock at $0.17 per share. The 75,000 options vest at a rate of 6,250 each month for the 12 months beginning on April 1, 2010. The options expire on the third anniversary of the vesting date.

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

The following table summarizes the compensation of each of our directors who is not also a named executive officer for their service as a director for the year ended December 31, 2013. The compensation of Mr. Bertagna, who serves as a director and as our Chief Executive Officer, is described above in the Summary Compensation Table.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)

Louis Rosenbaum(1)	--	6,300	--	N/A	N/A	N/A	6,300

Andrew Duncan(2)	--	6,300	--	N/A	N/A	N/A	6,300

Greg Provenzano	--	6,300	--	N/A	N/A	N/A	6,300

Patrick Aroff	--	6,300	--	N/A	N/A	N/A	6,300

(1)	Mr. Rosenbaum also provides consulting services to the Company. During 2013, Mr. Rosenbaum earned $22,750 relating to such services of which $8,000 remained accrued as of December 31, 2013 in an effort to conserve cash for working capital needs. During 2013, Mr. Rosenbaum was granted 1,400,000 shares of common stock valued at $18,750 as payment for consulting services earned in 2012 and 2013.
(2)	Mr. Duncan also provides consulting services to the Company. During 2013, Mr. Duncan earned $30,000 relating to such services of which $42,250 remained accrued as of December 31, 2013 (consists of amounts earned in 2012 and 2013) in an effort to conserve cash for working capital needs. During 2013, Mr. Duncan was granted 2,350,000 shares of common stock valued at $26,850 as payment for consulting services.

On March 17, 2014, we issued a total of 750,000 shares of common stock to our board of directors for their continued service on the Board during 2014. The shares include repurchase rights whereby the Company retains the rights to acquire the shares from the stock recipients. Such repurchase rights lapse ratably over twelve months at a rate of 1/12th per month beginning on January 1, 2014. We also issued to each board member 125,000 shares of common stock (total of 625,000 shares, valued at $12,500) as compensation for their attendance at a board meeting.

Employment Agreements

The following are summaries of the employment agreements with the Company’s executive officers:

Patrick E. Bertagna, our Chief Executive Officer and President, is employed pursuant to a written agreement dated as of March 14, 2008. The agreement was for a term of two years, but contained a provision under which the agreement is automatically extended for additional one-year periods unless either party provides written notice to the contrary at least 60 days prior to the end of the term then in effect. As such, Mr. Bertagna receives a base salary of $150,000 per year; however, in order to preserve cash for other working capital needs, Mr. Bertagna has agreed to accrue portions of his salary in the past and he is continuing to do so in 2014. He is entitled to adjustments to his base salary based on certain performance standards, at the Company’s discretion, as follows: (i) a bonus in an amount not less than fifteen percent (15%) of yearly salary, to be paid in cash or stock, if the Company has an increase in annual revenues and Mr. Bertagna performs his duties within the time frame budgeted for such duties at or below the cost budgeted for such duties and (ii) a bonus, to be paid in cash or stock at the Company’s sole discretion, equal to $12,500 for every one million of the Company’s outstanding common stock purchase warrants that are exercised.

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

Christopher M. Walsh, our Chief Operating Officer, is employed pursuant to a written agreement dated as of March 14, 2008. The agreement has a term of two years; provided however, that it is automatically extended for additional one-year periods unless either party provides written notice to the contrary at least 60 days prior to the end of the term then in effect. Mr. Walsh accrued a salary of $25,500 and $96,000 during 2013 and 2012, respectively, however, in order to preserve cash for other working capital needs, Mr. Walsh has agreed to accrue portions of his salary and he is continuing to do so in 2014. He is entitled to adjustments to his base salary based on certain performance standards, at the Company’s discretion, as follows: (i) a bonus in an amount not to exceed fifty percent (50%) of yearly salary, to be paid in cash or stock, if the Company has in increase in annual revenues and Mr. Walsh performs his duties within the time frame budgeted for such duties at or below the cost budgeted for such duties and (ii) a bonus, to be paid in cash or stock at the Company’s sole discretion, equal to $10,000 for every one million of the Company’s outstanding common stock purchase warrants that are exercised.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of April 9, 2014, regarding the beneficial ownership of our common stock by (i) each stockholder known by us to be the beneficial owner of more than five percent of our common stock, (ii) by each of our executive officers named in the Summary Compensation Table and our directors and (iii) by all of our executive officers and directors as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned. Unless otherwise noted in the table, the address for each of the persons identified is 117 W 9th Street; Suite 1214, Los Angeles, CA 90015. Beneficial ownership is calculated based upon 142,002,593 shares of common stock issued and outstanding as of April 9, 2014.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Common Stock
Patrick E. Bertagna(2) CEO and Chairman of the Board	17,812,045 shares	12.54%

Alex McKean(3) Interim Chief Financial Officer	570,000 shares	0.40%

Christopher Walsh Chief Operating Officer	4,161,836 shares	2.93%

Louis Rosenbaum(3) Director	4,946,415 shares	3.48%

Andrew Duncan Director, Corporate Secretary and Treasurer	5,026,579 shares	3.54%

Greg Provenzano Director	1,156,908 shares	0.81%

Patrick Aroff Director	1,402,825 shares	0.99%

All directors and named executive officers as a group (7 persons)	35,076,608 shares(4)	24.70%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding.
(2)	The 17,812,045 shares beneficially owned consist solely of common stock. To further secure the Company’s obligations under the Debentures discussed in the “Liquidity and Capital Resources” section included in Item 7 above, Mr. Bertagna, has pledged 13,180,378 shares of his common stock pursuant to a stock pledge agreement (the “Pledge Agreement”) executed by Mr. Bertagna in favor of the Fund. Upon the breach of any provision in the Pledge Agreement or upon the occurrence of any default event under the Debentures, the Fund may exercise any rights and remedies available, including, but not limited to, sale, assignment or other disposal of any or all of the pledged securities in exchange for cash or credit.

.

(3)	The 4,946,415 shares beneficially owned include 4,696,415 shares of common stock and 250,000 stock options.
(4)	Includes 250,000 shares of our common stock issuable upon exercise of options.

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

The Audit Committee has appointed LBB & Associates Ltd., LLP as our independent registered public accounting firm. The following table shows the fees that were paid or accrued by us for audit and other services provided by LBB & Associates Ltd., LLP:

	2013	2012
Audit Fees (1)	$47,497	$44,590
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees	-	-
Total	$47,497	$44,590

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our quarterly financial statements and those services normally provided in connection with statutory or regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. This information is presented as of the latest practicable date for this annual report.
(2)	Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.” This category primarily includes services relating to our Registration Statement filed with the Securities Exchange Commission during 2011.
(3)	LBB & Associates Ltd., LLP does not provide us with tax compliance, tax advice or tax planning services.

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

EXHIBIT INDEX

The Company’s financial statements and related notes thereto are listed and included in this Annual Report beginning on page 33. The following exhibits are filed with, or are incorporated by reference into, this Annual Report.

Exhibit Number	Description

3.1	Articles of Incorporation of the Registrant filed with the State of Nevada on April 7, 2006 (2)
3.2 4.1	Amended and Restated Bylaws of the Registrant(3) 2008 Equity Compensation Plan(7)
10.1	Employment Agreement between the Registrant and Patrick E. Bertagna dated March 14, 2008(3)
10.2	Employment Agreement between the Registrant and Christopher M. Walsh dated March 14, 2008(3)
10.4	Registration Rights Agreement, dated November 16, 2009, between the Registrant and Dutchess Equity Fund, LP. (6)
10.5	Form of Securities Purchase Agreement (August 2011 Private Placement)(8)
10.6	Form of Warrant Agreement (August 2011 Private Placement)(8)
10.7	Form of Subscription Application (August 2011 Private Placement)(8)
10.8	Securities Purchase Agreement by and between GTX Corp and 112359 Factor Fund, LLC, dated September 19, 2013 (9)
10.9	Secured Amended & Restated Convertible Debenture by and between GTX Corp and 112359 Factor Fund, LLC, dated September 19, 2013, in principal amount of $123,394 (9)
10.10	Secured Convertible Debenture by and between GTX Corp and 112359 Factor Fund, LLC, dated September 19, 2013, in the principal amount of $200,000 (9)
10.11	Secured Convertible Debenture by and between GTX Corp and 112359 Factor Fund, LLC, dated September 19, 2013, in the principal amount of $901,000 (9)
10.12	Security Agreement by and between GTX Corp and its subsidiaries and 112359 Factor Fund, LLC, dated September 19, 2013 (9)
10.13	Pledge Agreement by and between Patrick Bertagna, GTX Corp and 112359 Factor Fund, LLC, dated September 19, 2013 (9)
14.1	Code of Business Conduct and Ethics(3)
21.1	Subsidiaries (4)
23.1	Consent of LBB & Associates Ltd., LLP(1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act(1)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act(1)
32.1	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002(1)
101.INS	XBRL Instance Document(10)
101.SCH	XBRL Taxonomy Extension Schema(10)
101.CAL	XBRL Taxonomy Extension Calculation(10)
101.DEF	XBRL Taxonomy Extension Definition(10)
101.LAB	XBRL Taxonomy Extension Labels(10)
101.PRE	XBRL Taxonomy Extension Presentation(10)

(1)	Filed herewith.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 as filed December 12, 2006.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 20, 2008.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated March 20, 2009.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 18, 2009.
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

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 25, 2013.
(10)

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

GTX Corp (Registrant)

Date: April 9, 2014	By:	/s/ Patrick E. Bertagna
Patrick E Bertagna
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Patrick E. Bertagna	Chief Executive Officer and Director (Principal Executive Officer)	April 9, 2014
/s/ Alex McKean	Interim Chief Financial Officer (Principal Accounting Officer)	April 9, 2014
/s/ Patrick Aroff	Director	April 9, 2014
/s/ Louis Rosenbaum	Director	April 9, 2014
/s/ Greg Provenzano	Director	April 9, 2014
/s/ Andrew Duncan	Director , Treasurer, Secretary	April 9, 2014

LBB & ASSOCIATES LTD., LLP

10260 Westheimer Road, Suite 310

Houston, TX 77042

Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

GTX Corp

Los Angeles, CA

We have audited the accompanying consolidated balance sheets of GTX Corp (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GTX Corp as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations and its likely need for additional financing in order to meet its financial obligations raise substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP

Houston, Texas

April 9, 2014

GTX CORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012

ASSETS

Current assets:
Cash and cash equivalents	$64,754	$30,649
Accounts receivable, net	1,892	6,069
Inventory	766	1,557
Other current assets	27,740	8,113

Total current assets	95,152	46,388

Property and equipment, net	7,722	108,635
Intangible assets	82,222	25,972

Total assets	$185,096	$180,995

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$340,226	$231,633
Accrued expenses - related parties	306,250	392,834
Deferred revenues	18,991	28,722
Short-term debt	—	23,000
Short-term debt - related party	4,000	—
Convertible promissory note, net of discount	90,797	3,541
Derivative liabilities	70,535	30,380
Total current liabilities	830,799	710,110

Long-term convertible debt	237,672	—
Long-term derivative liabilities	411,708	—

Total liabilities	1,480,179	710,110

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 2,071,000,000 shares authorized; 131,352,518 and 85,401,372 shares issued and outstanding at December 31, 2013 and 2012, respectively	131,352	85,401
Additional paid-in capital	14,009,430	13,316,439
Accumulated deficit	(15,435,865)	(13,930,955)

Total stockholders’ deficit	(1,295,083)	(529,115)

Total liabilities and stockholders’ deficit	$185,096	$180,995

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2013	2012

Revenues	$149,994	$367,114

Cost of goods sold	86,729	291,388

Gross margin	63,265	75,726

Operating expenses
Wages and benefits	414,854	635,622
Professional fees	406,205	366,330
Impairment of capitalized assets	36,695	103,000
General and administrative	157,520	189,112

Total operating expenses	1,015,274	1,294,064

Loss from operations	(952,009)	(1,218,338)

Other income/(expenses)
Finance costs	(200,000)	(6,500)
Loss on extinguishment of debt	(118,965)	—
Derivative expense, net	(206,326)	(8,921)
Interest expense	(27,610)	—
Gain on dismissal of litigation	—	16,250

Total other income/(expenses)	(552,901)	829

Net loss	$(1,504,910)	$(1,217,509)

Weighted average number of common shares outstanding - basic and diluted	105,364,447	78,944,535

Net loss per common share - basic and diluted	$(0.01)	$(0.02)

See accompanying notes to consolidated financial statements.

GTX CORP
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance,
December 31, 2011	72,688,980	$ 72,689	$ 12,775,754	$ (12,713,446)	$ 134,997
Issuance of common stock for services	6,556,250	6,556	261,811		268,367
Issuance of common stock for accrued expenses	3,400,000	3,400	72,600		76,000
Issuance of common stock in conjunction with Dutchess Financing	2,756,142	2,756	161,294		164,050
Issuance of warrants for services	-	-	29,006		29,006
Stock option compensation			15,974		15,974
Net loss				(1,217,509)	(1,217,509)
Balance,
December 31, 2012	85,401,372	85,401	13,316,439	(13,930,955)	(529,115)
Issuance of common stock for services	4,800,000	4,800	118,749	-	123,549
Issuance of common stock for accrued expenses	18,516,667	18,517	236,266	-	254,783
Issuance of common stock for conversion of debt	14,675,124	14,675	151,748	-	166,423
Issuance of common stock for financing	2,459,355	2,459	46,728	-	49,187
Issuance of common stock for advisory agreements	5,500,000	5,500	139,500	-	145,000
Net loss				(1,504,910)	(1,504,910)
Balance,
December 31, 2013	131,352,518	$ 131,352	$ 14,009,430	$ (15,435,865)	$ (1,295,083)

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2013	2012
Cash flows from operating activities
Net loss	$(1,504,910)	$(1,217,509)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	65,366	102,139
Impairment of capitalized assets	36,695	103,000
Stock-based compensation	232,298	313,347
Loss on extinguishment of debt	118,965	-
Derivative expense, net	206,326	8,921
Gain on dismissal of litigation	-	(16,250)
Finance costs	200,000	4,500
Changes in operating assets and liabilities:
Accounts receivable	4,177	123,767
Inventory	791	143,394
Other current and non-current assets	16,623	(1,460)
Accounts payable and accrued expenses	119,704	(22,033)
Accrued expenses - related parties	168,199	347,014
Deferred revenues	(9,731)	(142,821)

Net cash used in operating activities	(345,497)	(253,991)

Cash flows from investing activities
Purchase of property and equipment	(1,148)	(14,549)

Net cash used in investing activities	(1,148)	(14,549)

Cash flows from financing activities
Proceeds from issuance of debt	426,250	43,500
Payments of debt	(45,500)	-
Proceeds from issuance of common stock	-	164,050

Net cash provided by financing activities	380,750	207,550

Net change in cash and cash equivalents	34,105	(60,990)

Cash and cash equivalents, beginning of period	30,649	91,639

Cash and cash equivalents, end of period	$64,754	$30,649

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

Supplementary disclosure of noncash financing activities:
Issuance of stock payable for other current asset	$36,000	$-
Issuance of common stock for conversion of debt	$215,610	$-
Issuance of common stock for accrued expenses - related parties	$251,583	$76,000
Issuance of common stock for accrued interest - related party	$3,200	$-
Issuance of common stock for prepaid advisory agreement	$145,000	$-
Issuance of convertible debt for intangible assets	$56,250	$-

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred net losses of $1,504,910 and $1,217,509 for the years ended December 31, 2013 and 2012, respectively, has incurred losses since inception resulting in an accumulated deficit of $15,435,865 as of December 31, 2013, and has negative working capital of $735,647 as of December 31, 2013.  A significant part of our negative working capital position at December 31, 2013 consisted of $306,250 of amounts due to officers and management of the Company for accrued wages.  The Company anticipates further losses in the development of its business.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenues consist primarily of the sale of our the monthly service fee from subscribers of the GPS Shoe, our mobile tracking applications sold via the Apple iTunes Store and the Google Marketplace, the sale of GPS tracking devices and the related monthly service fees, licensing agreements, and the sale of Code Amber Alertags.

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

Allowance for Doubtful Accounts

We extend credit based on our evaluation of the customer’s financial condition.  We carry our accounts receivable at net realizable value. We monitor our exposure to losses on receivables and maintain allowances for potential losses or adjustments. We determine these allowances by (1) evaluating the aging of our receivables; and (2) reviewing high-risk customers financial condition. Past due receivable balances are written off when our internal collection efforts have been unsuccessful in collecting the amount due. Our allowance for doubtful accounts was $2,000 and $116,180 as of December 31, 2013 and 2012.

Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold in the accompanying consolidated statement of operations.

Product Warranty

The Company’s warranty policy provides repair or replacement of products (excluding GPS Shoe devices) returned for defects within ninety days of purchase. Warranty liabilities are recorded at the time of sale for the estimated costs that may be incurred under our standard warranty. As of December 31, 2013, products returned for repair or replacement have been immaterial. Accordingly, a warranty liability has not been deemed necessary. The GPS Shoe devices are covered under the manufacturer’s standard limited warranty which covers any defects in materials and workmanship for a period of 12 months following the purchase of the device by the customer.

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

Inventory

Inventory consists of raw materials, work in process and finished goods and is valued at the lower of cost (first-in, first-out) or net realizable value. The Company evaluates its inventory for excess and obsolescence on a regular basis. In preparing the evaluation the Company looks at the expected demand for the product, as well as changes in technology, in order to determine whether or not a reserve is necessary to record the inventory at net realizable value. For the years ending December 31, 2013 and 2012 the Company did not recognize any charges to expense associated with excess and obsolete inventory cost adjustments.

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

Intangible Assets

The Company records identifiable intangible assets acquired from other enterprises or individuals in an “arm’s length” transaction at cost. Intangible assets consist of a licensing agreement enabling the Company to sell its GPS-related vehicle tracking software and services, the purchase price of Code Amber, LLC in 2008 and insole development costs in 2013. The Company evaluates its intangible assets for impairment on a regular basis and writes down the assets to net realizable value as deemed necessary. As of December 31, 2013 and 2012, no such impairment occurred. As of December 31, 2013 and 2012, the Company had capitalized of $82,222 and $25,972 related to intangible assets, respectively.

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

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no dilutive shares outstanding as of December 31, 2013 and 2012. Common stock equivalents, totaling 8,495,133 and 11,319,570 at December 31, 2013 and 2012, respectively, were not included in the computation of diluted earnings per share in 2013 and 2012 on the consolidated statement of operations due to the fact that the Company reported a net loss in 2013 and 2012 and to do so would be anti-dilutive for that period.

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

Recently Issued Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, on testing for indefinite-lived intangible assets for impairment. The new guidance enables an entity to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP were effective for fiscal years starting after September 15, 2012. The Company’s adoption of this accounting guidance does not have a material impact on the consolidated financial statements and related disclosures.

There were other updates recently issued, most of which represented technical clarifications and corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

3. RELATED PARTY TRANSACTIONS

In order to preserve cash for other working capital needs various members of management and Board Members agreed to accrue portions of their wages since 2011. As of December 31, 2013 and 2012, the Company owed $306,250 and $392,834, respectively, for such accrued wages.

4. INVENTORY

Inventory consists solely of finished goods and totaled $766 and $1,557 for the years ended December 31, 2013 and 2012, respectively.

5. PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	December 31,
	2013	2012
Computer and office equipment	$86,265	$85,118
Equipment	-	90,062
Software	18,744	18,744
Website development	186,482	186,482
Software development	74,648	74,648
Less: accumulated depreciation	(358,417)	(346,419)

Total property and equipment, net	$7,722	$108,635

Depreciation expense for the years ended December 31, 2013 and 2012 was $65,366 and $102,139, respectively.

During 2013, management assessed the value of our fixed assets and determined that capitalized direct labor and shoe molds, included in Equipment above, had been impaired. Accordingly, we wrote-down the assets to their estimated net realizable value and recognized an impairment charge of $36,695 in the accompanying consolidated financial statements for the year ended December 31, 2013.

During 2012, management assessed the value of our capitalized software development costs and determined that, based on the revenues generated from our Apps, that the capitalized assets had been impaired. Accordingly, we wrote-down the software development costs to their estimated net realizable value and recognized an impairment charge of $103,000 in the accompanying consolidated financial statements for the year ended December 31, 2012.

6. CONCENTRATIONS

We currently rely on one manufacturer to supply us with our GPS tracking devices.

7. DEBT

The following table summarizes the components of our short-term borrowings:

	December 31, 2013	December 31, 2012

Atlantic Note	$112,500	$—
BSM Note dated June 26, 2013	30,000	—
JMJ Note dated November 14, 2012	—	27,500
Total short-term convertible notes	142,500	27,500
Less: Debt discount	(51,703)	(23,959)
Short-term convertible notes, net of debt discount	90,797	3,541

Aetrex note dated September 19, 2012	—	9,500
Line Agreement dated June 27, 2012	—	13,500
Short-term borrowings	—	23,000

Related party short-term borrowings	4,000	—

Short-term borrowings	$94,797	$26,541

Short-term derivative liabilities	$70,535	$30,380

Short-term convertible notes

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

(i)	3 installments of $50,000 (each comprised of $25,000 in cash and $25,000 in Services) of which two installments and a portion of the third installment ($12,500) has been received as of December 31, 2013.

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

BSM Lending, LLC Convertible Promissory Note

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

JMJ Convertible Promissory Note

On November 14, 2012, the Company entered into a convertible promissory note with JMJ Financial (“JMJ”) with a 10% original issue discount in the principal amount of $200,000 of which a total of $100,000 was advanced (the “JMJ Note”). In accordance with the terms of the Convertible Note, the Company was assessed a one-time interest charge of 10% on the amount advanced. The JMJ Note was convertible into shares of common stock of the Company at a price equal to the lesser of $0.025 or 70% of the lowest trade price in the 25 trading days previous to the conversion.

Through September 18, 2013, JMJ had elected to convert portions of the outstanding balance of the JMJ Note into 8,000,100 shares of our common stock valued at $82,370 at an average conversion price of $0.006 per share resulting in $44,772 of the outstanding principle balance being converted into stock. A loss on extinguishment of debt in the amount of $34,820 was recorded on the conversion.

Effective September 19, 2013, JMJ entered into an assignment agreement (the “Assignment Agreement”) with 112359 Factor Fund, LLC (the “Fund”) whereby JMJ sold 100% of its right, title and interest in the JMJ Note to the Fund. The JMJ Note had an outstanding balance of $74,394 at the time of the Assignment Agreement. A loss on extinguishment of debt in the amount of $34,360 for the year ended December 31, 2013 is included in the accompanying consolidated statement of operations as a result of the assignment. See further discussion regarding the Fund agreements below in Long-term debt.

On June 27, 2012, the Company entered into an agreement with an unrelated third party (the “Holder”) for a $55,000 line of credit (the “Line Agreement”). The Company was unable to repay the amount owed under the Line Agreement by the November 27, 2012 maturity date and owed $13,500 as of December 31, 2012. On January 14, 2013, the Holder of the Line Agreement entered into an assignment agreement with an unrelated third party (the “Assignee”) whereby the Assignee assumed all of the Holder’s right, title, and interest in and to the Line Agreement in the aggregate amount of $13,500 (the “Note”). As consideration for the assignment of the Note, on January 15, 2013, we issued the Assignee 2,459,355 shares of common stock and the Assignee paid the Holder $13,500. The market value of the 2,459,355 shares of common stock on the date of the assignment was approximately $49,000 resulting in the Company recording a loss on extinguishment of debt of approximately $35,700.

Long-term debt

The following table summarizes the components of our long-term debt:

December 31, 2013

Fund A & R 1st Debenture dated September 19, 2013	$53,438
Fund 2nd Debenture dated September 19, 2013	200,000
Fund 3rd Debenture dated September 19, 2013	477,000
Total long-term convertible notes	730,438
Less: Debt discount	(492,766)
Total long-term convertible notes, net of debt discount	$237,672

Long-term derivative liabilities	$411,708

At December 31, 2013, our long-term debt matures as follows:

2014	-
2015	-
2016	530,438
2017	200,000
2018 and thereafter	-
Total	$730,438

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

The face amount of the 3rd Debenture is $901,000. The Fund has agreed to purchase the 3rd Debenture in eight (8) installments (each such installment that is paid is referred to as a “Tranche”). The 3rd Debenture matures on the third (3rd) anniversary date of each Tranche payment. The payment and maturity dates of each Tranche are as follows:

Tranche Number	Tranche Payment Date	Tranche	Obligation	Maturity Date
1	September 19, 2013	$75,000	$159,000	September 18, 2016
2	October 14, 2013	$50,000	$106,000	October 13, 2016
3	November 15, 2013	$50,000	$106,000	November 14, 2016
4	December 13, 2013	$50,000	$106,000	December 12, 2016
5	January 17, 2014	$50,000	$106,000	January 16, 2017
6	February 14, 2014	$50,000	$106,000	February 13, 2017
7	March 14, 2014	$50,000	$106,000	March 13, 2017
8	April 18, 2014	$50,000	$106,000	April 17, 2017
Total Principal		$425,000	$901,000

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

As of December 31, 2013, the Fund had converted $69,956 owed under the A & R 1st Debenture into 6,675,024 shares of our common stock and had made the first four Tranche payments required under the 3rd Debenture. A loss on extinguishment of debt in the amount of $14,097 was recorded on the conversion.

The Debentures are secured by a blanket lien on substantially all of the Company’s assets pursuant to the terms of a security agreement (the “Security Agreement”) executed by the Company and its subsidiaries in favor of the Fund. If an event of default occurs and continues for more than 30 days following written notice of default from the Fund, under the Security Agreement, the fund may, in addition to any other remedies available to it, foreclose upon the assets securing such Debentures.

In addition, to further secure the Company’s obligations under the Debentures, the Company’s Chief Executive Officer, Mr. Patrick Bertagna, has pledged 13,180,378 shares of his common stock of the Company (the “Pledged Securities”) pursuant to a stock pledge agreement (the “Pledge Agreement”) executed by Mr. Bertagna in favor of the Fund. Upon the breach of any provision in the Pledge Agreement or upon the occurrence of any default event under the Debentures, the Fund may exercise any rights and remedies available, including, but not limited to, sale, assignment or other disposal of any or all of the Pledged Securities in exchange for cash or credit. The Fund’s rights under the Pledge Agreement are limited to the extent that the Fund has agreed not to own more than 4.99% of the Company’s outstanding shares of common stock at any time, which limitation the Fund can, however, waive upon 65 days’ notice.

Derivative liabilities

The conversion features embedded in the convertible notes were evaluated to determine if such conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative. Excluding the 2nd Debenture, in all of the long-term and short-term convertible notes outstanding at December 31, 2013 and December 31, 2012, the conversion feature was accounted for as a derivative liability. The derivatives associated with the long-term and short-term convertible notes were recognized as a discount to the debt instrument and the discount is amortized over the expected life of the notes with any excess of the derivative value over the note payable value recognized as additional interest expense at the issuance date. Included in Derivative Expense, net in the accompanying consolidated statements of operations is expense related to the recording and amortization of the debt discount totaling $497,255 and $22,594 during the years ended December 31, 2013 and 2012, respectively.

The derivative liability was calculated using the Black Scholes method over the expected terms of the convertible debentures, with a risk free rate of 1% and volatility of 301% as of December 31, 2013 and a risk free rate of 1% and volatility of 546% as of December 31, 2012. Included in Derivative Expense, net in the accompanying consolidated statements of operations is income arising from the change in fair value of the derivatives of $290,929 and $17,214 during the years ended December 31, 2013 and 2012, respectively.

8. INCOME TAXES

The provision for refundable Federal income tax consists of the following as of December 31:

	2013	2012

Federal income tax benefit calculated at statutory rate of 35%	$527,000	$425,000
Less: Stock based compensation expense	(81,000)	(110,000)
Change in valuation allowance	(446,000)	(315,000)
Net income tax provision	$—	$—

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows at December 31:

	2013	2012
Deferred tax asset attributable to:
Net operating losses carried forward	$3,414,000	$2,968,000
Less: Valuation allowance	(3,414,000)	(2,968,000)
Net deferred tax asset	$—	$—

The Company established a full valuation allowance. The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized.

At December 31, 2013, the Company had an unused net operating loss carryover approximating $9,754,000 that is available to offset future taxable income, which expires beginning in 2028.

No provision was made for federal income tax since the Company has net operating losses. The provision for income taxes included in the accompanying financial statements consists of the state minimum tax imposed on corporations.

9. EQUITY

Common Stock

The Company issued the following shares of common stock for the years ended December 31:

	2013		2012
	Value of Shares	# of shares	Value of Shares	# of shares
Shares issued for services rendered	$68,300	3,800,000	$175,500	4,806,250
Shares issued for accrued salaries and expenses	254,783	18,516,667	76,000	3,400,000
Shares issued with repurchase rights	9,315	1,000,000	67,867	1,500,000
Shares issued for conversion of debt	166,423	14,675,124	-	-
Shares issued for advisory agreements	145,000	5,500,000	-	-
Shares issued for financing	49,187	2,459,355	10,000	250,000

Total restricted shares issued	$693,008	45,951,146	$329,367	9,956,250

Shares issued for services rendered were to various members of management, employees and consultants and are expensed as Stock-Based Compensation in the accompanying consolidated statement of operations. Shares issued for accrued salaries and expenses were granted to members of management, Board Members, consultants and employees as payment for portions of amounts owed to them for services rendered in previous periods. Shares issued with repurchase rights relate to shares granted to members of management and the Board of Directors whereby the Company retained the rights to acquire the shares from the stock recipients and such repurchase rights lapsed rateably over twelve months at a rate of 1/12th per month beginning on January 1, 2013. Upon vesting, the shares are revalued based on the average stock price during the respective month and the related stock based compensation expense is recognized. Shares issued for conversion of debt relate to conversions of the JMJ note and A & R 1st Debenture discussed in Note 7. Shares issued for financing relate to shares issued to the Assignee as payment of the Line Agreement (see Note 7). Shares issued for advisory agreements relate to shares issued to BSI as payment for two separate advisory agreements (see discussion below).

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

In connection with the SPA entered into with Atlantic on July 12, 2013 (See Note 7), the Company issued a Warrant to Atlantic, whereby Atlantic is entitled to purchase from the Company a total number of shares of common stock, such that, when added to the total number of shares of common stock acquired by Atlantic upon conversion of the Atlantic Note, equals 12% of the common stock outstanding as of the date of such conversion, as such total outstanding amount may, be increased by issuances of common stock occurring on or prior to November 13, 2014 (or by issuances of common stock occurring after November 13, 2014 but pursuant to convertible instruments issued or commitments made by the Company prior to November 13, 2014), other than issuances of excluded securities as such term is defined in the Atlantic Note, at an exercise price per share equal to $0.001 per share, at any time and from time to time on or after the Closing Date and through and including November 13, 2020. As of the December 31, 2013, Atlantic has not converted any portion of the Atlantic Note.

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

A summary of the Company’s warrant activity and related information is provided below:

	Exercise Price $	Number of Warrants
Outstanding and exercisable at December 31, 2011	0.08 – 1.40	6,991,000
Warrants exercised		-
Warrants granted	0.02	2,000,000
Warrants expired		-
Outstanding and exercisable at December 31, 2012	0.08 - 0.40	8,991,000
Warrants exercised		-
Warrants granted
Warrants expired	0.40	(1,271,000)
Outstanding and exercisable at December 31, 2013	0.02 - 0.08	7,720,000

Stock Warrants as of December 31, 2013
Exercise	Warrants	Remaining	Warrants
Price	Outstanding	Life (Years)	Exercisable

$0.02	2,000,000	1.69	2,000,000
$0.08	5,720,000	0.13	5,720,000
	7,720,000		7,720,000

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

The Company recognizes option expense ratably over the vesting periods. During 2013 and 2012, the Company recorded compensation expense related to options granted under the 2008 Plan of $0 and $15,974, respectively. As of December 31, 2013 and 2012, all options granted were fully vested.

The fair value of option grants was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2013	2012
Expected dividend yield	N/A	0.00%
Risk-free interest rate	N/A	0.50%
Expected volatility	N/A	60%
Expected life (in years)	N/A	3

No options were granted during 2013.

The Plan provides for the issuance of a maximum of 7,000,000 shares of which, after adjusting for estimated pre-vesting forfeitures and expired options, approximately 2,182,000 were available for issuance as of April 9, 2014.

Stock option activity under the Plan for the period from December 31, 2012 to December 31, 2013 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Grant Date Fair Value
Outstanding at December 31, 2012	2,328,570	$0.20	1.02	205,234
Options granted	-	$ -	-	-
Options exercised	-	$ -	-	-
Options cancelled/forfeited/ expired	(1,553,437)	$0.22	-	(158,333)
Outstanding at December 31, 2013	775,133	$0.14	1.09	$ 46,901

Exercisable at December 31, 2013	775,133	$0.09	1.09	$ 46,901

As of December 31, 2013, after adjusting for estimated pre-vested forfeitures, there was $0 of unrecognized compensation cost related to unvested stock options. The Company intends to issue new shares to satisfy share option exercises.

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

11. SUBSEQUENT EVENTS

On January 10, 2014, the Fund converted $19,000 owed under the 3rd Debenture into 2,000,000 shares of our common stock, resulting in a loss on conversion of $3,600. On January 13, 2014, the Fund converted the remaining $53,438 owed under the A & R 1st Debenture into 5,625,075 shares of our common stock, resulting in a loss on conversion of $11,813. On March 26, 2014, the Fund elected to convert $73,540 of the 3rd Debenture into 6,500,000 shares of our common stock. As of April 9, 2014, the shares had not yet been issued to the Fund. Additionally, for the period from January 1, 2014 through April 9, 2014, we received proceeds under the 3rd Debenture totaling $150,000.

On January 29, 2014, the Company issued a total of 1,350,000 shares of common stock, valued at $12,825, to three consultants and two employees for services rendered. The shares were valued at the estimated grant date fair value.

On March 17, 2014, we issued 150,000 shares of common stock to each of the Company’s Board Members for their continued service on the Board during 2014 (total of 750,000 shares of common stock) . The shares include repurchase rights whereby the Company retains the rights to acquire the shares from the stock recipients. Such repurchase rights lapse ratably over twelve months at a rate of 1/12th per month beginning on January 1, 2014. Additionally, 125,000 shares of common stock was issued to each of the Board Members (total of 625,000 shares, valued at $12,500) as compensation for their attendance at a board meeting. Lastly, 300,000 shares of common stock, valued at $6,000 were issued to a consultant for services rendered. The shares issued to the Board Members for their 2014 service are valued based on the average stock price during the respective month and the related stock based compensation expense is recognized as the repurchase rights lapse. The remaining shares were valued at the estimated grant date fair value.

We received cash proceeds under the Atlantic Note totaling $25,000 during the period from January 1, 2014 through April 9, 2014.

