Form 10-Q
period 2014-03-31
GTX CORP
filed 2014-05-15
CIK 1375793

FORM 10-Q UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2014
OR
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 156,099,555 common shares issued and outstanding as of May 15, 2014.

GTX CORP AND SUBSIDIARIES

For the quarter ended March 31, 2014

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

GTX CORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2014	2013

ASSETS

Current assets:
Cash and cash equivalents	$101,523	$64,754
Accounts receivable, net	2,640	1,892
Inventory	1,310	766
Other current assets	31,593	27,740

Total current assets	137,066	95,152

Property and equipment, net	5,099	7,722
Intangible assets	111,302	82,222

Total assets	$253,467	$185,096

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$436,176	$340,226
Accrued expenses - related parties	333,150	306,250
Deferred revenues	22,569	18,991
Short-term debt - related party	1,500	4,000
Convertible promissory note, net of discount	141,475	90,797
Derivative liabilities	286,051	70,535
Total current liabilities	1,220,921	830,799

Long-term convertible debt	265,177	237,672
Long-term derivative liabilities	1,488,573	411,708

Total liabilities	2,974,671	1,480,179

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 2,071,000,000 shares authorized; 148,502,593 and 131,352,518 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	148,503	131,352
Additional paid-in capital	14,343,238	14,009,430
Accumulated deficit	(17,212,945)	(15,435,865)

Total stockholders’ deficit	(2,721,204)	(1,295,083)

Total liabilities and stockholders’ deficit	$253,467	$185,096

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2014	2013

Revenues	$20,814	$45,446

Cost of goods sold	9,900	26,887

Gross margin	10,914	18,559

Operating expenses
Wages and professional fees	215,228	188,487
General and administrative	77,522	44,753

Total operating expenses	292,750	233,240

Loss from operations	(281,836)	(214,681)

Other income/(expenses)
Loss on extinguishment of debt	(169,463)	(35,687)
Derivative income (expense), net	(1,316,452)	999
Interest expense	(9,329)	(5,950)

Total other income/(expenses)	(1,495,244)	(40,638)

Net loss	$(1,777,080)	$(255,319)

Weighted average number of common shares outstanding - basic and diluted	144,896,193	89,337,501

Net loss per common share - basic and diluted	$(0.01)	$(0.00)

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2014		2013
Cash flows from operating activities
Net loss		$(1,777,080)		$(255,319)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		4,068		19,463
Impairment of capitalized assets		-		5,062
Stock-based compensation		53,171		49,915
Loss on extinguishment of debt		169,463		35,687
Derivative expense, net		1,316,452		(999)
Changes in operating assets and liabilities:
Accounts receivable		(748)		(8,329)
Inventory		(544)		-
Other current and non-current assets		(25,497)		(2,613)
Accounts payable and accrued expenses		95,951		36,209
Accrued expenses - related parties		26,900		57,880
Deferred revenues		3,578		8,428

Net cash used in operating activities		(134,286)		(54,616)

Cash flows from investing activities
Purchase of property and equipment		(1,445)		-

Net cash used in investing activities		(1,445)		-

Cash flows from financing activities
Proceeds from convertible promissory notes		175,000		25,000
Proceeds from short-term debt - related party		-		10,000
Payments on short-term debt - related party		(2,500)		(5,000)

Net cash provided by financing activities		172,500		30,000

Net change in cash and cash equivalents		36,769		(24,616)

Cash and cash equivalents, beginning of period		64,754		30,649

Cash and cash equivalents, end of period		$101,523		$6,033

Supplemental disclosure of cash flow information:
Income taxes paid		$-		$-
Interest paid		$-		$-

Supplementary disclosure of noncash financing activities:
Issuance of common stock for other current asset		$750	$
Issuance of common stock for conversion of debt		$315,351		$-
Issuance of debt for intangible assets		$25,000		$-
Issuance of common stock for accrued expenses - related parties		$-		$32,000
Issuance of common stock for accrued interest - related party		$-		$3,200
Issuance of common stock for short-term debt	$			$49,187
Issuance of stock payable for other current asset		$-		$120,000

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

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

GTX California is a solution provider offering an enterprise GPS and cellular location platform that provides real-time tracking of the whereabouts of people, pets, vehicles and high valued assets through a miniaturized transceiver module, wireless connectivity gateway, middleware and viewing portal. Our core products and services are supported by an IP portfolio of patents, patents pending, registered trademarks, copyrights, URLs and a library of software source code. LOCiMOBILE, Inc., has been engaged in Smartphone application (App) development since 2008. With a suite of mobile applications that turn the iPhone, iPad, Android, BlackBerry and other GPS enabled handsets into a tracking device which can then be tracked from handset to handset or through our Location Data Center tracking portal and which allows the user to send a map to the recipient’s phone showing the user’s location. LOCiMOBILE has launched numerous Apps across multi mobile device operating systems and continues to launch consumer and enterprise apps. CANS is a U.S. and Canadian syndicator of all state Amber Alerts providing website tickers and news feeds to merchants, internet service providers, affiliate partners, corporate sponsors and local, state and federal agencies, as well as, marketing and selling the patent pending electronic personal health record Code Amber Alertag.

Basis of Presentation

The accompanying unaudited consolidated financial statements of GTX have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included. Our operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2013, which are included in our Annual Report on Form 10-K.

The accompanying consolidated financial statements reflect the accounts of GTX Corp and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred net losses of $1,777,080 and $255,319 for the three months ended March 31, 2014 and 2013, respectively, has incurred losses since inception resulting in an accumulated deficit of $17,212,945 as of March 31, 2014, and has negative working capital of $1,083,855 as of March 31, 2014.  The majority of our net loss during the three months ended March 31, 2014 results from $1,316,452 of derivative expense due to adjustments to derivative liabilities associated with our convertible debt and not from operations. However, the Company anticipates further losses in the development of its business.

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

Use of Estimates

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

Reclassifications

For comparability, certain prior period amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2014. These reclassifications have no impact on net loss.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board has recently issued accounting pronouncements, most of which represent technical corrections to the accounting literature or application to specific industries, which are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.   We do not believe that the adoption of any recently issued accounting standards will have a material effect on our financial position and results of operations.

3. RELATED PARTY TRANSACTIONS

In order to preserve cash for other working capital needs, various officers and members of management have agreed to accrue, and defer payment of, portions of their salaries since fiscal 2011. As of March 31, 2014 and December 31, 2013, the Company owed $333,150 and $306,250, respectively for such accrued wages.

4. DEBT

The following table summarizes the components of our short-term borrowings:

	March 31, 2014	December 31, 2013

Atlantic Note	$162,500	$112,500
BSM Note dated June 26, 2013	30,000	30,000
Total short-term convertible notes	192,500	142,500
Less: Debt discount	(51,025)	(51,703)
Short-term convertible notes, net of debt discount	141,475	90,797

Related party short-term borrowings	1,500	4,000

Short-term borrowings	$142,975	$94,797

Short-term derivative liabilities	$286,051	$70,535

Short-term convertible notes

Atlantic Agreement and SPA

On July 12, 2013, the Company entered into an Exclusive Manufacturing Agreement (the “Agreement”) with Atlantic Footcare, Inc., a Rhode Island corporation (“Atlantic”) whereby Atlantic would be the Company’s exclusive manufacturer of its new shoe insole to be used with our embedded GPS devices. In conjunction with the Agreement, on July 24, 2013 (the “Closing”), we also entered into a Security Purchase Agreement (the “SPA”) with Atlantic. Pursuant to the SPA, Atlantic has committed to purchase (i) a convertible promissory note (the “Atlantic Note”) in the original principal amount of $200,000, accruing 6% interest per annum, and maturing on November 13, 2014, and (ii) a warrant to purchase shares of the Company’s common stock, par value $0.001 per share (the “Warrant”).

In accordance with the SPA, Atlantic agreed to lend to the Company up to $200,000, as follows:

(i)	$50,000 (comprised of $25,000 in cash and $25,000 in insole development and tooling costs associated with manufacturing insoles containing the Company’s GPS devices, the value of which shall be determined by Atlantic (the “Services”)); and

(ii)	3 installments of $50,000 (each comprised of $25,000 in cash and $25,000 in Services) of which two installments and a portion of the third installment ($12,500) have been received as of March 31, 2014.

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

Long-term debt

The following table summarizes the components of our long-term debt:

	March 31, 2014	December 31, 2013

Fund A & R 1st Debenture dated September 19, 2013	$—	$53,438
Fund 2nd Debenture dated September 19, 2013	200,000	200,000
Fund 3rd Debenture dated September 19, 2013	702,550	477,000
Total long-term convertible notes	902,550	730,438
Less: Debt discount	(637,373)	(492,766)
Total long-term convertible notes, net of debt discount	$265,177	$237,672

Long-term derivative liabilities	$1,488,573	$411,708

At March 31, 2014, our long-term debt matures as follows:

2014	-
2015	-
2016	702,550
2017	200,000
2018 and thereafter	-
Total	$902,550

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

The A & R 1st Debenture accrued interest at the lesser of the applicable Federal Rate or 6% per annum and was convertible into shares of common stock of the Company at a price equal to 100% of the average of the 5 lowest closing market prices for the Company’s common stock for the 30 trading days preceding conversion. During the three months ended March 31, 2014, the Fund converted the remaining amount owed under the A & R 1st Debenture of $53,438 into 5,625,075 shares of our common stock resulting in a loss on extinguishment of debt of $11,813. In accordance with the terms of the A & R 1st Debenture, all accrued interest owed was forgiven as the debt was converted in full prior to its maturity date.

The 2nd Debenture, in the amount of $200,000, was issued to the Fund in consideration for the Fund’s various agreements issued under the Security Purchase Agreement. The 2nd Debenture matures December 31, 2017 and accrues interest on the unconverted outstanding principal balance at a rate per annum of the lesser of the applicable Federal Rate or 6%. Following the Payment Compliance Date, as defined below, at the option of the Fund, the outstanding principal amount due under the 2nd Debenture may be converted into shares of the Company’s common stock at a price equal to lesser of (a) the outstanding balance due under the Debenture divided by $0.01 per shares (the “Conversion Price,”) or (b) 9.99% of the then-current issued and outstanding capital stock of the Company as of the first (1st) anniversary of the Payment Compliance Date. The “Payment Compliance Date” shall mean the later to occur of (a) the date on which the Fund has paid the Company the full $425,000 purchase price of the 3rd Debenture, or (b) the date on which all amounts due to the Fund, except for amounts due under the 2nd Debenture, have been fully paid. If the 2nd Debenture is repaid and/or converted in full prior to its maturity date, all accrued interest will be forgiven.

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

Interest on the 3rd Debenture accrues on the unconverted outstanding principal balance hereof at a rate per annum of the lesser of the applicable Federal Rate or 6% and on a pro rata basis to the extent that each Tranche has been paid. The outstanding amounts due under the 3rd Debenture are convertible at the option of the Fund into shares of the Company’s common stock at 100% of the average of the five lowest closing market prices for the Common Stock for the thirty (30) trading days preceding each conversion; provided, however, that the Fund cannot own more than 4.99% of the Company’s outstanding shares of common stock at any time, which limit may be waived by the Fund upon 65 days’ notice. If the 3rd Debenture is repaid and/or converted in full prior to its maturity date, all accrued interest will be forgiven. During the three months ended March 31, 2014, the Fund converted $92,450 owed under the 3rd Debenture into 8,500,000 shares of our common stock resulting in a loss on extinguishment of debt of $157,650. As of March 31, 2014, the Fund had made the first seven Tranche payments required under the 3rd Debenture.

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

Derivative liabilities

The conversion features embedded in the convertible notes were evaluated to determine if such conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative. Excluding the 2nd Debenture, in all of the long-term and short-term convertible notes outstanding at March 31, 2014 and December 31, 2013, the conversion feature was accounted for as a derivative liability. The derivatives associated with the long-term and short-term convertible notes were recognized as a discount to the debt instrument and the discount is amortized over the expected life of the notes with any excess of the derivative value over the note payable value recognized as additional interest expense at the issuance date. Included in Derivative Expense, net in the accompanying consolidated statements of operations is expense related to the recording and amortization of the debt discount totaling $722,603 during the three months ended March 31, 2014.

The derivative liability was calculated using the Black Scholes method over the expected terms of the convertible debentures, with a risk free rate of 1% and volatility of 287% as of March 31, 2014 and a risk free rate of 1% and volatility of 301% as of December 31, 2013. Included in Derivative Expense, net in the accompanying consolidated statements of operations is income arising from the change in fair value of the derivatives of $593,849 for the three months ended March 31, 2014.

5. EQUITY

Common Stock

The Company issued the following shares of common stock during the three months ended March 31, 2014:

	Value of Shares	Number of Shares
Shares issued for services rendered	$32,075	2,275,000
Shares issued with repurchase rights	3,532	750,000
Shares issued for conversion of debt	315,351	14,125,075

Total shares issued	$350,958	17,150,075

Shares issued for services rendered were to various members of management, the Board of Directors, employees and consultants and are expensed as Stock-Based Compensation in the accompanying consolidated statement of operations. Shares issued with repurchase rights relate to shares granted to members of management and the Board of Directors whereby the Company retained the rights to acquire the shares from the stock recipients and such repurchase rights lapsed rateably over twelve months at a rate of 1/12th per month beginning on January 1, 2013. Upon vesting, the shares are revalued based on the average stock price during the respective month and the related stock based compensation expense is recognized. Shares issued for conversion of debt relate to conversions of the Fund Debentures discussed in Note 4.

Common Stock Warrants

Since inception, the Company has issued warrants to purchase shares of the Company’s common stock to shareholders, consultants and employees as compensation for services rendered and/or through private placements.

A summary of the Company’s warrant activity and related information is provided below:

	Exercise Price $	Number of Warrants
Outstanding and exercisable at December 31, 2013	0.02 - 0.08	7,720,000
Warrants exercised		-
Warrants granted
Warrants expired	0.08	(5,720,000)
Outstanding and exercisable at March 31, 2014	0.02	2,000,000

Stock Warrants as of March 31, 2014
Exercise	Warrants	Remaining	Warrants
Price	Outstanding	Life (Years)	Exercisable

$0.02	2,000,000	1.44	2,000,000

In connection with the SPA entered into with Atlantic on July 12, 2013 (See Note 4), the Company issued a Warrant to Atlantic, whereby Atlantic is entitled to purchase from the Company a total number of shares of common stock, such that, when added to the total number of shares of common stock acquired by Atlantic upon conversion of the Atlantic Note, equals 12% of the common stock outstanding as of the date of such conversion, as such total outstanding amount may, be increased by issuances of common stock occurring on or prior to November 13, 2014 (or by issuances of common stock occurring after November 13, 2014 but pursuant to convertible instruments issued or commitments made by the Company prior to November 13, 2014), other than issuances of excluded securities as such term is defined in the Atlantic Note, at an exercise price per share equal to $0.001 per share, at any time and from time to time on or after the Closing Date and through and including November 13, 2020. As of the March 31, 2014, Atlantic has not converted any portion of the Atlantic Note.

Common Stock Options

Under the Company’s 2008 Equity Compensation Plan (the “2008 Plan”), we are authorized to grant stock options intended to qualify as Incentive Stock Options, “ISO”, under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified options, restricted and unrestricted stock awards and stock appreciation rights to purchase up to 7,000,000 shares of common stock to our employees, officers, directors and consultants, with the exception that ISOs may only be granted to employees of the Company and its subsidiaries, as defined in the 2008 Plan. After adjusting for expired and estimated pre-vesting forfeitures, options for approximately 2,182,000 shares were still available for grant under the 2008 Plan as of March 31, 2014.

Stock option activity under the 2008 Plan for the three months ended March 31, 2014 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Grant Date Fair Value
Outstanding at December 31, 2013	775,133	$0.14	1.09	$46,901
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options cancelled/ forfeited/ expired	(269,887)	$0.25	-	(29,539)
Outstanding at March 31, 2014	505,246	$0.079	1.37	$17,362

Exercisable at March 31, 2014	505,246	$0.079	1.37	$17,362

The Company recognizes option expense ratably over the vesting periods. As all outstanding options had vested as of December 31, 2012, we have recognized no compensation expense related to options granted under the 2008 Plan during the three months ended March 31, 2014 and 2013. The Company intends to issue new shares to satisfy share option exercises.

6. SUBSEQUENT EVENTS

On April 11, 2014, the Fund converted $66,550 of the 3rd Debenture into 3,484,293 shares of common stock, resulting in a loss on extinguishment of debt in the amount of $55,400. Additionally, on April 21, 2014, the Fund made its final Tranche installment of $50,000.

On April 14, 2014, BSM Lending, LLC converted the BSM Note of $30,000 plus accrued interest of $3,514 into 1,463,493 shares of our common stock, resulting in a loss on extinguishment of debt in the amount of $13,464.

On May 5, 2014, the Company issued a total of 2,649,176 shares of common stock valued at $90,072 to four consultants, two employees and a Board Member for services rendered.

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

Operations

We currently conduct our operations through three wholly-owned subsidiaries that operate in various interrelated sectors of the emerging Location-Based Services and wearable technology marketplace. Our subsidiaries are summarized as follows:

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

During 2013, we entered into an exclusive three-year contract with Atlantic Footcare, Inc., (“Atlantic”) to develop and launch the GPS SmartSoleTM (the “SmartSole”), a product designed to monitor the location of the wearer of shoes that are outfitted with the SmartSole. Atlantic is the Company’s exclusive manufacturer of the new shoe insole to be used with our embedded GPS devices. The patented SmartSole fits easily into most shoes providing the user even more opportunities to use the tracking device. The SmartSoles are designed to bring peace of mind to family members and those caring for the millions of people suffering from memory impairment and chronic wandering. A miniaturized GPS tracking chip is embedded in the insoles and powered by a rechargeable battery that lasts up to 5 days on a single inductive charge (50% longer than the battery life in the Navistar GPS Shoes). The inductive charger also makes the SmartSole significantly easy to charge. The SmartSole sends a signal to the central monitoring website showing the wearer’s exact location using a combination of satellite and cellular technology. Once the GPS tracking account is set up, the location of the SmartSole can be monitored from a computer, tablet or smartphone. As of the date of this Quarterly Report, the GPS SmartSoleTM is still in its testing phase both in the US and internationally. The product is expected to be commercially released beginning in June 2014. On May 8, 2014, we announced our receipt of a purchase order for SmartSole products from a European distributor. These products are expected to be shipped starting in July 2014.

Designed for less chronic wanderers and as an introduction to our other footwear-based location monitoring products, in March 2014 we released the Bluetooth Low Energy (“BLE”) SmartSoles, a footwear system designed to monitor when the wearer enters or leaves a room or building. The BLE SmartSoles were specifically designed based on the needs of assisted living facilities and the care giving communities. Similar to the SmartSole, the BLE SmartSole looks and feels like a regular insole, may be placed in most shoes and trimmed to fit. The BLE SmartSole is embedded with a miniaturized BLE chip that reports when the user crosses a virtual perimeter. The BLE SmartSole has a battery life of over one year, alleviating the caregiver from the worry of recharging or replacing batteries. The technology is customizable for personal home use or commercial assisted living facilities and the caregiver is alerted via email or text when the wearer leaves the area.

In 2010, GTX California entered into a license agreement with Aetrex Worldwide, Inc. under which we granted Aetrex the exclusive right to embed our GPS tracking device into certain footwear products manufactured and sold solely by Aetrex (the “License Agreement”). The NavistarTM GPS Shoes monitor the locations of “wandering” seniors afflicted with dementia. Although the GPS Shoe received significant interest from various eldercare organizations and was prominently featured in the media, sales to date of the Navistar GPS Shoe did not met our expectations or the expectations of Aetrex. Accordingly, effective March 18, 2014, we did not renew our license agreement with Aetrex, and Aetrex has ceased actively marketing or selling this first generation line of GPS Shoes.

• LOCiMOBILE, Inc., our mobile application subsidiary, developed and owns LOCiMOBILE®, a suite of mobile tracking applications (“Apps”) that turn the latest Smartphones and tablets such as iPhone®, iPad, Blackberry, Google Android and other GPS enabled handsets into a tracking and location based social networking device which can then be viewed through our Location Data Center tracking portal or on any connected device with internet access. As of the date of this Annual Report, our 20+ Apps have experienced over 1.6 million downloads in 162 countries. Additionally, we have released our newest enterprise App, Track My Work Force, which allows employers to easily track and monitor employees, drivers, sales reps, and more using their Smartphone, tablet or any web enabled devices. The Company continues to rollout new and innovative products which will include a series of applications that will be geared for the enterprise user, by offering “private label” versions of our popular consumer Apps to companies looking for a more personalized and secure methods of keeping track of their employees. Our roadmap also consists of additional applications for the iPad, other tablets, TV’s, and more applications for the iPhone and Google Android operating systems, all of which are expected to contribute to our user base community, the value of our brand, and revenues from App sales, monthly subscriptions and advertising.

•        Code Amber News Service, Inc. (“CANS”) is our wholly-owned subsidiary in the U.S. and Canada of all state Amber Alerts providing website tickers and news feeds to merchants, internet service providers, affiliate partners, corporate sponsors and local, state and federal agencies, as well as, marketing and selling the patent pending electronic personal health record Code Amber Alertag. The Alertag is a product and service that provides worldwide access to critical personal information in emergency situations for persons who subscribe to the product and service. The Alertag is offered on an annual $29.95 subscription based model, and complements the overall GTX business model of providing location based e-health technologies and services.

Results of Operations

The following discussion should be read in conjunction with our interim consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report.

Three Months Ended March 31, 2014 (“Q1 2014”) Compared to the Three Months Ended March 31, 2013 (“Q1 2013”)

	Three Months Ended March 31,
	2014		2013
	$	% of Revenues	$	% of Revenues

Revenues	$ 20,814	100%	$ 45,446	100%
Cost of goods sold	9,900	48%	26,887	59%
Net profit	10,914	52%	18,559	41%

Operating expenses:
Wages and professional fees	215,228	1034%	188,487	415%
General and administrative	77,522	372%	44,753	98%
Total operating expenses	292,750	1406%	233,240	513%

Loss from operations	(281,836)	-1354%	(214,681)	-472%

Other expense, net	(1,495,244)	-7184%	(40,638)	-89%
Net loss	$ (1,777,080)	-8538%	$(255,319)	-562%

 Revenues

Revenues during Q1 2014 decreased by 54% or $24,632 in comparison to Q1 2013 primarily due to decreases in App revenue and GPS subscription fees on the Navistar GPS Shoes. To counteract the decreases in our App revenues, which were predominately consumer driven, we are focusing on our Track My Workforce App geared towards the enterprise customer. Revenues generated by the Track My Work Force App continue to grow as we introduce the App into the marketplace. Although the Navistar GPS Shoe received significant interest from various eldercare organizations and the public, sales to date of the shoes have not met our expectation or the expectations of Aetrex. Accordingly, effective March 18, 2014, we did not renew our license agreement with Aetrex, and Aetrex has ceased actively marketing or selling this first generation line of GPS Shoes. We are currently in the development of the new SmartSole which is considered the "Next Gen" product after the GPS Shoes. As of the date of this Quarterly Report, the SmartSole is still in its testing phase both in the US and internationally and, accordingly, has not generated any revenues. The product is expected to be commercially released beginning in June 2014.

Cost of goods sold

Cost of goods sold decreased 63% or $16,987 during Q1 2014 in comparison to Q1 2013 primarily due to the write-down of certain capitalized direct labor costs and shoe molds during the year ended December 31, 2013. The depreciation related to these assets had been recorded through cost of goods sold and their write off accounts for $12,000 of the decrease in depreciation expense when comparing Q1 2014 to Q1 2013.

Wages and professional fees

Wages and professional fees during Q1 2014 increased 14% or $26,741 in comparison to Q1 2013 primarily due to the hiring of a consulting firm for business development, corporate and financing services. Professional fees are expected to remain at this level as we grow our business and expand our products into the wearable technology marketplace both in the U.S. and internationally

General and administrative

General and administrative expenses during Q1 2014 increased 73% or $32,769 in comparison to Q1 2013 primarily due to increases in website development costs and travel expenses. During Q1 2014 we began making improvements to our website to facilitate the upcoming release of the SmartSole to the public. Additionally, several trips throughout the U.S. and Europe were made to promote the SmartSole to potential distributors and elder care facilities.

Other expense, net

Other expense, net for Q1 0214 consists primarily of costs associated with our debt financings. During Q1 2014, the Fund converted $145,888 of debt into 14,125,075 shares of our common stock valued at $315,351 resulting in a non-cash loss on extinguishment of debt of $169,463. Additionally, the accounting treatment for the bifurcation of the derivative liabilities embedded in our long-term and short-term convertible notes results in net derivative, non-cash expense of $1,316,452. The net derivative expense represents the change in fair value of the derivative liability during the period as well as the amortization of the related debt discount.

Liquidity and Capital Resources

As of March 31, 2014, we had approximately $102,000 of cash and cash equivalents, and a working capital deficit of $1,084,000, compared to $65,000 of cash and cash equivalents and a working capital deficit of $736,000 as of December 31, 2013. A large part of our negative working capital position at March 31, 2014 consisted of $333,000 of amounts due to officers and management of the Company for accrued wages and $286,000 related to derivative liabilities on our short-term convertible promissory notes.

During the three months ended March 31, 2014, our net loss was $1,777,000, compared to a net loss of $255,000 for the three months ended March 31, 2013. However, net cash used in operating activities for Q1 2014 and Q1 2013 was only $134,000 and $55,000, respectively. Net cash used in operations was less than the net loss in Q1 2014 because of non-cash expenses relating to the loss on extinguishment of our convertible debt and derivative expense ($1,316,000) and the non-cash loss on the extinguishment of debt ($169,000). These non-cash expenses during Q1 2013 collectively, were only $34,000.

Net cash provided by financing activities during Q1 2014 was $172,500 and consisted primarily of proceeds totaling $175,000 received from advances under various convertible note payable agreements. Net cash provided by financing activities during Q1 2013 was $30,000 and consists of proceeds totaling $25,000 received from advances under a convertible note payable agreement, as well as, net proceeds of $5,000 from a short-term loan received from a Board Member.

Because revenues from our operations have, to date, been insufficient to fund our working capital needs, we currently rely on the cash we receive from our financing activities to fund our capital expenditures and to support our working capital requirements.  Previously, we anticipated that revenues from the NavistarTM GPS Shoe that was released December 2011 would increase during 2013 and would provide the funds necessary to fund our working capital needs. However, revenues from the NavistarTM GPS Shoe have been minimal, and the Navistar license agreement was allowed to expire. Accordingly, the NavistarTM GPS Shoe will not generate any future revenues. Despite the disappointing results of the Navistar GPS shoe, we continue to believe that there is a significant market opportunity for a product that can monitor the location of senior citizens and children through GPS devices embedded in footwear. As a result, in July 2013, we entered into an exclusive three-year contract with Atlantic Footcare, Inc. (“Atlantic”), to develop and launch GPS SmartSoleTM (the “SmartSole”). Atlantic is the Company’s exclusive manufacturer of the new shoe insole to be used with our embedded GPS devices. As of the date of this Quarterly Report, the GPS SmartSoleTM is in its testing phase both in the US and internationally. The SmartSole product is expected to be commercially released beginning in June 2014. On May 8, 2014, we announced our receipt of a purchase order for SmartSole products from a European distributor. These products are expected to be shipped starting in July 2014.

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

In order to fund our working capital needs and our product development costs, in September 2013 we entered into a Securities Purchase Agreement with 112359 Factor Fund, LLC (the “Fund”) pursuant to which we issued and sold to the Fund (i) an amended and restated convertible debenture (the “A & R 1st Debenture”) in the principal amount of $123,394, (ii) a secured convertible debenture in the principal amount of $200,000 (the “2nd Debenture”), and (iii) a secured convertible debenture payable in eight (8) tranches totaling an aggregate principal balance of $901,000 (the “3rd Debenture” and together with the A & R 1st Debenture and 2nd Debenture, the “Debentures”). The following is a summary of the terms of the Debentures:

The $123,394 A & R 1st Debenture accrued interest at the lesser of the applicable Federal Rate or 6% per annum and was convertible into shares of common stock of the Company at a price equal to 100% of the average of the 5 lowest closing market prices for the Company’s common stock for the 30 trading days preceding conversion. As of March 31, 2014, the A & R 1st Debenture has been converted in full into 12,300,099 shares of common stock resulting in a total loss on extinguishment of $25,910.

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

The face amount of the 3rd Debenture is $901,000 and consists of $425,000 of cash proceeds to the Company with the remaining $476,000 being additional debenture to the Company. The Fund funded the 3rd Debenture in eight monthly installments during the period from September 18, 2013 through April 21,2014. The 3rd Debenture matures on the third anniversary date of each monthly installment. Interest on the 3rd Debenture accrues on the unconverted outstanding principal balance hereof at a rate per annum of the lesser of the applicable Federal Rate or six percent (6%) and on a pro rata basis to the extent that each Tranche has been paid. The outstanding amounts due under the 3rd Debenture are convertible at the option of the Fund into shares of the Company’s common stock at 100% of the average of the five lowest closing market prices for the common stock for the 30 trading days preceding each conversion; provided, however, that the Fund cannot own more than 4.99% of the Company’s outstanding shares of common stock at any time, which limit may be waived by the Fund upon 65 days’ notice.

As of the date of this Quarterly Report, the 3rd Debenture has provided us with the $425,000 of funding. Additionally, the Fund has converted $159,000 of the $901,000 principal balance into 11,984,293 shares of our common stock resulting in a loss on extinguishment of debt totalling $213,050.

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

(ii)	3 installments of $50,000 (each comprised of $25,000 in cash and $25,000 in Services) of which two installments and a portion of the third installment ($12,500) has been received as of March 31, 2014.

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

On June 26, 2013, the Company entered into a Convertible Promissory Note with BSM Lending, LLC, for the principal sum of $30,000 plus interest of 15% per annum (the “BSM Note”) that matures on June 25, 2014. The BSM Note is convertible into shares of common stock of the Company at a price equal to 65% of the 5 day average closing price per share of the Company’s common stock. On April 14, 2014, BSM Lending, LLC converted the BSM Note of $30,000 plus accrued interest of $3,514 into 1,463,493 shares of our common stock, resulting in a loss on extinguishment of debt in the amount of $13,464.

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

As noted above, based on budgeted revenues and expenditures, unless revenues increase significantly, we believe that our existing and projected sources of liquidity may not be sufficient to satisfy our cash requirements for the next twelve months.   Accordingly, we will need to raise additional funds throughout 2014.  The sale of additional equity securities will result in additional dilution to our existing stockholders. Sale of debt securities could involve substantial operational and financial covenants that might inhibit our ability to follow our business plan. Any additional funding that we obtain in a financing is likely to reduce the percentage ownership of the Company held by our existing security-holders. The amount of this dilution may be substantial based on our current stock price, and could increase if the trading price of our common stock declines at the time of any financing from its current levels. We may also attempt to raise funds through corporate collaboration and licensing arrangements.  To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to grant licenses on terms that are not favorable to us. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain the needed additional funding, we may have to further reduce our current level of operations, or may even have to totally discontinue our operations.

Since inception in 2002, we have generated significant losses (as of March 31, 2014, we had an accumulated deficit of approximately $17,212,945), and we currently expect to incur continued losses until our revenue initiatives collectively generate substantial revenues. Please see the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2013 for more information regarding risks associated with our business.

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

Critical Accounting Policies and Estimates

There are no material changes to the critical accounting policies and estimates described in the section entitled “Critical Accounting Policies and Estimates” under Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Our business plan had assumed that sales of the NavistarTM GPS Shoes would provide a substantial amount of our working capital, which revenues would be supplemented by revenues from our other products. Sales of the GPS Shoes have significantly underperformed our expectations, and revenues from our other products have also been less than we projected. As a result of the lack of sales revenues, we currently have a large working capital deficit, and our revenues from our current operations are not sufficient to fund our current operating needs. Accordingly, we will have to find alternative sources of funding in the near future. If we are not able to obtain additional funding in the near future, we may have to further reduce our operations, take other action to protect our properties and business, or cease operations altogether. Any such actions may have a negative effect on the viability of our company and on the trading price of our shares.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 17, 2014, we issued 125,000 shares of common stock to each of the five members on our Board of Directors and 300,000 shares of common stock to a consultant (total of 925,000 shares of common stock valued at $18,500) for services rendered. Additionally, we issued 150,000 shares of our common stock to each of the five members on our Board of Directors (total of 750,000 shares of common stock) for their continued service on the Board of Directors during 2014. These shares contain repurchase rights whereby the Company retains the rights to acquire the shares from the stock recipients and such repurchase rights lapse ratably over twelve months at a rate of 1/12th per month retroactively beginning on January 1, 2014.  The value of the shares is calculated in conjunction with the monthly vesting based on the average stock price during the respective month.  Accordingly, the 187,500 shares vested as of March 31, 2014 were valued at $3,532 and the remaining 562,500 will be valued at their average monthly stock price.

On May 5, 2014, the Company issued a total of 2,649,176 shares of common stock valued at $90,072 to four consultants, two employees and a Board Member for services rendered.

The issuance of the above shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

GTX CORP
Date: May 15, 2014 By:	/s/ ALEX MCKEAN Alex McKean, Interim Chief Financial Officer (Principal Financial Officer)

Date: May 15, 2014 By:	/s/ PATRICK BERTAGNA Patrick Bertagna, Chief Executive Officer

