Form 10-Q
period 2014-06-30
GTX CORP
filed 2014-08-08
CIK 1375793

FORM 10-Q UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2014
OR
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 160,899,555 common shares issued and outstanding as of August 8, 2014.

GTX CORP AND SUBSIDIARIES

For the quarter ended June 30, 2014

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

GTX CORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30	December 31,
	2014	2013

ASSETS

Current assets:
Cash and cash equivalents	$24,796	$64,754
Accounts receivable, net	12,812	1,892
Inventory	1,349	766
Other current assets	23,239	27,740

Total current assets	62,196	95,152

Property and equipment, net	2,769	7,722
Intangible assets	131,602	82,222

Total assets	$196,567	$185,096

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$458,292	$340,226
Accrued expenses - related parties	316,900	306,250
Deferred revenues	29,733	18,991
Short-term debt - related party	—	4,000
Convertible promissory note, net of discount	145,659	90,797
Derivative liabilities	145,342	70,535
Total current liabilities	1,095,926	830,799

Long-term convertible debt	311,429	237,672
Long-term derivative liabilities	702,377	411,708

Total liabilities	2,109,732	1,480,179

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 2,071,000,000 shares authorized; 155,799,555 and 131,352,518 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	155,799	131,352
Additional paid-in capital	14,594,202	14,009,430
Accumulated deficit	(16,663,166)	(15,435,865)

Total stockholders’ deficit	(1,913,165)	(1,295,083)

Total liabilities and stockholders’ deficit	$196,567	$185,096

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues	$34,091	$49,966	$54,905	$95,412

Cost of goods sold	15,987	19,645	25,887	46,532

Gross margin	18,104	30,321	29,018	48,880

Operating expenses
Wages and professional fees	199,668	216,231	415,404	405,589
General and administrative	61,162	49,523	138,177	93,382

Total operating expenses	260,830	265,754	553,581	498,971

Loss from operations	(242,726)	(235,433)	(524,563)	(450,091)

Other income/(expenses)
Loss on extinguishment of debt	(68,864)	(17,075)	(238,327)	(52,762)
Derivative income (expense), net	867,419	(17,314)	(449,033)	(16,315)
Interest expense	(6,050)	(2,778)	(15,378)	(8,756)

Total other income/(expenses)	792,505	(37,167)	(702,738)	(77,833)

Net income (loss)	$549,779	$(272,600)	$(1,227,301)	$(527,924)

Weighted average number of common shares outstanding - basic and diluted	154,355,189	96,875,562	149,651,821	93,127,355

Net income (loss) per common share - basic and diluted	$0.00	$(0.00)	$(0.01)	$(0.01)

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(1,227,301)	$(527,924)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,398	39,719
Stock-based compensation	91,231	69,214
Loss on extinguishment of debt	238,327	52,762
Derivative expense, net	449,033	16,315
Changes in operating assets and liabilities:
Accounts receivable	(10,920)	(5,064)
Inventory	(583)	799
Other current and non-current assets	(18,692)	40,055
Accounts payable and accrued expenses	172,852	169,985
Accrued expenses - related parties	10,650	46,837
Deferred revenues	10,742	(7,874)

Net cash used in operating activities	(278,263)	(105,176)

Cash flows from investing activities
Purchase of property and equipment	(1,445)	—

Net cash used in investing activities	(1,445)	—

Cash flows from financing activities
Proceeds from convertible promissory notes	243,750	75,000
Proceeds from short-term debt - related party	—	40,000
Payments on short-term debt - related party	(4,000)	(7,500)

Net cash provided by financing activities	239,750	107,500

Net change in cash and cash equivalents	(39,958)	2,324

Cash and cash equivalents, beginning of period	64,754	30,649

Cash and cash equivalents, end of period	$24,796	$32,973

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$—
Interest paid	$—	$—

Supplementary disclosure of noncash financing activities:
Issuance of common stock for other current asset	$750	$—
Issuance of common stock for conversion of debt	$484,279	$89,257
Issuance of debt for intangible assets	$43,750	$—
Issuance of common stock for accrued expenses - related parties	$51,272	$55,750
Issuance of common stock for accrued interest - related party	$—	$3,200
Issuance of common stock for prepaid advisory agreement	$—	$145,000
Issuance of stock payable for other current asset	$—	$36,000

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of GTX have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included. Our operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2013, which are included in our Annual Report on Form 10-K.

The accompanying consolidated financial statements reflect the accounts of GTX Corp and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred net losses of $1,227,301 and $527,924 for the six months ended June 30, 2014 and 2013, respectively, has incurred losses since inception resulting in an accumulated deficit of $16,663,166 as of June 30, 2014, and has negative working capital of $1,033,730 as of June 30, 2014.  A significant portion of the Company’s net loss during the six months ended June 30, 2014 results from $449,033 of derivative expense due to adjustments to derivative liabilities associated with our convertible debt and not from operations. However, the Company anticipates further losses in the development of its business.

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

3. RELATED PARTY TRANSACTIONS

In order to preserve cash for other working capital needs, various officers and members of management have agreed to accrue, and defer payment of, portions of their salaries since fiscal 2011. As of June 30, 2014 and December 31, 2013, the Company owed $316,900 and $306,250, respectively for such accrued wages.

4. DEBT

The following table summarizes the components of our short-term borrowings:

	June 30, 2014	December 31, 2013

Atlantic Note	$200,000	$112,500
BSM Note dated June 26, 2013	—	30,000
Total short-term convertible notes	200,000	142,500
Less: Debt discount	(54,341)	(51,703)
Short-term convertible notes, net of debt discount	145,659	90,797

Related party short-term borrowings	—	4,000

Short-term borrowings	$145,659	$94,797

Short-term derivative liabilities	$145,342	$70,535

Short-term convertible notes

Atlantic Agreement and SPA

On July 12, 2013, the Company entered into an Exclusive Manufacturing Agreement (the “Agreement”) with Atlantic Footcare, Inc., a Rhode Island corporation (“Atlantic”) whereby Atlantic would be the Company’s exclusive manufacturer of its new shoe insole to be used with the Company’s embedded GPS devices. In conjunction with the Agreement, on July 24, 2013, we also entered into a Security Purchase Agreement (the “SPA”) with Atlantic. Pursuant to the SPA, Atlantic committed to purchase (i) a convertible promissory note (the “Atlantic Note”) in the original principal amount of $200,000, accruing 6% interest per annum, and maturing on November 13, 2014, and (ii) a warrant to purchase shares of the Company’s common stock, par value $0.001 per share (the “Warrant”).

In accordance with the SPA, Atlantic agreed to lend to the Company up to $200,000, as follows:

          i.            $50,000 (comprised of $25,000 in cash and $25,000 in insole development and tooling costs associated with manufacturing insoles containing the Company’s GPS devices, the value of which shall be determined by Atlantic (the “Services”); and

        ii.            3 installments of $50,000 (each comprised of $25,000 in cash and $25,000 in Services).

The $200,000 loan has been fully funded. Atlantic may at any time elect to convert all of the entire outstanding principal amount of the Atlantic Note plus the accrued interest into 12% of the Company’s issued and outstanding common stock immediately following the issuance thereof, multiplied by a fraction, the numerator of which is the principal amount of the Atlantic Note then outstanding and the denominator of which is $200,000.

If Atlantic is unable to dispose of the shares of common stock into which the Atlantic Note may be converted and the Warrant may be exercised (the “Registrable Shares”) under Rule 144 as promulgated by the United States Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”), Atlantic may request that the Company file a Form S-1 registration statement or Form S-3 registration statement (if applicable) with respect to one hundred percent (100%) of the Registrable Shares then outstanding, then the Company shall, as soon as practicable, and in any event within sixty (60) days after the date such request is given by Atlantic, file a registration statement under the Securities Act covering all Registrable Shares that Atlantic requested to be registered.

BSM Lending, LLC Convertible Promissory Note

On June 26, 2013, the Company entered into a Convertible Promissory Note with BSM Lending, LLC (“BSM”), for the principal sum of $30,000 plus interest of 15% per annum (the “BSM Note”). The BSM Note is convertible into shares of common stock of the Company at a price equal to 65% of the 5 day average closing price per share of the Company’s common stock. On April 14, 2014, BSM Lending, LLC converted the BSM Note of $30,000 plus accrued interest of $3,514 into 1,463,493 shares of our common stock, resulting in a loss on extinguishment of debt in the amount of $13,464.

Long-term debt

The following table summarizes the components of our long-term debt:

	June 30, 2014	December 31, 2013

Fund A & R 1st Debenture dated September 19, 2013	$—	$53,438
Fund 2nd Debenture dated September 19, 2013	200,000	200,000
Fund 3rd Debenture dated September 19, 2013	742,000	477,000
Total long-term convertible notes	942,000	730,438
Less: Debt discount	(630,571)	(492,766)
Total long-term convertible notes, net of debt discount	$311,429	$237,672

Long-term derivative liabilities	$702,377	$411,708

At June 30, 2014, our long-term debt matures as follows:

2014	$-
2015	-
2016	318,000
2017	624,000
2018 and thereafter	-
Total	$942,000

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

The A & R 1st Debenture accrued interest at the lesser of the applicable Federal Rate or 6% per annum and was convertible into shares of common stock of the Company at a price equal to 100% of the average of the 5 lowest closing market prices for the Company’s common stock for the 30 trading days preceding conversion. During the six months ended June 30, 2014, the Fund converted the remaining principal amount owed under the A & R 1st Debenture of $53,438 into 5,625,075 shares of our common stock, resulting in a loss on extinguishment of debt of $11,813. In accordance with the terms of the A & R 1st Debenture, all accrued interest owed was forgiven as the debt was converted in full prior to its maturity date.

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

Interest on the 3rd Debenture accrues on the unconverted outstanding principal balance hereof at a rate per annum of the lesser of the applicable Federal Rate or 6% and on a pro rata basis to the extent that each Tranche has been paid. The outstanding amounts due under the 3rd Debenture are convertible at the option of the Fund into shares of the Company’s common stock at 100% of the average of the five lowest closing market prices for the Common Stock for the thirty (30) trading days preceding each conversion; provided, however, that the Fund cannot own more than 4.99% of the Company’s outstanding shares of common stock at any time, which limit may be waived by the Fund upon 65 days’ notice. If the 3rd Debenture is repaid and/or converted in full prior to its maturity date, all accrued interest will be forgiven. During the six months ended June 30, 2014, the Fund converted $159,000 owed under the 3rd Debenture into 11,984,293 shares of our common stock resulting in a loss on extinguishment of debt of $213,050. As of June 30, 2014, the Fund had made all of the eight Tranche payments required under the 3rd Debenture.

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

Derivative liabilities

The conversion features embedded in the convertible notes were evaluated to determine if such conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative. Excluding the 2nd Debenture, in all of the long-term and short-term convertible notes outstanding at June 30, 2014 and December 31, 2013, the conversion feature was accounted for as a derivative liability. The derivatives associated with the long-term and short-term convertible notes were recognized as a discount to the debt instrument and the discount is amortized over the expected life of the notes with any excess of the derivative value over the note payable value recognized as additional interest expense at the issuance date. Included in Derivative Expense, net in the accompanying consolidated statements of operations is expense related to the recording and amortization of the debt discount totaling $177,779 and $900,382 during the three and six months ended June 30, 2014, respectively.

The derivative liability was calculated using the Black Scholes method over the expected terms of the convertible debentures, with a risk free rate of 1% and volatility of 258% as of June 30, 2014 and a risk free rate of 1% and volatility of 301% as of December 31, 2013. Included in Derivative Income (Expense), net in the accompanying consolidated statements of operations is income arising from the change in fair value of the derivatives of $1,045,195 and $451,349 for the three and six months ended June 30, 2014, respectively

5. EQUITY

Common Stock

The Company issued the following shares of common stock during the six months ended June 30, 2014:

	Value of Shares	Number of Shares
Shares issued for services rendered	$64,126	3,116,176
Shares issued for accrued expenses	51,272	1,508,000
Shares issued with repurchase rights	9,543	750,000
Shares issued for conversion of debt	484,278	19,072,861

Total shares issued	$609,219	24,447,037

Shares issued for services rendered were to various members of management, the Board of Directors, employees and consultants and are expensed as Stock-Based Compensation in the accompanying consolidated statement of operations. Shares issued for accrued expenses were granted to a Board Member, a consultant and an employee as payment for portions of amounts owed to them for services rendered in previous periods. Shares issued with repurchase rights relate to shares granted to members of management and the Board of Directors whereby the Company retained the rights to acquire the shares from the stock recipients and such repurchase rights lapsed rateably over twelve months at a rate of 1/12th per month beginning on January 1, 2013. Upon vesting, the shares are revalued based on the average stock price during the respective month and the related stock based compensation expense is recognized. Shares issued for conversion of debt relate to conversions of the BSM Note and Fund Debentures discussed in Note 4.

Common Stock Warrants

Since inception, the Company has issued warrants to purchase shares of the Company’s common stock to shareholders, consultants and employees as compensation for services rendered and/or through private placements.

A summary of the Company’s warrant activity and related information is provided below:

	Exercise Price $	Number of Warrants
Outstanding and exercisable at December 31, 2013	0.02 - 0.08	7,720,000
Warrants exercised	—	—
Warrants granted	—	—
Warrants expired	0.08	(5,720,000)
Outstanding and exercisable at June 30, 2014	0.02	2,000,000

Stock Warrants as of June 30, 2014
Exercise	Warrants	Remaining	Warrants
Price	Outstanding	Life (Years)	Exercisable

$0.02	2,000,000	1.19	2,000,000

In connection with the SPA entered into with Atlantic on July 12, 2013 (See Note 4), the Company issued a Warrant to Atlantic, whereby Atlantic is entitled to purchase from the Company a total number of shares of common stock, such that, when added to the total number of shares of common stock acquired by Atlantic upon conversion of the Atlantic Note, equals 12% of the common stock outstanding as of the date of such conversion, as such total outstanding amount may, be increased by issuances of common stock occurring on or prior to November 13, 2014 (or by issuances of common stock occurring after November 13, 2014 but pursuant to convertible instruments issued or commitments made by the Company prior to November 13, 2014), other than issuances of excluded securities as such term is defined in the Atlantic Note, at an exercise price per share equal to $0.001 per share, at any time and from time to time on or after the Closing Date and through and including November 13, 2020. As of the June 30, 2014, Atlantic has not converted any portion of the Atlantic Note.

Common Stock Options

Under the Company’s 2008 Equity Compensation Plan (the “2008 Plan”), we are authorized to grant stock options intended to qualify as Incentive Stock Options, “ISO”, under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified options, restricted and unrestricted stock awards and stock appreciation rights to purchase up to 7,000,000 shares of common stock to our employees, officers, directors and consultants, with the exception that ISOs may only be granted to employees of the Company and its subsidiaries, as defined in the 2008 Plan. After adjusting for expired and estimated pre-vesting forfeitures, options for approximately 2,216,000 shares were still available for grant under the 2008 Plan as of June 30, 2014.

Stock option activity under the 2008 Plan for the six months ended June 30, 2014 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Grant Date Fair Value
Outstanding at December 31, 2013	775,133	$0.14	1.09	$46,901
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options cancelled/ forfeited/ expired	(304,138)	$0.23	—	(31,072)
Outstanding at June 30, 2014	470,995	$0.080	1.21	$15,829

Exercisable at June 30, 2014	470,995	$0.080	1.21	$15,829

The Company recognizes option expense ratably over the vesting periods. As all outstanding options had vested as of December 31, 2012, we have recognized no compensation expense related to options granted under the 2008 Plan during the three and six months ended June 30, 2014 and 2013. The Company intends to issue new shares to satisfy share option exercises.

5. SUBSEQUENT EVENTS

On July 15, 2014, we entered into a one-year agreement for corporate advisory and business development services (“Advisory Agreement”). In accordance with the Advisory Agreement, we granted the consulting firm 1,000,000 shares of common stock (valued at $20,000) and agreed to issue the consulting firm an additional 1,000,000 shares of our common stock on a quarterly basis through the term of the Advisory Agreement. Additionally, upon our receiving revenue from a successfully closed product sales transaction resulting from the consulting firm’s introduction of a new customer to us, we agreed to pay the consulting firm a fee equal to 10% of the gross margin generated from each closed transaction.

On July 24, 2014, the Fund converted $77,080 owed under the 3rd Debenture into 4,100,000 shares of our common stock, resulting in a loss on conversion of $4,920.

On July 28, 2014, we entered into a 4th convertible debenture with the Fund in the principal amount of $75,000 (the “4th Debenture”). The 4th Debenture is to be funded in Tranches on or about July 28, 2014, August 30, 2014 and September 30, 2014 in the amounts of $35,000, $20,000, and $20,000, respectively and matures on January 30, 2015. Interest on the 4th Debenture accrues on the unconverted outstanding principal balance hereof at a rate per annum of the lesser of the applicable Federal Rate or six percent (6%) and on a pro rata basis to the extent that each Tranche has been paid. The outstanding amounts due under the 4th Debenture are convertible at the option of the Fund into shares of the Company’s common stock at 50% of the average of the five lowest closing market prices for the common stock for the 30 trading days preceding each conversion. As consideration for the 4th Debenture, we are required to have in reserve at all times, enough shares of our common stock to effect the issuance of all of the conversion shares due to the Fund upon conversion of outstanding amounts owed under the Debentures, the 4th Debenture and any future convertible debentures held by the Fund. As of August 8, 2014, we had approximately 957,000,000 shares of our common stock reserved to fulfill this requirement.

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

During 2013, we entered into an exclusive three-year contract with Atlantic Footcare, Inc., (“Atlantic”) to develop and launch the GPS SmartSoleTM (the “SmartSole”), a product designed to monitor the location of the wearer of shoes that are outfitted with the SmartSole. Atlantic is the Company’s exclusive manufacturer of the new shoe insole to be used with our embedded GPS devices. The patented SmartSole fits easily into most shoes providing the user even more opportunities to use the tracking device. The SmartSoles are designed to bring peace of mind to family members and those caring for the millions of people suffering from memory impairment and chronic wandering. The SmartSole sends a signal to the central monitoring website showing the wearer’s exact location using a combination of satellite and cellular technology. Once the GPS tracking account is set up, the location of the SmartSole can be monitored from a computer, tablet or smartphone. As of the date of this Quarterly Report, the GPS SmartSoleTM is still in its evaluation phase both in the US and internationally. The product is expected to be commercially released during the latter half of 2014. On May 8, 2014, we announced our receipt of a purchase order for SmartSole products from a European distributor. These products are expected to be shipped during the third quarter of 2014.

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

The Company is currently engaged in over 2 dozen pilot programs in the US, Canada, New Zealand, U.K., and Switzerland, with several other countries in the pipeline. These pilot programs are being conducted by assisted living facilities, Government and Municipal agencies, health organizations, retailers, distributors and independent sales representatives. Several of these pilot programs will conclude during August 2014 and are expected to transition into commercial roll outs. The pilot programs generally last 1 to 3 months.

The Company’s “Stand Alone” direct-to-consumer GPS device is now offered for sale through the GTX website and on Amazon.com at prices ranging from $119 to $179 each, with several monthly subscription plans ranging from $17 to $30 per month. We are also introducing voice capabilities and starting to resell data and voice service plans.

In 2010, GTX California entered into a license agreement with Aetrex Worldwide, Inc. under which we granted Aetrex the exclusive right to embed our GPS tracking device into certain footwear products manufactured and sold solely by Aetrex (the “License Agreement”). The NavistarTM GPS Shoes did not meet our expectations or the expectations of Aetrex and, accordingly, effective March 18, 2014, we did not renew our license agreement with Aetrex, and Aetrex has ceased actively marketing or selling this first generation line of GPS Shoes.

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

•        Code Amber News Service, Inc. (“CANS”) is our wholly-owned subsidiary in the U.S. and Canada of all state Amber Alerts providing website tickers and news feeds to merchants, internet service providers, affiliate partners, corporate sponsors and local, state and federal agencies, as well as, marketing and selling the patent pending electronic personal health record Code Amber Alertag. The Alertag is a product and service that provides worldwide access to critical personal information in emergency situations for persons who subscribe to the product and service. The Alertag complements the overall GTX business model of providing location based e-health technologies and services.

Results of Operations

The following discussion should be read in conjunction with our interim consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report.

Three Months Ended June 30, 2014 (“Q2 2014”) Compared to the Three Months Ended June 30, 2013 (“Q2 2013”)

	Three Months Ended June 30,
	2014		2013
	$	% of Revenues	$	% of Revenues

Revenues	$ 34,091	100%	$ 49,966	100%
Cost of goods sold	15,987	47%	19,645	39%
Net profit	18,104	53%	30,321	61%

Operating expenses:
Wages and professional fees	199,668	586%	216,231	433%
General and administrative	61,162	179%	49,523	99%
Total operating expenses	260,830	765%	265,754	532%

Loss from operations	(242,726)	-712%	(235,433)	-471%

Other income (expense), net	792,505	2325%	(37,167)	-74%
Net income (loss)	$ 549,779	1613%	$ (272,600)	-546%

Revenues

Revenues during Q2 2014 decreased by 32% or $15,875 in comparison to Q2 2013 primarily due to decreases in Alertag sales, App revenue and platform test agreements. During Q2 2013 we sold 1,000 Alertags resulting in the recognition of approximately $13,000 of revenues. No such sale occurred during Q2 2014. Revenues generated by our Apps sold on iTunes decreased $5,000 in comparison to Q2 2013 due to a decrease in the purchase of new Apps, and a large increase in downloads for upgrades by current subscribers, which upgrades are provided free of charge. To counteract the decreases in our iTunes App revenues, which were predominately consumer driven, we are focusing on our Track My Workforce App geared towards the enterprise customer. Revenues generated by the Track My Work Force App continue to grow as we introduce the App into the marketplace but still are not significant. Lastly, during Q2 2013 we entered into a platform test agreement with a backpack manufacturer resulting in the recognition of $5,000 of revenues. The agreement with the backpack manufacturer has since been terminated resulting in no additional revenues being recognized in Q2 2014. These decreases in our revenues were offset by increases in GPS device sales of $13,000 and increased licensing revenues.

Cost of goods sold

Cost of goods sold decreased 19% or $3,658 during Q2 2014 in comparison to Q1 2013 primarily due to the write-down of certain capitalized direct labor costs and shoe molds during the year ended December 31, 2013. The depreciation related to these assets had been recorded through cost of goods sold and inflated the costs incurred in 2013. The write off of the capitalized assets results in an overall decrease in depreciation recorded in cost of goods sold of $5,600 when comparing Q2 2014 to Q2 2013. Additionally, cost of goods sold have decreased as a result of our decrease in revenues. The overall decrease was offset by an increase in the sale of GPS devices during Q2 2014.

Wages and professional fees

Wages and professional fees during Q2 2014 decreased only 8% or $16,563 in comparison to Q2 2013 despite the reduction in consultants and marketing expenses since June 30, 2013. This is primarily due to the hiring of a consulting firm for business development, corporate and financing services. Professional fees are expected to remain at this level as we grow our business and expand our products into the wearable technology marketplace both in the U.S. and internationally. Additionally, legal fees have increased due to intellectual property services performed in relation to the GPS SmartSole.

General and administrative

General and administrative expenses during Q2 2014 increased 24% or $11,639 in comparison to Q2 2013 primarily due to product development costs on our GPS SmartSoles, increases in website development costs and travel expenses. During 2014 we began making improvements to our website to facilitate the upcoming release of the SmartSole to the public. Additionally, travel and related marketing expenses were incurred to promote the SmartSole to potential distributors and elder care facilities.

Other income (expense), net

Other income (expense), net for Q2 2014 consists primarily of costs associated with our debt financings. During Q2 2014, $100,064 of debt was converted into 4,947,786 shares of our common stock valued at $168,928 resulting in a non-cash loss on extinguishment of debt of $68,864. Additionally, the accounting treatment for the bifurcation of the derivative liabilities embedded in our long-term and short-term convertible notes results in net derivative, non-cash income of $867,419. The net derivative expense represents the change in fair value of the derivative liability during the period as well as the amortization of the related debt discount.

Net income (loss)

We recognized net income of $549,779 in Q2 2014 compared to a net loss of $272,600 in the Q2 2013. The net income in Q2 2014 was solely due to $867,419 of non-cash income resulting from the accounting treatment of the Company’s derivative liabilities. Excluding the $867,419 of derivative income, the Company would have had a net loss of $317,640 in Q2 2014.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

	Six Months Ended June 30,
	2014		2013
	$	% of Revenues	$	% of Revenues

Revenues	$ 54,905	100%	$ 95,412	100%
Cost of goods sold	25,887	47%	46,532	49%
Net profit	29,018	53%	48,880	51%

Operating expenses:
Wages and professional fees	415,404	757%	405,589	425%
General and administrative	138,177	252%	93,382	98%
Total operating expenses	553,581	1008%	498,971	523%

Loss from operations	(524,563)	-955%	(450,091)	-472%

Other income (expense), net	(702,738)	-1280%	(77,833)	-82%
Net loss	$ (1,227,301)	-2235%	$ (527,924)	-553%

Revenues

Revenues during the six months ended June 30, 2014 decreased by 42% or $40,507 in comparison to the same period in 2013 due primarily to the same reasons discussed above in the Q2 2014 analysis.

Cost of goods sold

Cost of goods sold decreased 44% or $20,645 during the six months ended June 30, 2014 in comparison to the same period in 2013 primarily due to the write-down of certain capitalized direct labor costs and shoe molds during the year ended December 31, 2013. The depreciation related to these assets had been recorded through cost of goods sold and inflated the costs incurred in 2013. The write off of the capitalized assets results in a decrease in cost of goods sold of $14,600 when comparing 2014 to 2013.

Wages and professional fees

Wages and professional fees during the six months ended June 30, 2014 increased 2% or $9,815 in comparison to the same period in 2013 despite a reduction in consultants and marketing expenses since June 30, 2013. This is primarily due to the hiring of a consulting firm for business development, corporate and financing services. Additionally, legal fees have increased $9,600 during the six months ended June 30, 2014 due to intellectual property services performed in relation to the GPS SmartSole. Professional fees are expected to remain at this level as we grow our business and expand our products into the wearable technology marketplace both in the U.S. and internationally.

General and administrative

General and administrative expenses during the six months ended June 30, 2014 increased 48% or $44,795 in comparison to the same period in 2013 primarily due to product development costs associated with our GPS SmartSoles, increases in website development costs and travel expenses. During 2014 we began making improvements to our website to facilitate the upcoming release of the SmartSole to the public. Additionally, several trips throughout the U.S. and Europe were made to promote the SmartSole to potential distributors and elder care facilities.

Other income (expense), net

Other income, net for Q2 2014 consists primarily of costs associated with our debt financings. During the six months ended June 30, 2014, $245,952 of debt was converted into 19,072,861 shares of our common stock valued at $484,279 resulting in a non-cash loss on extinguishment of debt of $238,327. Additionally, the accounting treatment for the bifurcation of the derivative liabilities embedded in our long-term and short-term convertible notes results in net derivative, non-cash expense of $449,033. The net derivative expense represents the change in fair value of the derivative liability during the period as well as the amortization of the related debt discount.

Liquidity and Capital Resources

As of June 30, 2014, we had approximately $25,000 of cash and cash equivalents, and a working capital deficit of $1,034,000, compared to $65,000 of cash and cash equivalents and a working capital deficit of $736,000 as of December 31, 2013. A portion of our negative working capital position at June 30, 2014 consisted of $317,000 of amounts due to officers and management of the Company for accrued wages and $145,000 related to derivative liabilities on our short-term convertible promissory notes.

During the six months ended June 30, 2014 and 2013, we reported a net loss of $1,227,301 and $527,924, respectively. However, net cash used in operating activities for the six months ended June 30, 2014 and 2013 was only $278,000 and $105,000, respectively. Net cash used in operations was less than the net loss for the six months ended June 30, 2014 primarily due to non-cash expenses relating to the net change in fair value of our derivative liabilities and the amortization of the debt discount on our convertible debt ($449,033), as well as, the non-cash loss on the extinguishment of debt ($238,327). These non-cash expenses during the six months ended June 30, 2013 collectively were only $69,077.

Net cash used in investing activities for the six months ended June 30, 2014 was $1,445 and resulted from the purchase of office equipment. There was no cash used in investing activities for the six months ended June 30, 2013.

Net cash provided by financing activities during six months ended June 30, 2014 was $239,750 and consisted primarily of proceeds totaling $243,750 received from advances under various convertible note payable agreements. Net cash provided by financing activities during the six months ended June 30, 2013 was $107,500 and consisted of proceeds totaling $75,000 received from advances under a convertible note payable agreement, as well as, short-term loans totaling $30,000 and $10,000 each from our Chief Executive Officer and a Board Member, respectively. The Company repaid $7,500 of the short-term loan to the Board Member during the six months ended June 30, 2013.

Because revenues from our operations have, to date, been insufficient to fund our working capital needs, we currently rely on the cash we receive from our financing activities to fund our capital expenditures and to support our working capital requirements.  Previously, we anticipated that revenues from the NavistarTM GPS Shoe that was released December 2011 would increase and would provide us with the funds necessary to fund our working capital needs. However, revenues from the NavistarTM GPS Shoe were minimal, and the Navistar license agreement was allowed to expire. Accordingly, we no longer market the NavistarTM GPS Shoe. Despite the disappointing results of the Navistar GPS shoe, we continue to believe that there is a significant market opportunity for a product that can monitor the location of senior citizens and children through GPS devices embedded in footwear. As a result, in July 2013, we entered into an exclusive three-year contract with Atlantic Footcare, Inc. (“Atlantic”), to develop and launch the GPS SmartSoleTM (the “SmartSole”). Atlantic is the Company’s exclusive manufacturer of the new shoe insole to be used with our embedded GPS devices. As of the date of this Quarterly Report, the GPS SmartSoleTM is in its evaluation phase both in the US and internationally. The SmartSole product is expected to be commercially released in the latter half of 2014. On May 8, 2014, we announced our receipt of a purchase order for SmartSole products from a European distributor. These products are expected to be shipped starting in during the third quarter of 2014.

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

The $123,394 A & R 1st Debenture accrued interest at the lesser of the applicable Federal Rate or 6% per annum and was convertible into shares of common stock of the Company at a price equal to 100% of the average of the five lowest closing market prices for the Company’s common stock for the 30 trading days preceding conversion. As of June 30, 2014, the A & R 1st Debenture has been converted in full into 12,300,099 shares of common stock resulting in a total loss on extinguishment of $25,910.

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

As of the date of this Quarterly Report, the 3rd Debenture has provided us with the $425,000 of funding. Additionally, the Fund has converted $236,080 of the $901,000 principal balance into 16,084,293 shares of our common stock resulting in a loss on extinguishment of debt totalling $217,970.

On July 28, 2014, we entered into a 4th convertible debenture with the Fund in the principal amount of $75,000 (the “4th Debenture”). The 4th Debenture is to be funded in Tranches on or about August 28, 2014, August 30, 2014 and September 30, 2014 in the amounts of $35,000, $20,000, and $20,000, respectively and matures on January 30, 2015. Interest on the 4th Debenture accrues on the unconverted outstanding principal balance hereof at a rate per annum of the lesser of the applicable Federal Rate or six percent (6%) and on a pro rata basis to the extent that each Tranche has been paid. The outstanding amounts due under the 4th Debenture are convertible at the option of the Fund into shares of the Company’s common stock at 50% of the average of the five lowest closing market prices for the common stock for the 30 trading days preceding each conversion. As consideration for the 4th Debenture, we are required to have in reserve at all times, enough shares of our common stock to effect the issuance of all of the conversion shares due to the Fund upon conversion of outstanding amounts owed under the Debentures, the 4th Debenture and any future convertible debentures held by the Fund. As of August 8, 2014, we had approximately 957,000,000 shares of our common stock reserved to fulfill this requirement.

As described above, on July 12, 2013, we entered into an Exclusive Manufacturing Agreement (the “Agreement”) with Atlantic, whereby Atlantic serves as our exclusive manufacturer of its new shoe insole to be used with our embedded GPS devices. In conjunction with the Agreement, on July 24, 2013 (the “Closing”), we also entered into a Security Purchase Agreement (the “SPA”) with Atlantic. Pursuant to the SPA, Atlantic purchased (i) a convertible promissory note (the “Atlantic Note”) in the original principal amount of $200,000, accruing interest 6% per annum, and maturing on November 13, 2014, and (ii) a warrant to purchase shares of the Company’s common stock at the par value of the shares (i.e. at a price of $0.001 per share). As of June 20, 2014, Atlantic has provided the Company with the full amount of $200,000 under the Atlantic Note.

Atlantic may at any time elect to convert all of the entire outstanding principal amount of the Atlantic Note plus the accrued interest into 12% of the Company’s issued and outstanding common stock immediately following the issuance thereof, multiplied by a fraction, the numerator of which is the principal amount of the Atlantic Note then outstanding and the denominator of which is $200,000.

On June 26, 2013, the Company entered into a Convertible Promissory Note with BSM Lending, LLC, for the principal sum of $30,000 plus interest of 15% per annum (the “BSM Note”). The BSM Note is convertible into shares of common stock of the Company at a price equal to 65% of the five day average closing price per share of the Company’s common stock. On April 14, 2014, BSM Lending, LLC converted the BSM Note of $30,000 plus accrued interest of $3,514 into 1,463,493 shares of our common stock, resulting in a loss on extinguishment of debt in the amount of $13,464.

The licensing agreements, distribution agreements and product sales initiatives we have in place have, to date, not generated substantial revenues.  No assurance can be given that our current contractual arrangements and the revenues from our GPS SmartSoles, device sales, subscriptions, Alertags, software licensing, or our smart phone or tablet Apps will generate significant revenues during the balance of 2014.

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

Since inception in 2002, we have generated significant losses (as of June 30, 2014, we had an accumulated deficit of $16,663,166), and we currently expect to incur continued losses until our revenue initiatives collectively generate substantial revenues. Please see the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2013 for more information regarding risks associated with our business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 30, 2014, we issued a total of 1,000,000 shares of common stock to a consultant for corporate advisory and business development services.

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

GTX CORP
Date: August 8, 2014 By:	/s/ ALEX MCKEAN Alex McKean, Interim Chief Financial Officer (Principal Financial Officer)

Date: August 8, 2014 By:	/s/ PATRICK BERTAGNA Patrick Bertagna, Chief Executive Officer

