Form 10-Q
period 2014-09-30
GTX CORP
filed 2014-11-19
CIK 1375793

FORM 10-Q UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2014
OR
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 188,620,555 common shares issued and outstanding as of November 19, 2014.

1

GTX CORP AND SUBSIDIARIES

For the quarter ended September 30, 2014

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

GTX CORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2014	2013

ASSETS

Current assets:
Cash and cash equivalents	$15,396	$64,754
Accounts receivable, net	28,463	1,892
Inventory	1,329	766
Other current assets	29,377	27,740

Total current assets	74,565	95,152

Property and equipment, net	1,945	7,722
Intangible assets	131,602	82,222

Total assets	$208,112	$185,096

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$587,218	$340,226
Accrued expenses - related parties	325,537	306,250
Deferred revenues	39,498	18,991
Short-term debt - related party	—	4,000
Convertible promissory note, net of discount	208,939	90,797
Derivative liabilities	183,186	70,535
Total current liabilities	1,344,378	830,799

Long-term convertible debt	309,295	237,672
Long-term derivative liabilities	621,584	411,708

Total liabilities	2,275,257	1,480,179

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 2,071,000,000 shares authorized; 170,095,555 and 131,352,518 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	170,095	131,352
Additional paid-in capital	14,804,327	14,009,430
Accumulated deficit	(17,041,567)	(15,435,865)

Total stockholders’ deficit	(2,067,145)	(1,295,083)

Total liabilities and stockholders’ deficit	$208,112	$185,096

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues	$42,030	$26,198	$96,935	$121,610

Cost of goods sold	19,179	22,751	45,066	69,283

Gross margin	22,851	3,447	51,869	52,327

Operating expenses
Wages and professional fees	198,626	198,241	613,822	603,831
General and administrative	64,468	33,132	202,852	126,513

Total operating expenses	263,094	231,373	816,674	730,344

Loss from operations	(240,243)	(227,926)	(764,805)	(678,017)

Other income/(expenses)
Finance costs	—	(200,000)	—	(200,000)
Gain/(Loss) on extinguishment of debt	35,556	(52,106)	(202,771)	(104,868)
Derivative income (expense), net	(155,197)	(108,063)	(604,230)	(124,378)
Interest expense	(18,518)	(8,355)	(33,896)	(17,112)

Total other income/(expenses)	(138,159)	(368,524)	(840,897)	(446,358)

Net loss	$(378,402)	$(596,450)	$(1,605,702)	$(1,124,375)

Weighted average number of common shares outstanding - basic and diluted	163,672,512	106,711,903	154,376,742	97,705,298

Net loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(1,605,702)	$(1,124,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,222	58,097
Stock-based compensation	139,208	84,303
Loss on extinguishment of debt	202,771	104,868
Derivative expense, net	604,230	124,378
Finance costs	—	200,000
Changes in operating assets and liabilities:
Accounts receivable	(26,571)	3,351
Inventory	(563)	(689)
Other current and non-current assets	(24,830)	105,000
Accounts payable and accrued expenses	301,778	100,706
Accrued expenses - related parties	19,287	143,374
Deferred revenues	20,507	(7,665)

Net cash used in operating activities	(362,663)	(208,652)

Cash flows from investing activities
Purchase of property and equipment	(1,445)	—

Net cash used in investing activities	(1,445)	—

Cash flows from financing activities
Proceeds from debt	318,750	270,000
Payments of debt	—	(34,500)
Payments on short-term debt - related party	(4,000)	—

Net cash provided by financing activities	314,750	235,500

Net change in cash and cash equivalents	(49,358)	26,848

Cash and cash equivalents, beginning of period	64,754	30,649

Cash and cash equivalents, end of period	$15,396	$57,497

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$—
Interest paid	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock for other current asset	$750	$—
Issuance of common stock for conversion of debt	$660,723	$131,558
Issuance of debt for intangible assets	$43,750	$—
Issuance of common stock for accrued expenses - related parties	$51,272	$171,450
Issuance of common stock for prepaid advisory agreement	$—	$145,000
Issuance of stock payable for other current asset	$—	$36,000

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of GTX have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included. Our operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2013, which are included in our Annual Report on Form 10-K.

The accompanying consolidated financial statements reflect the accounts of GTX Corp and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred net losses of $1,605,702 and $1,124,375 for the nine months ended September 30, 2014 and 2013, respectively, has incurred losses since inception resulting in an accumulated deficit of $17,041,567 as of September 30, 2014, and has negative working capital of $1,269,813 as of September 30, 2014.  The Company anticipates further losses in the development of its business.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue From Contracts With Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will be effective for the Company on January 1, 2017. Early application is not permitted. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method nor has it determined the potential effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosure. The new standard is effective for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption standard is not expected to have a material impact on our financial statements.

3. RELATED PARTY TRANSACTIONS

In order to preserve cash for other working capital needs, various officers and members of management have agreed to accrue, and defer payment of, portions of their salaries since fiscal 2011. As of September 30, 2014 and December 31, 2013, the Company owed $325,537 and $306,250, respectively for such accrued wages.

4. DEBT

The following table summarizes the components of our short-term borrowings:

	September 30, 2014	December 31, 2013

Atlantic Note	$200,000	$112,500
Fund 4th Debenture dated July 28, 2014	75,000	—
BSM Note dated June 26, 2013	—	30,000
Total short-term convertible notes	275,000	142,500
Less: Debt discount	(66,061)	(51,703)
Short-term convertible notes, net of debt discount	208,939	90,797

Related party short-term borrowings	—	4,000

Short-term borrowings	$208,939	$94,797

Short-term derivative liabilities	$183,186	$70,535

Short-term convertible notes

Atlantic Agreement and SPA

On July 12, 2013, the Company entered into an Exclusive Manufacturing Agreement (the “Agreement”) with Atlantic Footcare, Inc., a Rhode Island corporation (“Atlantic”) whereby Atlantic would be the Company’s exclusive manufacturer of its new shoe insole to be used with the Company’s embedded GPS devices. In conjunction with the Agreement, on July 24, 2013, we also entered into a Security Purchase Agreement (the “SPA”) with Atlantic. Pursuant to the SPA, Atlantic committed to purchase (i) a convertible promissory note (the “Atlantic Note”) in the original principal amount of $200,000, accruing 6% interest per annum, and matured on November 13, 2014, and (ii) a warrant to purchase shares of the Company’s common stock, par value $0.001 per share (the “Warrant”).

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

112359 Factor Fund

On July 28, 2014, we entered into a 4th convertible debenture with the Fund (defined in “Long-term debt” below) in the principal amount of $75,000 (the “4th Debenture”). The 4th Debenture matures on January 30, 2015 and accrues interest on the unconverted outstanding principal balance hereof at a rate per annum of the lesser of the applicable Federal Rate or 6%. The outstanding amounts due under the 4th Debenture are convertible at the option of the Fund into shares of the Company’s common stock at 50% of the average of the five lowest closing market prices for the common stock for the 30 trading days preceding each conversion. As consideration for the 4th Debenture, we are required to have in reserve at all times, enough shares of our common stock to effect the issuance of all of the conversion shares due to the Fund upon conversion of outstanding amounts owed under the Debentures (defined in “Long-term debt” below), the 4th Debenture and any future convertible debentures held by the Fund. As of November 18, 2014, we had approximately 957,000,000 shares of our common stock reserved to fulfill this requirement.

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

Long-term debt

The following table summarizes the components of our long-term debt:

	September 30, 2014	December 31, 2013

Fund A & R 1st Debenture dated September 19, 2013	$—	$53,438
Fund 2nd Debenture dated September 19, 2013	200,000	200,000
Fund 3rd Debenture dated September 19, 2013	530,000	477,000
Total long-term convertible notes	730,000	730,438
Less: Debt discount	(420,705)	(492,766)
Total long-term convertible notes, net of debt discount	$309,295	$237,672

Long-term derivative liabilities	$621,584	$411,708

At September 30, 2014, our long-term debt matures as follows:

2014	$-
2015	-
2016	106,000
2017	624,000
2018 and thereafter	-
Total	$730,000

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

The A & R 1st Debenture accrued interest at the lesser of the applicable Federal Rate or 6% per annum and was convertible into shares of common stock of the Company at a price equal to 100% of the average of the 5 lowest closing market prices for the Company’s common stock for the 30 trading days preceding conversion. During the nine months ended September 30, 2014, the Fund converted the remaining principal amount owed under the A & R 1st Debenture of $53,438 into 5,625,075 shares of our common stock, resulting in a loss on extinguishment of debt of $11,813. In accordance with the terms of the A & R 1st Debenture, all accrued interest owed was forgiven as the debt was converted in full prior to its maturity date.

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

Interest on the 3rd Debenture accrues on the unconverted outstanding principal balance hereof at a rate per annum of the lesser of the applicable Federal Rate or 6% and on a pro rata basis to the extent that each Tranche has been paid. The outstanding amounts due under the 3rd Debenture are convertible at the option of the Fund into shares of the Company’s common stock at 100% of the average of the five lowest closing market prices for the Common Stock for the thirty (30) trading days preceding each conversion; provided, however, that the Fund cannot own more than 4.99% of the Company’s outstanding shares of common stock at any time, which limit may be waived by the Fund upon 65 days’ notice. If the 3rd Debenture is repaid and/or converted in full prior to its maturity date, all accrued interest will be forgiven. During the nine months ended September 30, 2014, the Fund converted $371,000 owed under the 3rd Debenture into 22,830,293 shares of our common stock resulting in a loss on extinguishment of debt of $177,494. As of September 30, 2014, the Fund had made all of the eight Tranche payments required under the 3rd Debenture.

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

Derivative liabilities

The conversion features embedded in the convertible notes were evaluated to determine if such conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative. Excluding the 2nd Debenture, in all of the long-term and short-term convertible notes outstanding at September 30, 2014 and December 31, 2013, the conversion feature was accounted for as a derivative liability. The derivatives associated with the long-term and short-term convertible notes were recognized as a discount to the debt instrument and the discount is amortized over the expected life of the notes with any excess of the derivative value over the note payable value recognized as additional interest expense at the issuance date. Included in Derivative Expense, net in the accompanying consolidated statements of operations is expense related to the recording and amortization of the debt discount totaling $164,886 and $1,065,268 during the three and nine months ended September 30, 2014, respectively.

The derivative liability was calculated using the Black Scholes method over the expected terms of the convertible debentures, with a risk free rate of 0.63% and volatility of 211% as of September 30, 2014 and a risk free rate of 1% and volatility of 301% as of December 31, 2013. Included in Derivative Income (Expense), net in the accompanying consolidated statements of operations is income arising from the change in fair value of the derivatives of $9,689 and $461,038 for the three and nine months ended September 30, 2014, respectively

5. EQUITY

Common Stock

The Company issued the following shares of common stock during the nine months ended September 30, 2014:

	Value of Shares	Number of Shares
Shares issued for services rendered	$109,125	6,566,176
Shares issued for accrued expenses	51,272	1,508,000
Shares issued with repurchase rights	9,543	750,000
Shares issued for conversion of debt	660,722	29,918,861

Total shares issued	$830,662	38,743,037

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

A summary of the Company’s warrant activity and related information is provided below:

	Exercise Price $	Number of Warrants
Outstanding and exercisable at December 31, 2013	0.02 - 0.08	7,720,000
Warrants exercised	—	—
Warrants granted	—	—
Warrants expired	0.08	(5,720,000)
Outstanding and exercisable at September 30, 2014	0.02	2,000,000

Stock Warrants as of September 30, 2014
Exercise	Warrants	Remaining	Warrants
Price	Outstanding	Life (Years)	Exercisable

$0.02	2,000,000	0.94	2,000,000

In connection with the SPA entered into with Atlantic on July 12, 2013 (See Note 4), the Company issued a Warrant to Atlantic, whereby Atlantic is entitled to purchase from the Company a total number of shares of common stock, such that, when added to the total number of shares of common stock acquired by Atlantic upon conversion of the Atlantic Note, equals 12% of the common stock outstanding as of the date of such conversion, as such total outstanding amount may, be increased by issuances of common stock occurring on or prior to November 13, 2014 (or by issuances of common stock occurring after November 13, 2014 but pursuant to convertible instruments issued or commitments made by the Company prior to November 13, 2014), other than issuances of excluded securities as such term is defined in the Atlantic Note, at an exercise price per share equal to $0.001 per share, at any time and from time to time on or after the Closing Date and through and including November 13, 2020. As of the September 30, 2014, Atlantic has not converted any portion of the Atlantic Note.

Common Stock Options

Under the Company’s 2008 Equity Compensation Plan (the “2008 Plan”), we are authorized to grant stock options intended to qualify as Incentive Stock Options, “ISO”, under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified options, restricted and unrestricted stock awards and stock appreciation rights to purchase up to 7,000,000 shares of common stock to our employees, officers, directors and consultants, with the exception that ISOs may only be granted to employees of the Company and its subsidiaries, as defined in the 2008 Plan. After adjusting for expired and estimated pre-vesting forfeitures, options for approximately 2,216,000 shares were still available for grant under the 2008 Plan as of September 30, 2014.

Stock option activity under the 2008 Plan for the nine months ended September 30, 2014 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Grant Date Fair Value
Outstanding at December 31, 2013	775,133	$0.14	1.09	$46,901
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options cancelled/ forfeited/ expired	(322,139)	$0.22	—	(31,924)
Outstanding at September 30, 2014	452,994	$0.081	1.00	$14,977

Exercisable at September 30, 2014	452,994	$0.081	1.00	$14,977

The Company recognizes option expense ratably over the vesting periods. As all outstanding options had vested as of December 31, 2012, we have recognized no compensation expense related to options granted under the 2008 Plan during the three and nine months ended September 30, 2014 and 2013. The Company intends to issue new shares to satisfy share option exercises.

6. SUBSEQUENT EVENTS

Subsequent to September 30, 2014, we entered into six separate note and share purchase agreements with six independent accredited investors. As a result, we have issued six convertible notes with a total principal balance of $141,000 (the “Subsequent Convertible Notes”) and issued 1,175,000 shares of common stock (“the “Subsequent Common Stock”) in exchange for proceeds of $117,500. The Subsequent Convertible Notes carry an original issue discount of 17%, mature on December 31, 2015 and are convertible into common stock of the Company at $0.015 per share (the “Conversion Price”), subject to adjustment and mandatory conversion, as more fully described in the Subsequent Convertible Note agreements. The Subsequent Common Stock was valued at the fair market value of $11,750 and is recorded as finance costs. Should the Subsequent Convertible Notes not be repaid or converted prior to June 30, 2015, the investors will receive an additional 1,175,000 shares of the Company’s common stock.

On October 1, 2014, the Fund converted $70,000 owed under the 3rd Debenture into 7,000,000 shares of our common stock. On October 24, 2014, the Fund converted $85,000 owed under the 3rd Debenture into 8,500,000 shares of our common stock. The conversion price represented the fair market value of our common stock at the time of conversion. Accordingly, there was no gain or loss on conversion. As a result, the remaining outstanding principal balance of the 3rd Debenture as of November 19, 2014 was $375,000.

On October 7, 2014 we issued a total of 1,850,000 shares of common stock (valued at $18,500) to various consultants for services rendered in conjunction with business development and marketing.

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

The Company is currently engaged in over two dozen SmartSole pilot programs in the US, Canada, New Zealand, Norway, Italy, Columbia, Singapore, U.K., and Switzerland, with several other countries in the pipeline. These pilot programs are being conducted by assisted living facilities, Government and Municipal agencies, health organizations, retailers, distributors and independent sales representatives. Several of these pilot programs have been completed or will be concluded during the fourth quarter of 2014 and are expected to transition into commercial roll outs. The pilot programs generally last 2 to 4 months.

Although still in the test phase, we have now entered the volume production cycle for the SmartSoles and expect to receive our first delivery of 500 SmartSoles from Atlantic in December 2014. This first set of 500 SmartSoles is substantially sold out. We are forecasting a four month roll out of these SmartSoles through the first quarter of 2015.

Designed for less chronic wanderers and as an introduction to our other footwear-based location monitoring products, in March 2014 we released the Bluetooth Low Energy (“BLE”) SmartSoles, a footwear system designed to monitor when the wearer enters or leaves a room or building. The BLE SmartSoles were specifically designed based on the needs of assisted living facilities and the care giving communities. Similar to the SmartSole, the BLE SmartSole looks and feels like a regular insole, may be placed in most shoes and trimmed to fit. The BLE SmartSole is embedded with a miniaturized low energy bluetooth chip that reports when the user crosses a virtual perimeter. The BLE SmartSole has a battery life of over one year, alleviating the caregiver from the worry of recharging or replacing batteries. The technology is customizable for personal home use or commercial assisted living facilities and the caregiver is alerted via email or text when the wearer leaves the area. The research and development on the BLE SmartSoles has been concluded and they are now ready for commercialization.

The Company’s “Stand Alone” direct-to-consumer GPS device is now offered for sale through the GTX website and on Amazon.com at prices ranging from $119 to $179 each, with several monthly subscription plans ranging from $17 to $30 per month. We are also introducing voice capabilities and starting to resell data and voice service plans.

In 2010, GTX California entered into a license agreement with Aetrex Worldwide, Inc. under which we granted Aetrex the exclusive right to embed our GPS tracking device into certain footwear products manufactured and sold solely by Aetrex. The NavistarTM GPS Shoes did not meet our expectations or the expectations of Aetrex and, accordingly, effective March 18, 2014, we did not renew our license agreement with Aetrex.

• LOCiMOBILE, Inc., our mobile application subsidiary, developed and owns LOCiMOBILE®, a suite of mobile tracking applications (“Apps”) that turn the latest Smartphones and tablets such as iPhone®, iPad, Blackberry, Google Android and other GPS enabled handsets into a tracking and location based social networking device which can then be viewed through our Location Data Center tracking portal or on any connected device with internet access. As of the date of this Annual Report, our 20+ Apps have experienced over 1.6 million downloads in 162 countries. Additionally, we have released our newest enterprise App, Track My Work Force (“TMWF”), which allows employers to easily track and monitor employees, drivers, sales reps, and more using their Smartphone, tablet or any web enabled devices. Due to the anticipated increase in new users the backend portal has been completely upgraded in order to handle new customer sign up and billing. The new site is in beta test now and expected to be released before the end of the year.

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

Three Months Ended September 30, 2014 (“Q3 2014”) Compared to the Three Months Ended September 30, 2013 (“Q3 2013”)

	Three Months Ended September 30,
	2014		2013
	$	% of Revenues	$	% of Revenues

Revenues	$ 42,030	100%	$ 26,198	100%
Cost of goods sold	19,179	46%	22,751	87%
Net profit	22,851	54%	3,447	13%

Operating expenses:
Wages and professional fees	198,626	473%	198,241	757%
General and administrative	64,468	153%	33,132	126%
Total operating expenses	263,094	626%	231,373	883%

Loss from operations	(240,243)	-572%	(227,926)	-870%

Other income (expense), net	(138,159)	-329%	(368,524)	-1407%
Net loss	$ (378,402)	-900%	$ (596,450)	-2277%

Revenues

Revenues during Q3 2014 increased by 60% or $15,832 in comparison to Q3 2013 primarily due to increases in GPS devices sales and the related monthly subscription portal fees, increased Track My Work Force App revenues and the sale of the GPS SmartSole. Through September 30, 2014, the GPS SmartSole has been in the test phase. We are commencing our commercial production during the fourth quarter of 2014 and will be receiving 500 of our first 1,500 unit production order of the GPS SmartSoles in December 2014 of which the majority have already been pre-sold. We expect to begin shipping to channel partners and consumers throughout the first quarter of 2015. These increases were offset by decreases in App revenue (excluding TMWF) and monthly subscription fees no longer generated from the Navistar GPS Shoes.

Cost of goods sold

Cost of goods sold decreased 16% or $3,572 during Q3 2014 in comparison to Q3 2013 primarily due to the write-down of certain capitalized direct labor costs and shoe molds during the period ended September 30, 2013. The depreciation related to these assets had been recorded through cost of goods sold and their write off accounts for an overall decrease in cost of goods sold of $9,700 when comparing Q3 2014 to Q3 2013. Additionally, software development costs related to our LOCiMOBILE® Apps are nearly fully depreciated resulting in a decrease in software development depreciation of $6,100. The overall decrease was offset by an increase in the sale of GPS devices and SmartSoles during Q3 2014.

Wages and professional fees

Wages and professional fees during Q3 2014 remained consistent with Q3 2013.

General and administrative

General and administrative expenses during Q3 2014 increased 95% or $31,336 in comparison to Q3 2013 primarily due to product development costs on our GPS and BLE SmartSoles, increases in website development costs and travel expenses. During 2014 we began making improvements to our website to facilitate the upcoming release of the SmartSoles and TMWF App to the public. Additionally, travel and related marketing expenses were incurred to promote the SmartSole to potential distributors, channel partners and assisted living care facilities.

Other income (expense), net

Other income (expense), net for Q3 2014 consists primarily of costs associated with our debt financings. During Q3 2014, $212,000 of debt was converted into 10,846,000 shares of our common stock valued at $176,444 resulting in a non-cash gain on extinguishment of debt of $35,556. Additionally, the accounting treatment for the bifurcation of the derivative liabilities embedded in our long-term and short-term convertible notes results in net derivative, non-cash loss of $155,197. The net derivative expense represents the change in fair value of the derivative liability during the period as well as the amortization of the related debt discount.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

	Nine Months Ended September 30,
	2014		2013
	$	% of Revenues	$	% of Revenues

Revenues	$96,935	100%	$121,610	100%
Cost of goods sold	45,066	46%	69,283	57%
Net profit	51,869	54%	52,327	43%

Operating expenses:
Wages and professional fees	613,822	633%	603,831	497%
General and administrative	202,852	209%	126,513	104%
Total operating expenses	816,674	842%	730,344	601%

Loss from operations	(764,805)	-789%	(678,017)	-558%

Other income (expense), net	(840,897)	-867%	(446,358)	-367%
Net loss	$ (1,605,702)	-1656%	$ (1,124,375)	-925%

Revenues

Revenues during the nine months ended September 30, 2014 decreased by 20% or $24,675 in comparison to the same period in 2013 due to decreases in Navistar GPS Shoe subscriptions, Alertag sales, consumer App sales and platform test agreements. During 2013 we sold 1,000 Alertags resulting in the recognition of approximately $13,000 of revenues. No such sale occurred during 2014. Revenues generated by our Apps sold on iTunes decreased $13,000 in comparison to 2013 due to a decrease in the purchase of consumer Apps, and a large increase in downloads for upgrades by current subscribers, which upgrades are provided free of charge. These decreases were offset by GPS devices sales and the related monthly portal fees, increased Track My Work Force App revenues and the sale of the GPS SmartSole as discussed above.

Cost of goods sold

Cost of goods sold decreased 35% or $24,217 during the nine months ended September 30, 2014 in comparison to the same period in 2013 primarily due to the write-down of certain capitalized direct labor costs and shoe molds during the period ended September 30, 2013. The depreciation related to these assets had been recorded through cost of goods sold and their write off accounts for $24,300 of the decrease in depreciation expense when comparing 2014 to 2013. Additionally, software development costs related to our LOCiMOBILE® Apps are nearly fully depreciated resulting in a decrease in software development depreciation of $13,100. These decreases are offset by the increased costs of GPS devices and GPS SmartSoles sold during 2014.

Wages and professional fees

Wages and professional fees during the nine months ended September 30, 2014 increased 2% or $9,991 in comparison to the same period in 2013 despite a reduction in consultants and marketing expenses since September 30, 2013. This is primarily due to the hiring of a consulting firm for business development, corporate and financing services.

General and administrative

General and administrative expenses during the nine months ended September 30, 2014 increased 60% or $76,339 in comparison to the same period in 2013 primarily due to product development costs associated with our GPS and BLE SmartSoles, increases in website development costs and travel expenses. During 2014 we began making improvements to our website to facilitate the upcoming release of the SmartSole to the public. Additionally, several trips throughout the U.S. and Europe were made to plan the development and promote the SmartSole to potential distributors and channel partners.

Other income (expense), net

Other income (expense), net for 2014 consists primarily of costs associated with our debt financings. During the nine months ended September 30, 2014, $457,951 of debt was converted into 29,918,861 shares of our common stock valued at $660,723 resulting in a non-cash loss on extinguishment of debt of $202,771. Additionally, the accounting treatment for the bifurcation of the derivative liabilities embedded in our long-term and short-term convertible notes results in net derivative, non-cash expense of $604,230. The net derivative expense represents the change in fair value of the derivative liability during the period as well as the amortization of the related debt discount.

Liquidity and Capital Resources

As of September 30, 2014, we had approximately $15,000 of cash and cash equivalents, and a working capital deficit of $1,270,000, compared to $65,000 of cash and cash equivalents and a working capital deficit of $736,000 as of December 31, 2013. A portion of our negative working capital position at September 30, 2014 consisted of $325,000 of amounts due to officers and management of the Company for accrued wages and $183,000 related to derivative liabilities on our short-term convertible promissory notes. As more fully described below, we issued additional convertible notes in October 2014 to fund our working capital needs.

During the nine months ended September 30, 2014 and 2013, we reported a net loss of $1,605,702 and $1,124,375, respectively. However, net cash used in operating activities for the nine months ended September 30, 2014 and 2013 was only $363,000 and $209,000, respectively. Net cash used in operations was less than the net loss for the nine months ended September 30, 2014 primarily due to non-cash expenses relating to the net change in fair value of our derivative liabilities and the amortization of the debt discount on our convertible debt ($604,230), as well as, the non-cash loss on the extinguishment of debt ($202,771). These non-cash expenses during the nine months ended September 30, 2013 collectively were $229,246.

Net cash used in investing activities for the nine months ended September 30, 2014 was $1,445 and resulted from the purchase of office equipment. There was no cash used in investing activities for the nine months ended September 30, 2013.

Net cash provided by financing activities during nine months ended September 30, 2014 was $314,750 and consisted primarily of proceeds totaling $318,750 received from advances under various convertible note payable agreements. Net cash provided by financing activities during the nine months ended September 30, 2013 was $235,500 and consisted of proceeds totaling $230,000 received from advances under a convertible note payable agreement, as well as short-term loans totaling $30,000 and $10,000 each from our Chief Executive Officer and a Board Member, respectively. As of September 30, 2013, the Company had paid $25,000 towards the related party loans, as well as, $9,500 towards a short-term loan owed to a vendor.

Because revenues from our operations have, to date, been insufficient to fund our working capital needs, we currently rely on the cash we receive from our financing activities to fund our capital expenditures and to support our working capital requirements.  However, during July 2013, we entered into an exclusive three-year contract with Atlantic Footcare, Inc. (“Atlantic”), to develop and launch the GPS SmartSoleTM (the “SmartSole”). Atlantic is the Company’s exclusive manufacturer of the new shoe insole to be used with our embedded GPS devices. Although primarily still in the evaluation phase, we have recently entered the volume production cycle for the SmartSoles and expect to receive our first delivery of 500 SmartSoles from Atlantic in December 2014. We are forecasting a four month roll out of these SmartSoles through the first quarter of 2015. Because the SmartSole has not yet been commercially introduced, we are not able to forecast the amount of revenues this product will generate or if/when revenues generated from the SmartSoles will be able to begin supporting our working capital needs.

Until such time as the SmartSoles can support our working capital requirement, we expect to continue to generate revenues from the sale of stand-alone GPS devices, licensing revenues, Alertag subscriptions, Track My Work Force subscriptions, international distributors, hardware sales, professional services and new customers in the pipeline. However, the amount of such revenues is unknown and is not expected to be sufficient to fund our working capital needs. For our internal budgeting purposes, we have assumed that such revenues will not be sufficient to fund all of our planned operating and other expenditures. In addition, our actual cash expenditures may exceed our planned expenditures, particularly if we invest in the development of improved versions of our existing products and technologies, and if we increase our marketing expenses.   Accordingly, we anticipate that we will have to continue to raise additional capital in order to fund our operations throughout 2014 and 2015.

In order to fund our working capital needs and our product development costs, subsequent to September 2014, we entered into six separate note and share purchase agreements with six independent accredited investors. As a result, we have issued six convertible notes with a total principal balance of $141,000 (the “Subsequent Convertible Notes”) and issued 1,175,000 shares of common stock (“the “Subsequent Common Stock”) in exchange for proceeds of $117,500. The Subsequent Convertible Notes carry an original issue discount of 17%, mature on December 31, 2015 and are convertible into common stock of the Company at $0.015 per share (the “Conversion Price”), subject to adjustment and mandatory conversion. The Subsequent Common Stock was valued at the fair market value of $11,750 and is recorded as finance costs. In addition to the Subsequent Convertible Notes and the Subsequent Common Stock, a total of 1,175,000 additional shares of the Company’s common stock will be issued to the investors if the Subsequent Convertible Notes are not repaid or converted prior to June 30, 2015.

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

The $123,394 A & R 1st Debenture accrued interest at the lesser of the applicable Federal Rate or 6% per annum and was convertible into shares of common stock of the Company at a price equal to 100% of the average of the five lowest closing market prices for the Company’s common stock for the 30 trading days preceding conversion. As of September 30, 2014, the A & R 1st Debenture has been converted in full into 12,300,099 shares of common stock resulting in a total loss on extinguishment of $25,910.

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

The face amount of the 3rd Debenture is $901,000 and consists of $425,000 of cash proceeds to the Company with the remaining $476,000 being additional debenture to the Company. The Fund funded the 3rd Debenture in eight monthly installments during the period from September 18, 2013 through April 21, 2014. The 3rd Debenture matures on the third anniversary date of each monthly installment. Interest on the 3rd Debenture accrues on the unconverted outstanding principal balance hereof at a rate per annum of the lesser of the applicable Federal Rate or six percent (6%) and on a pro rata basis to the extent that each Tranche has been paid. The outstanding amounts due under the 3rd Debenture are convertible at the option of the Fund into shares of the Company’s common stock at 100% of the average of the five lowest closing market prices for the common stock for the 30 trading days preceding each conversion; provided, however, that the Fund cannot own more than 4.99% of the Company’s outstanding shares of common stock at any time, which limit may be waived by the Fund upon 65 days’ notice.

As of the date of this Quarterly Report, the 3rd Debenture has provided us with the $425,000 of funding. Additionally, the Fund has converted $526,000 of the $901,000 principal balance into 38,330,293 shares of our common stock resulting in a loss on extinguishment of debt totalling $177,494.

On July 28, 2014, we entered into a 4th convertible debenture with the Fund in the principal amount of $75,000 (the “4th Debenture”). The 4th Debenture was funded in Tranches on or about August 28, 2014, August 30, 2014 and September 30, 2014 in the amounts of $35,000, $20,000, and $20,000, respectively and matures on January 30, 2015. Interest on the 4th Debenture accrues on the unconverted outstanding principal balance hereof at a rate per annum of the lesser of the applicable Federal Rate or six percent (6%) and on a pro rata basis to the extent that each Tranche has been paid. The outstanding amounts due under the 4th Debenture are convertible at the option of the Fund into shares of the Company’s common stock at 50% of the average of the five lowest closing market prices for the common stock for the 30 trading days preceding each conversion. As consideration for the 4th Debenture, we are required to have in reserve at all times, enough shares of our common stock to effect the issuance of all of the conversion shares due to the Fund upon conversion of outstanding amounts owed under the Debentures, the 4th Debenture and any future convertible debentures held by the Fund. As of November 18, 2014, we had approximately 957,000,000 shares of our common stock reserved to fulfill this requirement.

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

The licensing agreements, distribution agreements and product sales initiatives we have in place have, to date, not generated substantial revenues.  No assurance can be given that our current contractual arrangements and the revenues from our GPS SmartSoles, device sales, subscriptions, Alertags, software licensing, or our smart phone or tablet Apps will generate significant revenues during the balance of 2014 or in 2015.

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

As noted above, based on budgeted revenues and expenditures, unless revenues increase significantly, we believe that our existing and projected sources of liquidity may not be sufficient to satisfy our cash requirements for the next twelve months.   Accordingly, we will need to raise additional funds throughout 2014 and into 2015.  The sale of additional equity securities will result in additional dilution to our existing stockholders. Sale of debt securities could involve substantial operational and financial covenants that might inhibit our ability to follow our business plan. Any additional funding that we obtain in a financing is likely to reduce the percentage ownership of the Company held by our existing security-holders. The amount of this dilution may be substantial based on our current stock price, and could increase if the trading price of our common stock declines at the time of any financing from its current levels. We may also attempt to raise funds through corporate collaboration and licensing arrangements.  To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to grant licenses on terms that are not favorable to us. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain the needed additional funding, we may have to further reduce our current level of operations, or may even have to totally discontinue our operations.

Since inception in 2002, we have generated significant losses (as of September 30, 2014, we had an accumulated deficit of $17,041,567), and we currently expect to incur continued losses until our revenue initiatives collectively generate substantial revenues. Please see the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2013 for more information regarding risks associated with our business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 24, 2014, the Fund converted $77,080 of the 3rd Debenture into 4,100,000 shares of common stock with a fair market value of $82,000.

On August 15, 2014, the Fund converted $134,920 of the 3rd Debenture into 6,746,000 shares of common stock with a fair market value of $94,444.

On October 1, 2014, the Fund converted $70,000 of the 3rd Debenture into 7,000,000 shares of common stock with a fair market value of $70,000.

On October 24, 2014, the Fund converted $88,000 of the 3rd Debenture into 8,500,000 shares of common stock with a fair market value of $88,000.

The above shares were issued as part of the Securities Purchase Agreement entered into with the Fund in September 2013.

On August 28, 2014, we issued 250,000 shares of common stock (valued at $2,500) to each of our five board members as compensation for attending a board meeting. Additionally, a total of 1,000,000 shares of common stock (valued at $10,000) were issued to seven consultants for corporate advisory and business development services and 100,000 shares of common stock (valued at $1,000) were issued to two separate employees as compensation for additional services rendered.

On October 7, 2014, we issued a total of 1,850,000 shares of common stock (valued at $18,500) to six consultants for business development services.

The issuance of the above shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits

10.1	Form of Note and Share Purchase Agreement (October 2014)

10.2	Form of Convertible Promissory Note (October 2014)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTX CORP
Date: November 19, 2014 By:	/s/ ALEX MCKEAN Alex McKean, Interim Chief Financial Officer (Principal Financial Officer)

Date: November 19, 2014 By:	/s/ PATRICK BERTAGNA Patrick Bertagna, Chief Executive Officer

