Form 10-K
period 2014-12-31
GTX CORP
filed 2015-04-15
CIK 1375793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

X .	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

.	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-53046

GTX Corp

(Exact name of registrant as specified in its charter)

Nevada	98-0493446
(State of incorporation)	(I.R.S. Employer Identification No.)

117 W 9th Street; Suite 1214, Los Angeles, CA 90015	213-489-3019
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:
Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act: Common Stock, Par Value $0.001 (Title of class)

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes       .  No   X  .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes       .  No   X  .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes       .  No   X  .

The aggregate market value of the common stock held by non-affiliates as of June 30, 2014 was $2,404,459, based on the closing price of the registrant's common stock reported by the OTCQB market on June 30, 2014.  The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The outstanding number of shares of common stock as of April 15, 2015 was 311,093,781.

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

PART 1

ITEM 1.

DESCRIPTION OF BUSINESS

Unless otherwise noted, the terms "GTX Corp", the "Company", "we", "us", and "our" refer to the ongoing business operations of GTX Corp and our wholly-owned subsidiaries, Global Trek Xploration, and LOCiMOBILE, Inc.  During 2014, we owned Code Amber News Service, Inc., a wholly-owned subsidiary that was discontinued in February 2015.  Accordingly, unless otherwise specified, references to the "Company", "we", "us", and "our" for periods before February 2015 also refer to, and include Code Amber News Service, Inc.

OVERVIEW OF THE BUSINESS

GTX Corp is a holding company that currently owns and operates two subsidiaries engaged in the growing $17 billion wearable technology business. GTX was founded in 2002, became publicly traded in 2008, and is currently headquartered in Los Angeles, California.

GTX provides a global monitoring platform that answers the “where is” question: such as, where is my mother, child, employee, pet, drone, or high value asset. Through a robust enterprise licensing, subscription based recurring revenue business model the Company offers a complete end to end solution of location based hardware, middleware, apps, connectivity and professional services. Letting you know where or how someone or something is at the touch of a button, delivering security and peace of mind in real-time.

Since the inception of our business, GTX Corp has developed and commercially launched several products, including our most recent GPS SmartSole with a hosted and scalable backend monitoring platform and more than 20 smartphone and tablet Apps. The Company has five revenue streams comprising of product sales, recurring subscriptions, licensing, advertising, and professional services. These core products and services are supported by GTX’s IP portfolio of issued patents, licensed patents, patents pending, registered trademarks, copyrights, URLs and a library of proprietary hardware and software.

The market for our monitoring products and services includes people whose whereabouts need to be followed, such as, people with cognitive memory disorders such as Alzheimer’s, dementia, autism and Traumatic Brain Injury (“TBI”).  In accordance with the 2014 Alzheimer’s Disease Facts and Figures, in 2014 there were an estimated 5.2 million people in the United States with Alzheimer’s disease and approximately 13.9% of people age 71 and older in the United States have dementia.  Many of these people would benefit from the use of our monitoring products.  Other potential markets include high level executives, government employees, journalists, parents and employers.

Our operations are currently conducted through the following two wholly-owned subsidiaries that operate in various interrelated sectors of the emerging Location-Based wearable technology market.

Global Trek Xploration (“GTX California”)

GTX California focuses on hardware, software, connectivity, design and development of GPS and Bluetooth low energy (“BLE”) monitoring and tracking solutions.  Offering a GPS and cellular location platform that enables subscribers to track in real time the whereabouts of people, or high valued assets. Our proprietary GPS device, which consists of a miniature quad band GPRS transceiver, antenna, circuitry, battery and inductive charging pad can be customized and integrated into numerous products whose location and movement can be monitored in real time over the Internet through our 24x7 tracking portal or on a web enabled cellular telephone.  The tracking portal is fully scalable and has been licensed to several partners both in the U.S. and internationally. It is a secure platform equipped with a database, application-programming interface (“API”) for custom integration and communication SMS gateway software and hardware. Subscriber internet communications are routed through GTX California’s proprietary, fault-tolerant, carrier-class, and application-specific interface software.  Our Location Data Center services are also offered to non-GTX California products and hardware systems (i.e. handsets and personal electronics) of major electronics manufacturers through the offer and sale of exclusive licenses (either geographical, regional or product categories).

Markets that GTX California is currently in, or is exploring, include:

•

Families with members who have Alzheimer’s disease and developmentally challenged adults;

•

Elder care support and e-health applications;

•

Adults and children with cognitive disorders such as Autism and TBI;

•

High value asset tracking and location capability of drones, bikes, motorcycles, containers, luggage, and other assets that require monitoring or tracking;

•

Mobile work force, and

•

Field workers, first responders, journalists, high level executives, government employees and law enforcement.

Technology

Our current location tracking product design utilizes quad-band GSM/GPRS telephony chip sets and can be adapted to the prevalent wireless technologies, 2G, 3G or 4G. Our module’s GPS electronics, utilizing advanced “weak signal server-enhanced” technology will provide rapid location identification.

Each module is programmed with a unique identification number and uses standard cellular frequencies to communicate its location. The module is also programmed with a unique subscriber identification number allowing each owner to subscribe to different services.

GTX California has developed a “carrier-class” architecture and hosts the servers in a facility Data Center (reliable to 99.999%). The local service center runs on redundant off-the-shelf servers. This enables cost-efficient expansion, without the need for application code changes.

The products are supported by the existing infrastructure for the worldwide cell network that provides coverage throughout the United States, Canada, Mexico and numerous other countries that operate on the global GSM Wireless networks.  In addition, the personal locators will have the ability to roam seamlessly on the networks of 290 partners in over 210 countries.

As part of the our expansion strategy/roadmap, the Company is currently exploring the development of a Code Division Multiple Access (“CDMA”) module, that should open up new carrier relationships and territories that are predominantly CDMA, such as Japan and Korea.

Strategic Relationships and Licensing Arrangements

The goal of GTX California is to offer location based hardware and/or its data monitoring platform to third parties for the sale and distribution of location based products/services in various markets. We begin the process by entering into a platform test agreement or pilot program with a potential partner with the intent to transition into a long term relationship. By establishing and building partnerships, through licensing agreements, OEM, and carrier relationships, we facilitate efficient entry into new markets leveraging each company’s core competencies.  We enhance the value of our distribution channels by aligning our sales and marketing efforts with strategic partners, including co-branding, distribution and marketing with telecommunication companies, wireless carriers, national retailers and major consumer branded companies.

GTX California has the ability to customize its products to different form factors for the specific needs of its customers. To date, the Company has created three custom solutions: 1) the monitoring of seniors by installing the GPS device into specially designed shoes and insoles; 2) the monitoring of children by installing the GPS device into specially designed shoes and backpacks; and 3) the monitoring of various high value assets such as drones

During 2013, we entered into an exclusive three-year contract with Atlantic Footcare, Inc., (“Atlantic”) to develop and launch the GPS SmartSole® (the “SmartSole”), a product designed to monitor the location of the wearer of shoes that are outfitted with the SmartSole.  Atlantic is the Company’s exclusive manufacturer of the new shoe insole to be used with our embedded GPS devices. The SmartSole fits easily into most shoes providing the user even more opportunities to use the tracking device.

The Company is currently engaged in over  three dozen SmartSole pilot programs in the US, Canada, Mexico, Australia, New Zealand, Norway, Italy, Columbia, Singapore, U.K., Germany and Switzerland, with several other countries in the pipeline. These pilot programs are being conducted by assisted living facilities, Government and Municipal agencies, Police departments, health organizations, retailers, distributors, universities; non-profits, special needs schools and independent sales organizations. Many of these pilot programs either were recently entered into, or will be concluded during the first and second quarter of 2015. The pilot programs generally last 2 to 4 months.

We have now entered the volume production cycle for the GPS SmartSoles and received our first delivery of 500 SmartSoles in December of 2014.  This first set of 500 SmartSoles was substantially sold out when received.  We received a second set of 500 SmartSoles in March 2015 and expect to order another 500 in April.

Designed for less chronic wanderers and as an introduction to our other footwear-based location monitoring products, in March 2014 we introduced the Bluetooth Low Energy (“BLE”) SmartSoles, a footwear system designed to monitor when the wearer enters or leaves a room or building.  The BLE SmartSoles were specifically designed based on the needs of assisted living facilities and the care giving communities.  Similar to the GPS SmartSole, the BLE SmartSole looks and feels like a regular insole, may be placed in most shoes and trimmed to fit.  The BLE SmartSole is embedded with a miniaturized low energy Bluetooth chip that reports when the user crosses a virtual perimeter.  The BLE SmartSole has a battery life of over one year, alleviating the caregiver from the worry of recharging or replacing batteries.  The technology is customizable for personal home use or commercial assisted living facilities and the caregiver is alerted via email or text when the wearer leaves the area. The research and development on the BLE SmartSoles has been concluded and they are now ready for commercialization.

Both the GPS and BLE SmartSoles are offered for direct consumer sale through our www.gtxcorp.com and www.gpssmartsole.com websites and over three dozen online affiliates for $299 and $49 each, with several monthly and quarterly subscription plans available ranging from $5 to $75.

On February 15, 2013, June 26, 2013 and July 15, 2014, the Company entered into three separate one-year advisory service agreements with Brewer Sports International, LLC (“BSI”) (the “Advisory Agreements”).  The goal of the Advisory Agreements is to increase our brand and market awareness in an effort to increase sales, expand our sales network and become associated with contacts of BSI with respect to achieving these objectives.  BSI will utilize its extensive network to facilitate outreach efforts with synergetic companies and partnering organizations as well as secure product endorsements and global exposure for our product line.  BSI has included the Company in its Traumatic Brain Injury awareness conference and expand its social media awareness programs relative to this issue and the products and services offered by the Company.

LOCiMOBILE, Inc.,

LOCiMOBILE, Inc., our mobile application subsidiary, developed and owns LOCiMOBILE®, a suite of mobile tracking applications (“Apps”) that turn the latest Smartphones and tablets such as iPhone®, iPad,  Google Android and other GPS enabled handsets into a tracking and location based social networking device which can  be viewed through our  tracking portal or on any connected device with internet access.  As of the date of this Annual Report, our 20+ Apps have experienced close to 2 million downloads in 162 countries.  Additionally, we have released our newest enterprise App, Track My Work Force, which allows employers to easily track and monitor employees, drivers, sales reps, and more using their Smartphone, tablet or any wireless devices. The Company continues to rollout new and innovative products which will include a series of applications that will be geared for the enterprise user, by offering “private label” versions of our popular consumer Apps to companies looking for a more personalized and secure methods of keeping track of their employees.  Our roadmap also consists of additional applications for the iPad, other tablets, TV’s, and more applications for the iPhone and Google Android operating systems, all of which are expected to contribute to our user base community, the value of our brand, and revenues from App sales, monthly subscriptions and advertising.

Code Amber News Service, Inc. (“CANS”)

During 2014, CANS provided state Amber Alerts throughout the US and Canada via website tickers and news feeds to merchants, internet service providers, affiliate partners, corporate sponsors and local, state and federal agencies.  In February 2015, we discontinued our CANS operations and dissolved CANS in order to focus primarily on our core business of GPS monitoring products and Apps.  However we still market and sell the Code Amber Alertags online at www.alertag.com.  CANS did not contribute any significant revenues to our operations during the past few years.

GENERAL

We maintain several Internet websites, blogs and social media sites including; www.gtxcorp.com, www.locimobile.com, www.gpsshoe.com, www.gpssmartsole.com, www.codeamberalertag.com and www.gpstrackingapps.com.  Our annual reports, quarterly reports, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and other information related to this Company, are available, free of charge, on our website as soon as we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission. The Company’s various Internet websites and the information contained therein, or connected thereto, are not, and are not intended, to be incorporated into this Annual Report on Form 10-K.

INTELLECTUAL PROPERTY INVESTMENT

We have invested, and continue to invest, significantly in our intellectual property portfolio, which consist of patents, trademarks and URLs.  Patents consist of apparatus patents and applications and system and method patents and applications. We have a program to file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate. We hold 15 U.S. issued patents, 4 U.S. patent applications, three foreign patents and one foreign patent application, the majority of which cover all aspect of the personal locator, its operating system and user interface.

In 2011, we entered into a multi-patent licensing agreement with a third-party for the rights to an additional 62 domestic and international patents.  This license was entered into in order to eliminate actual or potential conflicts between our patented technologies and the licensed patents.

THE INDUSTRY

Smart technology is becoming the norm and it is starting to find its way into all parts of society.  Miniature electronic devices that are worn by a person, commonly referred to as wearables, are a big and emerging part of the smart technology landscape for 2015. Wearable Technology is on the rise in personal fitness, wellness, healthcare and business use.

 In our ever-mobile society, it helps to know where we are and where we are going.   Same with caregivers of seniors suffering from Alzheimer’s and dementia, freight forwarding companies wanting to know where their packages are, and employers wanting to know where their field workers are.  Many parents desire to have the ability to know where their children are and where they are going.  Having such information is now possible with access to real-time information delivered on-demand through locator systems and technologies such as ours.

The rising need for two-way GPS and location based services is influenced by several factors, among them:

•

Universal awareness and expanding penetration of GPS enabled mobile smartphones & tablets (estimated 2 billion shipments worldwide by 2015).

•

Personal and asset security concerns affecting a greater portion of the population.

•

Increasing numbers of elderly or memory impaired (Alzheimer’s, Autism, etc. 9 million in U.S. and growing to 270 million worldwide).

•

Corporations needing to manage worker productivity and logistics.

•

Government agencies, law enforcement and military personnel monitoring.

•

Massive life style adoption of Location Based Social Networking.

•

Proximity Advertising - the new standard.

GROWTH STRATEGY

By approaching the marketplace with a business-to-business (B2B) and business-to-consumer (B2C) strategy through our two business units, our goal is to become one of the major providers of personal and asset location services to specific niche business channel partners and once we hit critical mass in pricing, to the mass consumer markets.  The strategy is to establish licensing relationships with key industry partners who will embed our technology into their products to sell to their established customer base. Key elements of our strategy include:

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

 COMPETITION

Personal location and property tracking devices of various kinds are currently available from various vendors, and the number of competitive products is increasing rapidly in the marketplace.  Nevertheless, we believe this rapidly growing market acceptance of tracking solutions represents a tremendous opportunity as the intrinsic value of the tracking solutions is recognized and mass market adoption continues. The key competitive advantage for GTX is our innovative approach to embedding electronics inside a flexible footwear system, protected by an extensive patent portfolio.

There are numerous competitors for GPS products and our LOCiMOBILE® smart phone applications, including Location Based Technologies, Inc., Google Latitude, Foursquare, Trimble Navigation, Inc., Brick House Security and SOS GPS, Inc.

Our competitors may be better financed, or have greater marketing and scientific resources than we can provide.  We are also aware of a number of foreign competitors that offer less expensive personal location tracking products.

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

OTHER LOCATION PRODUCTS

In addition to marketing our own proprietary products such as the GPS and BLE SmartSole, we also market and sell the line of Prime tracking devices that are manufactured by third party suppliers.  The Prime is a compact, fully certified quad-band integrated device that provides complete GSM/GPRS functionality for mobile tracking applications, which is waterproof, shock proof and comes with an SOS button. We primarily sell this product to a customer in the drone industry.  These products are sold under our GTX brand, and they can be branded with other companies’ names.  All these devices operate through, and use our middleware platform and viewing portal.  We retail sell these devices on Amazon to individuals and wholesale as a complete solution including platform and wireless connectivity, providing us with product sales revenues and subsequent recurring monthly service revenues.  In addition to hardware device sales, as part of our international expansion plans, we are also licensing our enterprise portal and middleware platform, which contributes to an increase in our monthly subscription revenues. Currently we have three international platform license partners operating our backend in their respective country- Nepal, Mexico and Australia.

EMPLOYEES AND CONSULTANTS

As of December 31, 2014, the Company had eight employees, six advisors and over two dozen independent contractors and sales personnel.  Any selling, marketing, technical, IT and/or software development work that is not handled by our employees is outsourced to qualified contractors and consultants as deemed necessary.

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

As of December 31, 2014, we had a working capital deficit of approximately $1,196,000 and an accumulated deficit of approximately $17,239,000.  In addition, for the year ended December 31, 2014, we had a loss of approximately $1,803,000 and negative cash flow from operating activities of approximately $532,000. Revenues generated from our current operations are not sufficient to pay our on-going operating expenses.  Therefore, we will have to obtain additional funding from the sale of our securities or from strategic transactions in order to fund our current level of operations.  In order to fund our working capital needs and our product development costs, during the fourth quarter of 2014, we entered into a ten (10) separate Note and Share Purchase Agreements with individual accredited investors resulting in net proceeds of $167,500.  Additionally, during the first quarter of 2015, we entered into three (3) Note and Share Purchase Agreements with individual accredited investors resulting in net proceeds of $225,000.  Aside from these agreements, we have not identified the sources for additional financing that we may require, and we do not have commitments from third parties to provide this financing.  Certain investors may be unwilling to invest in our securities since we are traded on the OTCPink market and not on a national securities exchange, particularly if there is only limited trading in our common stock on the OTCPink market at the time we seek financing.  There is no assurance that sufficient funding through a financing will be available to us at acceptable terms or at all.  Historically, we have raised capital through the issuance of our convertible debt securities and our equity securities.  However, given the risks associated with our business, the risks associated with our common stock, the worldwide financial crisis that has severely affected the capital markets, and our status as a small, unknown public company, we expect in the near future, we will have a great deal of difficulty raising capital through traditional financing sources.  Therefore, we cannot guarantee that we will be able to raise capital, or if we are able to raise capital, that such capital will be in the amounts needed.  Our failure to raise capital, when needed, and in sufficient amounts, will severely impact our ability to continue to develop our business as planned.  In addition, if we are unable to obtain funding as, and when needed, we may have to further reduce and/or cease our future operations.  Any additional funding that we obtain in an equity or convertible debt financing is likely to reduce the percentage ownership of the company held by our existing security holders.

Based on the above factors, our auditors have concluded that there is substantial doubt as to our ability to continue as a going concern.

We have had operating losses since formation and expect to continue to incur net losses for the near term.

We currently have a working capital deficit and our current and projected revenues are not sufficient to fund our anticipated operating needs. We have reported net losses of approximately $1,803,000 and $1,505,000 for the years ended December 31, 2014 and 2013, respectively.   Sales of the GPS SmartSoles began in January 2015 and our first production run of 500 were sold out. However unless, our sales increase substantially in the near future, we anticipate that we will continue to incur net losses in the near term, and we may never be able to achieve profitability.  In order to achieve profitable operations we need to significantly increase our revenues from the sales of product and licensing fees.   We cannot be certain that our business will ever be successful or that we will generate significant revenues and become profitable.  As a result, an investment in our company is highly speculative and no assurance can be given that our business model will be successful and, therefore, that our stockholders will realize any return on their investment or that they will not lose their entire investment.

Our current sources of funding are limited, and any additional funding that we may obtain may be on unfavorable terms and may significantly dilute our existing shareholders.

We currently have not identified sources to fund our current and proposed operating activities. .The amount of revenues that we currently generate is not sufficient to fund our operating expenses.  As a result, unless and until our revenues increase significantly in the near future, we will have to obtain additional public or private equity financings or debt financings in order to continue our operations.  Any additional funding that we obtain in a financing is likely to reduce the percentage ownership of the Company held by our existing security-holders.  The amount of this dilution may be substantial based on our current stock price, and could increase if the trading price of our common stock declines at the time of any financing from its current levels.  To the extent we raise additional capital by issuing equity securities, our stockholders will experience further dilution.  If we raise funds through debt financings, we may become subject to restrictive covenants.  We may also attempt to raise funds through corporate collaboration and licensing arrangements.  To the extent that we raise additional funds through such means, we may be required to relinquish some rights to our technologies or products, or grant licenses on terms that are not favorable to us.  There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.  If we are unable to obtain the needed additional funding, we will have to reduce or even totally discontinue our operations, which would have a significant negative impact on our stockholders and could result in a total loss of their investment in our stock.

Our future capital requirements, and our currently projected operating and liquidity requirements, will depend on many factors, including:

•

The commercial success of the GPS SmartSole®;

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

Our projected revenues in 2015 rely heavily on the commercial success of the GPS SmartSole® , which was commercially released in December 2014.

Our first generation location monitoring shoe (the Navistar GPS Shoe) received significant industry and media acclaim. However, because of design and other issues that affected that product, sales of the Navistar GPS Shoe did not meet our expectations, and we discontinued that product line.  We completed the development and testing of our second generation footwear product, the GPS SmartSole®in 2014 and commercially released the product at the end of 2014.  While we believe that the design of the GPS SmartSole® , as well as the pricing and marketing changes, will remedy certain of the issues that affected the Navistar GPS Shoe, the GPS SmartSole® also is a new, and untested, product.  No assurance can be given that our new footwear product will be a commercial success or that the GPS SmartSole® will generate significant revenues.

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

We believe it is imperative to our success that we obtain significant market recognition in order to compete in our various markets.  We have numerous competitors in all of our markets, many of whom have products that directly compete with our existing and proposed products and services.  Accordingly, it is important that we establish market recognition for our brands in order to be able to continue to be a material participant in the large markets that we are addressing.  To date, we have utilized various marketing and promotional programs and have tried to build market recognition both directly for our products and also by tying our products to our LOCiMOBILE Apps and the Code Amber Alertag brand that we own.  However, we have limited experience conducting marketing campaigns, and we may fail to generate significant interest.  Our attempts to capitalize on the Code Amber brand were not successful, and we therefore, have abandoned that line of business.  We cannot be certain that we will be able to expand our brand and name recognition sufficiently to capitalize on the market acceptance of our name and brand.

We may encounter manufacturing or assembly problems for our products, which would adversely affect our results of operations and financial condition.

To date, we have only manufactured a limited number of products.  In addition, we are continually redesigning and enhancing our products and we are designing new products based on that technology that we hope to manufacture and market in the near future.  The manufacture and assembly of our products involves complex and precise processes, some of which have subcontracted to other companies and consultants. To date, we have experienced some quality issues with the limited production of some of our initial products.  Although we have addressed these issues, we have only manufactured a limited quantity of products and so we do not yet know whether we will encounter any serious problems in the production of larger quantities of our existing or new products.  Any significant problems in manufacturing, assembling or testing our products could delay the sales of our products and have an adverse impact on our business and prospects. The willingness of manufacturers to make the product, or lack of availability of manufacturing capacity, may have an adverse impact on the availability of our products and on our ability to sell our products.  Manufacturing difficulties will harm our ability to compete and adversely affect our results of operations and financial condition, and may hinder our ability to grow our business as we expect.

We primarily depend upon two manufacturers for the components of our SmartSole and if we encounter problems with these manufacturers there is no assurance that we could obtain products from other manufacturers without significant disruptions to our business.

We expect that most of the components and subassemblies of our products will be initially manufactured for us by two manufacturers. Although we could arrange for other manufacturers to supply these components and subassemblies, there is no assurance that we could do so without undue cost, expense and delay.  If our manufacturers are unable to provide us with adequate supplies of high-quality components on a timely and cost-efficient basis, our operations will be disrupted and our net revenue and profitability will suffer.  Moreover, if those manufacturers cannot consistently produce high-quality products that are free of defects, we may experience a high rate of product returns, which would also reduce our profitability and may harm our reputation and brand.  Although we believe that we could locate alternate contract manufacturers, our operations would be impacted until alternate manufacturers are found.

Our markets are highly competitive, and our failure to compete successfully would limit our ability to sell our products, attract and retain customers and grow our business.

Our markets are highly competitive and we expect that both direct and indirect competition will increase in the future. Within each of our markets, we encounter direct competition from various larger U.S. and non-U.S. competitors.   The adoption of new technology in the communications industry likely will intensify the competition for improved wireless location technologies. The wireless location services market has historically been dominated by large companies, such as Siemens AG, AT&T and LoJack Corporation.  In addition, a number of other companies such as Trimble Navigation, Zoomback, Verizon, FireFly, Disney, Mattel, Digital Angel Corporation, Location-Based Technologies, Inc. and WebTech Wireless Inc. either have announced plans for new products or have commenced selling products that are similar to our wireless location products, and new competitors are emerging both in the U.S. and abroad to compete with our wireless location services products.  Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources may enter those markets, thereby further intensifying competition, adversely affecting our sales, and adversely affecting our business and prospects.

We may not be successful in developing our new products and services.

The market for telecommunications based products and services is characterized by rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards.  These market characteristics are exacerbated by the emerging nature of this market and the fact that many companies are expected to continually introduce new and innovative products and services.  Our success will depend partially on our ability to introduce new products, services and technologies continually and on a timely basis and to continue to improve the performance, features and reliability of our products and services in response to both evolving demands of prospective customers and competitive products.  There can be no assurance that any of our new or proposed products or services will maintain the market acceptance already established.  Our failure to design, develop, test, market and introduce new and enhanced products, technologies and services successfully so as to achieve market acceptance could have a material adverse effect upon our business, operating results and financial condition.

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

Our sales will continue to be uncertain and we expect fluctuation in revenues and expenses until we either have a larger installed base of SmartSole users (which user base provides us with predictable, monthly revenues), enter into other license agreements that provide us with regular royalties or subscription revenues, or our LOCiMOBILE® applications are downloaded by a significant larger number of users who pay our download fees.

As such, the amount of revenues we receive, if any, from the sale and use of our SmartSole products, our licensing agreements, and our downloads, will fluctuate and depend upon our customer’s willingness to buy or products, and for our partner’s abilities to sell the products that contain our technology.  Accordingly, it is uncertain if and when we will receive future orders from our current and potential future customers.

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

We anticipate that a substantial portion of our future revenue from the sale of our products and services may be derived from customers located outside the United States.  As such, a portion of our sales and operations could be subject to tariffs and other import-export barriers, currency exchange risks and exchange controls, foreign product standards, potentially adverse tax consequences, longer payment cycles, problems in collecting accounts receivable, political instability, and difficulties in staffing and managing foreign operations.  Although we intend to monitor our exposure to currency fluctuations and currently the U.S. dollar is very strong giving us a significant buying advantage, there can be no assurance that exchange rate fluctuations will not have an adverse effect on our results of operations or financial condition.  In the future, we could be required to sell our products and services in other currencies, which would make the management of currency fluctuations more difficult and expose our business to greater risks in this regard.

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

Rapid technological change in our market and/or changes in customer requirements could cause our products to become obsolete or require us to redesign our products, which would have a material adverse effect on our business, operating results and financial condition.

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

As part of our strategy, we have acquired or established smaller businesses, and we may do so in the future.   For example, in the past we established our LOCiMOBILE, Inc. subsidiary and purchased our Code Amber News Service, Inc. subsidiary, which was discontinued in February 2015.  Future acquisitions or strategic investments could have a material adverse effect on our business and operating results because of:

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

As of April 15, 2015 our executive officers and directors, in the aggregate, beneficially own shares representing approximately 12.08% of our common stock. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination. On matters submitted to our stockholders for approval, holders of our common stock are entitled to one vote per share. If our executive officers and directors choose to act together, they would have significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these individuals, if they chose to act together, would have significant influence on the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

As of December 31, 2014 we had short term convertible notes with outstanding principal balances totalling $401,000 and during the first quarter of 2015 we entered into additional short term convertible notes with principal balances of $270,000 all of which can potentially be convertible into shares of the Company’s common stock at prices less than the then-prevailing market price. The lenders for these convertible notes have a financial incentive to convert the notes and realize the profit equal to the difference between the conversion price and the market price.  If the convertible notes are converted, the price of our common stock could decrease.  See further discussion regarding the conversion features of our convertible debentures in footnote 7 of our Financial Statements included herein.

During 2014, we converted notes payable with principal balances of $1,154,438 owed to 112359 Factor Fund, LLC (“Factor Fund”) into 113,955,368 shares of our common stock resulting in an average $0.01 price per share and retired $75,000 of debt owed to Factor Fund in exchange for $1.00.  Additionally, as of December 31, 2014 we had a short term convertible note to Atlantic with an outstanding principal balance totalling $200,000.  On March 3, 2015, Atlantic exercised its right to convert the note into 12% of the Company’s outstanding shares of common stock as of November 13, 2014.  As a result, we issued 22,523,226 share of our common stock at $.0089 per share to Atlantic as conversion of the $200,000 convertible note.  Our average market price during 2014 was $0.0189 per share.  Although our goal is to limit future issuances of such convertible notes, no assurance can be given that we will not have to raise funds from these types of investments in the future.

Our common stock is thinly traded and the price of our common stock may be negatively impacted by factors that are unrelated to our operations.

Our common stock is currently quoted on the OTCPink market. Trading of our stock through the OTCPink market is frequently thin and highly volatile. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our business objectives, the results of our clinical trials, trading volume in our common stock, changes in general conditions in the economy and the financial markets, or other developments which affect us or our industry. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

When we issue additional shares in the future, it will likely result in the dilution of our existing stockholders.

Our certificate of incorporation authorizes the issuance of up to 2,071,000,000 shares of common stock with a $0.001 par value and 10,000,000 preferred shares with a par value of $0.001, of which 311,093,781 common shares and no preferred shares were issued and outstanding as of April 15, 2015.  From time to time we may increase the number of shares available for issuance in connection with our equity compensation plans.  Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of preferred stock and may choose to issue some or all of such shares to provide additional financing or acquire more businesses in the future.

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

Our common stock is currently quoted on the OTCPink market under the symbol “GTXO.”  Since our common stock is not listed on a national securities exchange, if the trading price of our common stock remains below $5.00 per share, trading in our common stock will be subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-national securities exchange equity security that has a market price of less than $5.00 per share, subject to certain exceptions).  The additional burdens imposed upon broker-dealers could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and the ability of holders of the common stock to sell their shares.

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

ITEM .2

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

PART II

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.  Our common stock is quoted on the over-the-counter market on the OTC Bulletin Board and OTCPink trading platform under the symbol “GTXO.”  The following table sets forth the high and low sale prices for our common stock on the OTC Bulletin Board and OTCPink market for the periods indicated:

	Year Ended
	December 31, 2014
	High	Low
Quarter ended March 31, 2014	$0.045	$0.008
Quarter ended June 30, 2014	$0.040	$0.016
Quarter ended September 30, 2014	$0.032	$0.008
Quarter ended December 31, 2014	$0.020	$0.006

	Year Ended
	December 31, 2013
	High	Low
Quarter ended March 31, 2013	$0.069	$0.016
Quarter ended June 30, 2013	$0.044	$0.010
Quarter ended September 30, 2013	$0.038	$0.006
Quarter ended December 31, 2013	$0.020	$0.008

As of April 14, 2015 the last reported sales price or our common stock on the OTCPink market was $0.015.

Holders of Record.  As of April 15, 2015, an aggregate of 311,093,781 shares of our common stock were issued and outstanding and were owned by approximately 170 holders of record, based on information provided by our transfer agent.  The foregoing number of record holders does not include any persons who hold their stock in “street name.”

Recent Sales of Unregistered Securities.

On December 4, 2014, we issued 4,000,000 shares of common stock (valued at $34,800) for conversion of $30,000 of the Factor Fund 3rd Debenture.

On December 24, 2014, we issued 17,750,000 shares of common stock (valued at $294,650) for conversion of $133,125 of the Factor Fund 3rd Debenture.

On December 29, 2014, we issued 16,900,000 shares of common stock (valued at $255,190) for conversion of $126,750 of the Factor Fund 3rd Debenture.

On December 30, 2014, we issued 11,350,000 shares of common stock (valued at $175,925) for conversion of $85,125 of the Factor Fund 3rd Debenture.

On December 31, 2014, we issued 20,000,000 shares of common stock (valued at $200,000) for conversion of $200,000 of the Factor Fund 2nd Debenture.

The above shares were issued as part of the Securities Purchase Agreement entered into with Factor Fund in September 2013.

On November 25, 2014, we issued 450,000 shares of common stock (valued at $4,500) to a consultant as compensation for business development services.  Additionally, we issued a total of 1,300,000 shares of common stock (valued at $13,000) to seven individuals as payment for financings costs in conjunction with Note and Share Agreements they had entered into with the Company.

On December 5, 2014, we issued a total of 950,000 shares of common stock (valued at $9,500) to four consultants and two employees for services rendered.  Additionally, we issued 125,000 shares of common stock (valued at $1,250) to one individual as payment for financings costs in conjunction with Note and Share Agreements they had entered into with the Company.

On December 12, 2014, we issued a total of 950,000 shares of common stock (valued at $9,500) to three consultants for services rendered.  Additionally, we issued a total of 3,400,000 shares of common stock (valued at $34,000) to our Chief Executive Officer and two Board Members as payment against accrued wages.

On January 7, 2015, we issued a total of 4,000,000 shares of common stock (valued at $96,000) to an investment consulting firm for services which had been accrued as of December 31, 2014.

On February 5, 2015, we issued a total of 5,950,000 shares of common stock (valued at $59,500) to four consultants for services rendered.  Additionally, we issued 875,000 shares of common stock (valued at $8,750) to two individuals as payment for financings costs in conjunction with Note and Share Agreements they had entered into with the Company.

On February 9, 2015, we issued a total of 5,250,000 shares of common stock (valued at $52,500) to three consultants for services rendered.  Additionally, we issued 250,000 shares of common stock to each of our five Board Members for a total of 1,250,000 shares of common stock (valued at $12,500) for their participation at the 2015 Annual Board meeting held in January 2015.

On March 5, 2015, we issued 5,000,000 shares of common stock (valued at $80,000) to our patent attorney for payment of accrued expenditures totaling $60,000 at December 31, 2014.

On March 14, 2015, we issued a total of 1,500,000 shares of common stock (valued at $15,000) to two individuals as payment for financings costs in conjunction with Note and Share Agreements they had entered into with the Company.  Additionally, we issued 22,523,226 shares of common stock (valued at $225,232) to Atlantic for conversion of a $200,000 convertible debenture plus accrued interest of approximately $13,000.

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

Equity Compensation Plan Information.

On March 14, 2008, we adopted the 2008 Equity Compensation Plan (the “2008 Plan”) pursuant to which we are authorized to grant stock options, stock awards and stock appreciation rights of up to 7,000,000 shares of common stock to our employees, officers, directors and consultants.  The 2008 Plan is administered by the Board of Directors of the Company.  The following table provides information with respect to outstanding options as of December 31, 2014 pursuant to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)
2014
Equity compensation plans approved by security holders	452,493	$0.080	2,234,877
Equity compensation plans not approved by security holders	--	--	--
Total	452,493	$0.080	2,234,877

As a result of the cancellation and expiration of options subsequent to December 31, 2014, there are approximately 2,236,000 options available for issuance under the 2008 Plan as of April 15, 2015.

ITEM 6.

SELECTED FINANCIAL DATA.

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Business.  GTX Corp and its subsidiaries (currently, GTX California and LOCiMOBILE, Inc.) are engaged in businesses that design, develop and sell various interrelated and complementary products and services in the Personal Location Services marketplace. GTX California focuses on hardware and software design and development of products and services by offering a Global Positioning System (“GPS”) and cellular location platform that enables subscribers to track in real time the whereabouts of people, pets or high valued assets through a miniaturized transceiver module, wireless connectivity gateway, middleware and viewing portal. LOCiMOBILE, Inc. has developed and owns LOCiMobileTM, a suite of mobile tracking applications that turn the iPhone, Android, BlackBerry and other GPS enabled handsets into a tracking device which can then be tracked from handset to handset or through our Location Data Center tracking portal and which allows the user to send a map to the recipient’s phone showing the user’s location. During 2014, we also provided state Amber Alerts throughout the US and Canada via website tickers and news feeds to merchants, internet service providers, affiliate partners, corporate sponsors and local, state and federal agencies through Code Amber News Service, Inc. (“CANS”), a wholly-owned subsidiary.  In February 2015, we dissolved CANS in order to focus primarily on our GPS monitoring products.  The following discussion regarding our results of operations for 2014 include CANS.

Results of Operations

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Annual Report.

The following table represents our statement of operations for the years ended December 31, 2014 and 2013:

	Year ended December 31,
	2014		2013
	$	% of Revenues	$	% of Revenues

Revenues	$ 138,336	100%	$ 149,994	100%
Cost of goods sold	74,843	54%	86,729	58%
Net profit	63,493	46%	63,265	42%

Operating expenses:
Wages and benefits	408,720	295%	414,854	277%
Professional fees	358,700	259%	406,205	271%
Impairment of capitalized assets	10,000	7%	36,695	24%
General and administrative	268,353	194%	157,520	105%
Total operating expenses	1,045,773	756%	1,015,274	677%

Loss from operations	(982,280)	-710%	(952,009)	-635%

Other expense, net	(821,210)	-594%	(552,901)	-369%
Net loss	$ (1,803,490)	-1304%	$ (1,504,910)	-1003%

Revenues

Overall, our results of operations in fiscal 2014 were substantially similar to the results in 2013.  Revenues in fiscal 2014 decreased $11,658 or 8% in comparison to fiscal 2013 primarily due to decreases in Navistar GPS Shoe subscriptions, Alertag sales, consumer App sales and platform test agreements. The decreases were expected based on (1) management’s shift in strategy from licensing its products to developing and selling products directly to consumers and distributors, which took effect at the end of 2014 and (2) management’s focus on the launch of GPS SmartSoles in December of 2014.  During 2013 we sold 1,000 Alertags resulting in the recognition of approximately $13,000 of revenues. No such sales occurred during 2014. Revenues generated by our Apps sold on iTunes decreased $14,000 in comparison to 2013 due to a decrease in the purchase of consumer Apps, and a large increase in downloads for upgrades by current subscribers, which upgrades are provided free of charge.  Additionally, in 2013 we recognized $16,500 of revenues related to custom App services.  Such services generated approximately $5,000 in 2014.  Lastly, we generated $10,000 from a platform test agreement in 2013, however, no such revenues were generated in 2014.  These decreases were offset by GPS devices sales and the related monthly portal fees. Based on the early sales and order data for 2015, we anticipate that revenues for the SmartSole product in 2014 will represent most of our revenues and may be significant.  The amount of revenue that we derive in 2015 from the SmartSole monitoring product will depend upon the number of products that are sold and on the monthly recurring revenues received from the users of the GPS SmartSole monitor.  Because this product is still in its roll-out phase, we are unable to accurately estimate the number of units that may be sold and thereafter continuously used.

Cost of goods sold

Cost of goods sold for fiscal 2014 decreased by $11,886 or 14% compared to fiscal 2013 due primarily to the decrease in sales, as discussed above, as well as a reduction in the depreciation of software development costs associated with our LOCiMOBILE® Apps that are nearly fully depreciated resulting in a decrease in software development depreciation of $19,000. These decreases are offset by the increased costs of GPS devices sold during 2014.  Our cost of goods for GPS SmartSoles are expected to increase in 2015 as sales of this product increase.

Wages and benefits

Wages and benefits for fiscal 2014 remained relatively consistent with that reported in 2013.  We have implemented reductions in overhead over the last several years in an effort to cut costs.  These reductions in overhead will remain in place as we maintain a low-overhead approach to operations that will scale as operations require.

Professional fees

Professional fees consist of costs attributable to consultants and contractors who primarily spend their time on sales, marketing and product development; business development; investor relations; legal fees; and accounting expenses. Such costs decreased $47,505 or 12% in fiscal 2014 compared to fiscal 2013 primarily due to a reduction in operations which called for a reduction in the amount of services we needed from such outside consultants, as well as, overall cost cutting measures.

Impairment of capitalized assets

Management evaluates our capitalized assets on a regular basis and recognizes a write-down to net realizable value when it is determined that the assets value has been impaired.  During fiscal 2014, we determined that our subsidiary, Code Amber News Service, was not performing as expected.  Accordingly, management recorded an impairment charge of $10,000 to write the asset down to its net realizable value of zero at December 31, 2014. Impairment of fixed assets for fiscal 2013 represents the write-down of capitalized direct labor and shoe mold costs to net realizable value.

General and administrative

General and administrative costs during fiscal 2014 increased $110,833 or 70% in comparison to fiscal 2013 primarily due to product development costs associated with our GPS and BLE SmartSoles, increases in website development costs and travel expenses. During 2014 we began making improvements to our website to facilitate the December 2014 release of the GPS and BLE SmartSoles to the public.  Additionally, several trips throughout the U.S. and Europe were made to plan the development and promote the SmartSole to potential distributors and channel partners.

Other expense, net

Other expense, net for 2014 consists primarily of costs associated with our debt financings. During the year ended December 31, 2014, approximately $2,290,000 of debt was converted into 115,418,861 shares of our common stock valued at approximately $1,777,000 resulting in a non-cash loss on extinguishment of debt of $513,336.  Additionally, the accounting treatment for the bifurcation of the derivative liabilities embedded in our long-term and short-term convertible notes results in net derivative, non-cash expense of $299,716.  The net derivative expense represents the change in fair value of the derivative liability during the period as well as the amortization of the related debt discount.

Net loss

Net loss during fiscal 2014 increased approximately 20% in comparison to the net loss incurred during fiscal 2013.  The increase is primarily due to costs associated with our debt financings as discussed above.

Liquidity and Capital Resources

As of December 31, 2014, we had approximately $12,000 in cash and $147,000 of other current assets, and $1,355,000 of current liabilities, resulting in a working capital deficit of approximately $1,196,000 compared to approximately $65,000 in cash and a working capital deficit of approximately $736,000 as of December 31, 2013.

Net cash used in operating activities was approximately $532,000 for fiscal 2014 compared to approximately $345,000 for fiscal 2013.  The increase in net cash used in operating activities was largely attributable to an increase in our net loss offset by the loss on extinguishment of debt, stock based compensation, and adjustments to our derivative liabilities, as well as, increases in inventory, accounts payable to vendors the continued accrual of portions of wages payable to members of management in an effort to preserve cash for working capital needs.

Net cash provided by financing activities during fiscal 2014 was $482,000 and consisted of proceeds totaling $486,000 received from advances under various convertible note payable agreements.  Net cash provided by financing activities during fiscal 2013 was $381,000 and consisted of proceeds totaling $386,000 received from advances under various convertible note payable agreements, as well as, short-term loans totaling $40,000 received from related parties.

Because revenues from our operations have, to date, been insufficient to fund our working capital needs, we currently rely on the cash we receive from our financing activities to fund our capital expenditures and to support our working capital requirements.  In July 2013, we entered into an exclusive three-year contract with Atlantic Footcare, Inc. (“Atlantic”), to develop and launch the GPS SmartSoleTM (the “SmartSole”).   Atlantic is the Company’s exclusive manufacturer of the new shoe insole to be used with our embedded GPS devices. In 2014 we entered into various test pilot programs with third parties for the GPS SmartSole product, both in the U.S. and internationally.   In late Q4 2014, we entered the volume production cycle for the SmartSoles and began commercial shipments in January 2015.  The sale of the SmartSole product, and the recurring revenues that we will receive from users, is expected to enhance our liquidity in 2015, although the amount of revenues we receive in 2015 still cannot be estimated.

Until such time as the SmartSoles can support our working capital requirement, we expect to continue to generate revenues from our other licenses, Track My Work Force subscriptions, international distributors, hardware sales, professional services and new customers in the pipeline.  However, the amount of such revenues is unknown and is not expected to be sufficient to fund our working capital needs.  For our internal budgeting purposes, we have assumed that such revenues will not be sufficient to fund all of our planned operating and other expenditures, especially during the first half of 2015.  In addition, our actual cash expenditures may exceed our planned expenditures, particularly if we invest in the development of improved versions of our existing products and technologies, and if we increase our marketing expenses.   Accordingly, we anticipate that we will have to continue to raise additional capital in order to fund our operations in 2015.

In order to continue funding our working capital needs and our product development costs, during the fourth quarter of 2014 we entered into 10 separate note and share purchase agreements with 10 independent accredited investors.  As a result, we have issued ten convertible notes with a total principal balance of $201,000 (the “Q4 2014 Convertible Notes”) and granted 1,675,000 shares of common stock (“Q4 2014 Stock”) of which 250,000 remained to be issued at December 31, 2014.  In exchange for the Q4 2014 Convertible Notes and Q4 2014 Stock, we received cash proceeds of $167,500.  The Q4 2014 Convertible Notes carry an original issue discount of 17%, mature on December 31, 2015 and are convertible into common stock of the Company at $0.015 per share, subject to adjustment and mandatory conversion.  The Q4 2014 Stock was valued at the fair market value of $16,750 and is recorded as finance costs in Additional Paid in Capital at December 31, 2014.  In addition to the Q4 2014 Convertible Notes and the Q4 2014 Stock, a total of 1,675,000 additional shares of the Company’s common stock will be issued to the investors if the Q4 2014 Convertible Notes are not repaid or converted prior to June 30, 2015.

Subsequent to December 31, 2014, we entered into note and share purchase agreements with 3 independent accredited investors.  As a result, we issued convertible notes with a total principal balance of $270,000 (the “Q1 2015 Convertible Notes”) and granted 2,250,000 shares of common stock (“Q1 2015 Stock”) in exchange for cash proceeds of $225,000.  The Q1 2015 Convertible Notes carry an original issue discount of 17%, mature on December 31, 2015 and are convertible into common stock of the Company at $0.015 per share, subject to adjustment and mandatory conversion.  The Q1 2015 Stock was valued at the fair market value of $22,500 and is recorded as finance costs in Additional Paid in Capital.  In addition to the Q1 2015 Convertible Notes and the Q1 2015 Stock, a total of 2,250,000 additional shares of the Company’s common stock will be issued to the investors if the Q1 2015 Convertible Notes are not repaid or converted prior to June 30, 2015.

In September 2013 we entered into a Securities Purchase Agreement with 112359 Factor Fund, LLC (the “Fund”) pursuant to which we issued and sold to the Fund (i) an amended and restated convertible debenture (the “A&R 1st Debenture”) in the principal amount of $123,394, (ii) a secured convertible debenture in the principal amount of $200,000 (the “2nd Debenture”), and (iii) a secured convertible debenture payable in eight (8) tranches totaling an aggregate principal balance of $901,000.  On July 28, 2014, we entered into a 4th convertible debenture with the Fund in the principal amount of $75,000 (the “4th Debenture”), (the “4th Debenture” and together with the A & R 1st Debenture, 2nd Debenture and 3rd Debenture, the “Debentures”).

As of December 31, 2014, the Fund had converted the full amount owed under the A & R 1st Debenture into 12,300,099 shares of our common stock, had converted the full amount of the 2nd Debenture into 20,000,000 shares of our common stock, and had converted the full amount of the 3rd Debenture into 88,330,293 shares of our common stock.  Additionally, the Fund retired 100% of the 4th Debenture for $1.00, which amount was deemed payment in full for the 4th Debenture.  Accordingly, as of December 31, 2014, all of the Debentures were paid in full.

As described above, on July 12, 2013, we entered into an Exclusive Manufacturing Agreement (the “Agreement”) with Atlantic, whereby Atlantic serves as our exclusive manufacturer of its new shoe insole to be used with our embedded GPS devices.  In conjunction with the Agreement, on July 24, 2013 (the “Closing”), we also entered into a Security Purchase Agreement (the “SPA”) with Atlantic.  Pursuant to the SPA, Atlantic purchased (A) a convertible promissory note (the ~~“~~ Atlantic Note”) in the original principal amount of $200,000, accruing interest 6% per annum, and maturing on November 13, 2014, and (B) a warrant to purchase shares of the Company’s common stock, par value $0.001 per share (the “Warrant”).  In accordance with the terms of the Atlantic Note, on March 3, 2015, Atlantic exercised its right to convert the note into 12% of the Company’s outstanding shares of common stock as of November 13, 2014.  As a result, we issued 22,523,226 share of our common stock, valued at $225,232, to Atlantic as conversion of the $200,000 convertible note plus accrued interest of approximately $13,000.

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

The licensing agreements, distribution agreements and product sales initiatives we have in place have, to date, not generated substantial revenues.  No assurance can be given that our current contractual arrangements and the revenues from our GPS SmartSoles, device sales, subscriptions, software licensing, or our smart phone or tablet Apps will generate significant revenues during the balance of 2015.

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

As noted above, based on budgeted revenues and expenditures, unless revenues increase significantly, we believe that our existing and projected sources of liquidity may not be sufficient to satisfy our cash requirements for the next twelve months.   Accordingly, we will need to raise additional funds in 2015.  The sale of additional equity securities will result in additional dilution to our existing stockholders. Sale of debt securities could involve substantial operational and financial covenants that might inhibit our ability to follow our business plan.  Any additional funding that we obtain in a financing is likely to reduce the percentage ownership of the Company held by our existing security-holders.  The amount of this dilution may be substantial based on our current stock price, and could increase if the trading price of our common stock declines at the time of any financing from its current levels.  We may also attempt to raise funds through corporate collaboration and licensing arrangements.  To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to grant licenses on terms that are not favorable to us. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.  If we are unable to obtain the needed additional funding, we may have to further reduce our current level of operations, or may even have to totally discontinue our operations.

We are subject to many risks associated with early stage businesses, including the above discussed risks associated with the ability to raise capital.  Please see the section entitled “Risk Factors” for more information regarding risks associated with our business.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations as of December 31, 2014:

		Payments due by period
	Total	Less than 1 year	1-3 years	More than 3 years
Atlantic Note	200,000	200,000	-	-
Q4 2014 Notes	201,000	201,000	-	-
Total	$ 401,000	$ 401,000	$ -	$ -

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred net losses of $1,803,490 and $1,504,910 for the years ended December 31, 2014 and 2013, respectively, has incurred losses since inception resulting in an accumulated deficit of $17,239,355 as of December 31, 2014, and has negative working capital of $1,196,149 as of December 31, 2014.   A significant part of our negative working capital position at December 31, 2014 consisted of $328,050 of amounts due to officers and management of the Company for accrued wages.  The Company anticipates further losses in the development of its business.

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

Revenue Recognition

Revenues consist primarily of the sale of our GPS tracking devices and the related monthly service fees, the sale of our GPS SmartSole via various pilot programs, the monthly service fee from subscribers of the GPS Shoe, and our mobile tracking applications sold via the Apple iTunes Store and the Google Marketplace.

The Company recognizes revenue from product sales when the product is shipped to the customer and title has transferred. The Company recognizes application revenue when the application is purchased by the customer.  The Company assumes no remaining significant obligations associated with the product sale other than that related to its warranty program discussed below. Revenue related to monthly service fees both for the GPS SmartSole, GPS Shoes and GPS tracking devices, licensing agreements and annual subscriptions are recognized over the respective terms of the agreements.

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

Product Warranty

The Company’s warranty policy provides repair or replacement of products (excluding GPS Shoe devices) returned for defects within ninety days of purchase. Warranty liabilities are recorded at the time of sale for the estimated costs that may be incurred under our standard warranty. As of December 31, 2014, products returned for repair or replacement have been immaterial. Accordingly, a warranty liability has not been deemed necessary.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are submitted in a separate section of this report, beginning on page F-1, and are incorporated herein and made a part hereof.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and the Company's Interim Chief Financial Officer ("Interim CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the year ended December 31, 2014. Based upon that evaluation, the Company's CEO and Acting CFO concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2014 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

Management is in the process of determining how best to change our current system and implement a more effective system to insure that information required to be disclosed in this annual report on Form 10-K has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem, and intends to developed procedures to address them to the extent possible given limitations in financial and manpower resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act, as amended). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment, management identified significant deficiencies related to: (i) our internal review functions, and (ii) a lack of segregation of duties within accounting functions. As a result, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting were not effective based on the criteria established in Internal Control–Integrated Framework. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with any policies and procedures may deteriorate. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. We are in the process of determining how best to change our current system and implement a more effective system however there can be no assurance that implementation of any change will be completed in a timely manner or that it will be adequate once implemented. To the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. We believe that the foregoing steps will help remediate the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting since one is not required.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the annual reporting period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors.  Each of our directors was elected by the stockholders and serves until his or her successor is elected and qualified.

The board of directors currently has no nominating or compensation committee at this time.

Our Chief Executive Officer serves pursuant to an employment agreement that was automatically extended for one year on March 14, 2015, and that will automatically be extended for successive one-year periods if not cancelled by either party.  See “Item 10, Executive Compensation – Employment Agreements.”

The following table sets forth information regarding our executive officers and directors.

Name	Position Held	Age	Date First Appointed
Patrick E. Bertagna	President, Chief Executive Officer and Chairman of the Board	51	March 14, 2008
Alex McKean	Interim Chief Financial Officer	51	October 3, 2011
Christopher M. Walsh	Chief Operating Officer	65	March 14, 2008
Louis Rosenbaum	Director	64	March 14, 2008
Andrew Duncan	Director, Audit Committee Member, Corporate Secretary and Treasurer	50	April 2, 2010
Greg Provenzano	Director, Audit Committee Member	53	April 2, 2010
Patrick Aroff	Director	53	March 14, 2008

Biographical Information

The following describes the backgrounds of current executive officers and directors.  Our Board of Directors has determined that Greg Provenzano and Patrick Aroff currently are independent directors as defined in the NASDAQ rules governing members of boards of directors.

Mr. Bertagna is the sole director and the Chief Executive Officer of GTX California and LOCiMOBILE, Inc.  He also was the CEO of Code Amber News Service, Inc., the subsidiary that we dissolved in February 2015. Mr. McKean is the Interim Chief Financial Officer of each of those subsidiaries.

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

Mr. Bertagna has extensive knowledge of: the manufacturing industry, internet software development, building intellectual property portfolios and overall experience in growing early stage high-tech companies. As a founder of GTX California and co-inventor of the GPS Shoe, this knowledge enables Mr. Bertagna to be uniquely qualified to be on the Board of Directors.

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

Andrew Duncan – Head of International Business Development, Director, Member of Audit Committee, Corporate Secretary and Treasurer

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

Based solely on its review of the copies of reporting forms received by the company, the company believes that the following Forms 4 were filed later than is required under Section 16(a) of the Securities Exchange Act of 1934:

•

On December 12, 2014, several of our directors and officers were granted shares for accrued services, for which Form 4s were not timely filed.  On April 14, 2015, Form 4s were filed for each officer and director for the issuances: Patrick Bertagna – 1,500,000 shares, Andrew Duncan – 1,500,000 shares, Louis Rosenbaum 400,000.

ITEM 11.

EXECUTIVE COMPENSATION

Summary Compensation Table.  The following table sets forth the compensation for the fiscal years ended December 31, 2014 and 2013 for services rendered to us by all persons who served as our Chief Executive Officer and our Chief Financial Officer and most highly compensated executive officers other than our Chief Executive Officer and Chief Financial Officer (collectively, the “Named Executive Officers”) who received compensation in excess of $100,000 in 2012.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 12/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)(3)	Total ($)
Patrick Bertagna(1)	2014	150,000	–	22,850	–	10,060	182,910
	2013	150,000	–	160,383	–	10,304	320,687

Alex McKean(2)	2014	10,000	–	–	–	–	10,000
	2013	10,000	–	4,500	–	–	14,500

(1)

Mr. Bertagna, our Chief Executive Officer has agreed to accrue portions of his salary in an effort to preserve cash for other working capital needs of the Company.  As of December 31, 2014, Mr. Bertagna was owed $164,167 for accrued wages.  On March 17, 2014, Mr. Bertagna was granted 125,000 shares of common stock valued at $0.02 per share as compensation for his attendance of the Annual Board Meeting, and 150,000 shares of common stock which vested ratably throughout 2014 with a weighted average fair value of $0.019 per share as compensation for his services rendered as a Board Member throughout 2014, on August 29, 2014, Mr. Bertagna was granted 250,000 shares of common stock valued at $0.01 per share as compensation for his attendance of a Board Meeting, on December 12, 2014, Mr. Bertagna was granted 1,500,000 shares of common stock valued at $0.01 per share as payment of accrued wages.  During 2013, Mr. Bertagna was granted 200,000 shares of common stock which vested ratably throughout 2013 with a weighted average fair value of $0.019 per share as compensations for his services rendered as a Board Member throughout 2013,   250,000 shares of common stock valued at $0.019 per share on April 16, 2013, 5,250,000 shares of common stock valued at $0.010 per share on September 13, 2013, and 4,166,667 shares of common stock valued at $0.02 per share on October 22, 2013.

(2)

Mr. McKean, our Interim Chief Financial Officer has agreed to accrue portions of his salary in an effort to preserve cash for other working capital needs of the Company.  As of December 31, 2014 and 2013, $19,670 and $9,670 was owed to Mr. McKean for his services as our Interim Chief Financial Officer.  Mr. McKean was granted 100,000 shares of common stock valued at $0.02 per share on January 23, 2013 and 250,000 shares of common stock valued at $0.01 per share on September 17, 2013 as payment for accrued wages.

(3)	The values shown in this column include additional employee benefits paid including travel, health insurance, auto lease payments and cellular phone service.

Outstanding Equity Awards

None.

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

The following table summarizes the compensation of each of our directors who is not also a named executive officer for their service as a director for the year ended December 31, 2014.  The compensation of Mr. Bertagna, who serves as a director and as our Chief Executive Officer, is described above in the Summary Compensation Table.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)

Louis Rosenbaum(1)	--	7,850	--	N/A	N/A	N/A	7,850
Andrew Duncan(2)	--	7,850	--	N/A	N/A	N/A	7,850
Greg Provenzano	--	7,850	--	N/A	N/A	N/A	7,850
Patrick Aroff	--	7,850	--	N/A	N/A	N/A	7,850

(1)

Mr. Rosenbaum has provided consulting services to the Company in previous years.   During 2014, Mr. Rosenbaum was granted 400,000 shares of common stock valued at $4,000 as payment for consulting services earned in 2013.

(2)

Mr. Duncan also provides consulting services to the Company.  During 2014, Mr. Duncan earned $39,000 relating to such services of which $7,750 remained accrued as of December 31, 2014.  During 2014, Mr. Duncan was granted 2,500,000 shares of common stock valued at $49,000 as payment for consulting services.

On February 9, 2015, we issued 250,000 shares of common stock to each of our board of directors (total of 1,250,000 shares, valued at $25,000) as compensation for their attendance at a board meeting.

Employment Agreements

The following are summaries of the employment agreements with the Company’s executive officers:

Patrick E. Bertagna, our Chief Executive Officer and President, is employed pursuant to a written agreement dated as of March 14, 2008.  The agreement was for a term of two years, but contained a provision under which the agreement is automatically extended for additional one-year periods unless either party provides written notice to the contrary at least 60 days prior to the end of the term then in effect.  As such, Mr. Bertagna receives a base salary of $150,000 per year; however, in order to preserve cash for other working capital needs, Mr. Bertagna has agreed to accrue portions of his salary in the past and he is continuing to do so in 2015. He is entitled to adjustments to his base salary based on certain performance standards, at the Company’s discretion, as follows:  (i)  a bonus in an amount not less than fifteen percent (15%) of  yearly salary, to be paid in cash or stock, if the Company has an increase in annual revenues and Mr. Bertagna performs his duties within the time frame budgeted for such duties at or below the cost budgeted for such duties and (ii) a bonus, to be paid in cash or stock at the Company’s sole discretion, equal to $12,500 for every one million of the Company’s outstanding common stock purchase warrants that are exercised.

Mr. Bertagna may also participate in any and all benefits and perquisites as are generally provided for the benefit of executive employees.  The agreement terminates on his death, incapacity (after 180 days), resignation or cause as defined in the agreement.  If he is terminated without cause, he is entitled to base salary, including back salary owed, all bonuses otherwise applicable, and medical benefits for twelve months.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of April 15, 2015, regarding the beneficial ownership of our common stock by (i) each stockholder known by us to be the beneficial owner of more than five percent of our common stock, (ii) by each of our executive officers named in the Summary Compensation Table and our directors and (iii) by all of our executive officers and directors as a group.  Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned.  Unless otherwise noted in the table, the address for each of the persons identified is 117 W 9th Street; Suite 1214, Los Angeles, CA  90015.  Beneficial ownership is calculated based upon 311,093,781 shares of common stock issued and outstanding as of April 15, 2015.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Common Stock
Patrick E. Bertagna(2) CEO and Chairman of the Board	19,812,045 shares	6.37%

Alex McKean Interim Chief Financial Officer	570,000 shares	0.18%

Louis Rosenbaum(3) Director	5,846,415 shares	1.88%

Andrew Duncan Director, Corporate Secretary and Treasurer	7,776,579 shares	2.50%

Greg Provenzano Director	1,656,908 shares	0.53%

Patrick Aroff Director	1,905,825 shares	0.61%

All directors and named executive officers as a group (6 persons)	37,564,772 shares(4)	12.08%

Other greater than 5% ownership Shareholders
Atlantic Footcare, Inc. 229 Quaker Highway North Smithfield, RI 02896	22,523,226 shares	7.24%

________________________

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

(2)

The 19,812,045 shares beneficially owned consist solely of common stock.

(3)

The 5,846,415 shares beneficially owned include 5,596,415 shares of common stock and 250,000 stock options.

(4)

Includes 250,000 shares of our common stock issuable upon exercise of options.

Changes in Control.  We are not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403 of Regulation S-K.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence.  Two of our five directors are independent within the definition of “independence” as defined in the Nasdaq rules governing members of boards of directors.

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Audit Committee has appointed LBB & Associates Ltd., LLP as our independent registered public accounting firm.  The following table shows the fees that were paid or accrued by us for audit and other services provided by LBB & Associates Ltd., LLP:

	2013	2013
Audit Fees (1)	$32,000	$47,497
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees	-	-
Total	$32,000	$47,497

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

Exhibit Number	Description

3.1	Articles of Incorporation of the Registrant filed with the State of Nevada on April 7, 2006 (2)
3.2 4.1	Amended and Restated Bylaws of the Registrant(3) 2008 Equity Compensation Plan(7)
10.1	Employment Agreement between the Registrant and Patrick E. Bertagna dated March 14, 2008(3)
10.2	Employment Agreement between the Registrant and Christopher M. Walsh dated March 14, 2008(3)
10.4	Registration Rights Agreement, dated November 16, 2009, between the Registrant and Dutchess Equity Fund, LP. (6)
10.5	Form of Securities Purchase Agreement (August 2011 Private Placement)(8)
10.6	Form of Warrant Agreement (August 2011 Private Placement)(8)
10.7	Form of Subscription Application (August 2011 Private Placement)(8)
10.8	Securities Purchase Agreement by and between GTX Corp and 112359 Factor Fund, LLC, dated September 19, 2013 (9)
10.9	Secured Amended & Restated Convertible Debenture by and between GTX Corp and 112359 Factor Fund, LLC, dated September 19, 2013, in principal amount of $123,394 (9)
10.10	Secured Convertible Debenture by and between GTX Corp and 112359 Factor Fund, LLC, dated September 19, 2013, in the principal amount of $200,000 (9)
10.11	Secured Convertible Debenture by and between GTX Corp and 112359 Factor Fund, LLC, dated September 19, 2013, in the principal amount of $901,000 (9)
10.12	Security Agreement by and between GTX Corp and its subsidiaries and 112359 Factor Fund, LLC, dated September 19, 2013 (9)
10.13	Pledge Agreement by and between Patrick Bertagna, GTX Corp and 112359 Factor Fund, LLC, dated September 19, 2013 (9)
10.14	Form of Note and Share Purchase Agreement (Q4 2014 and Q1 2015) (1)
10.15	Form of Convertible Promissory Note (Q4 2014 and Q1 2015) (1)
10.16	Form of Warrant Agreement (Q1 2015) (1)

14.1	Code of Business Conduct and Ethics(3)
21.1	Subsidiaries (1)
23.1	Consent of LBB & Associates Ltd., LLP(1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act(1)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act(1)
32.1	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002(1)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

(1)	Filed herewith.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 as filed December 12, 2006.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 20, 2008.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated March 20, 2009.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 18, 2009.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 17, 2010.
(7)	Previously filed on May 22, 2008 as an exhibit to our Registration Statement on Form S-8, File No. 333-151114 and incorporated herein by reference.
(8)	Previously filed on October 3, 2011 as part of the Registrant’s Registration Statement on Form S-1 (File No. 333-177146) and incorporated herein by reference.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 25, 2013.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTX Corp (Registrant)

Date: April 15, 2015	By:	/s/ Patrick E. Bertagna
Patrick E Bertagna
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Patrick E. Bertagna	Chief Executive Officer and Director (Principal Executive Officer)	April 15, 2015
/s/ Alex McKean	Interim Chief Financial Officer (Principal Accounting Officer)	April 15, 2015
/s/ Patrick Aroff	Director	April 15, 2015
/s/ Louis Rosenbaum	Director	April 15, 2015
/s/ Greg Provenzano	Director	April 15, 2015
/s/ Andrew Duncan	Director , Treasurer, Secretary	April 15, 2015

LBB & ASSOCIATES LTD., LLP

10260 Westheimer Road, Suite 310

Houston, TX 77042

Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

GTX Corp

Los Angeles, CA

We have audited the accompanying consolidated balance sheets of GTX Corp (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2014. GTX Corp’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GTX Corp as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations and its likely need for additional financing in order to meet its financial obligations raise substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas

April 15, 2015

GTX CORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013

ASSETS

Current assets:
Cash and cash equivalents	$12,168	$64,754
Accounts receivable, net	31,134	1,892
Inventory	100,366	766
Other current assets	15,559	27,740

Total current assets	159,227	95,152

Property and equipment, net	3,120	7,722
Intangible assets	121,602	82,222

Total assets	$283,949	$185,096

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$564,821	$340,226
Accrued expenses - related parties	328,050	306,250
Deferred revenues	77,564	18,991
Short-term debt - related party	-	4,000
Convertible promissory note, net of discount	371,451	90,797
Derivative liabilities	13,490	70,535
Total current liabilities	1,355,376	830,799

Long-term convertible debt	-	237,672
Long-term derivative liabilities	-	411,708

Total liabilities	1,355,376	1,480,179

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 2,071,000,000 shares authorized; 264,620,555 and 131,352,518 shares issued and outstanding at December 31, 2014 and 2013, respectively	264,620	131,352
Additional paid-in capital	15,903,308	14,009,430
Accumulated deficit	(17,239,355)	(15,435,865)

Total stockholders’ deficit	(1,071,427)	(1,295,083)

Total liabilities and stockholders’ deficit	$283,949	$185,096

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013

Revenues	$138,336	$149,994

Cost of goods sold	74,843	86,729

Gross margin	63,493	63,265

Operating expenses
Wages and benefits	408,720	414,854
Professional fees	358,700	406,205
Impairment of capitalized assets	10,000	36,695
General and administrative	268,353	157,520

Total operating expenses	1,045,773	1,015,274

Loss from operations	(982,280)	(952,009)

Other expenses
Finance costs	-	(200,000)
Loss on extinguishment of debt	(513,336)	(118,965)
Derivative expense, net	(299,716)	(206,326)
Interest expense	(8,158)	(27,610)

Total other expenses	(821,210)	(552,901)

Net loss	$(1,803,490)	$(1,504,910)

Weighted average number of common shares outstanding - basic and diluted	163,270,525	105,364,447

Net loss per common share - basic and diluted	$(0.01)	$(0.01)

See accompanying notes to consolidated financial statements.

GTX CORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2012	85,401,372	$ 85,401	$13,316,439	$(13,930,955)	$ (529,115)
Issuance of common stock for services	4,800,000	4,800	118,749	-	123,549
Issuance of common stock for accrued expenses	18,516,667	18,517	236,266	-	254,783
Issuance of common stock for conversion of debt	14,675,124	14,675	151,748	-	166,423
Issuance of common stock for financing	2,459,355	2,459	46,728	-	49,187
Issuance of common stock for advisory agreements	5,500,000	5,500	139,500	-	145,000
Net loss	-	-	-	(1,504,910)	(1,504,910)
Balance, December 31, 2013	131,352,518	131,352	14,009,430	(15,435,865)	(1,295,083)
Issuance of common stock for services	12,941,176	12,941	152,646	-	165,587
Issuance of common stock for accrued expenses	4,908,000	4,908	80,364	-	85,272
Issuance of common stock for conversion of debt	115,418,861	115,419	1,660,868	-	1,776,287
Net loss	-	-	-	(1,803,490)	(1,803,490)
Balance, December 31, 2014	264,620,555	$ 264,620	$15,903,308	$(17,239,355)	$ (1,071,427)

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013
Cash flows from operating activities
Net loss	$(1,803,490)	$(1,504,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,747	65,366
Impairment of capitalized assets	10,000	36,695
Stock-based compensation	165,587	232,298
Loss on extinguishment of debt	513,336	118,965
Derivative expense, net	299,716	206,326
Finance costs	-	200,000
Changes in operating assets and liabilities:
Accounts receivable	(29,242)	4,177
Inventory	(99,601)	791
Other current and non-current assets	6,550	16,623
Accounts payable and accrued expenses	232,060	119,704
Accrued expenses - related parties	107,072	168,199
Deferred revenues	58,573	(9,731)

Net cash used in operating activities	(531,691)	(345,497)

Cash flows from investing activities
Purchase of property and equipment	(3,145)	(1,148)

Net cash used in investing activities	(3,145)	(1,148)

Cash flows from financing activities
Proceeds from debt	486,250	426,250
Payments of debt	-	(45,500)
Payments on short-term debt - related party	(4,000)	-

Net cash provided by financing activities	482,250	380,750

Net change in cash and cash equivalents	(52,586)	34,105

Cash and cash equivalents, beginning of period	64,754	30,649

Cash and cash equivalents, end of period	$12,168	$64,754

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock for conversion of debt	$1,776,287	$215,610
Issuance of debt for intangible assets	$43,750	$56,250
Issuance of common stock for accrued interest - related party	$-	$3,200
Issuance of common stock for accrued expenses	$85,272	$251,583
Issuance of common stock for prepaid advisory agreement	$-	$145,000
Issuance of stock payable for other current asset	$-	$36,000

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

1.

ORGANIZATION AND BASIS OF PRESENTATION

During the periods covered by these financial statements, GTX Corp and subsidiaries (the “Company” or “GTX”) were engaged in businesses that design, develop and sell various interrelated and complementary products and services in the Personal Location Services marketplace.  GTX owns 100% of the issued and outstanding capital stock of Global Trek Xploration (“GTX California”), LOCiMOBILE, Inc., and Code Amber News Service, Inc. (“CANS”). See Note 11 “Subsequent Events”.

GTX California focuses on hardware, software, connectivity, design and development of Global Positioning System (“GPS”) and Bluetooth Low Energy (“BLE”) monitoring and tracking solutions by providing real-time tracking of the whereabouts of people and high valued assets. Utilizing a miniature quad band GPRS transceiver, antenna, circuitry, battery and inductive charging pad our product(s) can be customized and integrated into numerous products whose location and movement can be monitored in real time over the Internet through our 24x7 tracking portal or on a web enabled cellular telephone.  Our core products and services are supported by an IP portfolio of patents, patents pending, registered trademarks, copyrights, URLs and a library of software source code.  LOCiMOBILE, Inc., has been at the forefront of Smartphone application (“App”) development since 2008. With a suite of mobile applications that turn the iPhone, iPad, Android and other GPS enabled handsets into a tracking device which can be tracked from handset to handset or through our tracking portal or on any connected device with internet access. LOCiMOBILE has launched numerous Apps across multi mobile device operating systems and continues to launch consumer and enterprise apps. During 2014, CANS provided state Amber Alerts throughout the US and Canada via website tickers and news feeds to merchants, internet service providers, affiliate partners, corporate sponsors and local, state and federal agencies.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The accompanying consolidated financial statements reflect the accounts of GTX Corp and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred net losses of $1,803,490 and $1,504,910 for the years ended December 31, 2014 and 2013, respectively, has incurred losses since inception resulting in an accumulated deficit of $17,239,355 as of December 31, 2014, and has negative working capital of $1,196,149 as of December 31, 2014.   A significant part of our negative working capital position at December 31, 2014 consisted of $328,050 of amounts due to officers and management of the Company for accrued wages.  The Company anticipates further losses in the development of its business.

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenues consist primarily of the sale of our GPS tracking devices and the related monthly service fees, the sale of our GPS SmartSole via various pilot programs, the monthly service fee from subscribers of the GPS Shoe, and our mobile tracking applications sold via the Apple iTunes Store and the Google Marketplace.

The Company recognizes revenue from product sales when the product is shipped to the customer and title has transferred. The Company recognizes application revenue when the application is purchased by the customer.  The Company assumes no remaining significant obligations associated with the product sale other than that related to its warranty program discussed below.  Revenue related to monthly service fees both for the GPS SmartSole, GPS Shoes and GPS tracking devices, licensing agreements and annual subscriptions are recognized over the respective terms of the agreements.

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

Allowance for Doubtful Accounts

We extend credit based on our evaluation of the customer’s financial condition.  We carry our accounts receivable at net realizable value. We monitor our exposure to losses on receivables and maintain allowances for potential losses or adjustments. We determine these allowances by (1) evaluating the aging of our receivables; and (2) reviewing high-risk customers financial condition. Past due receivable balances are written off when our internal collection efforts have been unsuccessful in collecting the amount due.  Our allowance for doubtful accounts was $4,000 and $2,000 as of December 31, 2014 and 2013, respectively.

Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold in the accompanying consolidated statements of operations.

Product Warranty

The Company’s warranty policy provides repair or replacement of products (excluding GPS Shoe devices) returned for defects within ninety days of purchase. Warranty liabilities are recorded at the time of sale for the estimated costs that may be incurred under our standard warranty. As of December 31, 2014, products returned for repair or replacement have been immaterial.  Accordingly, a warranty liability has not been deemed necessary.

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

Level 1—

Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2—

Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the asset/liability’s anticipated life.

Level 3—

Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

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

Inventory

Inventory generally consists of raw materials and finished goods and is valued at the lower of cost (first-in, first-out) or net realizable value. The Company evaluates its inventory for excess and obsolescence on a regular basis. In preparing the evaluation the Company looks at the expected demand for the product, as well as changes in technology, in order to determine whether or not a reserve is necessary to record the inventory at net realizable value.  For the years ending December 31, 2014 and 2013 the Company did not recognize any charges to expense associated with excess and obsolete inventory cost adjustments.

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

Intangible Assets

The Company records identifiable intangible assets acquired from other enterprises or individuals at cost.  Intangible assets consist of a licensing agreement enabling the Company to sell its GPS-related vehicle tracking software and services, the purchase price of Code Amber, LLC (the predecessor of CANS) in 2008 and insole development costs in 2014 and 2013.  The Company evaluates its intangible assets for impairment on a regular basis and writes down the assets to net realizable value as deemed necessary.  During 2014, management decided to dissolve CANS in order to better focus on our GPS products.  Accordingly, during the year ended December 31, 2014 we have recognized a $10,000 impairment of capitalized assets in our total operating expenses. As of December 31, 2014 and 2013, the Company had capitalized $121,602 and $82,222 related to intangible assets, respectively.

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

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no dilutive shares outstanding as of December 31, 2014 and 2013. Common stock equivalents, totaling 2,452,493 and 8,495,133 at December 31, 2014 and 2013, respectively, were not included in the computation of diluted earnings per share in 2014 and 2013 on the consolidated statements of operations due to the fact that the Company reported a net loss in 2014 and 2013 and to do so would be anti-dilutive for that period.

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

3.

RELATED PARTY TRANSACTIONS

In order to preserve cash for other working capital needs various officers, members of management and Board Members agreed to accrue portions of their wages since 2011.  As of December 31, 2014 and 2013, the Company owed $328,050 and $306,250, respectively, for such accrued wages.

4.

INVENTORY

Inventories consist of the following:

	December 31,
	2014	2013
Raw materials	$99,490	$766
Finished goods	876	-
Total Inventories	$100,366	$766

5.

PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	December 31,
	2014	2013
Computer and office equipment	$86,265	$86,265
Software	18,744	18,744
Website development	189,627	186,482
Software development	74,648	74,648
Less: accumulated depreciation	(366,164)	(358,417)

Total property and equipment, net	$3,120	$7,722

Depreciation expense for the years ended December 31, 2014 and 2013 was $7,747 and $65,366, respectively.

During 2013, management assessed the value of our fixed assets and determined that capitalized direct labor and shoe molds, had been impaired.  Accordingly, we wrote-down the assets to their estimated net realizable value and recognized an impairment charge of $36,695 in the accompanying consolidated financial statements for the year ended December 31, 2013.

6.

CONCENTRATIONS

We currently rely on one manufacturer to supply us with our GPS SmartSole and one manufacturer to supply us with the GPS device included in the GPS SmartSole. The loss of either of these manufacturers could severely impede our ability to manufacture the GPS SmartSole.

7.

DEBT

The following table summarizes the components of our short-term borrowings:

	December 31, 2014	December 31, 2013

Atlantic Note	$200,000	$112,500
Q4 2014 Convertible Notes	201,000	-
BSM Note dated June 26, 2013	-	30,000
Total short-term convertible notes	401,000	142,500
Less: Debt discount	(29,549)	(51,703)
Short-term convertible notes, net of debt discount	371,451	90,797

Related party short-term borrowings	-	4,000

Short-term borrowings	$371,451	$94,797

Short-term derivative liabilities	$13,490	$70,535

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

Atlantic may at any time elect to convert all of the entire outstanding principal amount of the Atlantic Note plus the accrued interest into 12% of the Company’s issued and outstanding common stock immediately following the issuance thereof, multiplied by a fraction, the numerator of which is the principal amount of the Atlantic Note then outstanding and the denominator of which is $200,000.  In accordance with the terms of the Atlantic Note, on March 3, 2015, Atlantic exercised its right to convert the note into 12% of the Company’s outstanding shares of common stock as of November 13, 2014.  As a result, the Company issued 22,523,226 share of our common stock, valued at $225,232, to Atlantic as conversion of the $200,000 convertible note plus accrued interest of approximately $13,000.

If Atlantic is unable to dispose of the shares of common stock into which the Atlantic Note has been converted and the Warrant may be exercised (the “Registrable Shares”) under Rule 144 as promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended Atlantic may request that the Company file a Form S-1 registration statement or Form S-3 registration statement (if applicable) with respect to one hundred percent (100%) of the Registrable Shares then outstanding, then the Company shall, as soon as practicable, and in any event within sixty (60) days after the date such request is given by Atlantic, file a registration statement under the Securities Act covering all Registrable Shares that Atlantic requested to be registered.

Q4 2014 Financing

During the fourth quarter of 2014 we entered into 10 separate note and share purchase agreements with 10 independent accredited investors.  As a result, we have issued ten convertible notes with a total principal balance of $201,000 (the “Q4 2014 Convertible Notes”) and granted 1,675,000 shares of common stock (“Q4 2014 Stock”) of which 250,000 remained to be issued at December 31, 2014.  In exchange for the Q4 2014 Convertible Notes and Q4 2014 Stock, we received cash proceeds of $167,500.  The Q4 2014 Convertible Notes carry an original issue discount of 17%, mature on December 31, 2015 and are convertible into common stock of the Company at $0.015 per share, subject to adjustment and mandatory conversion.  The Q4 2014 Stock was valued at the fair market value of $16,750 and is recorded as finance costs in Additional Paid in Capital at December 31, 2014.  In addition to the Q4 2014 Convertible Notes and the Q4 2014 Stock, a total of 1,675,000 additional shares of the Company’s common stock will be issued to the investors if the Q4 2014 Convertible Notes are not repaid or converted prior to June 30, 2015.

BSM Lending, LLC Convertible Promissory Note

On June 26, 2013, the Company entered into a Convertible Promissory Note with BSM Lending, LLC (“BSM”), for the principal sum of $30,000 plus interest of 15% per annum (the “BSM Note”).  The BSM Note is convertible into shares of common stock of the Company at a price equal to 65% of the 5 day average closing price per share of the Company’s common stock.  On April 14, 2014, BSM Lending, LLC converted the BSM Note of $30,000 plus accrued interest of $3,514 into 1,463,493 shares of our common stock, valued at $46,978, resulting in a loss on extinguishment of debt in the amount of $13,464.

112359 Factor Fund

On July 28, 2014, we entered into a 4th convertible debenture with the Fund (defined in “Long-term debt” below) in the principal amount of $75,000 (the “4th Debenture”).  The 4th Debenture matures on January 30, 2015 and accrues interest on the unconverted outstanding principal balance hereof at a rate per annum of the lesser of the applicable Federal Rate or 6%. The outstanding amounts due under the 4th Debenture are convertible at the option of the Fund into shares of the Company’s common stock at 50% of the average of the five lowest closing market prices for the common stock for the 30 trading days preceding each conversion.  As of December 31, 2014, the Fund retired 100% of the 4th Debenture for $1.00, which amount was deemed to be payment in full for the 4th Debenture, and recognized a gain on extinguishment of debt in the amount of $74,999.

Long-term debt

The following table summarizes the components of our long-term debt:

	December 31, 2014	December 31, 2013

Fund A & R 1st Debenture dated September 19, 2013	$-	$53,438
Fund 2nd Debenture dated September 19, 2013	-	200,000
Fund 3rd Debenture dated September 19, 2013	-	477,000
Total long-term convertible notes	-	730,438
Less: Debt discount	-	(492,766)
Total long-term convertible notes, net of debt discount	$-	$237,672

Long-term derivative liabilities	$-	$411,708

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

The face amount of the 3rd Debenture is $901,000 and was funded in eight (8) installments (each such installment that is paid is referred to as a “Tranche”). The 3rd Debenture matures on the third (3rd) anniversary date of each Tranche payment.  Interest on the 3rd Debenture accrues on the unconverted outstanding principal balance hereof at a rate per annum of the lesser of the applicable Federal Rate or six percent (6%) and on a pro rata basis to the extent that each Tranche has been paid. The outstanding amounts due under the 3rd Debenture are convertible at the option of the Fund into shares of the Company’s common stock at 100% of the average of the five (5) lowest closing market prices for the Common Stock for the thirty (30) trading days preceding each conversion; provided, however, that the Fund cannot own more than 4.99% of the Company’s outstanding shares of common stock at any time, which limit may be waived by the Fund upon 65 days notice.  If the 3rd Debenture is repaid and/or converted in full prior to its maturity date, all accrued interest will be forgiven.

As of December 31, 2014, the Fund had converted the full amount owed under the A & R 1st Debenture into 12,300,099 shares of our common stock, had converted the full amount of the 2nd Debenture into 20,000,000 shares of our common stock, and had converted the full amount of the 3rd Debenture into 88,330,293 shares of our common stock.  A loss on extinguishment of debt in the amount of $588,335 was recorded on the conversion during the year ended December 31, 2014.

Derivative liabilities

The conversion features embedded in the convertible notes were evaluated to determine if such conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative. Excluding the 2nd Debenture, in all of the long-term and short-term convertible notes outstanding at December 31, 2014 and 2013, the conversion feature was accounted for as a derivative liability. The derivatives associated with the long-term and short-term convertible notes were recognized as a discount to the debt instrument and the discount is amortized over the expected life of the notes with any excess of the derivative value over the note payable value recognized as additional interest expense at the issuance date.  Included in Derivative Expense, net in the accompanying consolidated statements of operations is related to the recording and amortization of the debt discount totaling $1,082,848 and $497,255 during the years ended December 31, 2014 and 2013, respectively.

The derivative liability was calculated using the Black Scholes method over the expected terms of the convertible debentures, with a risk free rate of 3% and volatility of 199% as of December 31, 2014 with a risk free rate of 1% and volatility of 301% as of December 31, 2013.  Included in Derivative Expense, net in the accompanying consolidated statements of operations is income arising from the change in fair value of the derivatives of $783,132 and $290,929 during the years ended December 31, 2014 and 2013, respectively.

8.

INCOME TAXES

The provision for refundable Federal income tax consists of the following as of December 31:

	2014	2013

Federal income tax benefit calculated at statutory rate of 35%	$631,000	$527,000
Less: Stock based compensation expense	(52,000)	(81,000)
Change in valuation allowance	(579,000)	(446,000)
Net income tax provision	$-	$-

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows at December 31:

	2014	2013
Deferred tax asset attributable to:
Net operating losses carried forward	$3,993,000	$3,414,000
Less: Valuation allowance	(3,993,000)	(3,414,000)
Net deferred tax asset	$-	$-

The Company established a full valuation allowance. The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized.

At December 31, 2014, the Company had an unused net operating loss carryover approximating $11,705,000 that is available to offset future taxable income, which expires beginning in 2028.

9.

EQUITY

Common Stock

The Company issued the following shares of common stock for the years ended December 31:

	2014		2013
	Value of Shares	# of shares	Value of Shares	# of shares
Shares issued for services rendered	$165,587	12,941,176	$77,615	4,800,000
Shares issued for accrued salaries and expenses	85,272	4,908,000	254,783	18,516,667
Shares issued for conversion of debt	1,776,287	115,418,861	215,610	17,134,479
Shares issued for advisory agreements	-	-	145,000	5,500,000

Total restricted shares issued	$2,027,146	133,268,037	$693,008	45,951,146

Shares issued for services rendered were to various members of management, employees and consultants and are generally expensed as Stock-Based Compensation in the accompanying consolidated statement of operations.  Also included are shares of common stock issued to our Q4 2014 investors in conjunction with their note and share purchase agreements.  During 2014, 1,425,000 such shares of common stock, valued at $14,250, were granted and are included in the accompanying consolidated balance sheet as paid in capital.  Shares issued for accrued salaries and expenses were granted to members of management, Board Members, consultants and employees as payment for portions of amounts owed to them for services rendered in previous periods.  Shares issued with repurchase rights relate to shares granted to members of management and the Board of Directors whereby the Company retained the rights to acquire the shares from the stock recipients and such repurchase rights lapsed ratably over twelve months at a rate of 1/12th per month beginning on January 1, 2014.  Upon vesting, the shares are revalued based on the average stock price during the respective month and the related stock based compensation expense is recognized.   Shares issued for conversion of debt relate to conversions of both short and long term debt as discussed in Note 7.  Shares issued for financing in 2014 relate to shares granted to investors for their participation in the Q4 2014 financing. Shares issued for financing in 2013 relate to shares issued to the Assignee as payment of the Line Agreement (see Note 7).  Shares issued for advisory agreements relate to shares issued to BSI as payment for two separate advisory agreements (see discussion below).

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

In connection with the SPA entered into with Atlantic on July 12, 2013 (See Note 7), the Company issued a Warrant to Atlantic, whereby Atlantic is entitled to purchase from the Company a total number of shares of common stock, such that, when added to the total number of shares of common stock acquired by Atlantic upon conversion of the Atlantic Note, equals 12% of the common stock outstanding as of the date of such conversion, as such total outstanding amount may, be increased by issuances of common stock occurring on or prior to November 13, 2014 (or by issuances of common stock occurring after November 13, 2014 but pursuant to convertible instruments issued or commitments made by the Company prior to November 13, 2014), other than issuances of excluded securities as such term is defined in the Atlantic Note, at an exercise price per share equal to $0.001 per share, at any time and from time to time on or after the Closing Date and through and including November 13, 2020.  As of the December 31, 2014, the Atlantic Warrant had not been exercised.

A summary of the Company’s warrant activity and related information is provided below:

	Exercise Price $	Number of Warrants
Outstanding and exercisable at December 31, 2012	0.08 – 0.40	8,991,000
Warrants exercised		-
Warrants granted		-
Warrants expired	0.40	(1,271,000)
Outstanding and exercisable at December 31, 2013	0.08 - 0.40	7,720,000
Warrants exercised		-
Warrants granted
Warrants expired	0.08	(5,720,000)
Outstanding and exercisable at December 31, 2014	0.02	2,000,000

Stock Warrants as of December 31, 2014
Exercise	Warrants	Remaining	Warrants
Price	Outstanding	Life (Years)	Exercisable

$0.02	2,000,000	0.69	2,000,000

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

The Company recognizes option expense ratably over the vesting periods.  As of December 31, 2012, all options granted were fully vested.  Accordingly, no option expense has been recognized during the years ended December 31, 2014 and 2013.

No options were granted during 2014 and 2013.

The Plan provides for the issuance of a maximum of 7,000,000 shares of which, after adjusting for estimated pre-vesting forfeitures and expired options, approximately 2,235,000 were available for issuance as of April 15, 2015.

Stock option activity under the Plan for the period from December 31, 2013 to December 31, 2014 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Grant Date Fair Value
Outstanding at December 31, 2013	775,133	$0.14	1.09	$ 46,901
Options granted	-	$ -	-	-
Options exercised	-	$ -	-	-
Options cancelled/forfeited/ expired	(322,640)	$0.22	-	(31,959)
Outstanding at December 31, 2014	452,493	$0.08	0.09	$ 14,942

Exercisable at December 31, 2014	452,493	$0.08	0.09	$ 14,942

As of December 31, 2014, after adjusting for estimated pre-vested forfeitures, there was $0 of unrecognized compensation cost related to unvested stock options. The Company intends to issue new shares to satisfy share option exercises.

Stock option activity under the Plan for the period from December 31, 2012 to December 31, 2013 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Grant Date Fair Value
Outstanding at December 31, 2012	2,328,570	$0.20	1.02	$ 205,234
Options granted	-	$ -	-	-
Options exercised	-	$ -	-	-
Options cancelled/forfeited/ expired	(1,553,437)	$0.22	-	(158,333)
Outstanding at December 31, 2013	775,133	$0.14	1.09	$ 46,901

Exercisable at December 31, 2013	775,133	$0.09	1.09	$ 46,901

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

11.

SUBSEQUENT EVENTS

On January 7, 2015, we issued 4,000,000 shares of common stock (valued at $96,000) to an investment consulting firm for services which had been accrued as of December 31, 2014.

On February 5, 2015, we issued a total of 5,950,000 shares of common stock (valued at $59,500) to four consultants for services rendered.

On February 9, 2015, we issued a total of 5,250,000 shares of common stock (valued at $52,500) to three consultants for services rendered.  Additionally, we issued 250,000 shares of common stock to each of our five Board Members for a total of 1,250,000 shares of common stock (valued at $12,500) for their participation at the 2015 Annual Board meeting held in January 2015.

In February 2015, we discontinued the operations of Code Amber News Service, Inc., a Nevada wholly-owned subsidiary, and dissolved that corporation.

On March 3, 2015, Atlantic exercised its right to convert the $200,000 Atlantic Note into 12% of the Company’s outstanding shares of common stock as of November 13, 2014.  As a result, the Company issued 22,523,226 share of our common stock, valued at $225,232, to Atlantic as conversion of the $200,000 convertible note plus accrued interest of approximately $13,000.

On March 5, 2015, we issued 5,000,000 shares of common stock (valued at $80,000) to our patent attorney for payment of accrued expenditures totaling $60,000 at December 31, 2014.

In conjunction with the Q4 2014 Financing discussed in Note 7 above, we issued the remaining 250,000 Q4 2014 Stock grants owed to investors in accordance with their respective note and share purchase agreements.  The shares were valued at their fair value of $0.01 per share and included in Paid in Capital as a cost of financing.

Subsequent to December 31, 2014, we entered into note and share purchase agreements with 3 independent accredited investors.  As a result, we issued convertible notes with a total principal balance of $270,000 (the “Q1 2015 Convertible Notes”) and issued 2,250,000 shares of common stock (“Q1 2015 Stock”) in exchange for cash proceeds of $225,000.  The Q1 2015 Convertible Notes carry an original issue discount of 17%, mature on December 31, 2015 and are convertible into common stock of the Company at $0.015 per share, subject to adjustment and mandatory conversion.  The Q1 2015 Stock was valued at the fair market value of $22,500.  In addition to the Q1 2015 Convertible Notes and the Q1 2015 Stock, a total of 2,250,000 additional shares of the Company’s common stock will be issued to the investors if the Q1 2015 Convertible Notes are not repaid or converted prior to June 30, 2015.