Form 10-Q
period 2015-03-31
GTX CORP
filed 2015-05-15
CIK 1375793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2015

OR

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

Yes       No  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 310,968,781 common shares issued and outstanding as of May 14, 2015.

GTX CORP AND SUBSIDIARIES

For the quarter ended March 31, 2015

FORM 10-Q

PART I

ITEM 1.  FINANCIAL STATEMENTS

GTX CORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$27,832	$12,168
Accounts receivable, net	18,376	31,134
Inventory	120,506	100,366
Other current assets	14,379	15,559
Total current assets	181,093	159,227
Property and equipment, net	4,446	3,120
Intangible assets	121,602	121,602
Total assets	$307,141	$283,949

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$396,978	$564,821
Accrued expenses - related parties	333,150	328,050
Deferred revenues	20,594	77,564
Convertible promissory note, net of discount	413,939	371,451
Derivative liabilities	-	13,490
Total current liabilities	1,164,661	1,355,376
Total liabilities	1,164,661	1,355,376

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 2,071,000,000 shares authorized; 310,968,781 and 264,620,555 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	310,968	264,620
Additional paid-in capital	16,382,689	15,903,308
Accumulated deficit	(17,551,177)	(17,239,355)

Total stockholders’ deficit	(857,520)	(1,071,427)

Total liabilities and stockholders’ deficit	$307,141	$283,949

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2015	2014

Revenues	$144,212	$20,814

Cost of goods sold	102,349	9,900

Gross margin	41,863	10,914

Operating expenses
Wages and professional fees	261,530	215,228
General and administrative	56,099	77,522

Total operating expenses	317,629	292,750

Loss from operations	(275,766)	(281,836)

Other income/(expenses)
Loss on extinguishment of debt	(32,058)	(169,463)
Derivative income (expense), net	13,490	(1,316,452)
Interest expense	(17,488)	(9,329)

Total other income/(expenses)	(36,056)	(1,495,244)

Net loss	$(311,822)	$(1,777,080)

Weighted average number of common shares outstanding - basic and diluted	281,997,720	144,896,193

Net loss per common share - basic and diluted	$(0.00)	$(0.01)

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(311,822)	$(1,777,080)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	759	4,068
Stock-based compensation	124,500	53,171
Loss on extinguishment of debt	32,058	169,463
Derivative (income) expense, net	(13,490)	1,316,452
Amortization of debt discount	17,488	-
Changes in operating assets and liabilities:
Accounts receivable	12,758	(748)
Inventory	(20,140)	(544)
Other current and non-current assets	1,180	(25,497)
Accounts payable and accrued expenses	1,328	95,951
Accrued expenses - related parties	5,100	26,900
Deferred revenues	(56,970)	3,578

Net cash used in operating activities	(207,251)	(134,286)

Cash flows from investing activities
Purchase of property and equipment	(2,085)	(1,445)

Net cash used in investing activities	(2,085)	(1,445)

Cash flows from financing activities
Proceeds from convertible promissory notes	225,000	175,000
Proceeds from short-term debt - related party	-	-
Payments on short-term debt - related party	-	(2,500)

Net cash provided by financing activities	225,000	172,500

Net change in cash and cash equivalents	15,664	36,769

Cash and cash equivalents, beginning of period	12,168	64,754

Cash and cash equivalents, end of period	$27,832	$101,523

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

Supplementary disclosure of noncash financing activities:
Issuance of common stock for other current asset	$-	$750
Issuance of common stock for conversion of debt	$225,232	$315,351
Issuance of debt for intangible assets	$-	$25,000
Issuance of common stock for accrued expenses	$176,000	$-

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

1.

ORGANIZATION AND BASIS OF PRESENTATION

During the periods covered by these financial statements, GTX Corp and subsidiaries (the “Company” or “GTX”) were engaged in businesses that design, develop and sell various interrelated and complementary products and services in the Personal Location Wearable Technology marketplace.  GTX owns 100% of the issued and outstanding capital stock of Global Trek Xploration (“GTX California”) and LOCiMOBILE, Inc.  Through February 2015, GTX also owned 100% of the issued and outstanding capital stock of Code Amber News Service, Inc. (“CANS”), which it dissolved in February 2015.

GTX California focuses on intellectual property, hardware, software, connectivity, design and development of Global Positioning System (“GPS”) and Bluetooth Low Energy (“BLE”) monitoring and tracking solutions by providing real-time tracking of the whereabouts of people and high valued assets. Utilizing a miniature quad band GPRS transceiver, antenna, circuitry, battery and inductive charging pad our product(s) can be customized and integrated into numerous products and form factors whose location and movement can be monitored in real time over the Internet through our 24x7 tracking portal or on a web enabled cellular telephone.  Our core products and services are supported by an IP portfolio of patents, patents pending, registered trademarks, copyrights, URLs and a library of software source code.  LOCiMOBILE, Inc., has been at the forefront of Smartphone application (“App”) development since 2008. With a suite of mobile applications that turn the iPhone, iPad, Android and other GPS enabled handsets into a tracking device which can be tracked from handset to handset or through our tracking portal or on any connected device with internet access. LOCiMOBILE has launched numerous Apps across multi mobile device operating systems and continues to launch consumer and enterprise apps. During 2014, CANS provided state Amber Alerts throughout the US and Canada via website tickers and news feeds to merchants, internet service providers, affiliate partners, corporate sponsors and local, state and federal agencies.

Basis of Presentation

The accompanying unaudited consolidated financial statements of GTX have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included.  Our operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2014, which are included in our Annual Report on Form 10-K.

The accompanying consolidated financial statements reflect the accounts of GTX Corp and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred net losses of $311,822 and $1,777,080 for the three months ended March 31, 2015 and 2014, respectively, has incurred losses since inception resulting in an accumulated deficit of $17,551,177 as of March 31, 2015, and has negative working capital of $983,568 as of March 31, 2015.   The Company anticipates further losses in the development of its business.

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

Reclassifications

For comparability, certain prior period amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2015.  These reclassifications have no impact on net loss.

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

3.

RELATED PARTY TRANSACTIONS

In order to preserve cash for other working capital needs, various officers and members of management have agreed to accrue, and defer payment of, portions of their salaries since fiscal 2011.  As of March 31, 2015 and December 31, 2014, the Company owed $333,150 and $328,050, respectively for such accrued wages.

4.

DEBT

The following table summarizes the components of our short-term borrowings:

	March 31, 2015	December 31, 2014

Atlantic Note	$-	$200,000
Q4 2014 Convertible Notes	471,000	201,000
Total short-term convertible notes	471,000	401,000
Less: Debt discount	(57,061)	(29,549)
Short-term convertible notes, net of debt discount	413,939	371,451

Short-term borrowings	$413,939	$371,451

Short-term derivative liabilities	$-	$13,490

Short-term convertible notes

Atlantic Agreement and SPA

On July 12, 2013, the Company entered into an Exclusive Manufacturing Agreement (the “Agreement”) with Atlantic Footcare, Inc., a Rhode Island corporation (“Atlantic”) whereby Atlantic would be the Company’s exclusive manufacturer of its new shoe insole to be used with our embedded GPS devices.  In conjunction with the Agreement, on July 24, 2013 (the “Closing”), we also entered into a Security Purchase Agreement (the “SPA”) with Atlantic.  Pursuant to the SPA, Atlantic has committed to purchase (A) a convertible promissory note (the “Atlantic Note”) in the original principal amount of $200,000, accruing 6% interest per annum, and maturing on November 13, 2014, and (B) a warrant to purchase shares of the Company’s common stock, par value $0.001 per share (the “Warrant”).  Atlantic had the right at any time elect to convert all of the entire outstanding principal amount of the Atlantic Note plus the accrued interest into 12% of the Company’s issued and outstanding common stock immediately following the issuance thereof, multiplied by a fraction, the numerator of which is the principal amount of the Atlantic Note then outstanding and the denominator of which is $200,000.

In accordance with the terms of the Atlantic Note, on March 3, 2015, Atlantic exercised its right to convert the Atlantic Note and Warrant into 12% of the Company’s outstanding shares of common stock as of November 13, 2014.  As a result, the Company issued 22,523,226 share of our common stock, valued at $225,232, to Atlantic as conversion of the $200,000 convertible note plus accrued interest of approximately $13,000.  The shares issued represented full satisfaction of the Atlantic Note and Warrant.

If Atlantic is unable to dispose of the shares of common stock into which the Atlantic Note and Warrant has been converted (the “Registrable Shares”) under Rule 144 as promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended Atlantic may request that the Company file a Form S-1 registration statement or Form S-3 registration statement (if applicable) with respect to one hundred percent (100%) of the Registrable Shares then outstanding, then the Company shall, as soon as practicable, and in any event within sixty (60) days after the date such request is given by Atlantic, file a registration statement under the Securities Act covering all Registrable Shares that Atlantic requested to be registered.

Convertible Notes

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

During the period ended March 31, 2015, we entered into note and share purchase agreements with 3 independent accredited investors.  As a result, we issued convertible notes with a total principal balance of $270,000 (the “Q1 2015 Convertible Notes”) and issued 2,250,000 shares of common stock (“Q1 2015 Stock”) in exchange for cash proceeds of $225,000.  The Q1 2015 Convertible Notes carry an original issue discount of 17%, mature on December 31, 2015 and are convertible into common stock of the Company at $0.015 per share, subject to adjustment and mandatory conversion.  The Q1 2015 Stock was valued at the fair market value of $22,500 and is recorded as finance costs in Additional Paid in Capital at March 31, 2015.  In addition to the Q1 2015 Convertible Notes and the Q1 2015 Stock, a total of 2,250,000 additional shares of the Company’s common stock will be issued to the investors if the Q1 2015 Convertible Notes are not repaid or converted prior to June 30, 2015.

5.

EQUITY

Common Stock

On January 7, 2015, we issued 4,000,000 shares of common stock (valued at $96,000) to an investment consulting firm for services which had been accrued as of December 31, 2014.

On February 5, 2015, we issued 875,000 shares of common stock to investors in connection with of the issuance of the Q4 2014 Convertible Notes that closed in Q1 2015.

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

On March 14, 2015, we issued 1,500,000 shares of common stock (valued at $15,000 and recorded in Additional Paid-In Capital as finance costs as of December 31, 2014) to investors in connection with the issuance of the Q4 2014 Convertible Notes that closed in Q1 2015.

The Company issued the following shares of common stock during the three months ended March 31, 2015:

	Value of Shares	Number of Shares
Shares issued for services rendered	$124,500	14,825,000
Shares issued for accrued expenses	176,000	9,000,000
Shares issued for conversion of debt	225,232	22,523,226
Total shares issued	$525,732	46,348,226

Shares issued for services rendered were to various members of management, the Board of Directors, employees and consultants and are expensed as Stock-Based Compensation in the accompanying consolidated statement of operations.  Shares issued for conversion of debt relate to conversion of the Atlantic Note discussed in Note 4.

Common Stock Warrants

Since inception, the Company has issued warrants to purchase shares of the Company’s common stock to shareholders, consultants and employees as compensation for services rendered and/or through private placements.

A summary of the Company’s warrant activity and related information is provided below:

	Exercise Price $	Number of Warrants
Outstanding and exercisable at December 31, 2014	0.02	2,000,000
Warrants exercised	-	-
Warrants granted	-	-
Warrants expired	-	-
Outstanding and exercisable at March 31, 2015	0.02	2,000,000

Stock Warrants as of March 31, 2015
Exercise	Warrants	Remaining	Warrants
Price	Outstanding	Life (Years)	Exercisable

$0.02	2,000,000	0.44	2,000,000

Common Stock Options

Under the Company’s 2008 Equity Compensation Plan (the “2008 Plan”), we are authorized to grant stock options intended to qualify as Incentive Stock Options, “ISO”, under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified options, restricted and unrestricted stock awards and stock appreciation rights to purchase up to 7,000,000 shares of common stock to our employees, officers, directors and consultants, with the exception that ISOs may only be granted to employees of the Company and its subsidiaries, as defined in the 2008 Plan.  After adjusting for expired and estimated pre-vesting forfeitures, options for approximately 2,235,000 shares were still available for grant under the 2008 Plan as of March 31, 2015.

Stock option activity under the 2008 Plan for the three months ended March 31, 2015 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Grant Date Fair Value
Outstanding at December 31, 2014	452,493	$0.08	1.09	$46,901
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options cancelled/ forfeited/ expired	-	-	-	-
Outstanding at March 31, 2015	452,493	$0.08	0.84	$46,901

Exercisable at March 31, 2015	452,493	$0.08	0.84	$46,901

The Company recognizes option expense ratably over the vesting periods.  As all outstanding options had vested as of December 31, 2012, we have recognized no compensation expense related to options granted under the 2008 Plan during the three months ended March 31, 2015 and 2014.  The Company intends to issue new shares to satisfy share option exercises.

6.

SUBSEQUENT EVENTS

Subsequent to March 31, 2015, we entered into a Note Purchase Agreement with an unaffiliated third party (the “Investor”) relating to the sale of unsecured convertible promissory notes.  The promissory notes are divided into units (“Units”), each in the principal amount of $25,000.  The promissory notes bear interest at a rate of 14% per annum, payable quarterly and a maturity date of April 14, 2017.  The unsecured convertible promissory notes are convertible into common stock of the Company at a price of $0.015 per share at any time by the holder, subject to certain conditions and restrictions set forth in the notes.  On April 14, 2015 and again on May 5, 2015, the Investor purchased a $25,000 Unit (for a total of $50,000).

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

Introduction

As used in this Quarterly Report, the terms “GTX Corp”, “GTX”, "we", "us", "our", and “the Company” mean GTX Corp and our  wholly-owned subsidiaries.

Operations

GTX Corp and its subsidiaries (currently, GTX California and LOCiMOBILE, Inc.) are engaged in businesses that design, develop and sell various interrelated and complementary products and services in the Personal Location Services marketplace.  GTX California focuses on hardware and software design and development of products and services by offering a Global Positioning System (“GPS”) and cellular location platform that enables subscribers to track in real time the whereabouts of people, pets or high valued assets through a miniaturized transceiver module, wireless connectivity gateway, middleware and viewing portal.  LOCiMOBILE, Inc. has developed and owns LOCiMobileTM, a suite of mobile tracking applications that turn the iPhone, Android, BlackBerry and other GPS enabled handsets into a tracking device which can then be tracked from handset to handset or through our Location Data Center tracking portal and which allows the user to send a map to the recipient’s phone showing the user’s location.  During 2014, we also provided state Amber Alerts throughout the US and Canada via website tickers and news feeds to merchants, internet service providers, affiliate partners, corporate sponsors and local, state and federal agencies through Code Amber News Service, Inc. (“CANS”), a wholly-owned subsidiary.  In February 2015, we dissolved CANS in order to focus primarily on our GPS monitoring products.  The following discussion regarding our results of operations for Q1 2014 includes CANS.

Overview

During Q1 GTX Corp focused on the expanding its sales channels for the GPS SmartSole® (the “SmartSole”), a product designed to monitor the location of the wearer of shoes that are outfitted with the SmartSole by increasing its international distributors to 9, who service 13 countries and adding 10 U.S. regional sales representatives along with 60 online affiliates.  We started commercial shipments of the SmartSole product in January 2015.

Results of Operations

The following discussion should be read in conjunction with our interim consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report.

Three Months Ended March 31, 2015 (“Q1 2015”) Compared to the Three Months Ended March 31, 2014 (“Q1 2014”)

		Three Months Ended March 31,
		2015			2014
		$	% of Revenues		$	% of Revenues
	$			$
Revenues		144,212	100%		20,814	100%
Cost of goods sold		102,349	71%		9,900	48%
Net profit		41,863	29%		10,914	52%

Operating expenses:
Wages and professional fees		261,530	181%		215,228	1034%
General and administrative		56,069	39%		77,522	372%
Total operating expenses		317,629	220%		292,750	1407%

Loss from operations		(275,766)	-191%		(281,836)	-1354%

Other expense, net		(36,056)	25%		(1,495,244)	-7184%
Net loss		$(311,822)	-216%		$(1,777,080)	-8538%

Revenues

Revenues during Q1 2015 increased by 593% or $123,398 in comparison to Q1 2014 primarily due to the launch and initial shipments of the Company’s lead product, the GPS SmartSoles in 2015.  Revenues from the sale of GPS SmartSoles accounted for approximately 90% of the total revenue for the Q1 2015 quarter, reflecting the Company’s strategic focus on market penetration for its GPS SmartSoles.  The balance of the revenue for the first quarter of 2015 represented sales of stand-alone units, monthly service plans and App downloads.  Since the SmartSole was still under development in Q1 2014, no SmartSole revenues were received in Q1 2014 from this product.  Substantially all of the SmartSole revenues were generated from the sale of the SmartSole product.  However, purchasers of the SmartSole tracking device are required to pay monthly subscription fees.

Cost of goods sold

Cost of goods sold increased 934% or $92,449 during Q1 2015 in comparison to Q1 2014 primarily due to manufacturing costs of the Company’s GPS SmartSoles shipped during Q1 2015.  Total gross margin decreased from 52% in Q1 2014 to 29% in Q1 2015, which reflects the short term shift toward lower margin sales of the GPS SmartSole which commenced in Q1 2015.  As the GPS SmartSoles begin to achieve monthly recurring subscription revenue, it is expected that gross margins will increase reflecting the higher margin service subscription revenue.

Wages and professional fees

Wages and professional fees during Q1 2015 increased 22% or $46,302 in comparison to Q1 2014 primarily due to the hiring of additional sales and marketing team members to support the planned growth phase of the business as the adoption of GPS SmartSoles continues in 2015, along with stock based compensation to business development and strategic consultants.  Professional fees are expected to increase as we grow our business and expand our products into the wearable technology marketplace both in the U.S. and internationally

General and administrative

General and administrative expenses during Q1 2015 decreased by 28% or $21,423 in comparison to Q1 2014 primarily due to a reduction in portal development related expenses that were incurred last year in anticipation of this year’s launch.

Other expense, net

Other expense, net decreased by $1,459,188 from Q1 2014 to Q1 2015 primarily as a result of elimination of all non-cash derivative liabilities associated with prior financings in 2013 and 2014.  As of March 31, 2015, the Company had no derivative liabilities.  Other expense, net in Q1 2015 represents primarily interest expense related to the Q4 2014 Convertible Notes entered into in Q4 2014 and Q1 2015.

Net loss

Net loss decreased by $1,465,258 from Q1 2014 to Q1 2015 primarily as a result of the reduction of non-cash derivative liabilities associated with prior financings in 2013 and 2014.  As of March 31, 2015, the Company had no derivative liabilities.  Net loss also decreased as a result of the revenues and associated gross margin generated by the sale of GPS SmartSoles.

Liquidity and Capital Resources

As of March 31, 2015, we had $27,832 of cash and cash equivalents, and a working capital deficit of $983,568, compared to $12,168 of cash and cash equivalents and a working capital deficit of $1,196,149 as of December 31, 2014.  A large part of our negative working capital position at March 31, 2015 consisted of $333,150 of amounts due to officers and management of the Company for accrued wages and $471,000 related to the principal balance of unsecured convertible promissory notes.  As further described below, since March 31, 2015, we have received a total of $50,000 from the sale of unsecured convertible promissory notes.

During the three months ended March 31, 2015, our net loss was $311,822, compared to a net loss of $1,777,080 for the three months ended March 31, 2014.  Net cash used in operating activities for Q1 2015 and Q1 2014 was $207,251 and $134,286, respectively.  Net cash used in operations was higher in Q1 2015 as compared to Q1 2014 because of non-cash expenses relating to stock issued for services.

Net cash provided by financing activities during Q1 2015 was $225,000 and consisted primarily of proceeds totaling $225,000 received from advances under various convertible note payable agreements.   Net cash provided by financing activities during Q1 2014 was $172,500 and consists of proceeds totaling $175,000 received from advances under a convertible note payable agreement, as well as, a payment of $2,500 on a short-term loan received from a Board Member.

Because revenues from our operations have, to date, been insufficient to fund our working capital needs, we currently rely on the cash we receive from our financing activities to fund our capital expenditures and to support our working capital requirements.  In July 2013, we entered into an exclusive three-year contract with Atlantic Footcare, Inc. (“Atlantic”), to develop and launch the GPS SmartSole® (the “SmartSole”).   Atlantic is the Company’s exclusive manufacturer of the new shoe insole to be used with our embedded GPS devices. In 2014 we entered into various test pilot programs with third parties for the GPS SmartSole product, both in the U.S. and internationally. In late Q4 2014, we entered the volume production cycle for the SmartSoles and began commercial shipments in January 2015.  The sale of the SmartSole product, and the recurring revenues that we will receive from users, is expected to enhance our liquidity in 2015, although the amount of revenues we receive in 2015 still cannot be estimated.

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

In the first quarter of 2015, we entered into additional Q1 2015 Convertible Notes with 3 independent accredited investors.  As a result, we issued convertible notes with a total principal balance of $270,000 and granted 2,250,000 shares of common stock in exchange for cash proceeds of $225,000.  The stock was valued at the fair market value of $22,500 and is recorded as finance costs in Additional Paid in Capital.  In addition, as per the terms of the Q4 2014 Convertible Notes, a total of 2,250,000 additional shares of the Company’s common stock will be issued to the investors if the Q4 2014 Convertible Notes are not repaid or converted prior to June 30, 2015.

Subsequent to March 31, 2015, we entered into a Note Purchase Agreement with an unaffiliated third party (the “Investor”) relating to the sale of unsecured convertible promissory notes.  The promissory notes are divided into units (“Units”), each in the principal amount of $25,000.  The promissory notes bear interest at a rate of 14% per annum, payable quarterly and a maturity date of April 14, 2017.  The unsecured convertible promissory notes are convertible into common stock of the Company at a price of $0.015 per share at any time by the holder, subject to certain conditions and restrictions set forth in the notes.  On April 14, 2015 and again on May 5, 2015, the Investor purchased a $25,000 Unit (for a total of $50,000).  The Investor desires to become a reseller of our GPS SmartSole product.  We are currently in negotiations with the Investor regarding the terms of such a reseller agreement.  If we enter into a reseller agreement by the end of May 2015, the Investor is required to purchase an additional three (3) Units (the “Mandatory Purchase”).  In the event the Investor and the Company complete the Mandatory Purchase, the Investor will have the right, but not the obligation, to purchase an additional five (5) Units totaling $125,000 on or before August 15, 2015, at which time such right shall expire.

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

Since inception in 2002, we have generated significant losses (as of March 31, 2015, we had an accumulated deficit of approximately $17,551,177, and we currently expect to incur continued losses until our revenue initiatives collectively generate substantial revenues. Please see the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2014 for more information regarding risks associated with our business.

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

Critical Accounting Policies and Estimates

There are no material changes to the critical accounting policies and estimates described in the section entitled “Critical Accounting Policies and Estimates” under Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 7, 2015, we issued 4,000,000 shares of common stock (valued at $96,000) to an investment consulting firm for services which had been accrued as of December 31, 2014.

On February 5, 2015, we issued 875,000 shares of common stock to investors in connection with of the issuance of the Q4 2014 Convertible Notes that closed in Q1 2015.

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

On March 14, 2015, we issued 1,500,000 shares of common stock (valued at $15,000 and recorded in Additional Paid-In Capital as finance costs as of December 31, 2014) to investors in connection with the issuance of the Q4 2014 Convertible Notes that closed in Q1 2015.

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

GTX CORP

Date: May 15, 2015 By:	/s/ ALEX MCKEA Alex McKean, Interim Chief Financial Officer (Principal Financial Officer)

Date: May 15, 2015 By:	/s/ PATRICK BERTAGNA Patrick Bertagna, Chief Executive Officer