Form 10-Q
period 2015-06-30
GTX CORP
filed 2015-08-14
CIK 1375793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2015

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

Yes      .  No  X .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 319,356,281 common shares issued and outstanding as of August 14, 2015.

GTX CORP AND SUBSIDIARIES

For the quarter ended June 30, 2015

FORM 10-Q

PART I

ITEM 1.  FINANCIAL STATEMENTS

GTX CORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$59,246	$12,168
Accounts receivable, net	29,087	31,134
Inventory	124,850	100,366
Other current assets	31,079	15,559
Total current assets	244,262	159,227
Property and equipment, net	6,202	3,120
Intangible assets	127,121	121,602
Total assets	$377,585	$283,949

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$436,377	$564,821
Accrued expenses - related parties	333,150	328,050
Deferred revenues	19,110	77,564
Short-term debt – convertible promissory notes payable	200,000	-
Convertible promissory note, net of discount	433,971	371,451
Derivative liabilities	-	13,490
Total current liabilities	1,422,608	1,355,376
Total liabilities	1,422,608	1,355,376

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 2,071,000,000 shares authorized; 319,356,281 and 264,620,555 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	319,355	264,620
Additional paid-in capital	16,498,239	15,903,308
Accumulated deficit	(17,862,617)	(17,239,355)

Total stockholders’ deficit	(1,045,023)	(1,071,427)

Total liabilities and stockholders’ deficit	$377,585	$283,949

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues	$127,874	$34,091	$272,086	$54,905

Cost of goods sold	93,849	15,987	196,198	25,887

Gross margin	34,025	18,104	75,888	29,018

Operating expenses
Wages and professional fees	248,106	199,668	509,636	415,404
General and administrative	77,311	61,162	133,410	138,177

Total operating expenses	325,417	260,830	643,046	553,581

Loss from operations	(291,392)	(242,726)	(567,158)	(524,563)

Other income/(expenses)
Loss on extinguishment of debt	-	(68,864)	(32,058)	(238,327)
Derivative income (expense), net	-	867,419	13,490	(449,033)
Interest expense	(20,048)	(6,050)	(37,536)	(15,378)

Total other income/(expenses)	(20,048)	792,505	(56,104)	(702,738)

Net (loss)/income	$(311,440)	$549,779	$(623,262)	$(1,227,301)

Weighted average number of common shares outstanding - basic and diluted	313,601,661	154,355,189	298,157,608	149,651,821

Net (loss) income per common share - basic and diluted	$(0.00)	$0.00	$(0.00)	$(0.01)

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(623,262)	$(1,227,301)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,731	6,398
Stock-based compensation	195,000	91,231
Loss on extinguishment of debt	32,058	238,327
Derivative (income) expense, net	(13,490)	449,033
Amortization of debt discount	37,520	-
Changes in operating assets and liabilities:
Accounts receivable	2,047	(10,920)
Inventory	(24,484)	(583)
Other current and non-current assets	(21,039)	(18,692)
Accounts payable and accrued expenses	94,164	172,852
Accrued expenses - related parties	5,100	10,650
Deferred revenues	(58,454)	10,742

Net cash used in operating activities	(373,109)	(278,263)

Cash flows from investing activities
Purchase of property and equipment	(4,813)	(1,445)

Net cash used in investing activities	(4,813)	(1,445)

Cash flows from financing activities
Proceeds from convertible promissory notes	425,000	243,750
Proceeds from short-term debt - related party	-	-
Payments on short-term debt - related party	-	(4,000)

Net cash provided by financing activities	425,000	239,750

Net change in cash and cash equivalents	47,078	(39,958)

Cash and cash equivalents, beginning of period	12,168	64,754

Cash and cash equivalents, end of period	$59,246	$24,796

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

Supplementary disclosure of noncash financing activities:
Issuance of common stock for other current asset	$-	$750
Issuance of common stock for conversion of debt	$225,232	$484,279
Issuance of debt for intangible assets	$-	$43,750
Issuance of common stock for accrued expenses	$229,438	$51,272

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

1.

ORGANIZATION AND BASIS OF PRESENTATION

During the periods covered by these financial statements, GTX Corp and subsidiaries (collectively, the “Company,” “GTX,” or we) owns and operates two subsidiaries engaged in the embedded connectivity (IoT), wireless and wearable technology industries which designs, manufactures and sells various interrelated and complementary products and services in the Personal Location Wearable Technology marketplace.

GTX owns 100% of the issued and outstanding capital stock of Global Trek Xploration (“GTX California”) and LOCiMOBILE, Inc. And through February 2015, GTX also owned 100% of the issued and outstanding capital stock of Code Amber News Service, Inc. (“CANS”), which it dissolved in February 2015 in order to focus on its core tracking and monitoring business units and the launch by GTX California of the SmartSoles product.

In 2014 the Company made a fundamental shift from being a licensing Company to a branded manufacturer of a family of technologies and in December of 2014 launched its new suite of 3 distinct and related products - Embedded, Stand Alone Devices and Digital tracking and monitoring solutions. The flagship SmartSole line falls under the embedded category, the Take–Along Tracker under the Stand Alone category, and the TMWF Apple and Android App under the Digital category.  All 3 product lines are supported by the GTX IoT platform and are marketed to different audiences, ranging from caregivers for those afflicted with memory disorders, to valuable assets such as drones, to employers wanting to keep track of their sales force or delivery personnel.

GTX California focuses on intellectual property, hardware, software, connectivity, design and development of Cellular, Global Positioning System (“GPS”) and Bluetooth Low Energy (“BLE”) monitoring and tracking solutions by providing real-time tracking of the whereabouts of people and high valued assets. Utilizing a miniature quad band GPRS transceiver, antenna, circuitry, battery and inductive charging pad our technology can be customized, configured and integrated into numerous products and form factors whose location and movement can be monitored in real time over the Internet through our 24x7 tracking portal or on a web enabled cellular telephone.  Our core products and services are supported by an IP portfolio of patents, patents pending, registered trademarks, copyrights, URLs and a library of software source code.  LOCiMOBILE, Inc., has been at the forefront of Smartphone application (“App”) development since 2009. With a suite of mobile applications that turn the iPhone, iPad, Android and other GPS enabled handsets into a tracking device which can be tracked from handset to handset or through our tracking portal or on any connected device with internet access.

Basis of Presentation

The accompanying unaudited consolidated financial statements of GTX have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included.  Our operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2014, which are included in our Annual Report on Form 10-K.

The accompanying consolidated financial statements reflect the accounts of GTX Corp and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Going Concern

The unaudited consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred net losses of $623,262 and $1,227,301 for the six months ended June 30, 2015 and 2014, respectively, has incurred losses since inception resulting in an accumulated deficit of $17,862,617 as of June 30, 2015, and has negative working capital of $1,178,346 as of June 30, 2015.   The Company anticipates further losses in the development of its business.

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

Fair Value Estimates

Pursuant to the Accounting Standards Codification (“ASC”) No. 820, “ Disclosures About Fair Value of Financial Instruments ”, the Company records its financial assets and liabilities at fair value.  ASC No. 820 provides a framework for measuring fair value, clarifies the definition of fair value and expands disclosures regarding fair value measurements.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date.  ASC No. 820 establishes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 -

Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 -

Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the asset/liability’s anticipated life.

Level 3 -

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

3.

RELATED PARTY TRANSACTIONS

In order to preserve cash for other working capital needs, various officers and members of management have agreed to accrue, and defer payment of, portions of their salaries since fiscal 2011.  As of June 30, 2015 and December 31, 2014, the Company owed $333,150 and $328,050, respectively for such accrued wages.

4.

DEBT

The following table summarizes the components of our short-term borrowings:

	June 30, 2015	December 31, 2014

Atlantic Note	$-	$200,000
Q4 2014 Convertible Notes	471,000	201,000
Q2 2015 Convertible Notes	200,000	-
Total short-term convertible notes	671,000	401,000
Less: Debt discount	(37,029)	(29,549)
Short-term convertible notes, net of debt discount	633,971	371,451

Short-term borrowings	$633,971	$371,451

Short-term derivative liabilities	$-	$13,490

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

On March 3, 2015, Atlantic converted the Atlantic Note and Warrant into 12% of the Company’s outstanding shares of common stock, effective as of November 13, 2014.  As a result, the Company issued 22,523,226 share of our common stock, valued at $225,232, to Atlantic as conversion of the $200,000 convertible note plus accrued interest of approximately $13,000.  The shares issued represented full satisfaction of the Atlantic Note and Warrant.

If Atlantic is unable to dispose of the shares of common stock into which the Atlantic Note and Warrant has been converted (the “Registrable Shares”) under Rule 144 as promulgated by the SEC under the Securities Act of 1933, as amended Atlantic may request that the Company file a Form S-1 registration statement or Form S-3 registration statement (if applicable) with respect to one hundred percent (100%) of the Registrable Shares then outstanding, then the Company shall, as soon as practicable, and in any event within sixty (60) days after the date such request is given by Atlantic, file a registration statement under the Securities Act covering all Registrable Shares that Atlantic requested to be registered.

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

During the period ended March 31, 2015, we entered into note and share purchase agreements with 3 independent accredited investors.  As a result, we issued convertible notes with a total principal balance of $270,000 (the “Q1 2015 Convertible Notes”) and issued 2,250,000 shares of common stock (“Q1 2015 Stock”) in exchange for cash proceeds of $225,000.  The Q1 2015 Convertible Notes carry an original issue discount of 17%, mature on December 31, 2015 and are convertible into common stock of the Company at $0.015 per share, subject to adjustment and mandatory conversion.  The Q1 2015 Stock was valued at the fair market value of $22,500 and is recorded as finance costs in Additional Paid in Capital at June 30, 2015.  In addition to the Q1 2015 Convertible Notes and the Q1 2015 Stock, a total of 2,250,000 additional shares of the Company’s common stock will be issued to the investors if the Q1 2015 Convertible Notes are not repaid or converted prior to June 30, 2015.

On April 14, 2015, we entered into a Note Purchase Agreement with an unaffiliated third party (the “Investor”) relating to the sale of unsecured convertible promissory notes.  The promissory notes are divided into units (“Units”), each in the principal amount of $25,000.  The promissory notes bear interest at a rate of 14% per annum, payable quarterly and a maturity date of April 14, 2017.  The unsecured convertible promissory notes are convertible into common stock of the Company at a price of $0.015 per share at any time by the holder, subject to certain conditions and restrictions set forth in the notes.  On April 14, 2015 and again on May 5, 2015, the Investor purchased a $25,000 Unit (for a total of $50,000) and on May 17, 2015, June 7, 2015 and June 29, 2015, the Investor purchased 3 $50,000 Units (for a total of $150,000) totaling $200,000 as of June 30, 2015.

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

On April 10, 2015, we issued 125,000 shares of common stock to a investor in connection with of the issuance of the Q1 2015 Convertible Notes that closed in Q1 2015.

On June 3, 2015, we issued a total of 1,600,000 shares of common stock (valued at $24,000) to four consultants for services rendered.

On June 3, 2015, we issued 100,000 shares of common stock (valued at $1,500) to an employee for an employment bonus.

On June 3, 2015, we issued 3,062,500 shares of common stock (valued at $45,938) to 3 employees for accrued salaries.

On June 3, 2015, we issued 3,000,000 shares of common stock (valued at $45,000) to 4 brand ambassadors.

On June 3, 2015, we issued 500,000 shares of common stock (valued at $7,500) related to software development costs.

The Company issued the following shares of common stock during the six months ended June 30, 2015:

	Value of Shares	Number of Shares
Shares issued for services rendered	$195,000	19,650,000
Shares issued for accrued expenses	229,438	12,562,500
Shares issued for conversion of debt	225,232	22,523,226
Total shares issued	$649,670	54,735,726

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

A summary of the Company’s warrant activity and related information is provided below:

	Exercise Price $	Number of Warrants
Outstanding and exercisable at December 31, 2014	0.02	2,000,000
Warrants exercised	-	-
Warrants granted	-	-
Warrants expired	-	-
Outstanding and exercisable at June 30, 2015	0.02	2,000,000

Stock Warrants as of June 30, 2015
Exercise	Warrants	Remaining	Warrants
Price	Outstanding	Life (Years)	Exercisable

$0.02	2,000,000	0.19	2,000,000

Common Stock Options

Under the Company’s 2008 Equity Compensation Plan (the “2008 Plan”), we are authorized to grant stock options intended to qualify as Incentive Stock Options, “ISO”, under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified options, restricted and unrestricted stock awards and stock appreciation rights to purchase up to 7,000,000 shares of common stock to our employees, officers, directors and consultants, with the exception that ISOs may only be granted to employees of the Company and its subsidiaries, as defined in the 2008 Plan.  After adjusting for expired and estimated pre-vesting forfeitures, options for approximately 2,235,000 shares were still available for grant under the 2008 Plan as of June 30, 2015.

Stock option activity under the 2008 Plan for the six months ended June 30, 2015 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Grant Date Fair Value
Outstanding at December 31, 2014	452,493	$0.08	1.09	$46,901
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options cancelled/ forfeited/ expired	-	-	-	-
Outstanding at June 30, 2015	452,493	$0.08	0.84	$46,901

Exercisable at June 30, 2015	452,493	$0.08	0.84	$46,901

The Company recognizes option expense ratably over the vesting periods.  As all outstanding options had vested as of December 31, 2012, we have recognized no compensation expense related to options granted under the 2008 Plan during the three and six months ended June 30, 2015 and 2014.  The Company intends to issue new shares to satisfy share option exercises.

6.

SUBSEQUENT EVENTS

Subsequent to June 30, 2015, we entered into a Note Purchase Agreement with an unaffiliated third party (the “Investor”) relating to the sale of unsecured convertible promissory notes.  The promissory notes are divided into units (“Units”), each in the principal amount of $25,000.  The promissory notes carry a 20% OID, with a maturity date of March 14, 2016.  The unsecured convertible promissory notes are convertible into common stock of the Company at a price of $0.015 per share at any time by the holder, subject to certain conditions and restrictions set forth in the notes.  On August 4, 2015, the Investor purchased a $25,000 Unit.

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

Introduction

As used in this Quarterly Report, the terms “GTX Corp”, “GTX”, "we", "us", "our", and “the Company” mean GTX Corp and our wholly-owned subsidiaries.

Operations

GTX Corp and its subsidiaries (currently, GTX California and LOCiMOBILE, Inc.) are engaged in the design, development, manufacturing, distribution and sales of three (3) related products and services in the GPS wearable technology personal location and wandering assistive technology business. Through a robust global enterprise embedded connectivity (IoT) monitoring platform and licensing subscription business model, the Company offers a complete end to end solution of hardware, middleware, apps, connectivity, and professional services, letting you know where or how someone or something is at the touch of a button, delivering safety, security and peace of mind in real-time.

Since the start of 2015 the Company has focused on building channels of distribution for its 3 product lines – Embedded, Stand-Alone devices and Digital which all funnel into the GTX Corp IoT monitoring platform. Each product line is sold both direct to consumer (B2C) and business to business (B2B) through a global network of resellers, affiliates, distributors, nonprofit organizations, government agencies, manufacturers reps and retailers. The Company has been ramping up its product distribution and sales channels and, as of June 30, 2015, the Company had live units in the field and / or paying subscribers in over 20 countries, had 10 regional sales reps in the US, 3 retired professional athlete brand ambassadors, over 150 online affiliates, products being sold in 2 retail stores, 13 international distributors, and a joint venture distribution agreement in Ireland. Also we were issued a vendor number for reimbursement in 2 U.S. states, and have applied for other  State and Federal reimbursement codes , grants and private insurance reinbursement, which if granted is expected to increase the potential market for users of our SmartSole product line.

All 3 product lines are sold with a monthly, quarterly or annual subscription service plan ranging from $5 to $49 per month and with one product line nearing 500 subscribers and the other 2 approaching 1,500 subscribers.

Overview

During Q2 the Company focused on expanding its GPS SmartSole® sales channels and on the development of its next generation monitoring platform and hardware which its hopes to release by the end of 2015.  The GPS SmartSole® is a product designed to monitor the location of people afflicted with cognitive memory disorders who have a tendency to wander. The next Gen SmartSole will be smaller, have more features such as a motion sensor, a longer battery life, 2G, 3G and LTE compatible and an expected 20% reduction in cost.

On the international front we saw an increase of 33% in distributors and a 31% increase in the number of countries serviced (Australia, Canada, Denmark, Ecuador, Finland, Germany, Italy, Malaysia, Mexico, Netherlands, New Zealand, Nigeria, Norway, Panama, Singapore, Sweden, and Switzerland).  We started commercial shipments of the SmartSole product in January 2015.  The number of subscribers for the SmartSole product increased by 72% in the second quarter of 2015 compared to the first quarter, and recurring revenues per subscriber (RPS) increased by 136% during that same period.

Results of Operations

The following discussion should be read in conjunction with our interim consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report.

Three Months Ended June 30, 2015 (“Q2 2015”) Compared to the Three Months Ended June 30, 2014 (“Q2 2014”)

		Three Months Ended June 30,
		2015			2014
		$	% of Revenues		$	% of Revenues
	$			$
Revenues		127,874	100%		34,091	100%
Cost of goods sold		93,849	73%		15,987	47%
Net profit		34,025	27%		18,104	53%

Operating expenses:
Wages and professional fees		248,106	194%		199,668	586%
General and administrative		77,311	60%		61,162	179%
Total operating expenses		325,417	254%		260,830	765%

Loss from operations		(291,392)	-228%		(242,726)	-712%

Other income/expense, net		(20,048)	-16%		792,505	2,325%
Net loss		$(311,440)	-244%		$549,779	1,613%

Revenues

Revenues during Q2 2015 increased by 275% or $93,783 in comparison to Q2 2014 primarily due to the launch and initial shipments of the Company’s lead product, the GPS SmartSoles in 2015 and the increase in revenues per subscriber (RPS).  Revenues from the sale of GPS SmartSoles accounted for approximately 70% of the total revenue for the Q2 2015 quarter, reflecting the Company’s strategic focus on market penetration for its GPS SmartSoles (a 71.9% increase in subscribers and a 136% increase in recurring revenue form Q1 to Q2). This is predominately due to the increase in direct to consumer subscriptions, our strategic alliance with LifeButton 24, a provider of life safety, dispatch and monitoring services, and our increase in international sales.

The balance of the non-recurring revenues for the second quarter of 2015 represented sales of stand-alone units (Take Along Tracker) and consumer App downloads.  The Take Along Trackers have been mostly sold for use in tracking drones.

Cost of goods sold

Cost of goods sold increased 487% or $77,862 during Q2 2015 in comparison to Q2 2014 primarily due to manufacturing costs of the Company’s GPS SmartSoles which were shipped during Q2 2015.  Total gross margin decreased from 53% in Q2 2014 to 27% in Q2 2015, which reflects the lower margins realized from the sale of the GPS SmartSole product due to the cost of sales, customer acquisition, sales and affiliate commissions, etc.  Our gross margins on the sales of the physical product, depending on various factors, are low (currently in the 10% to 30% range) per order to get product to the subscribers and to thereby build the monthly recurring subscription revenues.  Subscription revenues, which are expected to eventually represent a large portion of our future revenues, provide much higher gross margins. We expect that overall gross margins will increase as the higher margin service subscription revenues scale and as we begin to ship the next generation (Gen 2) SmartSoles towards the end of the year.

Wages and professional fees

Wages and professional fees during Q2 2015 increased 24% or $48,438 in comparison to Q2 2014 primarily due to the hiring of additional sales and marketing team members to support the planned growth phase of the business as the adoption of GPS SmartSoles continues in 2015, along with stock based compensation to business development and strategic consultants.  Professional fees are expected to increase as we grow our business and expand our products into the wearable technology marketplace both in the U.S. and internationally

General and administrative

 General and administrative expenses during Q2 2015 increased by 26% or $16,149 in comparison to Q2 2014 primarily due to increase in costs related to expenses that were incurred in this year’s launch of the SmartSole.

Other income/expense, net

Other expense, net, decreased by $812,553, or 103%, from Q2 2014 to Q2 2015 primarily as a result of the accounting treatment in Q2 2014 for the bifurcation of the derivative liabilities embedded in our long-term and short-term convertible notes.  The accounting entry in Q2 2014 resulted in net derivative, non-cash income of $867,419 that was recognized in the Q2 2014 period.  As of June 30, 2015, the Company had no derivative liabilities.  Other expense, net, in Q2 2015 represents primarily interest expense related to the Q4 2014 Convertible Notes entered into in Q4 2014 and Q2 2015.

Net loss

Net loss increased by $861,219 or 157% from Q2 2014 to Q2 2015 primarily as a result the net income in Q2 2014 that was solely due to $867,419 of non-cash income in Q2 2014 resulting from the accounting treatment of the Company’s derivative liabilities.  Excluding the $867,419 of derivative income, the Company would have had a net loss of $317,640 in Q2 2014 as compared to a $311,440 net loss in Q2 2015, that would have translated into a decrease in net loss of $6,200 or 2%. As of June 30, 2015, the Company has no more derivative liabilities.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

		Six Months Ended June 30,
		2015			2014
		$	% of Revenues		$	% of Revenues
	$			$
Revenues		272,086	100%		54,905	100%
Cost of goods sold		196,198	72%		25,887	47%
Net profit		75,888	28%		29,018	53%

Operating expenses:
Wages and professional fees		509,636	187%		415,404	757%
General and administrative		133,410	49%		138,177	252%
Total operating expenses		643,046	236%		553,581	1008%

Loss from operations		(567,158)	-208%		(524,563)	-955%

Other expense, net		(56,104)	-21%		(702,738)	-1,280%
Net loss		$(623,262)	-229%		$(1,227,301)	-2,235%

Revenues

Revenues during six month period of 2015 increased by 396% or $217,181 in comparison to the same period in 2014 primarily due to the launch and initial shipments of the Company’s lead product, the GPS SmartSoles in 2015.  Revenues from the sale of GPS SmartSoles accounted for approximately 90% of the total revenue for the 2015 period, reflecting the Company’s strategic focus on market penetration for its GPS SmartSoles.  The balance of the revenue for the six month period of 2015 represented sales of stand-alone units, monthly service plans and App downloads.  Since the SmartSole was still under development in 2014, no SmartSole revenues were received in from this product during the first six months of 2014.  Substantially all of the SmartSole revenues were generated from the sale of the SmartSole product.  However, purchasers of the SmartSole tracking device are required to pay monthly subscription fees, and we anticipate that monthly subscription revenues will, in the future, exceed revenues from the sale of the SmartSole product.

Cost of goods sold

Cost of goods sold increased 658% or $170,311 during the first six months of 2015 in comparison to the same six month period in 2014 primarily due to manufacturing costs of the Company’s GPS SmartSoles that were shipped during the 2015 period.  No SmartSole sales were made in the first six months of 2014.  Total gross margin decreased from 53% in the 2014 period to 28% in 2015, which reflects the lower margins realized from the sale of the GPS SmartSole due to cost of sales, customer acquisition, sales and affiliate commissions, etc. We expect that overall gross margins will increase as the higher margin service subscription revenues scale and as we begin to ship the next generation (Gen 2) SmartSoles towards the end of the year.

Wages and professional fees

Wages and professional fees during the first six months of 2015 increased 23% or $94,232 in comparison to the 2014 period primarily due to the hiring of additional sales and marketing personnel to support the planned growth phase of the business as the adoption of GPS SmartSoles continues in 2015, along with stock based compensation to business development and strategic consultants.  Professional fees are expected to increase as we grow our business and expand our products into the wearable technology marketplace both in the U.S. and internationally.

General and administrative

General and administrative expenses during the first six months of 2015 decreased 3% or $4,767 in comparison to the 2014 period despite the increase in sales and other activities.  However, such expenses may increase in the future if our operations increase in accordance with our business plan.

Other expense, net

Other expense, net decreased by $646,634, or 92%, from the first six months of 2014 to 2015 primarily as a result of elimination of all non-cash derivative liabilities associated with prior financings in 2013 and 2014.  As of June 30, 2015, the Company had no derivative liabilities.  Other expense, net in 2015 represents primarily interest expense related to the convertible notes issued late in 2014 and early 2015.

Net loss

Net loss for the respective six month periods decreased from 2014 to 2015 by $604,039, or 49%, primarily as a result of the reduction of non-cash derivative liabilities associated with prior financings.  As of June 30, 2015, the Company had no derivative liabilities.  Net loss also decreased as a result of the revenues and associated gross margin generated by the sale of GPS SmartSoles.

Liquidity and Capital Resources

As of June 30, 2015, we had $59,246 of cash and cash equivalents, and a working capital deficit of $1,178,346, compared to $12,168 of cash and cash equivalents and a working capital deficit of $1,196,149 as of December 31, 2014.  A large part of our negative working capital position at June 30, 2015 consisted of (i) $333,150 of amounts due to officers and management of the Company for accrued wages and (ii) $671,000 of unsecured convertible promissory notes principle that will mature within a year.  As further described below, since June 30, 2015, we have received a total of $25,000 from the sale of unsecured convertible promissory notes.

During the six months ended June 30, 2015, our net loss was $623,262, compared to a net loss of $1,227,301 for the six months ended June 30, 2014.  Net cash used in operating activities for the six month periods ended June 30, 2015 and 2014  was $373,109 and $278,263, respectively.  Net cash used in operations in the first six months of 2015 was less than the net loss during that period because of non-cash expenses, including stock based compensation and a loss on the extinguishment of debt.

Net cash provided by financing activities during Q2 2015 was $425,000 and consisted primarily of proceeds totaling $425,000 received from advances under various convertible note payable agreements.   Net cash provided by financing activities during the six month period in 2014 was $239,750 and consists of proceeds totaling $243,750 received from advances under a convertible note payable agreement, as well as, a payment of $4,000 on a short-term loan received from a Board Member.

Because revenues from our operations have, to date, been insufficient to fund our working capital needs, we currently rely on the cash we receive from our financing activities to fund our capital expenditures and to support our working capital requirements.  In 2014 we entered into various test pilot programs with third parties for the GPS SmartSole product, both in the U.S. and internationally. In late Q4 2014, we entered commercial production for the SmartSoles and began commercial shipments in January 2015.  The sale of the SmartSole product, and the recurring revenues that we will receive from users, is expected to enhance our liquidity in 2015, although the amount of revenues we receive in 2015 still cannot be estimated because of the limited sales history of this product to date.  We have estimated that the stabilized, average amount of revenues that we may derive from each SmartSole used on a regular monthly basis (after marketing and other placement costs) will be approximately $20 per subscriber.  Since we estimate that we need approximately $100,000 of cash flow to support our current level of operations, we believe that we may become cash flow self sufficient with 5,000 monthly subscribers for our SmartSole product. As of August 14, 2015, we had sold approximately 1,100 SmartSole products, most of which we anticipate will become regular monthly subscribers.  Based on the distribution network we are trying to implement and our other sales initiatives, it is possible that we could sell 3,000 SmartSole products by the end of 2015.

Until such time as the SmartSoles can support most of our working capital requirement, we expect to continue to generate revenues from our other product lines, Track My Work Force subscriptions, international distributors, hardware sales, professional services and new customers in the pipeline.  However, the amount of such revenues is unknown and is not expected to be sufficient to fund our working capital needs.  For our annual internal budgeting purposes, we have assumed that such revenues will not be sufficient to fund all of our planned operating and other expenditures, including during the second half of 2015 when revenues from our SmartSole product are projected to increase.  In addition, our actual cash expenditures may exceed our planned expenditures, particularly since we are investing in the development of an improved version of our Smartsole product and our other existing products and technologies.  Accordingly, we anticipate that we will have to continue to raise additional capital in order to fund our operations in 2015.

In order to continue funding our working capital needs and our product development costs, during the fourth quarter of 2014 we entered into 10 separate note and share purchase agreements with 10 independent accredited investors.  As a result, we have issued ten convertible notes with a total principal balance of $201,000 (the “Q4 2014 Convertible Notes”) and granted 1,675,000 shares of common stock (“Q4 2014 Stock”) of which 250,000 remained to be issued at December 31, 2014.  In exchange for the Q4 2014 Convertible Notes and Q4 2014 Stock, we received cash proceeds of $167,500.  The Q4 2014 Convertible Notes carry an original issue discount of 17%, mature on December 31, 2015 and are convertible into common stock of the Company at $0.015 per share, subject to adjustment and mandatory conversion.  The Q4 2014 Stock was valued at the fair market value of $16,750 and is recorded as finance costs in Additional Paid in Capital at December 31, 2014.  In addition to the Q4 2014 Convertible Notes and the Q4 2014 Stock, a total of 1,675,000 additional shares of the Company’s common stock will be issued to the investors if the Q4 2014 Convertible Notes are not repaid or converted prior to June 30, 2015.  As of August 14, 2015 none of the Note Holders have converted.

In the first quarter of 2015, we entered into additional Q1 2015 Convertible Notes with 3 independent accredited investors.  As a result, we issued convertible notes with a total principal balance of $270,000 and granted 2,250,000 shares of common stock in exchange for cash proceeds of $225,000.  The stock was valued at the fair market value of $22,500 and is recorded as finance costs in Additional Paid in Capital.  In addition, as per the terms of the Q4 2014 Convertible Notes, a total of 2,250,000 additional shares of the Company’s common stock will be issued to the investors if the Q4 2014 Convertible Notes are not repaid or converted prior to June 30, 2015.  As of August 14, 2015 none of the Note Holders have converted.

In April, 2015, we entered into a Note Purchase Agreement with an unaffiliated third party (the “Investor”) relating to the sale of unsecured convertible promissory notes.  The promissory notes are divided into units (“Units”), each in the principal amount of $25,000.  The promissory notes bear interest at a rate of 14% per annum, payable quarterly and a maturity date of April 14, 2017.  The unsecured convertible promissory notes are convertible into common stock of the Company at a price of $0.015 per share at any time by the holder, subject to certain conditions and restrictions set forth in the notes.  On April 14, 2015 and again on May 5, 2015, the Investor purchased a $25,000 Unit (for a total of $50,000) and on May 17, 2015, June 7, 2015 and June 29, 2015, the Investor purchased 3 $50,000 Units (for a total of $150,000) totaling $200,000 as of June 30, 2015.  The Investor desires to become a reseller of our GPS SmartSole product.  We are currently in negotiations with the Investor regarding the terms of such a reseller agreement.  In the event the Investor purchases a total of $200,000 under the terms of the Note Purchase Agreement, the Investor will have the right, but not the obligation, to purchase an additional two (2) Units totaling $50,000 on or before August 15, 2015, at which time such right shall expire.

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

In addition to continuing to incur normal operating expenses, we intend to continue our R&D efforts for our various technologies and products, including hardware, software, interface customization, monitoring and e commerce platform. We also expect to further develop our sales, marketing and manufacturing programs associated with the marketing, sales and distribution of our family of products and services. We currently do not have sufficient capital on hand to fully fund all of our proposed R&D and marketing activities, which may negatively affect our future revenues.

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

Since inception in 2002, we have generated significant losses (as of June 30, 2015, we had an accumulated deficit of approximately $17,862,617), and we currently expect to incur continued losses until our revenue initiatives collectively generate substantial revenues. Please see the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2014 for more information regarding risks associated with our business.

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

None.

ITEM 1A. RISK FACTORS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 10, 2015, we issued 125,000 shares of common stock to a investor in connection with of the issuance of the Q1 2015 Convertible Notes that closed in Q1 2015.

On June 3, 2015, we issued a total of 1,600,000 shares of common stock (valued at $24,000) to four consultants for services rendered.

On June 3, 2015, we issued 100,000 shares of common stock (valued at $1,500) to an employee for an employment bonus.

On June 3, 2015, we issued 3,062,500 shares of common stock (valued at $45,938) to 3 employees for accrued salaries.

On June 3, 2015, we issued 3,000,000 shares of common stock (valued at $45,000) to 4 brand ambassadors.

On June 3, 2015, we issued 500,000 shares of common stock (valued at $7,500) related to software development costs.

The issuance of the above shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On June 30, 2015, the Company received the written resignation of Patrick Aroff informing the Company that he has resigned as a director of the Company, effective immediately.  In his resignation notice, Mr. Aroff did not indicate that his resignation was the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On June 30, 2015, the Company accepted the resignation of Christopher Walsh as the Chief Operating Officer of the Company and accepted his appointment as a new director on the Board of Directors to fill one of the vacancies created by the resignation of Mr. Aroff.  Mr. Walsh was the  Company’s Chief Operating Officer since March 2008.

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

GTX CORP

Date: August 14, 2015 By:	/s/ ALEX MCKEA Alex McKean, Interim Chief Financial Officer (Principal Financial Officer)

Date: August 14, 2015 By:	/s/ PATRICK BERTAGNA Patrick Bertagna, Chief Executive Officer