Form 10-Q
period 2015-09-30
GTX CORP
filed 2015-11-16
CIK 1375793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2015

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

Yes      .  No  X .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 350,683,282 common shares issued and outstanding as of November 16, 2015.

GTX CORP AND SUBSIDIARIES

For the quarter ended September 30, 2015

FORM 10-Q

PART I

ITEM 1.  FINANCIAL STATEMENTS

GTX CORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$10,154	$12,168
Accounts receivable, net	41,784	31,134
Inventory	62,300	100,366
Other current assets	46,520	15,559
Total current assets	160,758	159,227
Property and equipment, net	5,301	3,120
Intangible assets	148,521	121,602
Total assets	$314,580	$283,949

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$315,979	$564,821
Accrued expenses - related parties	363,802	328,050
Deferred revenues	2,775	77,564
Short-term debt - convertible promissory notes, net of discount	403,763	371,451
Derivative liabilities	-	13,490
Total current liabilities	1,086,319	1,355,376
Convertible promissory notes payable, net of discount	225,952	-
Total liabilities	1,312,271	1,355,376

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 2,071,000,000 shares authorized; 337,356,281 and 264,620,555 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	337,355	264,620
Additional paid-in capital	16,794,257	15,903,308
Accumulated deficit	(18,129,303)	(17,239,355)

Total stockholders’ deficit	(997,691)	(1,071,427)

Total liabilities and stockholders’ deficit	$314,580	$283,949

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues	$121,339	$42,030	$393,425	$96,935

Cost of goods sold	91,834	19,179	288,032	45,066

Gross margin	29,505	22,851	105,393	51,869

Operating expenses
Wages and professional fees	353,447	198,626	863,083	613,822
General and administrative	38,206	64,468	171,616	202,852

Total operating expenses	391,653	263,094	1,034,699	816,674

Loss from operations	(362,148)	(240,243)	(929,306)	(764,805)

Other income/(expenses)
Gain (loss) on extinguishment of debt	137,250	35,556	105,192	(202,771)
Derivative income (expense), net	-	(155,197)	13,490	(604,230)
Interest expense	(41,788)	(18,518)	(79,324)	(33,896)

Total other income/(expenses)	95,462	(138,159)	39,358	(840,897)

Net (loss)/income	$(266,686)	$(378,402)	$(889,948)	$(1,605,702)

Weighted average number of common shares outstanding - basic and diluted	327,554,083	163,672,512	308,100,018	154,376,742

Net (loss) income per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(889,948)	$(1,605,702)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,632	7,222
Stock-based compensation	389,014	139,208
(Gain) Loss on extinguishment of debt	(105,192)	202,771
Derivative (income) expense, net	(13,490)	604,230
Amortization of debt discount	68,764	-
Changes in operating assets and liabilities:
Accounts receivable	(10,650)	(26,571)
Inventory	38,066	(563)
Other current and non-current assets	(57,880)	(24,830)
Accounts payable and accrued expenses	91,520	301,778
Accrued expenses - related parties	55,252	19,287
Deferred revenues	(74,789)	20,507

Net cash used in operating activities	(506,701)	(362,663)

Cash flows from investing activities
Purchase of property and equipment	(4,813)	(1,445)

Net cash used in investing activities	(4,813)	(1,445)

Cash flows from financing activities
Proceeds from convertible promissory notes	512,500	318,750
Payments on convertible promissory notes	(3,000)	-
Payments on short-term debt - related party	-	(4,000)

Net cash provided by financing activities	509,500	314,750

Net change in cash and cash equivalents	(2,014)	(49,358)

Cash and cash equivalents, beginning of period	12,168	64,754

Cash and cash equivalents, end of period	$10,154	$15,396

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$2,503	$-

Supplementary disclosure of noncash financing activities:
Issuance of common stock for other current asset	$-	$750
Issuance of common stock for conversion of debt	$345,232	$660,723
Issuance of debt for intangible assets	$-	$43,750
Issuance of common stock for accrued expenses	$229,438	$51,272

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

GTX owns 100% of the issued and outstanding capital stock of Global Trek Xploration (“GTX California”) and LOCiMOBILE, Inc. Until February 2015, GTX also owned 100% of the issued and outstanding capital stock of Code Amber News Service, Inc. (“CANS”), which it dissolved in February 2015 in order to focus on its core tracking and monitoring business units and the launch by GTX California of the SmartSoles product.

In 2014 the Company made a fundamental shift from being a licensing Company to being a branded provider of a family of technologies and products.  In December of 2014, the Company launched its new suite of the distinct, yet related tracking and monitoring products - (i) Embedded Devices, (ii) Stand Alone Devices and (iii) Digital tracking and monitoring solutions. The Company’s SmartSole line of products falls under the embedded category, the Take–Along Tracker is in the Stand Alone category, and the Track My Work Force (TMWF) Apple and Android App under the Digital category.  Although all three product lines are supported by the GTX IoT platform, the products are marketed to different audiences, ranging from caregivers for those afflicted with memory disorders, to tracking valuable assets (such as drones), to employers wanting to keep track of their sales force or delivery personnel.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of GTX have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included.  Our operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2014, which are included in our Annual Report on Form 10-K.

The accompanying consolidated financial statements reflect the accounts of GTX Corp and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Going Concern

The unaudited consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses of $889,948 and $1,605,702 for the nine months ended September 30, 2015 and 2014, respectively, has incurred losses since inception resulting in an accumulated deficit of $18,129,303 as of September 30, 2015, and has negative working capital of $925,561 as of September 30, 2015.   The Company anticipates further losses in the development of its business.

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

3.

RELATED PARTY TRANSACTIONS

In order to preserve cash for other working capital needs, various officers and members of management have agreed to accrue, and defer payment of, portions of their salaries since fiscal 2011.  As of September 30, 2015 and December 31, 2014, the Company owed $363,802 and $328,050, respectively for such accrued wages.

4.

DEBT

The following table summarizes the components of our short-term borrowings:

	September 30, 2015	December 31, 2014

Atlantic Note	$-	$200,000
Q4 2014 Convertible Notes	201,000	201,000
Q1 2015 Convertible Notes	150,000	-
Q2 2015 Convertible Notes	200,000	-
Q3 2015 Convertible Notes	102,000	-
Total convertible notes	653,000	401,000
Less: Debt discount	(23,285)	(29,549)
Convertible notes, net of debt discount	$629,715	$371,451

Short-term borrowings	$403,763	$371,451

Long-term borrowings	$225,952	$-

Short-term derivative liabilities	$-	$13,490

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

Convertible Notes

During the fourth quarter of 2014 we entered into 10 separate note and share purchase agreements with 10 independent accredited investors.  As a result, we have issued ten convertible notes with a total principal balance of $201,000 (the “Q4 2014 Convertible Notes”) and granted 1,675,000 shares of common stock (“Q4 2014 Stock”) of which 250,000 remained to be issued at December 31, 2014.  In exchange for the Q4 2014 Convertible Notes and Q4 2014 Stock, we received cash proceeds of $167,500.  The Q4 2014 Convertible Notes carry an original issue discount of 17%, mature on December 31, 2015 and are convertible into common stock of the Company at $0.015 per share, subject to adjustment and mandatory conversion.  The Q4 2014 Stock was valued at the fair market value of $16,750 and is recorded as finance costs in Additional Paid in Capital at December 31, 2014.  In addition to the Q4 2014 Convertible Notes and the Q4 2014 Stock, a total of 1,675,000 additional shares of the Company’s common stock will be issued to the investors if the Q4 2014 Convertible Notes are not repaid or converted prior to June 30, 2015. As of September 30, 2015 all non-converted noteholders have not requested their additional shares.

During the first quarter of 2015, we entered into note and share purchase agreements with 3 independent accredited investors.  As a result, we issued convertible notes with a total principal balance of $270,000 (the “Q1 2015 Convertible Notes”) and issued 2,250,000 shares of common stock (“Q1 2015 Stock”) in exchange for cash proceeds of $225,000.  The Q1 2015 Convertible Notes carry an original issue discount of 17%, mature on December 31, 2015 and are convertible into common stock of the Company at $0.015 per share, subject to adjustment and mandatory conversion.   In addition to the Q1 2015 Convertible Notes and the Q1 2015 Stock, a total of 2,250,000 additional shares of the Company’s common stock will be issued to the investors if the Q1 2015 Convertible Notes are not repaid or converted prior to September 30, 2015. As of September 30, 2015 all non-converted noteholders have not requested their additional shares.

On August 12, 2015 one of the investors, with respect to their $120,000 Convertible Promissory Note dated February 10, 2015, converted the note into 8,000,000 shares of common stock.

On April 14, 2015, we entered into a Note Purchase Agreement with an unaffiliated third party (the “Investor”) relating to the sale of unsecured convertible promissory notes (the “Q2 2015 Convertible Notes”).  The promissory notes are divided into units (“Units”), each in the principal amount of $25,000.  The promissory notes bear interest at a rate of 14% per annum, payable quarterly and a maturity date of April 14, 2017.  The unsecured convertible promissory notes are convertible into common stock of the Company at a price of $0.015 per share at any time by the holder, subject to certain conditions and restrictions set forth in the notes.  On April 14, 2015 and again on May 5, 2015, the Investor purchased a $25,000 Unit (for a total of $50,000) and on May 17, 2015, June 7, 2015 and June 29, 2015, the Investor purchased 3 $50,000 Units (for a total of $150,000) totaling $200,000 as of September 30, 2015.  As of September 30, 2015 the Company has paid a total of $2,503 in interest for the second quarter interest due, with $7,058 due for the quarter ending September 30, 2015, which was paid in October.

On August 4, 2015, we issued a convertible note with a total principal balance of $30,000 (the “Q3 2015 Convertible Notes”) to an accredited investor.  The Convertible Note carries an original issue discount of 17%, matures on March 31, 2016 and is convertible into common stock of the Company at $0.015 per share, subject to adjustment and mandatory conversion.  On August 5, 2015, we received the $25,000 payment.

On August 26, 2015, we issued a convertible note with a total principal balance of $15,000 (the “Q3 2015 Convertible Notes”) to an accredited investor.  The Convertible Note carries an original issue discount of 17%, matures on March 31, 2016 and is convertible into common stock of the Company at $0.015 per share, subject to adjustment and mandatory conversion.  On August 26, 2015, we received the $12,500 payment.

On September 5, 2015 we issued a convertible note with a total principal balance of $30,000 (the “Q3 2015 Convertible Notes”) to an accredited investor.  The Convertible Note carries an original issue discount of 17%, matures on Decenber 31, 2016 and is convertible into common stock of the Company at $0.015 per share, subject to adjustment and mandatory conversion.  On September 16, 2015, we received the $25,000 payment.

On August 27, 2015, we entered into a Note and Share Purchase Agreement with an unaffiliated third party (the “Investor”) relating to the sale of an unsecured convertible promissory note and warrant.  The convertible promissory note is divided into units (“Units”), each in the principal amount of $25,000 (the “Q3 2015 Convertible Notes”), with equal installments of $1,000 due sequentially every week until $30,000 has been repaid and warrants to purchase 1,250,000 shares of common stock at an exercise price of $0.015 per share.  The promissory notes are due on April 30, 2016, subject to certain conditions and restrictions set forth in the notes. The convertible promissory note has a relative fair value of $24,509 and the warrants has a relative fair value of $5,491 at the date of issuance determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.36% (ii) estimated volatility of 207% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of 30 months.  The Convertible Note is convertible into shares of common stock based on the volume weighted average of the closing price per share for the 20 consecutive trading days prior to the conversion date if there is any outstanding principal balance due after the expiration due date.  On August 31, 2015 the Investor purchased a $25,000 Unit (for a total of $25,000) and as of November 16, 2015, $10,000 in installment payments have been made.  As of September 30, 2015, the balance on the convertible promissory note is $27,000.

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

On August 12, 2015 we issued 8,000,000 shares of common stock to an investor, who converted their $120,000 in Convertible Promissory Notes dated February 10, 2015.

On August 20, 2015, we issued  a total of 3,450,000 shares of common stock (valued at $34,500) to four consultants for services rendered.

On August 20, 2015, we issued 5,750,000 shares of common stock (valued at $57,500) to a financial institution for corporate banking and strategic advisory services rendered.

On August 20, 2015, we issued a total of 800,000 shares to of common stock (valued at $8,000) to two employees and three consultants for services rendered.

The Company issued the following shares of common stock during the nine months ended September 30, 2015:

	Value of Shares	Number of Shares
Shares issued for services rendered	$389,014	29,525,000
Shares issued for accrued expenses	229,438	12,562,500
Shares issued for financing costs	-	125,000
Shares issued for conversion of debt	345,232	30,523,226
Total shares issued	$963,684	72,735,726

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

A summary of the Company’s warrant activity and related information is provided below:

	Exercise Price $	Number of Warrants
Outstanding and exercisable at December 31, 2014	0.02	2,000,000
Warrants exercised	-	-
Warrants granted	0.02	4,550,000
Warrants expired	0.02	(2,000,000)
Outstanding and exercisable at September 30, 2015	0.02	4,550,000

Stock Warrants as of September 30, 2015
Exercise	Warrants	Remaining	Warrants
Price	Outstanding	Life (Years)	Exercisable

$0.02	3,300,000	1.84	3,300,000
$0.15	1,250,000	2.41	1,250,000

On August 2, 2015 3,300,000 warrants were issued to two advisors as part of their advisory Agreements dated February 2, 2015. The warrants expire on August 3, 2017 at an exercise price of $0.02.

On August 27, 2015, 1,250,000 warrants were isssues to an accredited investor as part of their Note and Share Purchase Agreement. The warrants expire on February 26, 2018 at an exercise price of $0.015.

Common Stock Options

Under the Company’s 2008 Equity Compensation Plan (the “2008 Plan”), we are authorized to grant stock options intended to qualify as Incentive Stock Options, “ISO”, under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified options, restricted and unrestricted stock awards and stock appreciation rights to purchase up to 7,000,000 shares of common stock to our employees, officers, directors and consultants, with the exception that ISOs may only be granted to employees of the Company and its subsidiaries, as defined in the 2008 Plan.  After adjusting for expired and estimated pre-vesting forfeitures, options for approximately 2,235,000 shares were still available for grant under the 2008 Plan as of September 30, 2015.

Stock option activity under the 2008 Plan for the nine months ended September 30, 2015 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Grant Date Fair Value
Outstanding at December 31, 2014	452,493	$0.08	1.09	$46,901
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options cancelled / forfeited / expired	(452,493)	-	-	(46,901)
Outstanding at September 30, 2015	-	$0.00	-	$-

Exercisable at September 30, 2015	-	$0.00	-	$-

The Company recognizes option expense ratably over the vesting periods.  As all outstanding options had vested as of December 31, 2012, we have recognized no compensation expense related to options granted under the 2008 Plan during the three and nine months ended September 30, 2015 and 2014.  The Company intends to issue new shares to satisfy share option exercises.

6.

SUBSEQUENT EVENTS

Subsequent to September 30, 2015,

On October 6, 2015 two investors, converted their outstanding Convertible Promissory Notes totaling $45,000, dated February 10, 2015, into 3,000,000 shares of common stock.

On October 9, 2015, the Company entered into a 7.5% Convertible Debenture, due April 9, 2016, in the aggregate principal amount of $300,000 plus interest.  The Debenture shall also have an OID of 5% from the stated principal amount.  On October 9, 2015 the Company received the first installment of $75k from an accredited investor, and on November 9, 2015 the second $75,000 installment was made.

On October 15, 2015, we issued  a total of 4,575,000 shares of common stock (valued at $4,500) to five consultants for services.

On October 21, 2015, we issued a total of 2,500,000 shares of common stock (valued at $9,000) to five Board of Directors for services.

On October 22, 2015, we issued  a total of 1,000,000 shares of common stock (valued at $9,000) to four consultants for services.

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

Introduction

As used in this Quarterly Report, the terms “GTX Corp”, “GTX”, "we", "us", "our", and “the Company” mean GTX Corp and our wholly-owned subsidiaries.

Operations

GTX Corp and its subsidiaries (currently, GTX California and LOCiMOBILE, Inc.) are engaged in the design, development, manufacturing, distribution and sales of three (3) related products and services in the GPS wearable technology personal location and wandering assistive technology business. Through a proprietary global enterprise embedded connectivity (IoT) monitoring platform, the Company offers a complete end to end solution of hardware, middleware, apps, connectivity, and professional services, letting you know where or how someone or something is, delivering safety, security and peace of mind in real-time.

Since the start of 2015 the Company has focused on building channels of distribution for its three product lines – Embedded, Stand-Alone devices and Digital - which all funnel into the GTX Corp IoT monitoring platform. Each product line is sold both direct to consumer (B2C) and business to business (B2B) through a global network of resellers, affiliates, distributors, nonprofit organizations, government agencies, manufacturers reps and retailers. The Company has been ramping up its product distribution and sales channels and, as of September 30, 2015, the Company had live units in the field and / or paying subscribers in over 20 countries, had 8 regional sales reps in the US, 5 retired professional athlete brand ambassadors, over 170 online affiliates, products being sold in 4 retail stores, 14 international distributors, and a joint venture distribution agreement in Ireland. Also we were issued a vendor number for reimbursement in two U.S. states, and have applied for other State and Federal reimbursement codes, grants and private insurance reimbursements, which if granted are expected to increase the potential market for users of our SmartSole product line.

All three product lines are sold with a monthly, quarterly or annual subscription service plan ranging from $5 to $49 per month.  As of September 30, 2015, we had over 1,000 subscribers for our principal product, the SmartSole embedded tracker, and the other product lines (TMWF, Stand-Alone Drone Products) had over 1,000 subscribers.

Overview

During the third quarter of 2015, the Company continued expanding its sales channels domestically and internationally, expanding its social media footprint, finalized the development of its next generation Track My Work Force (TMWF) monitoring platform (which we released in early November of 2015), the BLE portal (expected to release in December of 2015), and GPS SmartSole next gen hardware (which is expected to release by early 2016).  Both the GPS SmartSole® and BLE SmartSole are designed to monitor the location of people afflicted with cognitive memory disorders who have a tendency to wander (GPS is used for outdoors and BLE is used for indoors). The next Gen GPS SmartSole will be smaller, have more features such as a motion sensor, a longer battery life, embedded SIM, 2G, 3G and LTE compatible and an expected 20% reduction in cost.

Domestically the Company has implemented a strategy to add retail stores to its list of distribution channel partners.  The first territory is Southern California where there is a large population of seniors living from Los Angeles to San Diego.  As we build traction, we will continue throughout the entire State of California and then to other States with similar demographics, such as Nevada, Arizona, Texas and Florida.

On the international front we saw a small increase in distributors and began shipping product to the UK, Germany and Denmark, contributing to an increase in overall distributors and subscribers. The Company also signed an M2M agreement with Telefonica Germany. The agreement will provide us with lower costs and the ability to put an embedded SIM on our chipset which will allow us to operate in over 100 countries with 3 flat rates, enabling us to provide connectivity across the globe specifically in Europe with one flat rate where we have a high concentration of subscribers. The agreement with Telefonica will help reduce our connectivity costs in some countries by as much as 60% and will also reduce our manufacturing costs by several dollars per unit. By having a SIM embedded directly on our chipset reduces our time from factory to customer by 1 to 2 weeks. We will now bypass the post manufacturing process of putting in a SIM card in each unit. This may also result in additional cost savings due to shorter lead times and lower logistic costs.

On the marketing front the Company’s social media footprint (#withyou and #smartsoles) continues to grow globally, expanding our reach with followers in over 45 countries, across 10 channels including, Facebook, Twitter, Instagram, LinkedIn, and Pinterest,.  We share and support information with engaged healthcare medical providers and caregivers, both organizations and individuals as well as provide support to groups across public safety, government, travel and hospitality. Our emphasis on social media has increased our brand visibility and contributed to an increase in business development inquiries over the past three months.

Results of Operations

The following discussion should be read in conjunction with our interim consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report.

Three Months Ended September 30, 2015 (“Q3 2015”) Compared to the Three Months Ended September 30, 2014 (“Q3 2014”)

		Three Months Ended September 30,
		2015			2014
		$	% of Revenues		$	% of Revenues
	$			$
Revenues		121,339	100%		42,030	100%
Cost of goods sold		91,834	76%		19,179	46%
Net profit		29,505	24%		22,851	54%

Operating expenses:
Wages and professional fees		353,447	291%		198,626	473%
General and administrative		38,206	31%		64,468	153%
Total operating expenses		391,653	323%		263,094	626%

Loss from operations		(362,148)	-298%		(240,243)	-572%

Other income (expense), net		95,462	79%		(138,159)	-329%
Net loss		$(266,686)	-220%		$(378,402)	-900%

Revenues

Revenues during Q3 2015 increased by 189% or $79,309 in comparison to Q3 2014 primarily due to the launch and initial shipments of the Company’s lead product, the GPS SmartSoles in 2015 and the increase in revenues per subscriber (RPS).  Revenues from the sale of GPS SmartSoles accounted for approximately 50% of the total revenue for the Q3 2015, reflecting the Company’s strategic focus on market penetration for its GPS SmartSoles.  The amount of monthly recurring revenues from SmartSoles is increasing and is expected to further increase as, and if, the number of SmartSoles sold and used on a continuous basis increases.

The balance of the  revenues for the third quarter of 2015 represented sales of subscriptions, stand-alone units (Take Along Tracker), TMWF and consumer App downloads.  The Take Along Trackers have been mostly sold for use in tracking drones, but we are noticing a small increase in personal consumer use and B2B sales.

Cost of goods sold

Cost of goods sold increased 379% or $72,655, during Q3 2015 in comparison to Q3 2014 primarily due to manufacturing costs of the Company’s GPS SmartSoles which were shipped during Q3 2015.  Total gross margin decreased from 54% in Q3 2014 to 24% in Q3 2015, which reflects the lower margins and timing differences realized from the sale of the GPS SmartSole product due to the cost of sales, customer acquisition, sales and affiliate commissions, etc.  Our gross margins on the sales of the physical product, depending on various factors, are low (currently in the 10% to 30% range) per order to get product to the subscribers and to thereby build the monthly recurring subscription revenues.  Subscription revenues, which are expected to eventually represent a large portion of our future revenues, provide much higher gross margins. We expect that overall gross margins will increase as the higher margin service subscription revenues scale and as we begin to ship the next generation (Gen 2) SmartSoles towards the end of the year.

Wages and professional fees

Wages and professional fees during Q3 2015 increased 78% or $154,821 in comparison to Q3 2014 primarily due to the hiring of additional sales and marketing team members to support the planned growth phase of the business as the adoption of GPS SmartSoles continues in 2015, along with stock based compensation to business development and strategic consultants.  Professional fees are expected to increase as we grow our business and expand our products into the wearable technology marketplace both in the U.S. and internationally

General and administrative

General and administrative expenses during Q3 2015 decreased by 41% or $26,262 in comparison to Q3 2014 primarily due to the elimination of stale dated accruals.

Other income/expense, net

Other expense, net, decreased by $233,621, or 169%, from Q3 2014 to Q3 2015 primarily as a result of the elimination of debt from prior periods.  As of September 30, 2015, the Company had no derivative liabilities.  Other expense, net, in Q3 2015 represents primarily interest expense related to the Q4 2014 Convertible Notes entered into in Q4 2014 and Q3 2015.

Net loss

Net loss decreased by $111,716 or 30% from Q3 2014 to Q3 2015, primarily due to elimination of accruals that were no longer necessary.  As of September 30, 2015, the Company has no more derivative liabilities.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

		Nine Months Ended September 30,
		2015			2014
		$	% of Revenues		$	% of Revenues
	$			$
Revenues		393,425	100%		96,935	100%
Cost of goods sold		288,032	73%		45,066	46%
Net profit		105,393	27%		51,869	54%

Operating expenses:
Wages and professional fees		863,083	219%		613,822	633%
General and administrative		171,616	44%		202,852	209%
Total operating expenses		1,034,699	263%		816,674	842%

Loss from operations		(929,306)	-236%		(764,805)	-789%

Other expense, net		39,358	10%		(840,897)	-867%
Net loss		$(889,948)	-226%		$(1,605,702)	-1,656%

Revenues

Revenues during nine month period of 2015 increased by 306% or $296,490 in comparison to the same period in 2014 primarily due to the launch and initial shipments of the Company’s lead product, the GPS SmartSoles in 2015.  Revenues from the sale of GPS SmartSoles accounted for approximately 75% of the total revenue for the 2015 period, reflecting the Company’s strategic focus on market penetration for its GPS SmartSoles.  The balance of the revenue for the nine month period of 2015 represented sales of stand-alone units, monthly service plans and App downloads.  Since the SmartSole was still under development in 2014, no SmartSole revenues were received in from this product during the first nine months of 2014.  Substantially all of the SmartSole revenues were generated from the sale of the SmartSole product.  However, purchasers of the SmartSole tracking device are required to pay monthly subscription fees, and we anticipate that monthly subscription revenues will, in the future, exceed revenues from the sale of the SmartSole product.

Cost of goods sold

Cost of goods sold increased 539% or $242,966 during the first nine months of 2015 in comparison to the same nine month period in 2014 primarily due to manufacturing costs of the Company’s GPS SmartSoles that were shipped during the 2015 period.  No SmartSole sales were made in the first nine months of 2014.  Total gross margin decreased from 54% in the 2014 period to 27% in 2015, which reflects the lower margins realized from the sale of the GPS SmartSole due to cost of sales, customer acquisition, sales and affiliate commissions, etc. We expect that overall gross margins will increase as the higher margin service subscription revenues scale and as we begin to ship the next generation (Gen 2) SmartSoles towards the end of the year.

Wages and professional fees

Wages and professional fees during the first nine months of 2015 increased 41% or $249,261 in comparison to the 2014 period primarily due to the hiring of additional sales and marketing personnel to support the planned growth phase of the business as the adoption of GPS SmartSoles continues in 2015, along with stock based compensation to business development and strategic consultants.  Professional fees are expected to increase as we grow our business and expand our products into the wearable technology marketplace both in the U.S. and internationally.

General and administrative

General and administrative expenses during the first nine months of 2015 decreased 15% or $31,236 in comparison to the 2014 period due to the elimination of stale dated accruals.  However, such expenses may increase in the future if our operations increase in accordance with our business plan.

Other expense, net

Other expense, net decreased by $880,255, or 105%, from the first nine months of 2014 to 2015 primarily as a result of elimination of all non-cash derivative liabilities associated with prior financings in 2013 and 2014.  As of September 30, 2015, the Company had no derivative liabilities.  Other expense, net in 2015 represents primarily interest expense related to the convertible notes issued late in 2014 and early 2015.

Net loss

Net loss for the respective nine month periods decreased from 2014 to 2015 by $715,754, or 45%, primarily as a result of the reduction of non-cash derivative liabilities associated with prior financings and gains related to the elimination of debt.  As of September 30, 2015, the Company had no derivative liabilities.  Net loss also decreased as a result of the revenues and associated gross margin generated by the sale of GPS SmartSoles.

Liquidity and Capital Resources

As of September 30, 2015, we had $10,154 of cash and cash equivalents, and a working capital deficit of $925,561, compared to $12,168 of cash and cash equivalents and a working capital deficit of $1,196,149 as of December 31, 2014.  A large part of our negative working capital position at September 30, 2015 consisted of (i) $363,802 of amounts due to officers and management of the Company for accrued wages and (ii) $403,763 of unsecured convertible promissory notes, net of discount, that will mature within a year.  As further described below, we have received a total of $512,500 from the sale of unsecured convertible promissory notes and short-term borrowings.

During the nine months ended September 30, 2015, our net loss was $889,948, compared to a net loss of $1,605,702 for the nine months ended September 30, 2014.  Net cash used in operating activities for the nine month periods ended September 30, 2015 and 2014 was $506,701 and $362,663, respectively.  Net cash used in operations in the first nine months of 2015 was less than the net loss during that period because of non-cash expenses, including stock based compensation and a gain on the extinguishment of debt.

Net cash provided by financing activities during the nine-month period ended September 30, 2015 was $509,500 and consisted of proceeds received from advances under various convertible note payable agreements.  Net cash provided by financing activities during the nine month period in 2014 was $314,750, reflecting proceeds totaling $318,750 received from advances under a convertible note payable agreement.

Because revenues from our operations have, to date, been insufficient to fund our working capital needs, we currently rely on the cash we receive from our financing activities to fund our capital expenditures and to support our working capital requirements. We started commercial shipments of our SmartSole product in January 2015, which has increased our revenues in 2015 compared to 2014.  The sale of the SmartSole product, and the recurring revenues that we will receive from continuing users, is expected to enhance our liquidity during the remainder of 2015, although the amount of revenues we receive in the future still cannot be estimated because of the limited sales history of this product to date.  We have estimated that the stabilized, average amount of revenues that we may derive from each SmartSole used on a regular monthly basis (after marketing and other placement costs) will be approximately $20 per subscriber.  Since we estimate that we need approximately $100,000 of cash flow per month to support our current level of operations, we believe that we may become cash flow self sufficient with 5,000 monthly subscribers for our SmartSole product. As of November 16, 2015, we had sold approximately 1,100 SmartSole products, most of which we anticipate will become regular monthly subscribers.  Based on the distribution network we are trying to implement and our other sales initiatives, we anticipate that the pace of sales of SmartSole products will increase by the end of 2015.

Until such time as the SmartSoles can support most of our working capital requirements, we expect to continue to generate revenues from our other product lines, Track My Work Force subscriptions, international distributors, hardware sales, professional services and new customers in the pipeline.  However, the amount of such other revenues is unknown and is not expected to be sufficient in the near future to fund our working capital needs.  For our annual internal budgeting purposes, we have assumed that such revenues will not be sufficient to fund all of our planned operating and other expenditures, including during the remainder of 2015 when revenues from our SmartSole product are projected to increase.  In addition, our actual cash expenditures may exceed our planned expenditures, particularly since we are investing in the development of an improved version of our Smartsole product and our other existing products and technologies.  Accordingly, we anticipate that we will have to continue to raise additional capital in order to fund our operations in 2015.

In order to continue funding our working capital needs and our product development costs, during the fourth quarter of 2014 we entered into 10 separate note and share purchase agreements with 10 independent accredited investors.  As a result, we have issued ten convertible notes with a total principal balance of $201,000 (the “Q4 2014 Convertible Notes”) and granted 1,675,000 shares of common stock (“Q4 2014 Stock”) of which 250,000 remained to be issued at December 31, 2014.  In exchange for the Q4 2014 Convertible Notes and Q4 2014 Stock, we received cash proceeds of $167,500.  The Q4 2014 Convertible Notes carry an original issue discount of 17%, mature on December 31, 2015 and are convertible into common stock of the Company at $0.015 per share, subject to adjustment and mandatory conversion.  The Q4 2014 Stock was valued at the fair market value of $16,750 and is recorded as finance costs in Additional Paid in Capital at December 31, 2014.  In addition to the Q4 2014 Convertible Notes and the Q4 2014 Stock, a total of 1,675,000 additional shares of the Company’s common stock will be issued to the investors if the Q4 2014 Convertible Notes are not repaid or converted prior to June 30, 2015.  As of November 16, 2015 none of the Note Holders have converted.

In the first quarter of 2015, we entered into additional Q1 2015 Convertible Notes with 3 independent accredited investors. As a result, we issued convertible notes with a total principal balance of $270,000 and granted 2,250,000 shares of common stock in exchange for cash proceeds of $225,000.  The stock was valued at the fair market value of $22,500 and is recorded as finance costs in Additional Paid in Capital.  In addition, as per the terms of the Q4 2014 Convertible Notes, a total of 2,250,000 additional shares of the Company’s common stock will be issued to the investors if the Q4 2014 Convertible Notes are not repaid or converted prior to June 30, 2015.  On August 12, 2015 one of the investors, with respect to their $120,000 Convertible Promissory Note dated February 10, 2015, converted the note into 8,000,000 shares of common stock.

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

As noted above, based on budgeted revenues and expenditures, unless revenues increase significantly, we believe that our existing and projected sources of liquidity may not be sufficient to satisfy our cash requirements for the next twelve months.  Accordingly, we will need to raise additional funds in 2015 and possibly in 2016.  The sale of additional equity securities will result in additional dilution to our existing stockholders. Sale of debt securities could involve substantial operational and financial covenants that might inhibit our ability to follow our business plan.  Any additional funding that we obtain in a financing is likely to reduce the percentage ownership of the Company held by our existing security-holders.  The amount of this dilution may be substantial based on our current stock price, and could increase if the trading price of our common stock declines at the time of any financing from its current levels.  We may also attempt to raise funds through corporate collaboration and licensing arrangements.  To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to grant licenses on terms that are not favorable to us.  There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.  If we are unable to obtain the needed additional funding, we may have to further reduce our current level of operations, or may even have to totally discontinue our operations.

Since inception in 2002, we have generated significant losses (as of September 30, 2015, we had an accumulated deficit of approximately ($18,129,303), and we currently expect to incur continued losses until our revenue initiatives collectively generate substantial revenues. Please see the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2014 for more information regarding risks associated with our business.

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

None.

ITEM 1A. RISK FACTORS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 12, 2015, we issued 8,000,000 shares of common stock to an investor, who converted their $120,000 in Convertible Promissory Notes dated February 10, 2015.

On August 20, 2015, we issued  a total of 3,450,000 shares to of common stock (valued at $34,500) to four consultants for services rendered.

On August 20, 2015, we issued 5,750,000 shares of common stock (valued at $57,500) to a financial institution for corporate banking and strategic advisory services rendered.

On August 20, 2015, we issued a total of 800,000 shares to of common stock (valued at $8,000) to two employees and three consultants for services rendered.

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

GTX CORP

Date: November 16, 2015	By:	/s/ ALEX G. MCKEAN Alex G. McKean, Interim Chief Financial Officer (Principal Financial Officer)

Date: November 16, 2015	By:	/s/ PATRICK BERTAGNA Patrick Bertagna, Chief Executive Officer