Form 10-K
period 2015-12-31
GTX CORP
filed 2016-04-14
CIK 1375793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

X .	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

The outstanding number of shares of common stock as of April 14, 2016 was 372,104,874.

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

GTX provides a global monitoring platform that answers the “where is” question: such as, where is my mother, child, employee, pet, drone, or high value asset. Through a proprietary IoT (“Internet of Things”) enterprise platform the Company provides a licensing, subscription based recurring revenue business model and offers a complete end to end solution of location based hardware, middleware, apps, connectivity and professional services. Letting you know where or how someone or something is at the touch of a button, delivering security and peace of mind in real-time.

Since the inception of our business, GTX Corp has developed and commercially launched several products, including our most recent GPS and BLE SmartSoles with a hosted and scalable backend monitoring platform and more than 20 smartphone and tablet Apps. The Company has five revenue streams comprising of product sales, recurring subscriptions, licensing, advertising, and professional services. These core products and services are supported by GTX’s intellectual property (IP) portfolio of issued patents, licensed patents, patents pending, registered trademarks, copyrights, URLs and a library of proprietary hardware and software.

There are 3 primary market segments we sell our monitoring products and services into, 1) people with cognitive memory disorders, such as Alzheimer’s, dementia, autism and traumatic brain injury (“TBI”). Typically, these people have a tendency to wander and require remote oversight. In accordance with the 2014 Alzheimer’s disease Facts and Figures, in 2014 there were an estimated 5.2 million people in the United States with Alzheimer’s disease and approximately 13.9% of people age 71 and older in the United States have dementia. 2) High Value assets, such as drones, cargo and fleet management. 3) Mobile work force, such as salespersons, journalists, electricians, plumbers, food delivery, law enforcement and a host of other industries that require knowing the whereabouts of an employee in real time.

Our operations are currently conducted through the following two wholly-owned subsidiaries that operate in various interrelated sectors of the emerging Location-Based wearable technology market.

GTX Corp and its subsidiaries (Global Trek Xploration, Inc. and LOCiMOBILE, Inc.) are engaged in the design, development, manufacturing, distribution and sales of five (5) related products and services in the GPS and BLE wearable technology personal location and wandering assistive technology business. Through a proprietary enterprise (IoT) monitoring platform and licensing subscription business model, the Company offers a complete end to end solution of hardware, middleware, apps, connectivity, and professional services, letting you know where or how someone or something is at the touch of a button, delivering safety, security and peace of mind in real-time.

Since the start of 2015 the Company has focused on building channels of distribution for its product lines of embedded devices, Stand-Alone devices and Digital Apps which all funnel into the GTX Corp IoT monitoring platform. Each product line is sold both direct to consumer (B2C) and business to business (B2B) through a global network of resellers, affiliates, distributors, nonprofit organizations, government agencies, manufacturers reps and retailers. The Company has been ramping up its product distribution and sales channels and, as of December 31, 2015, the Company had live units in the field and / or paying subscribers in over 35 countries, had 10 regional sales reps in the US, 6 retired and active professional athlete brand ambassadors, over 225 online affiliates, products being sold in 2 retail stores, 13 international distributors, and a joint venture distribution agreement in Ireland. Also we were issued a vendor number for reimbursement in 5 U.S. states, and have applied for other State and Federal reimbursement codes, grants and private insurance reimbursement, which if granted is expected to increase the potential market for users of our SmartSole product line.

All product lines are sold with a monthly, quarterly or annual subscription service plan ranging from $5 to $49 per month and licensing plans with over 2,000 worldwide subscribers as of December 31, 2015.

Global Trek Xploration (“GTX California”)

Our GTX California subsidiary engages in the business of hardware, software, connectivity, design and development of GPS and Bluetooth low energy (“BLE”) monitoring and tracking solutions.  This includes the management and monetization of the Company’s IP portfolio.  Offering a GPS and cellular location platform that enables subscribers to track in real time the whereabouts of people, or high valued assets. Our proprietary GPS device, which consists of a miniature quad band GPRS transceiver, antenna, circuitry, battery and inductive charging pad can be customized and integrated into numerous form factors whose location and movement can be monitored in real time over the Internet through our 24x7 tracking portal or on a web enabled cellular telephone.  The tracking portal is fully scalable and has been licensed to several partners both in the U.S. and internationally. It is a secure platform equipped with a database, application-programming interface (“API”) for custom integration and communication SMS gateway software and hardware. Subscriber internet communications are routed through GTX California’s proprietary, fault-tolerant, carrier-class, and application-specific interface software.  Our Location Data Center services are also offered to non-GTX California products and hardware systems (i.e. handsets and personal electronics) of major electronics manufacturers through the offer and sale of exclusive licenses (either geographical, regional or product categories).

Markets that GTX California is currently in, or is exploring, include:

•

Families with members who have Alzheimer’s and or dementia, including developmentally challenged adults;

•

Elder care support, life-style management and e-health applications;

•

Adults and children with cognitive disorders such as Autism and TBI;

•

High value asset tracking and location capability of drones, bikes, motorcycles, containers, luggage, and other assets that require monitoring or tracking;

•

Mobile work force:

•

Security for high-level executives, field workers, first responders, journalists, government employees, military, and law enforcement, and

•

Biometrics, health and wellness.

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

As part of our expansion strategy/roadmap, the Company is currently exploring the development of a Code Division Multiple Access (“CDMA”) module that should open up new carrier relationships and territories that are predominantly CDMA, such as Japan and Korea.

Strategic Relationships and Licensing Arrangements

The main initiatives of GTX California is to offer location based hardware and/or its data monitoring platform to third parties for the sale and distribution of location based products/services in various markets. We begin the process by entering into a platform test agreement or pilot program with a potential partner with the intent to transition into a long term relationship. By establishing and building partnerships, through licensing agreements, OEM, and carrier relationships, we facilitate efficient entry into new markets leveraging each company’s core competencies.  We enhance the value of our distribution channels by aligning our sales and marketing efforts with strategic partners, including co-branding, distribution and marketing with telecommunication companies, wireless carriers, national retailers and major consumer branded companies.

GTX California has the ability to customize its products to different form factors for the specific needs of its customers. To date, the Company has created three custom solutions: 1) the monitoring of seniors by installing the GPS device into specially designed shoes and insoles; 2) the monitoring of children by installing the GPS device into specially designed shoes and backpacks; and 3) the monitoring of various high value assets such as drones and other mobile assets.

The Company has several key strategic relationships established both on the supply side and the distribution side. Some of the key partners on the supply side are Atlantic Footcare, which manufactures our SmartSoles, Telic which manufactures our GPS and Cellular electronics and Telefonica which provides our global connectivity. On the distribution side we have numerous partnerships worldwide, ranging from distributors, health organizations, and retailers.

In June of 2015, we entered into an agreement with Alroni to handle warehousing and distribution for our European business. We ship inventory to Alroni in Ireland and they in turn handle B2C sales and fulfillment for Ireland and the U.K. and fulfillment for the certain countries in Europe. We utilize a revenue share model on what is shipped, hence having no fixed overhead cost for the warehousing of inventory. This agreement has enabled the Company to have a European presence without the associated overhead costs.

In September of 2015, we signed a global connectivity agreement with, Telefónica, S.A, enabling our products to operate in over 100 countries with flat rate pricing. In addition to proving us a global connectivity platform Telefonica has been instrumental in opening sales channels throughout Europe and Latin America for us. Telefónica, S.A. is a Spanish broadband and telecommunications provider with operations in Europe, Asia, and North, Central and South America. Operating globally, it is one of the largest telephone operators and mobile network providers in the world with revenues exceeding 58 billion USD. The company is a component of the Euro Stoxx 50 stock market index.

Throughout 2015 the Company signed up 4 retired and active professional NFL players as brand ambassadors; Sidney Rice, Clinton Portis, Jason Fox and Collin McCarthy.

During 2013, we entered into an exclusive three-year manufacturing contract with Atlantic Footcare, Inc., (“Atlantic”) to develop and launch the GPS SmartSole® (the “SmartSole”). Atlantic is the Company’s exclusive manufacturer of our GPS and BLE SmartSoles.

The Company is constantly engaging in new pilot programs domestically and internationally with these pilot programs being conducted by assisted living facilities, Government and Municipal agencies, Police departments, health organizations, retailers, distributors, universities; non-profits, special needs schools and independent sales organizations.  The pilot programs generally last 2 to 4 months with a constant rotation of some pilots converting to commercial rollouts and new pilots coming in.

Designed for less chronic wanderers and as an introduction to our other footwear-based location monitoring products, in March 2015 we introduced the Bluetooth Low Energy (“BLE”) SmartSoles, a footwear system designed to monitor when the wearer enters or leaves a room or building.  The BLE SmartSoles were specifically designed based on the needs of assisted living facilities and indoor monitoring and tracking.  Similar to the GPS SmartSole, the BLE SmartSole looks and feels like a regular insole, may be placed in most shoes and trimmed to fit.  The BLE SmartSole is embedded with a miniaturized low energy Bluetooth chip that reports when the user crosses a virtual perimeter.  The BLE SmartSole has a battery life of over one year, alleviating the caregiver from the worry of recharging or replacing batteries.  The technology is customizable for personal home use or commercial assisted living facilities and the caregiver is alerted via email or text when the wearer leaves the area.

Both the GPS and BLE SmartSoles are offered for sale on our www.gtxcorp.com and www.gpssmartsole.com websites and over 225 online affiliates for $299 and $49 each, with several monthly and quarterly subscription plans available ranging from $5 to $75.

On February 15, 2013, June 26, 2013 and July 15, 2014, the Company entered into three separate one-year advisory service agreements with Brewer Sports International, LLC (“BSI”) (the “Advisory Agreements”).  The goal of the Advisory Agreements is to increase our brand and market awareness in an effort to increase sales, expand our sales network and become associated with contacts of BSI with respect to achieving these objectives.  BSI will utilize its extensive network to facilitate outreach efforts with synergetic companies and partnering organizations as well as secure product endorsements and global exposure for our product line.  BSI has included the Company in its Traumatic Brain Injury awareness conference and expanded its social media awareness programs relative to this issue and the products and services offered by the Company.  We have extended the agreement for an additional year through July 15, 2016.

LOCiMOBILE, Inc.

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

Code Amber News Service, Inc. (“CANS”)

In February 2015, we discontinued our CANS operations and dissolved CANS in order to focus primarily on our core business of GPS monitoring products and Apps.  CANS used to market and sell a patent pending digital medical record Code Amber Alertag.  The Alertag is a product and service that provides worldwide access to critical personal information in emergency situations for persons who subscribe to the product and service.  The Alertag is offered on an annual subscription based model. With the dissolution of the Code Amber operations, we transferred the assets of CANS to Global Trek Xploration subsidiary, where we still market and sell the Code Amber Alertags online at www.codeamberalertag.com.

GENERAL

We maintain several Internet websites, blogs and social media sites including; www.gtxcorp.com, www.locimobile.com, www.trackmyworkforce.co, www.gpsshoe.com, www.gpssmartsole.com, www.codeamberalertag.com and www.gpstrackingapps.com.  Our annual reports, quarterly reports, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and other information related to this Company, are available, free of charge, on our corporate website as soon as we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission. The Company’s various Internet websites and the information contained therein, or connected thereto, are not, and are not intended, to be incorporated into this Annual Report on Form 10-K.

INTELLECTUAL PROPERTY INVESTMENT

Since 2002, we have invested, and continue to invest, significantly in our intellectual property portfolio, which consist of patents, trademarks and URLs. We have an ongoing program to file additional applications for and to obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate. Currently we own or have in-licensed 85 Patents; 23 patents and/or pending applications with priority dates going back to 2002 with several in the footwear category and a majority covering all aspect of the personal locator, its operating system and user interface. We also have several trademarks and acquired a license in 2011 for 62 external patents all in the field of geo – specific location based services.  We recently were granted two new patents in our Comm-Protocal “286” family of patents.  The recent grant of these patents opens up a path for the Company to engage in a monetization campaign by currently exploring our best options.

THE INDUSTRY

Smart technology is becoming the norm and it is starting to find its way into all parts of society.  Miniature electronic devices that are worn by a person, commonly referred to as wearables, are a big and emerging part of the smart technology landscape for 2016. Wearable Technology is on the rise in personal fitness, wellness, healthcare and business use. 2016 CES was a record breaking year. More than 170,000 attendees from across the globe gathered amongst 2.47 million net square feet of exhibit space.

The Caregiving Innovation Frontiers (CIF) study found that an estimated 117 million Americans will need assistance of some kind by 2020, but the number of unpaid caregivers is only expected to reach 45 million in the same year. These unpaid caregivers are avid for solutions to assist them, and tech entrepreneurs already are stepping up to the plate. This huge demand represents a $279 billion revenue opportunity over the next four years across six different business areas identified in the study, with 80% of spending being out-of-pocket costs. Technology solutions and remote health monitoring systems that enable family caregivers could provide key relief, according to the report. The CIF report outlined six areas for business opportunities, with huge potential for revenue grabs. Technology represents an opportunity across all the service areas, according to AARP. The majority of family caregivers—67% of them—want to use technology to monitor their loved one’s health and safety, but only about 10% are doing so right now, leaving a lot of room for growth.

In our ever-mobile society, it helps to know where we are and where we are going.   Same with caregivers of seniors suffering from Alzheimer’s and dementia, freight forwarding companies wanting to know where their packages are, and employers want to know where their field workers are.  Many parents desire to have the ability to know where their children are and where they are going.  Having such information is now possible with access to real-time information delivered on-demand through locator systems and technologies such as ours.

The rising need for two-way GPS and location based services is influenced by several factors, among them:

•

Universal awareness and expanding penetration of GPS enabled mobile smartphones & tablets (estimated 2 billion shipments worldwide in 2015).

•

Personal and asset security concerns affecting a greater portion of the population.  This includes the increased awareness related to Global Terrorism and unrest.

•

Increasing numbers of elderly or memory impaired (Alzheimer’s, dementia, autism, etc. 9 million in U.S. and growing to 277 million worldwide by 2050).

•

Corporations needing to manage worker productivity and logistics.

•

Government agencies, law enforcement and military personnel monitoring.

•

Massive life style adoption of Location Based Social Networking.

•

Proximity Advertising - the new standard.

GROWTH STRATEGY

We are engaged in a two-pronged business-to-business (B2B) and business-to-consumer (B2C) go-to-market strategy.  Our goal is to become one of the major providers of personal monitoring and asset location services within specific markets.  Once we hit critical mass in pricing, we will expand into the mass consumer markets.  The strategy is to establish licensing relationships with key industry partners who will embed our technology into their products to sell to their established customer base. Key elements of our strategy include:

•

Providing our Personal Locator embedded module to licensees to empower their products with our two-way GPS tracking capabilities;

•

Providing B2B hardware leasing programs;

•

OEM private label manufacturing;

•

A mass market retail price under $199.00 for Personal Location devices;

•

A monthly service fee structure, under $20.00, having multiple convenient access points (mobile phone, land line, or via the Internet); and

•

Ease of use at the location interface point as well as with the device, using state-of-the-art cloud computing and cloud application development.

COMPETITION

Personal location and property tracking devices of various kinds are currently available from various vendors, and the number of competitive products is increasing rapidly in the marketplace.  Nevertheless, we believe this rapidly growing market acceptance of tracking solutions represents a tremendous opportunity as the intrinsic value of the tracking solutions is recognized and mass market adoption continues. The key competitive advantage for GTX in its lead SmartSole product is our innovative approach to embedding electronics inside a flexible footwear system, which advantage is protected by an extensive patent portfolio.

Key differentiators between ourselves and the competition is:

B2B:

•

Providing a comprehensive end-to-end solution comprised of hardware, software, and global connectivity, and

•

The ability to strategically align ourselves with partners to embed our technology through OEM or private label programs.

B2C:

•

Is that our BLE & GPS SmartSole is the only non-visible, non-intrusive solution.

There are numerous competitors for GPS products and our LOCiMOBILE® smart phone applications, including Location Based Technologies, Inc., Google Latitude, Foursquare, Trimble Navigation, Inc., Brick House Security and SOS GPS, Inc.

Many of our competitors are better financed than we are and/or have greater marketing and scientific resources than we can provide.  We are also aware of a number of foreign competitors that offer less expensive personal location tracking products.

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

OTHER LOCATION PRODUCTS

In addition to marketing our own proprietary products such as the GPS and BLE SmartSole, we also market and sell the line of Prime tracking devices that are manufactured by third party suppliers.  The Prime is a compact, fully certified quad-band integrated device that provides complete GSM/GPRS functionality for mobile tracking applications, which is waterproof, shock proof and comes with an SOS button. We primarily sell this product to a customer in the drone industry.  These products are sold under our GTX brand, and they can be branded with other companies’ names.  All these devices operate through, and use our middleware platform and viewing portal.  We retail sell these devices on Amazon.com to individuals and wholesale as a complete solution including platform and wireless connectivity, providing us with product sales revenues and subsequent recurring monthly service revenues.  In addition to hardware device sales, as part of our international expansion plans, we are also licensing our enterprise portal and middleware platform, which contributes to an increase in our monthly subscription revenues. Currently we have three international platform license partners operating our backend in their respective country- Nepal, Mexico and Australia.

EMPLOYEES AND CONSULTANTS

As of December 31, 2015, the Company had ten employees, eight advisors and over two dozen independent contractors and sales personnel.  Any selling, marketing, technical, IT and/or software development work that is not handled by our employees is outsourced to qualified contractors and consultants as deemed necessary.

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

RISKS RELATED TO OUR BUSINESS

We will need additional funding in the near future to continue our current level of operations and growth.

As of December 31, 2015, we had a working capital deficit of approximately $1,128,000 and an accumulated deficit of approximately $18,519,000.  In addition, for the year ended December 31, 2015, we had a loss of approximately $1,280,000 and negative cash flow from operating activities of approximately $666,000. Revenues generated from our current operations are not sufficient to pay our on-going operating expenses.  Therefore, we will have to obtain additional funding from the sale of our securities or from strategic transactions in order to fund our current level of operations.  In order to fund our working capital needs and our product development costs, during 2015, we entered into a seven (7) separate Note and Share Purchase Agreements with individual accredited investors resulting in net proceeds of $705,000.  Additionally, during the first quarter of 2016, we entered into three (4) Note and Share Purchase Agreements with individual accredited investors resulting in net proceeds of $162,000.  Aside from these agreements, we have not identified the sources for additional financing that we may require, and we do not have commitments from third parties to provide this financing.  Certain investors may be unwilling to invest in our securities since we are traded on the OTCPink market and not on a national securities exchange, particularly if there is only limited trading in our common stock on the OTCPink market at the time we seek financing.  There is no assurance that sufficient funding through a financing will be available to us at acceptable terms or at all.  Historically, we have raised capital through the issuance of our convertible debt securities and our equity securities.  However, given the risks associated with our business, the risks associated with our common stock, the worldwide financial crisis that has severely affected the capital markets, and our status as a small, unknown public company, we expect in the near future, we will have a great deal of difficulty raising capital through traditional financing sources.  Therefore, we cannot guarantee that we will be able to raise capital, or if we are able to raise capital, that such capital will be in the amounts needed.  Our failure to raise capital, when needed, and in sufficient amounts, will severely impact our ability to continue to develop our business as planned.  In addition, if we are unable to obtain funding as, and when needed, we may have to further reduce and/or cease our future operations.  Any additional funding that we obtain in an equity or convertible debt financing is likely to reduce the percentage ownership of the company held by our existing security holders.

Based on the above factors, our auditors have concluded that there is substantial doubt as to our ability to continue as a going concern.

We have had operating losses since formation and expect to continue to incur net losses for the near term.

We currently have a working capital deficit and our current and projected revenues are not sufficient to fund our anticipated operating needs. We have reported net losses of approximately $1,280,000 and $1,803,000 for the years ended December 31, 2015 and 2014, respectively.   Sales of the GPS SmartSoles began in January 2015 and our first production run were sold out.  We anticipate revenues from our SmartSoles product will increase in 2016, however, unless our sales increase substantially in the near future, we anticipate that we will continue to incur net losses in the near term, and we may never be able to achieve profitability.  In order to achieve profitable operations we need to significantly increase our revenues from the sales of product, subscriptions and licensing fees.   We cannot be certain that our business will ever be successful or that we will generate significant revenues and become profitable.  As a result, an investment in our company is highly speculative and no assurance can be given that our business model will be successful and, therefore, that our stockholders will realize any return on their investment or that they will not lose their entire investment.

Our current sources of funding are limited, and any additional funding that we may obtain may be on unfavorable terms and may significantly dilute our existing shareholders.

We currently have not identified sources to fund our current and proposed operating activities.  The amount of revenues that we currently generate is not sufficient to fund our operating expenses.  As a result, unless and until our revenues increase significantly in the near future, we will have to obtain additional public or private equity financings or debt financings in order to continue our operations.  Any additional funding that we obtain in a financing is likely to reduce the percentage ownership of the Company held by our existing security-holders.  The amount of this dilution may be substantial based on our current stock price, and could increase if the trading price of our common stock declines at the time of any financing from its current levels.  To the extent we raise additional capital by issuing equity securities, our stockholders will experience further dilution.  If we raise funds through debt financings, we may become subject to restrictive covenants.  We may also attempt to raise funds through corporate collaboration and licensing arrangements.  To the extent that we raise additional funds through such means, we may be required to relinquish some rights to our technologies or products, or grant licenses on terms that are not favorable to us.  There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.  If we are unable to obtain the needed additional funding, we will have to reduce or even totally discontinue our operations, which would have a significant negative impact on our stockholders and could result in a total loss of their investment in our stock.

Our future capital requirements, and our currently projected operating and liquidity requirements, will depend on many factors, including:

•

The ramping and scaling of the GPS SmartSole® and BLE SmartSole;

•

Supporting growth with advertising and marketing;

•

Our ongoing general and administrative expenses related to our being a reporting company;

•

The cost of developing and improving our products and technologies thru R&D and staying competitive; and

•

The maintenance and the ongoing development of our IP portfolio.

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

Our projected revenues in 2016 rely heavily on the scaling of the GPS and BLE SmartSole®, which were commercially released in early 2015.

We completed the development and testing of our second generation footwear product, the GPS and BLE SmartSole® in 2014 and began commercially shipping the product at the beginning of 2015.  Our revenue projections for 2016 assume that the revenues we generated from the SmartSole will increase significantly from the amount generated in 2015.  However, we cannot predict the future and continued market acceptance of the SmartSole product line.  Accordingly, it is uncertain whether our revenues will equal our internally projected levels.  Failure to reach our target revenue levels will materially, and adversely, affect our financial condition.

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

Wireless technology is rapidly changing, as are the products that our customers are demanding.  In order to be able to provide our customers with the products and services that they desire, we too must continuously develop and offer new and improved products and services.  We have attempted to adjust our product offerings to address changing market conditions by offering products such as proprietary GPS enabled transport containers, footwear location products, and a variety of smartphone location Apps, secure backpacks, etc.  These products have met with short-term or limited commercial success, and there can be no assurances that consumer or commercial demand for our future products will meet, or even approach, our expectations.  In addition, our pricing and marketing strategies may not be successful. Lack of customer demand, a change in marketing strategy and changes to our pricing models could dramatically alter our financial results.  Unless we are able to release location based products that meet a significant market demand, we will not be able to improve our financial condition or the results of our future operations.

In order for our products to be successful, we need to establish market recognition quickly, following the introduction of our products.

We believe it is imperative to our success that we obtain significant market recognition in order to compete in our various markets.  Accordingly, it is important that we establish market recognition for our brands in order to be able to continue to be a material participant in the large markets that we are addressing.  To date, we have utilized various marketing and free media exposure and have tried to build market recognition both directly for our products and also by tying our products to our LOCiMOBILE Apps and the Code Amber Alertag brand that we own.

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

The principal components and subassemblies of our products are currently manufactured for us by two manufacturers. Although we could arrange for other manufacturers to supply these components and subassemblies, there is no assurance that we could do so without undue cost, expense and delay.  If our manufacturers are unable to provide us with adequate supplies of high-quality components on a timely and cost-efficient basis, our operations will be disrupted and our net revenue and profitability will suffer.  Moreover, if those manufacturers cannot consistently produce high-quality products that are free of defects, we may experience a high rate of product returns, which would also reduce our profitability and may harm our reputation and brand.  Although we believe that we could locate alternate contract manufacturers, our operations would be impacted until alternate manufacturers are found.

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

We have had increasing sales in 2015.  We rely on our e-Commerce Store, international distributors, channel partners, a few licensees, telecommunication carriers, affiliates and sells reps to sell our products.  If any of these relationships change or are disrupted, we could lose a significant portion of anticipated revenue.

Our sales will continue to be uncertain and we expect fluctuation in revenues and expenses until we either have a larger installed base of SmartSole users (which user base provides us with predictable, monthly revenues), enter into other license agreements that provide us with regular royalties or subscription revenues, or our LOCiMOBILE® applications are downloaded by a significant larger number of users who pay our download fees.  As such, the amount of revenues we receive from the sale and use of our products, our subscriptions, our licensing agreements, and our downloads, will fluctuate and depend upon our customer’s willingness to buy our products, and for our partner’s abilities to sell the products that contain our technology.  As with any relatively new business enterprise operating in a specialized and intensely competitive market, we are subject to many business risks which include, but are not limited to, unforeseen negative publicity, competition, product liability and lack of operating experience.  Many of the risks may be unforeseeable or beyond our control.  There can be no assurance that we will successfully implement our business plan in a timely manner, or generate sufficient interest in our products or services, or that we will be able to market and sell enough products and services to generate sufficient revenues to continue as a going concern.

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

We anticipate that a growing, and potentially substantial portion of our future revenue from the sale of our products and services may be derived from customers located outside the United States.  As such, a portion of our sales and operations could be subject to tariffs and other import-export barriers, currency exchange risks and exchange controls, foreign product standards, potentially adverse tax consequences, longer payment cycles, problems in collecting accounts receivable, political instability, and difficulties in staffing and managing foreign operations.  Although we intend to monitor our exposure to currency fluctuations and currently the U.S. dollar is very strong giving us a significant buying advantage, there can be no assurance that exchange rate fluctuations will not have an adverse effect on our results of operations or financial condition.  In the future, we could be required to sell our products and services in other currencies, which would make the management of currency fluctuations more difficult and expose our business to greater risks in this regard.

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

As of April 14, 2016 our executive officers and directors, in the aggregate, beneficially own shares representing approximately 14.45% of our common stock. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination. On matters submitted to our stockholders for approval, holders of our common stock are entitled to one vote per share. If our executive officers and directors choose to act together, they would have significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these individuals, if they chose to act together, would have significant influence on the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

As of December 31, 2015 we had short term convertible notes with outstanding principal balances totalling $556,250 and during the first quarter of 2016 we entered into additional short term convertible notes with principal balances of $175,000 all of which can potentially be convertible into shares of the Company’s common stock at prices less than the then-prevailing market price. The lenders for these convertible notes have a financial incentive to convert the notes and realize the profit equal to the difference between the conversion price and the market price.  If the convertible notes are converted, the price of our common stock could decrease.  See further discussion regarding the conversion features of our convertible debentures in footnote 7 of our Financial Statements included herein.

During 2014, we converted notes payable with principal balances of $1,154,438 owed to 112359 Factor Fund, LLC (“Factor Fund”) into 113,955,368 shares of our common stock resulting in an average $0.01 price per share and retired $75,000 of debt owed to Factor Fund in exchange for $1.00.  On March 3, 2015, Atlantic exercised its right to convert the note into 12% of the Company’s outstanding shares of common stock as of November 13, 2014.  As a result, we issued 22,523,226 shares of our common stock at $.0089 per share to Atlantic as conversion of the $200,000 convertible note.  On August 12, 2015, we issued a total of 8,000,000 shares of common stock to an investor, in exchange for the retirement of debt with the conversion of their $120,000 in Convertible Notes that closed in Q1 2015.  On October 6, 2015, we issued a total of 3,000,000 shares of common stock to two investors, in exchange for the retirement of debt with the conversion of their $45,000 in Convertible Notes that closed in Q4 2014. On December 18, 2015, we issued a total of 2,000,000 shares of common stock to an investor, in exchange for the retirement of debt with the conversion of their $30,000 in Convertible Notes that closed in Q4 2014. Our average market price during 2015 was $0.0135 per share.  Although our goal is to limit future issuances of such convertible notes, no assurance can be given that we will not have to raise funds from these types of investments in the future.

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

Our certificate of incorporation authorizes the issuance of up to 2,071,000,000 shares of common stock with a $0.001 par value and 10,000,000 preferred shares with a par value of $0.001, of which 372,104,874 common shares and no preferred shares were issued and outstanding as of April 14, 2016.  From time to time we may increase the number of shares available for issuance in connection with our equity compensation plans.  Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of preferred stock and may choose to issue some or all of such shares to provide additional financing or acquire more businesses in the future.

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

PART II

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.  Our common stock is quoted on the over-the-counter market on the OTCPink trading platform under the symbol “GTXO.”  The following table sets forth the high and low sale prices for our common stock on the OTCPink market for the periods indicated:

	Year Ended
	December 31, 2015
	High	Low
Quarter ended March 31, 2015	$0.022	$0.010
Quarter ended June 30, 2015	$0.020	$0.011
Quarter ended September 30, 2015	$0.016	$0.010
Quarter ended December 31, 2015	$0.013	$0.009

	Year Ended
	December 31, 2014
	High	Low
Quarter ended March 31, 2014	$0.045	$0.008
Quarter ended June 30, 2014	$0.040	$0.016
Quarter ended September 30, 2014	$0.032	$0.008
Quarter ended December 31, 2014	$0.020	$0.006

Holders of Record.  As of April 14, 2016, an aggregate of 372,104,874 shares of our common stock were issued and outstanding and were owned by approximately 186 holders of record, based on information provided by our transfer agent.  The foregoing number of record holders does not include an unknown number of stockholders who hold their stock in “street name.”

Recent Sales of Unregistered Securities.

On October 06, 2015, we issued a total of 3,000,000 shares of common stock to two investors in exchange for the retirement of debt with the conversion of their $45,000 in Convertible Notes that closed in Q4 2014.

On October 15, 2015, we issued a total of 10,325,000 shares of common stock (valued at $104,000) to eight consultants for services rendered.  Additionally, we issued 500,000 shares of common stock to each of our Board Members for a total of 2,500,000 shares of common stock (valued at $25,000) for their participation at the Board meeting held in October 2015, and issued 250,000 shares of common stock (valued at $2,750) to one employee for services rendered.

On December 18, 2015, we issued a total of 2,000,000 shares of common stock to an investor, in exchange for the retirement of debt with the conversion of their $30,000 in Convertible Notes that closed in Q4 2014.

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

Equity Compensation Plan Information.

On March 14, 2008, we adopted the 2008 Equity Compensation Plan (the “2008 Plan”) pursuant to which we are authorized to grant stock options, stock awards and stock appreciation rights of up to 7,000,000 shares of common stock to our employees, officers, directors and consultants.  The 2008 Plan is administered by the Board of Directors of the Company.  The following table provides information with respect to outstanding options as of December 31, 2015 pursuant to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)
2015
Equity compensation plans approved by security holders	452,493	$0.080	2,234,877
Equity compensation plans not approved by security holders	--	--	--
Total	452,493	$0.080	2,234,877

As a result of the cancellation and expiration of options subsequent to December 31, 2015, there are approximately 2,235,000 options available for issuance under the 2008 Plan as of April 14, 2016.

ITEM 6.

SELECTED FINANCIAL DATA.

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Business.  GTX Corp and its subsidiaries (currently, Global Trek Xploration, Inc. and LOCiMOBILE, Inc.) are engaged in businesses that design, develop and sell various interrelated and complementary products and services in the Personal Location Services marketplace. GTX California focuses on hardware and software design and development of products and services by offering a Global Positioning System (“GPS”) and cellular location platform that enables subscribers to track in real time the whereabouts of people, pets or high valued assets through a miniaturized transceiver module, wireless connectivity gateway, middleware and viewing portal. LOCiMOBILE, Inc. has developed and owns LOCiMobileTM, a suite of mobile tracking applications that turn the iPhone, Android, BlackBerry and other GPS enabled handsets into a tracking device which can then be tracked from handset to handset or through our Location Data Center tracking portal and which allows the user to send a map to the recipient’s phone showing the user’s location. During 2014, we also provided state Amber Alerts throughout the US and Canada via website tickers and news feeds to merchants, internet service providers, affiliate partners, corporate sponsors and local, state and federal agencies through Code Amber News Service, Inc. (“CANS”), a wholly-owned subsidiary.  In February 2015, we dissolved CANS in order to focus primarily on our GPS monitoring products.  The following discussion regarding our results of operations for all of 2014 and the interim period prior to CANS’ dissolution in 2015 include CANS.

Results of Operations

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Annual Report.

The following table represents our statement of operations for the years ended December 31, 2015 and 2014:

	Year ended December 31,
	2015		2014
	$	% of Revenues	$	% of Revenues

Revenues	449,254	100%	138,336	100%
Cost of goods sold	300,038	67%	74,843	54%
Net profit	149,216	33%	63,493	46%

Operating expenses:
Wages and benefits	873,942	195%	408,720	295%
Professional fees	337,536	75%	358,700	259%
Impairment of capitalized assets	-	0%	10,000	7%
General and administrative	227,467	51%	268,353	194%
Total operating expenses	1,438,945	320%	1,045,773	756%

Loss from operations	(1,289,729)	-287%	(982,280)	-710%

Other expense, net	10,021	2%	(821,210)	-594%
Net loss	(1,279,708)	-285%	(1,803,490)	-1304%

Revenues

Overall, our results of operations in fiscal 2015 were substantially better than the results of 2014.  Revenues in fiscal 2015 increased $310,918 or 225% in comparison to fiscal 2014 primarily due to the launch of the new GPS SmartSole product line, and continuing sales of stand-alone device, Apps, Alertags, platform test agreements and the month over month increase in subscribers. The increases were expected based on (1) management’s shift in strategy from licensing its products to developing and selling products directly to consumers and distributors, which took effect at the end of 2014 and (2) management’s focus on the launch of GPS SmartSoles, BLE SmartSole and the relaunch of the Track-My-Workforce App.  Based on the early sales and order data for 2016, we anticipate that revenues from the sale the SmartSole products and the recurring monthly subscriptions from SmartSole products in 2016 will represent a growing portion of our revenues.  We also anticipate that we will continue to generate additional revenues from our stand-alone devices, BLE devices, and Alert Tags.

Cost of goods sold

Cost of goods sold for fiscal 2015 increased by $225,195 or 301% compared to fiscal 2014 due primarily to the increase in sales, as discussed above.  Cost of goods as a percentage of sales increased from 54% in fiscal 2014 to 67% in fiscal 2015 as a result of the launch of the new SmartSole and the subsequent costs associated with the purchase and sell of the inventory.

Wages and benefits

Wages and benefits for fiscal 2015 increased $465,222 or 114% compared to fiscal 2014.  The change is a direct result of the increase in product sales and subscribers, which required an increase in support staff.

Professional fees

Professional fees consist of costs attributable to consultants and contractors who primarily spend their time on sales, marketing and product development; business development; investor relations; legal fees; and accounting expenses. Such costs decreased $21,164 or 6% in fiscal 2015 compared to fiscal 2014 primarily due to a reduction in in the amount of services we needed from such outside consultants, as well as, overall cost cutting measures.

Impairment of capitalized assets

Management evaluates our capitalized assets on a regular basis and recognizes a write-down to net realizable value when it is determined that the assets value has been impaired. No such impairment charges were incurred in fiscal 2015.

General and administrative

General and administrative costs during fiscal 2015 decreased by $40,886 or 15% in comparison to fiscal 2014 despite the costs related to the launch, marketing and market development associated with our GPS and BLE SmartSoles, which increased website development costs and travel expenses.

Other expense, net

Other expense, net for 2015 consists primarily of costs associated with our debt financings. During the year ended December 31, 2015, approximately $137,000 of debt was forgiven by the former COO of the Company and a loss of approximately $32,000 was recognized upon the settlement of debt with stock resulting in a non-cash gain on extinguishment of debt of approximately $105,000. During the year ended December 31, 2014, approximately $2,290,000 of debt was converted into 115,418,861 shares of our common stock valued at approximately $1,777,000 resulting in a non-cash loss on extinguishment of debt of $513,336.  Additionally, the accounting treatment for the bifurcation of the derivative liabilities embedded in our long-term and short-term convertible notes results in net derivative, non-cash income of $13,490 in fiscal 2015, and non-cash expense of $299,716 in fiscal 2014.  The net derivative expense represents the change in fair value of the derivative liability during the period as well as the amortization of the related debt discount.

Net loss

Net loss during fiscal 2015 decreased approximately 29% in comparison to the net loss incurred during fiscal 2014.  The decrease is primarily due to the decrease in loss on extinguishment of debt and derivate expenses, and to a less extent to increased revenues associated with launch of our new GPS SmartSole product line as discussed above.

Liquidity and Capital Resources

As of December 31, 2015, we had approximately $8,000 in cash and $161,000 of other current assets, and $1,289,000 of current liabilities, resulting in a working capital deficit of approximately $1,128,000 compared to approximately $12,000 in cash and a working capital deficit of approximately $1,196,000 as of December 31, 2014.

Net cash used in operating activities was approximately $666,000 for fiscal 2015 compared to approximately $532,000 for fiscal 2014.  The increase in net cash used in operating activities was largely attributable to a decrease in our net loss offset by the gain on extinguishment of debt, stock based compensation, and adjustments to our derivative liabilities, as well as, decreases in inventory, accounts payable to vendors, and the continued accrual of portions of wages payable to members of management in an effort to preserve cash for working capital needs.

Net cash provided by financing activities during fiscal 2015 was $688,000 and consisted of proceeds totaling $705,000 received from advances under various convertible note payable agreements.  Net cash provided by financing activities during fiscal 2014 was $482,000 and consisted of proceeds totaling $486,000 received from advances under various convertible note payable agreements.

 We expect to continue to generate revenues from our product sales, subscriptions, licensing, Track My Work Force, international distributors, hardware sales, professional services, new customers in the pipeline and possibly from the monetization of our IP portfolio.  However, the amount of such revenues is unknown and is not expected to be sufficient to fund our working capital needs.  Accordingly, we anticipate that we will have to continue to raise additional capital in order to fund our operations in 2016.

In order to continue funding our working capital needs and our product development costs, during 2015 we entered into seven (7) separate note and share purchase agreements with 7 independent accredited investors.  As a result, we issued convertible notes with a total principal balance of $771,250 (the “2015 Convertible Notes”).  In exchange for the 2015 Convertible Notes, we received cash proceeds of $705,000.  The 2015 Convertible Notes carry an original issue discount of 20%, mature after one-year and are convertible into common stock of the Company at $0.015 per share, subject to adjustment and mandatory conversion.  In addition to the 2014 and 2015 Convertible Notes issued, a total of 2,175,000 additional shares of the Company’s common stock are required to be issued to the investors because the Q4 2014 Convertible Notes were not repaid or converted prior to June 30, 2015.  As of December 31, 2015 only 125,000 of these additional shares have been issued, and 4 of the Convertible Notes were converted, thus nullifying the additional share issuances for these.

Subsequent to December 31, 2015, we entered into note and share purchase agreements with four independent accredited investors.  As a result, we issued convertible notes with a total principal balance of $175,000 (the “Q1 2016 Convertible Notes”) for cash proceeds of $162,000.

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

As noted above, based on budgeted revenues and expenditures, unless revenues increase significantly, we believe that our existing and projected sources of liquidity may not be sufficient to satisfy our cash requirements for the next twelve months. Accordingly, we will need to raise additional funds in 2016.  The sale of additional equity securities will result in additional dilution to our existing stockholders. Sale of debt securities could involve substantial operational and financial covenants that might inhibit our ability to follow our business plan.  Any additional funding that we obtain in a financing is likely to reduce the percentage ownership of the Company held by our existing security-holders.  The amount of this dilution may be substantial based on our current stock price, and could increase if the trading price of our common stock declines at the time of any financing from its current levels.  We may also attempt to raise funds through corporate collaboration and licensing arrangements.  To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to grant licenses on terms that are not favorable to us. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.  If we are unable to obtain the needed additional funding, we may have to further reduce our current level of operations, or may even have to totally discontinue our operations.

We are subject to many risks associated with early stage businesses, including the above discussed risks associated with the ability to raise capital.  Please see the section entitled “Risk Factors” for more information regarding risks associated with our business.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations as of December 31, 2015:

		Payments due by period
	Total	Less than 1 year	1-3 years	More than 3 years
Atlantic Note	$-	$-	$-	$-
Q4 2014 Notes	126,000	126,000	-	-
2015 Convertible Notes	630,250	430,250	200,000	-
Total	$756,250	$556,250	$200,000	$-

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred net losses of $1,279,708 and $1,803,490 for the years ended December 31, 2015 and 2014, respectively, has incurred losses since inception resulting in an accumulated deficit of $18,519,063 as of December 31, 2015, and has negative working capital of $1,128,464 as of December 31, 2015.   A significant part of our negative working capital position at December 31, 2015 consisted of $291,451 of amounts due to officers and management of the Company for accrued wages.  The Company anticipates further losses in the development of its business.

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

Revenue Recognition

Revenues consist primarily of the sale of our GPS tracking devices and the related monthly service fees, the sale of our GPS SmartSole via various pilot programs, the monthly service fee from subscribers of the GPS SmartSole, and our mobile tracking applications sold via the Apple iTunes Store and the Google Marketplace.

The Company recognizes revenue from product sales when the product is shipped to the customer and title has transferred. The Company recognizes application revenue when the application is purchased by the customer.  The Company assumes no remaining significant obligations associated with the product sale other than that related to its warranty program discussed below. Revenue related to monthly service fees both for the GPS and BLE SmartSole, GPS tracking devices, Alert Tag, licensing agreements and annual subscriptions are recognized over the respective terms of the agreements.

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

Product Warranty

The Company’s warranty policy provides repair or replacement of products (excluding GPS Shoe devices) returned for defects within ninety days of purchase. Warranty liabilities are recorded at the time of sale for the estimated costs that may be incurred under our standard warranty. As of December 31, 2015, products returned for repair or replacement have been immaterial. Accordingly, a warranty liability has not been deemed necessary.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act, as amended). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment, management identified significant deficiencies related to: (i) our internal review functions, and (ii) a lack of segregation of duties within accounting functions. As a result, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting were not effective based on the criteria established in Internal Control–Integrated Framework. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with any policies and procedures may deteriorate. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. We are in the process of determining how best to change our current system and implement a more effective system however there can be no assurance that implementation of any change will be completed in a timely manner or that it will be adequate once implemented. To the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. We believe that the foregoing steps will help remediate the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

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

The following table sets forth information regarding our executive officers and directors.

Name	Position Held	Age	Date First Appointed
Patrick E. Bertagna	President, Chief Executive Officer and Chairman of the Board	52	March 14, 2008
Alex McKean	Chief Financial Officer	51	October 3, 2011
Christopher M. Walsh	Director	66	July 1, 2015
Louis Rosenbaum	VP of Operations & Finance, Director	65	March 14, 2008 (Director) March 1, 2015 (VP)
Andrew Duncan	Director, Audit Committee Member, Corporate Secretary and Treasurer	51	April 2, 2010
Greg Provenzano	Director, Audit Committee Member	53	April 2, 2010

Biographical Information

The following describes the backgrounds of current executive officers and directors.  Our Board of Directors has determined that Greg Provenzano is an independent director as defined in the NASDAQ rules governing members of boards of directors.

Mr. Bertagna is the sole director and the Chief Executive Officer of GTX California and LOCiMOBILE, Inc.  He also was the CEO of Code Amber News Service, Inc., the subsidiary that we dissolved in February 2015.  Mr. Rosenbaum is the VP of Operations and Finance and Mr. McKean is the Interim Chief Financial Officer of each of those subsidiaries.

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

Alex McKean – Chief Financial Officer

Mr. McKean was appointed as our Interim Chief Financial Officer in October 2011, a position that he has held until we made him Chief Financial Officer in 2015.  He is currently also the Chief Financial Officer of Encore Brands, Inc., a position he has held since October 2009.  Previous to that, he acted as an independent management consultant under his own firm, SGT Enterprises, Inc. as well as an independent contractor with Robert Half International and Ajilon Finance. Prior to establishing his own firm, during 2004-2007 Mr. McKean was with Parson Consulting working in such areas as: strategy, financial modeling, SEC filings, process management and Sarbanes Oxley. Mr. McKean has held positions as a Controller and VP of Finance at 24:7 Film from 2002-2004, VP of Finance at InternetStudios.com from 2000-2002, Director of FP&A/SVP at Franchise Mortgage Acceptance Company from 1998-2000, as Corporate Accounting Manager/Treasurer of Polygram Filmed Entertainment from 1996-1998 and Assistant Treasurer/Controller for State Street Bank from 1989-1996.

Mr. McKean holds an International MBA from Thunderbird's School of Global Management and undergraduate degrees in Finance and Political Science from Trinity University.

Christopher M. Walsh - Director

Mr. Walsh joined this company as its Chief Operating Officer in March 2008, as of June 30, 2015 we accepted his resignation of the his position and transitioned him into a Director on July 1, 2015.  Mr. Walsh began his career with Nike in 1974 and subsequently established and implemented Nike’s first manufacturing operation in the Far East. In 1989, Mr. Walsh joined Reebok International as Vice President of Production. In that role he established the Company's inaugural Asian organization headquartered in Hong Kong with satellite organizations across Asia, and also played a critical role on the Reebok Pump Task Force directing the manufacturing initiatives associated with the unique components of the Pump system. After Reebok, Mr. Walsh moved to LA Gear in 1992 and, as Chief Operating Officer, became a critical figure in the turnaround team assembled by LA Gear and was responsible for all research and development, design, manufacturing, sourcing, quality control, distribution and logistics.

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

Louis Rosenbaum – VP of Operations and Finance, Director

Mr. Rosenbaum served as a member of GTX California’s Board of Directors from September 2002 until June 2005 and then again from October 2007 until March 2008, at which time he became a director of GTX Corp.  Subsequently, Mr. Rosenbaum was asked to act as the VP of Operations and Finance since March 1, 2015.  Mr. Rosenbaum was a founder and early investor in Global Trek Xploration.

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

Based solely on its review of the copies of reporting forms received by the company, the company believes that the following Forms 4 were not filed as required under Section 16(a) of the Securities Exchange Act of 1934:

On October 15, 2015, Form 4s for each director for the issuances: Patrick Bertagna 500,000 shares, Andrew Duncan 500,000 shares, Louis Rosenbaum 500,000 shares and Christopher Walsh 500,000 shares.

ITEM 11.

EXECUTIVE COMPENSATION

Summary Compensation Table.  The following table sets forth the compensation for the fiscal years ended December 31, 2015 and 2014 for services rendered to us by all persons who served as our Chief Executive Officer and our Chief Financial Officer and most highly compensated executive officers other than our Chief Executive Officer and Chief Financial Officer (collectively, the “Named Executive Officers”) who received compensation in excess of $100,000 in 2015.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 12/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)(3)	Total ($)
Patrick Bertagna(1)	2015	150,000	40,000	22,475	–	15,000	227,475
	2014	150,000	–	22,850	–	10,060	182,910

Alex McKean(2)	2015	24,000	–	2,750	–	–	26,750
	2014	10,000	–	–	–	–	10,000

(1)

Mr. Bertagna, our Chief Executive Officer has agreed to accrue portions of his salary in an effort to preserve cash for other working capital needs of the Company.  As of December 31, 2015, Mr. Bertagna was owed $221,467 for accrued wages.  On February 9, 2015, Mr. Bertagna was granted 250,000 shares of common stock valued at $0.01 per share and on October 15, 2015 another 500,000 shares of common stock as compensation for his attendance of Board Meetings. Mr. Bertagna was granted 875,000 shares of common stock valued at $0.015 per share as payment of accrued wages related to 2014.

(2)

Mr. McKean, our Chief Financial Officer has agreed to accrue portions of his salary in an effort to preserve cash for other working capital needs of the Company.  As of December 31, 2015 and 2014, $31,336 and $19,670 was owed to Mr. McKean for his services as our Interim Chief Financial Officer.  Mr. McKean was granted 250,000 shares of common stock valued at $0.01 per share on October 15, 2015 for his services.

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

The following table summarizes the compensation of each of our directors who is not also a named executive officer for their service as a director for the year ended December 31, 2015.  The compensation of Mr. Bertagna, who serves as a director and as our Chief Executive Officer, is described above in the Summary Compensation Table.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Louis Rosenbaum(1)	--	8,475	--	N/A	N/A	N/A	8,475
Andrew Duncan(2)	--	8,475	--	N/A	N/A	N/A	8,475
Greg Provenzano	--	8,475	--	N/A	N/A	N/A	8,475
Patrick Aroff(3)	--	3,475	--	N/A	N/A	N/A	3,475
Christopher Walsh(4)	--	5,000	--	N/A	N/A	N/A	5,000

______________

(1)

Mr. Rosenbaum has provided consulting services to the Company in previous years. During 2015, Mr. Rosenbaum was granted 875,000 shares of common stock valued at $14,000 as payment for consulting services earned in 2014.  Additionally, Mr. Rosenbaum earned $80,000 in 2015 relating to services of which $48,875 remained accrued as of December 31, 2015.

(2)

Mr. Duncan also provides consulting services to the Company.  During 2015, Mr. Duncan was granted 1,312,500 shares of common stock valued at $21,000 as payment for consulting services earned in 2014.  Additionally, Mr. Duncan earned $96,000 in 2015 relating to services of which $51,125 remained accrued as of December 31, 2015.

(3)

Mr. Aroff, was granted 250,000 shares of common stock valued at $3,475 as payment for his time as a director in 2015 prior to his resigning on June 30, 2015.

(4)

Mr. Walsh, was granted 500,000 shares of common stock valued at $5,000 as payment for his time as a director in 2015 after his appointment on July 1, 2015.

On February 9, 2015, we issued 250,000 shares of common stock to each of our board of directors (total of 1,250,000 shares, valued at $17,375) as compensation for their attendance at a board meeting.

On October 15, 2015, we issued 500,000 shares of common stock to each of our board of directors (total of 2,500,000 shares, valued at $25,000) as compensation for their attendance at a board meeting.

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

Alex McKean, was the Company’s Interim Chief Financial Officer from October 3, 2011, and was appointed full-time in 2015.  He is not employed pursuant to a formal employment agreement.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of April 14, 2016, regarding the beneficial ownership of our common stock by (i) each stockholder known by us to be the beneficial owner of more than five percent of our common stock, (ii) by each of our executive officers named in the Summary Compensation Table and our directors and (iii) by all of our executive officers and directors as a group.  Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned.  Unless otherwise noted in the table, the address for each of the persons identified is 117 W 9th Street; Suite 1214, Los Angeles, CA  90015.  Beneficial ownership is calculated based upon 372,104,874 shares of common stock issued and outstanding as of April 14, 2016.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Common Stock
Patrick E. Bertagna CEO and Chairman of the Board	22,497,045 shares	6.05%

Alex McKean Interim Chief Financial Officer	2,773,864 shares	0.75%

Louis Rosenbaum(2) VP of Operations & Finance, Director	8,742,279 shares	2.35%

Andrew Duncan Director, Corporate Secretary and Treasurer	13,062,943 shares	3.51%

Greg Provenzano Director	2,131,908 shares	0.57%

Christopher Walsh Director	4,561,836 shares	1.23%

All directors and named executive officers as a group (6 persons)	53,769,875 shares	14.45%

Other greater than 5% ownership Shareholders
Atlantic Footcare, Inc. 229 Quaker Highway North Smithfield, RI 02896	22,523,226 shares	6.05%

_________________

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

(2)

The 8,742,279 shares beneficially owned include 8,492,279 shares of common stock and 250,000 stock options.

Changes in Control.  We are not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403 of Regulation S-K.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence.  One of our five directors is independent within the definition of “independence” as defined in the Nasdaq rules governing members of boards of directors.

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Audit Committee has appointed LBB & Associates Ltd., LLP as our independent registered public accounting firm.  The following table shows the fees that were paid or accrued by us for audit and other services provided by LBB & Associates Ltd., LLP:

	2015	2014
Audit Fees (1)	$43,600	$32,000
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees	-	-
Total	$43,600	$32,000

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

Exhibit Number	Description

3.1	Articles of Incorporation of the Registrant filed with the State of Nevada on April 7, 2006(2)
3.2	Amended and Restated Bylaws of the Registrant(3)
4.1	2008 Equity Compensation Plan(7)
10.1	Employment Agreement between the Registrant and Patrick E. Bertagna dated March 14, 2008(3)
10.2	Employment Agreement between the Registrant and Christopher M. Walsh dated March 14, 2008(3)
10.4	Registration Rights Agreement, dated November 16, 2009, between the Registrant and Dutchess Equity Fund, LP.(6)
10.5	Form of Securities Purchase Agreement (August 2011 Private Placement)(8)
10.6	Form of Warrant Agreement (August 2011 Private Placement)(8)
10.7	Form of Subscription Application (August 2011 Private Placement)(8)
10.8	Securities Purchase Agreement by and between GTX Corp and 112359 Factor Fund, LLC, dated September 19, 2013(9)
10.9	Secured Amended & Restated Convertible Debenture by and between GTX Corp and 112359 Factor Fund, LLC, dated September 19, 2013, in principal amount of $123,394(9)
10.10	Secured Convertible Debenture by and between GTX Corp and 112359 Factor Fund, LLC, dated September 19, 2013, in the principal amount of $200,000(9)
10.11	Secured Convertible Debenture by and between GTX Corp and 112359 Factor Fund, LLC, dated September 19, 2013, in the principal amount of $901,000(9)
10.12	Security Agreement by and between GTX Corp and its subsidiaries and 112359 Factor Fund, LLC, dated September 19, 2013(9)
10.13	Pledge Agreement by and between Patrick Bertagna, GTX Corp and 112359 Factor Fund, LLC, dated September 19, 2013(9)
10.14	Form of Note and Share Purchase Agreement (Q4 2014 and Q1 2015)(1)
10.15	Form of Convertible Promissory Note (Q4 2014 and Q1 2015)(1)
10.16	Form of Warrant Agreement (Q1 2015)(1)
14.1	Code of Business Conduct and Ethics(3)
21.1	Subsidiaries(1)
23.1	Consent of LBB & Associates Ltd., LLP(1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act(1)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act(1)
32.1	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002(1)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

_______________

(1)	Filed herewith.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 as filed December 12, 2006.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 20, 2008.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated March 20, 2009.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 18, 2009.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 17, 2010.
(7)	Previously filed on May 22, 2008 as an exhibit to our Registration Statement on Form S-8, File No. 333-151114 and incorporated herein by reference.
(8)	Previously filed on October 3, 2011 as part of the Registrant’s Registration Statement on Form S-1 (File No. 333-177146) and incorporated herein by reference.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 25, 2013.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTX Corp (Registrant)

Date: April 14, 2016	By:	/s/ Patrick E. Bertagna
Patrick E Bertagna
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Patrick E. Bertagna	Chief Executive Officer and Director (Principal Executive Officer)	April 14, 2016
/s/ Alex McKean	Chief Financial Officer (Principal Accounting Officer)	April 14, 2016
/s/ Christopher Walsh	Director	April 14, 2016
/s/ Louis Rosenbaum	Director, VP of Operations and Finance	April 14, 2016
/s/ Greg Provenzano	Director	April 14, 2016
/s/ Andrew Duncan	Director , Treasurer, Secretary	April 14, 2016

LBB & ASSOCIATES LTD., LLP

10260 Westheimer Road, Suite 310

Houston, TX 77042

Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

GTX Corp

Los Angeles, CA

We have audited the accompanying consolidated balance sheets of GTX Corp (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2015. GTX Corp’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GTX Corp as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations and its likely need for additional financing in order to meet its financial obligations raise substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas

April 14, 2016

GTX CORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014

ASSETS

Current assets:
Cash and cash equivalents	$7,868	$12,168
Accounts receivable, net	40,984	31,134
Inventory	57,643	100,366
Other current assets	54,477	15,559

Total current assets	160,972	159,227

Property and equipment, net	131,792	3,120
Intangible assets	15,972	121,602

Total assets	$308,736	$283,949

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$438,960	$564,821
Accrued expenses - related parties	291,451	328,050
Deferred revenues	2,775	77,564
Convertible promissory note, net of discount	556,250	371,451
Derivative liabilities	-	13,490
Total current liabilities	1,289,436	1,355,376

Long-term convertible debt	200,000	-

Total liabilities	1,489,436	1,355,376

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 2,071,000,000 shares authorized; 355,431,281 and 264,620,555 shares issued and outstanding at December 31, 2015 and 2014, respectively	355,431	264,620
Additional paid-in capital	16,982,932	15,903,308
Accumulated deficit	(18,519,063)	(17,239,355)

Total stockholders’ deficit	(1,180,700)	(1,071,427)

Total liabilities and stockholders’ deficit	$308,736	$283,949

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014

Revenues	$449,254	$138,336

Cost of goods sold	300,038	74,843

Gross margin	149,216	63,493

Operating expenses
Wages and benefits	873,942	408,720
Professional fees	337,536	358,700
Impairment of capitalized assets	-	10,000
General and administrative	227,467	268,353

Total operating expenses	1,438,945	1,045,773

Loss from operations	(1,289,729)	(982,280)

Other income (expenses)
Gain (loss) on extinguishment of debt	105,192	(513,336)
Derivative income (expense)	13,490	(299,716)
Interest expense	(108,661)	(8,158)

Total other income (expenses)	10,021	(821,210)

Net loss	$(1,279,708)	$(1,803,490)

Weighted average number of common shares outstanding - basic and diluted	318,672,595	163,270,525

Net loss per common share - basic and diluted	$(0.00)	$(0.01)

See accompanying notes to consolidated financial statements.

GTX CORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2013	-	$ -	131,352,518	$ 131,352	$14,009,430	$(15,435,865)	$(1,295,083)
Issuance of common stock for services	-	-	12,941,176	12,941	152,646	-	165,587
Issuance of common stock for accrued expenses	-	-	4,908,000	4,908	80,364	-	85,272
Issuance of common stock for conversion of debt	-	-	115,418,861	115,419	1,660,868	-	1,776,287
Net loss	-	-	-	-	-	(1,803,490)	(1,803,490)
Balance, December 31, 2014	-	-	264,620,555	264,620	15,903,308	(17,239,355)	(1,071,427)
Issuance of common stock for services	-	-	42,600,000	42,600	474,603	-	517,203
Issuance of common stock for accrued expenses	-	-	12,562,500	12,563	220,437	-	233,000
Issuance of common stock for conversion of debt	-	-	35,523,226	35,523	384,709	-	420,232
Issuance of common stock for financing	-	-	125,000	125	(125)	-	-
Net loss	-	-	-	-	-	(1,279,708)	(1,279,708)
Balance, December 31, 2015	-	$ -	355,431,281	$ 355,431	$16,982,932	$(18,519,063)	$(1,180,700)

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014
Cash flows from operating activities
Net loss	$(1,279,708)	$(1,803,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,172	7,747
Bad debt expense	629	-
Impairment of capitalized assets	-	10,000
Stock-based compensation	517,203	165,587
(Gain) loss on extinguishment of debt	(105,192)	513,336
Derivative (income) expense	(13,490)	299,716
Amortization of debt discount	90,802	-
Changes in operating assets and liabilities:
Accounts receivable	(10,479)	(29,242)
Inventory	42,723	(99,600)
Other current and non-current assets	(38,918)	6,550
Accounts payable and accrued expenses	(13,940)	232,060
Accrued expenses - related parties	215,901	107,072
Deferred revenues	(74,789)	58,573

Net cash used in operating activities	(666,086)	(531,691)

Cash flows from investing activities
Purchase of intangible assets	(21,400)	-
Purchase of property and equipment	(4,814)	(3,145)

Net cash used in investing activities	(26,214)	(3,145)

Cash flows from financing activities
Proceeds from convertible debt	705,000	486,250
Payments on convertible debt	(17,000)	-
Payments on short-term debt - related party	-	(4,000)

Net cash provided by financing activities	688,000	482,250

Net change in cash and cash equivalents	(4,300)	(52,586)

Cash and cash equivalents, beginning of period	12,168	64,754

Cash and cash equivalents, end of period	$7,868	$12,168

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$17,858	$-

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock for conversion of debt	$420,232	$1,776,287
Issuance of debt for intangible assets	$-	$43,750
Issuance of common stock for accrued expenses	$233,000	$85,272

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

1.

ORGANIZATION AND BASIS OF PRESENTATION

During the periods covered by these financial statements, GTX Corp and subsidiaries (the “Company” or “GTX”) were engaged in businesses that design, develop and sell various interrelated and complementary products and services in the Personal Location Services marketplace.  GTX owns 100% of the issued and outstanding capital stock of Global Trek Xploration (“GTX California”) and LOCiMOBILE, Inc.  Until February 2015, GTX also owned 100% of Code Amber News Service, Inc. (“CANS”).

GTX California focuses on hardware, software, connectivity, design and development of Global Positioning System (“GPS”) and Bluetooth Low Energy (“BLE”) monitoring and tracking solutions by providing real-time tracking of the whereabouts of people and high valued assets. Utilizing a miniature quad band GPRS transceiver, antenna, circuitry, battery and inductive charging pad our product(s) can be customized and integrated into numerous products whose location and movement can be monitored in real time over the Internet through our 24x7 tracking portal or on a web enabled cellular telephone.  Our core products and services are supported by an IP portfolio of patents, patents pending, registered trademarks, copyrights, URLs and a library of software source code. LOCiMOBILE, Inc., has been at the forefront of Smartphone application (“App”) development since 2008. With a suite of mobile applications that turn the iPhone, iPad, Android and other GPS enabled handsets into a tracking device which can be tracked from handset to handset or through our tracking portal or on any connected device with internet access. LOCiMOBILE has launched numerous Apps across multi mobile device operating systems and continues to launch consumer and enterprise apps. Until its dissolution in February 2015, CANS provided state Amber Alerts throughout the US and Canada via website tickers and news feeds to merchants, internet service providers, affiliate partners, corporate sponsors and local, state and federal agencies.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The accompanying consolidated financial statements reflect the accounts of GTX Corp and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred net losses of $1,279,708 and $1,803,490 for the years ended December 31, 2015 and 2014, respectively, has incurred losses since inception resulting in an accumulated deficit of $18,519,063 as of December 31, 2015, and has negative working capital of $1,128,464 as of December 31, 2015. A significant part of our negative working capital position at December 31, 2015 consisted of $291,451 of amounts due to officers and management of the Company for accrued wages.  The Company anticipates further losses in the development of its business.

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

Allowance for Doubtful Accounts

We extend credit based on our evaluation of the customer’s financial condition.  We carry our accounts receivable at net realizable value. We monitor our exposure to losses on receivables and maintain allowances for potential losses or adjustments. We determine these allowances by (1) evaluating the aging of our receivables; and (2) reviewing high-risk customers financial condition. Past due receivable balances are written off when our internal collection efforts have been unsuccessful in collecting the amount due.  Our allowance for doubtful accounts was $0 as of December 31, 2015 and $4,000 as of December 31, 2014.

Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold in the accompanying consolidated statements of operations.

Product Warranty

The Company’s warranty policy provides repair or replacement of products (excluding GPS Shoe devices) returned for defects within ninety days of purchase. Warranty liabilities are recorded at the time of sale for the estimated costs that may be incurred under our standard warranty. As of December 31, 2015, products returned for repair or replacement have been immaterial.  Accordingly, a warranty liability has not been deemed necessary.

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

Inventory

Inventory generally consists of raw materials and finished goods and is valued at the lower of cost (first-in, first-out) or net realizable value. The Company evaluates its inventory for excess and obsolescence on a regular basis. In preparing the evaluation the Company looks at the expected demand for the product, as well as changes in technology, in order to determine whether or not a reserve is necessary to record the inventory at net realizable value.  For the years ending December 31, 2015 and 2014 the Company did not recognize any charges to expense associated with excess and obsolete inventory cost adjustments.

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

Intangible Assets

The Company records identifiable intangible assets acquired from other enterprises or individuals at cost.  Intangible assets consist of a licensing agreement enabling the Company to sell its GPS-related vehicle tracking software and services.  As of December 31, 2015 and 2014, the Company had capitalized $15,000 and $120,630 related to intangible assets, respectively. During the current year ended December 31, 2015, the Company reclassified $127,030 to software development.

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

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no dilutive shares outstanding as of December 31, 2015 and 2014. Common stock equivalents, totaling 81,434,946 and 2,452,493 at December 31, 2015 and 2014, respectively, were not included in the computation of diluted earnings per share in 2015 and 2014 on the consolidated statements of operations due to the fact that the Company reported a net loss in 2015 and 2014 and to do so would be anti-dilutive for that period.

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

3.

RELATED PARTY TRANSACTIONS

In order to preserve cash for other working capital needs various officers, members of management and Board Members agreed to accrue portions of their wages since 2011.  As of December 31, 2015 and 2014, the Company owed $291,451 and $328,050, respectively, for such accrued wages.

4.

INVENTORY

Inventories consist of the following:

	December 31,
	2015	2014
Raw materials	$51,768	$99,490
Finished goods	5,875	876
Total Inventories	$57,643	$100,366

5.

PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	December 31,
	2015	2014
Computer and office equipment	$86,821	$86,265
Software	18,744	18,744
Website development	192,729	189,627
Software development	202,834	74,648
Less: accumulated depreciation	(369,336)	(366,164)

Total property and equipment, net	$131,792	$3,120

Depreciation expense for the years ended December 31, 2015 and 2014 was $3,172 and $7,747, respectively.

6.

CONCENTRATIONS

We currently rely on one manufacturer to supply us with our GPS SmartSole and one manufacturer to supply us with the GPS device included in the GPS SmartSole. The loss of either of these manufacturers could severely impede our ability to manufacture the GPS SmartSole.

During the year ended December 31, 2015, the Company’s customer base was comprised of approximately a dozen B2B wholesale distributors, representing 54% of our annual revenues and 34% B2C with hundreds of individual consumers who bought through our online ecommerce store. The Company had two customers representing approximately17% and 13%, respectively, of sales and one customer representing approximately 10% of total accounts receivable for the year ended December 31, 2015. The Company had one customer representing approximately 41% of sales and one customer representing approximately 76% of total accounts receivable for the year ended December 31, 2014.

7.

DEBT

The following table summarizes the components of our short-term borrowings:

	December 31, 2015	December 31, 2014

Atlantic Note	$-	$200,000
Q4 2014 Convertible Notes	126,000	201,000
Q1 2015 Convertible Notes	150,000	-
Q2 2015 Convertible Notes	200,000	-
Q3 2015 Convertible Notes	84,000	-
Q4 2015 Convertible Notes	196,250	-
Total short-term convertible notes	756,250	401,000
Less: Debt discount	-	(29,549)
Convertible notes, net of debt discount	$756,250	$371,451

Short-term borrowings	$556,250	$371,451

Long-term borrowings	$200,000	$-

Short-term derivative liabilities	$-	$13,490

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

Convertible Notes

During the fourth quarter of 2014 we entered into 10 separate note and share purchase agreements with 10 independent accredited investors.  As a result, we have issued ten convertible notes with a total principal balance of $201,000 (the “Q4 2014 Convertible Notes”) and granted 1,675,000 shares of common stock (“Q4 2014 Stock”) of which 250,000 remained to be issued at December 31, 2015.  In exchange for the Q4 2014 Convertible Notes and Q4 2014 Stock, we received cash proceeds of $167,500.  The Q4 2014 Convertible Notes carry an original issue discount of 17%, mature on December 31, 2015 and are convertible into common stock of the Company at $0.015 per share, subject to adjustment and mandatory conversion.  The Q4 2014 Stock was valued at the fair market value of $16,750 and is recorded as finance costs in Additional Paid in Capital at December 31, 2014.  In addition to the 2014 and 2015 Convertible Notes, a total of 2,175,000 additional shares of the Company’s common stock will be issued to the investors if the 2014 and 2015 Convertible Notes are not repaid or converted prior to June 30, 2015. As of December 31, 2015, one noteholder had been issued 125,000 shares of common stock, four noteholders had converted their notes and the rest have not requested their additional shares.

During the first quarter of 2015, we entered into note and share purchase agreements with 3 independent accredited investors.  As a result, we issued convertible notes with a total principal balance of $270,000 (the “Q1 2015 Convertible Notes”) and issued 2,250,000 shares of common stock (“Q1 2015 Stock”) in exchange for cash proceeds of $225,000.  The Q1 2015 Convertible Notes carry an original issue discount of 17%, mature on December 31, 2015 and are convertible into common stock of the Company at $0.015 per share, subject to adjustment and mandatory conversion.  The Q1 2015 Stock was valued at the fair market value of $22,500 and is recorded as finance costs in Additional Paid in Capital at December 31, 2015.  In addition to the Q1 2015 Convertible Notes and the Q1 2015 Stock, a total of 2,250,000 additional shares of the Company’s common stock will be issued to the investors if the Q1 2015 Convertible Notes are not repaid or converted prior to June 30, 2015. As of December 31, 2015, all non-converted noteholders have not requested their additional shares.

On April 14, 2015, we entered into a Note Purchase Agreement with an unaffiliated third party (the “Investor”) relating to the sale of unsecured convertible promissory notes.  The promissory notes are divided into units (“Units”), each in the principal amount of $25,000.  The promissory notes bear interest at a rate of 14% per annum, payable quarterly and a maturity date of April 14, 2017.  The unsecured convertible promissory notes are convertible into common stock of the Company at a price of $0.015 per share at any time by the holder, subject to certain conditions and restrictions set forth in the notes.  On April 14, 2015 and again on May 5, 2015, the Investor purchased a $25,000 Unit (for a total of $50,000) and on May 17, 2015, June 7, 2015 and June 29, 2015, the Investor purchased 3 $50,000 Units (for a total of $150,000) totaling $200,000 as of December 31, 2015.  As of December 31, 2015 the Company has paid a total of $16,618 in interest.

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

On August 26, 2015, we entered into Note and Share Purchase Agreement with an independent accredited investor.  As a result, we issued convertible notes with a total principal balance of $15,000 (the “Q3 2015 Convertible Notes”).  The Convertible Note carries an original issue discount of 17%, mature on March 31, 2016 and are convertible into common stock of the Company at $0.015 per share, subject to adjustment and mandatory conversion.   On August 26, 2015, we received a $12,500 payment.

On August 27, 2015, we entered into a Note and Share Purchase Agreement with an unaffiliated third party (the “Investor”) relating to the sale of an unsecured convertible promissory note and warrant.  The convertible promissory note is divided into units (“Units”), each in the principal amount of $25,000 (the “Q3 2015 Convertible Notes”), with equal installments of $1,000 due sequentially every week until $30,000 has been repaid and warrants to purchase 1,250,000 shares of common stock at an exercise price of $0.015 per share.  The promissory notes are due on April 30, 2016, subject to certain conditions and restrictions set forth in the notes. The convertible promissory note has a relative fair value of $24,509 and the warrants has a relative fair value of $5,491 at the date of issuance determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.36% (ii) estimated volatility of 207% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of 30 months.  The Convertible Note is convertible into shares of common stock based on the volume weighted average of the closing price per share for the 20 consecutive trading days prior to the conversion date if there is any outstanding principal balance due after the expiration due date.  On August 31, 2015 the Investor purchased a $25,000 Unit (for a total of $25,000) and as of December 31, 2015, $17,000 in installment payments have been made.  As of December 31, 2015, the balance on the convertible promissory note is $13,000.

On September 9, 2015 we entered into Note and Share Purchase Agreement with an independent accredited investor.  As a result, we issued convertible notes with a total principal balance of $30,000 (the “Q3 2015 Convertible Notes”).  The Convertible Note carries an original issue discount of 17%, mature on March 31, 2016 and are convertible into common stock of the Company at $0.015 per share, subject to adjustment and mandatory conversion.  On September 16, 2015, the Investor purchased a $25,000 Unit.

On October 6, 2015, we issued a total of 3,000,000 shares of common stock to two investors in exchange for the retirement of debt with the conversion of their $45,000 in Convertible Notes that closed in Q4 2014.

On October 9, 2015, the Company entered into a 7.5% Convertible Debenture, due April 9, 2016, in the aggregate principal amount of $300,000 plus interest.  The Debenture shall also have an OID of 5% from the stated principal amount.  On October 9, 2015 the Company received the first installment of $75,000 from an accredited investor, on November 9, 2015 the second $75,000 installment was made, on December 11, 2015 an installment of $25,000 was made, and on December 28, 2015 an installment of $25,000 was made. The Convertible Debenture is convertible into shares of common stock based on 65% of the lowest volume weighted average of the closing price per share for the 20 consecutive trading days prior to the conversion date

On December 18, 2015 one of the investors, with respect to their $30,000 Convertible Promissory Note dated November 10, 2014, converted the note into 2,000,000 shares of common stock.

8.

INCOME TAXES

The provision for refundable Federal income tax consists of the following as of December 31:

	2015	2014

Federal income tax benefit calculated at statutory rate of 35%	$448,000	$631,000
Less: Stock based compensation expense	(171,000)	(52,000)
Change in valuation allowance	(277,000)	(579,000)
Net income tax provision	$-	$-

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows at December 31:

	2015	2014
Deferred tax asset attributable to:
Net operating losses carried forward	$4,270,000	$3,993,000
Less: Valuation allowance	(4,270,000)	(3,993,000)
Net deferred tax asset	$-	$-

The Company established a full valuation allowance. The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized.

At December 31, 2015, the Company had an unused net operating loss carryover approximating $12,498,000 that is available to offset future taxable income, which expires beginning in 2028.

9.

EQUITY

Common Stock

The Company issued the following shares of common stock for the years ended December 31:

	2015		2014
	Value of Shares	# of shares	Value of Shares	# of shares
Shares issued for services rendered	$517,203	42,600,000	$165,587	12,941,176
Shares issued for accrued salaries and expenses	233,000	12,562,500	85,272	4,908,000
Shares issued for conversion of debt	420,232	35,523,226	1,776,287	115,418,861
Shares issued for financing	-	125,000	-	-

Total restricted shares issued	$1,170,435	90,810,726	$2,027,146	133,268,037

Shares issued for services rendered were to various members of management, employees and consultants and are generally expensed as Stock-Based Compensation in the accompanying consolidated statement of operations.  Also included are shares of common stock issued to our 2015 investors in conjunction with their note and share purchase agreements.  During 2015, 42,600,000 such shares of common stock, valued at $517,203, were granted and are included in the accompanying consolidated balance sheet as paid in capital. Shares issued for accrued salaries and expenses were granted to members of management, Board Members, consultants and employees as payment for portions of amounts owed to them for services rendered in previous periods.  Shares issued with repurchase rights relate to shares granted to members of management and the Board of Directors whereby the Company retained the rights to acquire the shares from the stock recipients and such repurchase rights lapsed ratably over twelve months at a rate of 1/12th per month beginning on date of their corresponding note(s).  Upon vesting, the shares are revalued based on the average stock price during the respective month and the related stock based compensation expense is recognized.   Shares issued for conversion of debt relate to conversions of both short and long term debt as discussed in Note 7.  Shares issued for financing in 2015 relate to shares granted to investors for their participation in the 2015 financings.

Common Stock Warrants

Since inception, the Company has issued numerous warrants to purchase shares of the Company’s common stock to shareholders, consultants and employees as compensation for services rendered.

On January 25, 2015 6,600,000 warrants were issued to three advisors as part of their advisory Agreements dated February 1, 2015. The warrants expire on January, 27, 2017 at an exercise price of $0.02.

On August 2, 2015 3,300,000 warrants were issued to two advisors as part of their advisory Agreements dated February 2, 2015.  The warrants expire on August 3, 2017 at an exercise price of $0.02.

On August 27, 2015, 1,250,000 warrants were issued to an accredited investor as part of their Note and Share Purchase Agreement. The warrants expire on February 26, 2018 at an exercise price of $0.015.

On September 9, 2015 2,000,000 warrants previously issued expired.

A summary of the Company’s warrant activity and related information is provided below:

	Exercise Price $	Number of Warrants
Outstanding and exercisable at December 31, 2013	0.08 – 0.40	7,720,000
Warrants exercised	-	-
Warrants granted	-	-
Warrants expired	0.08	(5,720,000)
Outstanding and exercisable at December 31, 2014	0.08 - 0.40	2,000,000
Warrants exercised	-	-
Warrants granted	0.015 - 0.02	11,150,000
Warrants expired	0.02	(2,000,000)
Outstanding and exercisable at December 31, 2015	0.015 - 0.02	11,150,000

Stock Warrants as of December 31, 2015
Exercise	Warrants	Remaining	Warrants
Price	Outstanding	Life (Years)	Exercisable

$0.02	9,900,000	1.91	9,900,000
$0.015	1,250,000	2.16	1,250,000

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

The Company recognizes option expense ratably over the vesting periods.  As of December 31, 2012, all options granted were fully vested.  Accordingly, no option expense has been recognized during the years ended December 31, 2015 and 2014.

No options were granted during 2015 and 2014.

The Plan provides for the issuance of a maximum of 7,000,000 shares of which, after adjusting for estimated pre-vesting forfeitures and expired options, approximately 2,235,000 were available for issuance as of April 14, 2016.

Stock option activity under the Plan for the period from December 31, 2014 to December 31, 2015 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Grant Date Fair Value
Outstanding at December 31, 2014	452,493	$0.08	0.09	$ 14,942
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options cancelled/forfeited/ expired	-	-	-	-
Outstanding at December 31, 2015	452,493	$0.08	0.09	$ 14,942

Exercisable at December 31, 2015	452,493	$0.08	0.09	$ 14,942

As of December 31, 2015, after adjusting for estimated pre-vested forfeitures, there was $0 of unrecognized compensation cost related to unvested stock options. The Company intends to issue new shares to satisfy share option exercises.

Stock option activity under the Plan for the period from December 31, 2013 to December 31, 2014 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Grant Date Fair Value
Outstanding at December 31, 2013	775,133	$0.14	1.09	$ 46,901
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options cancelled/forfeited/ expired	(322,640)	0.22	-	(31,959)
Outstanding at December 31, 2014	452,493	$0.08	0.09	$ 14,942

Exercisable at December 31, 2014	452,493	$0.08	.09	$ 14,942

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

11.

SUBSEQUENT EVENTS

On January 15, 2016, we received an additional installment of $15,000 from an accredited investor relating to the 7.5% Convertible Debenture entered into on October 9, 2015.

On January 20, 2016, we issued 7,421,592 shares of common stock (valued at $74,216) to management, various consultants and accredited investors.

On January 27, 2016, pursuant to a Note Purchase Agreement with an unaffiliated third party (the “Investor”) relating to the sale of an unsecured convertible promissory note.  The third party purchased an additional unit for $25,000 and a principal balance of $30,000. The convertible promissory note is divided into units (“Units”), each in the principal amount of $25,000, with equal installments of $1,000 due sequentially every week until $30,000 has been repaid.  The convertible promissory notes are due on November 25, 2016, subject to certain conditions and restrictions set forth in the notes. The convertible note is convertible into shares of common stock based on the volume weighted average of the closing price per share for the 20 consecutive trading days prior to the conversion date if there is any outstanding principal balance due after the expiration due date. As of April 14, 2016, $2,000 in installment payments have been made.

On February 5, 2016 an accredited investor with a convertible note of $30,000, converted their outstanding principal balance into 2,250,000 shares of common stock at a conversion price of $0.015.

On February 8, 2016, we entered into a Note and Share Purchase Agreement with an unaffiliated third party (the “Investor”) relating to the sale of an unsecured promissory note.  The note is divided into units (“Units”), each in the principal amount of $25,000.  The notes are due on December 31, 2016, subject to certain conditions and restrictions set forth in the notes.  On February 8, 2016 the Investor purchased two $25,000 units (for a total of $50,000).

On February 9, 2016 we made a payment of $3,000 to an accredited investor to reduce the outstanding balance on his loan.

On March 3, 2016 we issued 4,250,000 shares of common stock (valued at $55,250) to 3 advisors for services rendered.

On March 16, 2016, we entered into a Convertible Promissory Notes with an independent accredited investor.  As a result, we issued convertible notes with a total principal balance of $55,000.  The Convertible Note carries an original issue discount of 10%, mature on March 16, 2017 with a 12% interest rate and are convertible into common stock of the Company at 60% of the lowest closing price over a five day period immediately prior to but not including the Conversion Date.

On March 16, 2016, we entered into a Convertible Promissory Notes with an independent accredited investor. As a result, we issued convertible notes with a total principal balance of $25,000.  The Convertible Note carries an original issue discount of 10%, mature on March 16, 2017 with a 12% interest rate and are convertible into common stock of the Company at 60% of the lowest closing price over a five day period immediately prior to but not including the Conversion Date.

On March 16, 2016, we hired Greentree Financial Group to assist with financial matters throughout 2016.  We are compensating Greentree Financial for their services with 2,500,000 shares of common stock that we issued in March 2016 in connection with their engagement.