Form 10-Q
period 2016-03-31
GTX CORP
filed 2016-05-16
CIK 1375793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2016

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

Yes      . No  X .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 388,806,685 common shares issued and outstanding as of May 16, 2016.

GTX CORP AND SUBSIDIARIES

For the quarter ended March 31, 2016

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

GTX CORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$38,140	$7,868
Accounts receivable, net	29,551	40,984
Inventory	98,946	57,643
Other current assets	65,444	55,449
Total current assets	232,081	161,944

Property and equipment, net	131,792	131,792
Intangible assets	15,000	15,000
Total assets	$378,873	$308,736

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$432,003	$438,960
Accrued expenses - related parties	363,801	291,451
Deferred revenues	2,775	2,775
Convertible promissory note, net of discount	692,620	556,250
Total current liabilities	1,491,199	1,289,436

Long-term convertible debt	200,000	200,000
Total liabilities	1,691,199	1,489,436

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 2,071,000,000 shares authorized; 371,852,873 and 355,431,281 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	371,852	355,431
Additional paid-in capital	17,136,911	16,982,932
Accumulated deficit	(18,821,089)	(18,519,063)
Total stockholders’ deficit	(1,312,326)	(1,180,700)

Total liabilities and stockholders’ deficit	$378,873	$308,736

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2016	2015

Revenues	$86,449	$144,212

Cost of goods sold	40,831	102,349

Gross margin	45,618	41,863

Operating expenses
Wages and professional fees	274,043	261,530
General and administrative	59,958	56,099

Total operating expenses	334,001	317,629

Loss from operations	(288,383)	(275,766)

Other income/(expenses)
Loss on extinguishment of debt	-	(32,058)
Derivative income (expense), net	-	13,490
Interest expense	(13,643)	(17,488)

Total other income/(expenses)	(13,643)	(36,056)

Net loss	$(302,026)	$(311,822)

Weighted average number of common shares outstanding - basic and diluted	357,642,741	281,997,720

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(302,026)	$(311,822)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	759
Stock-based compensation	140,400	124,500
Loss on extinguishment of debt	-	32,058
Derivative (income) expense, net	-	(13,490)
Amortization of debt discount	15,370	17,488
Changes in operating assets and liabilities:
Accounts receivable	11,433	12,758
Inventory	(41,303)	(20,140)
Other current and non-current assets	(9,995)	1,180
Accounts payable and accrued expenses	(6,957)	1,328
Accrued expenses - related parties	72,350	5,100
Deferred revenues	-	(56,970)

Net cash used in operating activities	(120,728)	(207,251)

Cash flows from investing activities
Purchase of property and equipment	-	(2,085)

Net cash used in investing activities	-	(2,085)

Cash flows from financing activities
Proceeds from convertible promissory notes	162,000	225,000
Payments on convertible promissory notes	(11,000)	-

Net cash provided by financing activities	151,000	225,000

Net change in cash and cash equivalents	30,272	15,664

Cash and cash equivalents, beginning of period	7,868	12,168

Cash and cash equivalents, end of period	$38,140	$27,832

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

Supplementary disclosure of noncash financing activities:
Debt discount on convertible promissory notes	$23,000	$-
Issuance of common stock for conversion of debt	$30,000	$225,232

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

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

Global Trek Xploration designs, develops, manufactures and distributes - hardware, software, connectivity services of Global Positioning System (“GPS”) and Bluetooth Low Energy (“BLE”) monitoring and tracking solutions that provide real-time tracking of the whereabouts of people and high valued assets. Utilizing a miniature quad band GPRS transceiver, antenna, circuitry, battery and inductive charging pad our product(s) can be customized and integrated into numerous products and form factors whose location and movement can be monitored in real time over the Internet through our 24x7 tracking portal or on a web enabled cellular telephone.  Our core products and services are supported by an extensive IP portfolio of patents, patents pending, registered trademarks, copyrights, URLs and a library of software source code.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of GTX have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included.  Our operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2015, which are included in our Annual Report on Form 10-K.

The accompanying consolidated financial statements reflect the accounts of GTX Corp and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred net losses of $302,026 and $311,822 for the three months ended March 31, 2016 and 2015, respectively, has incurred losses since inception resulting in an accumulated deficit of $18,821,089 as of March 31, 2016, and has negative working capital of $1,259,118 as of March 31, 2016.   The Company anticipates further losses in the development of its business.

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

Reclassifications

For comparability, certain prior period amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2016.  These reclassifications have no impact on net loss.

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

3.

RELATED PARTY TRANSACTIONS

In order to preserve cash for other working capital needs, various officers and members of management have agreed to accrue, and defer payment of, portions of their salaries since fiscal 2011.  As of March 31, 2016 and December 31, 2015, the Company owed $363,801 and $291,451, respectively for such accrued wages.

4.

DEBT

The following table summarizes the components of our short-term borrowings:

	March 31, 2016	December 31, 2015

Q4 2014 Convertible Notes	$126,000	$126,000
Q1 2015 Convertible Notes	147,000	150,000
Q2 2015 Convertible Notes	200,000	200,000
Q3 2015 Convertible Notes	51,000	84,000
Q4 2015 Convertible Notes	200,000	196,250
Q1 2016 Convertible Notes	184,000	-
Total short-term convertible notes	908,000	756,250
Less: Debt discount	15,380	-
Convertible notes, net of debt discount	892,620	756,250

Short-term borrowings	$692,620	$556,250

Long-term borrowings	$200,000	$200,000

Short-term convertible notes

Convertible Notes

On January 15, 2016, we received an additional installment of $15,000 from an accredited investor relating to the 7.5% Convertible Debenture entered into on October 9, 2015.

On January 27, 2016, pursuant to a Note Purchase Agreement with an unaffiliated third party (the “Investor”) relating to the sale of an unsecured convertible promissory note and warrant.  The third party purchased an additional unit for $25,000 and a principal balance of $30,000. The convertible promissory note is divided into units (“Units”), each in the principal amount of $30,000, with equal installments of $1,000 due sequentially every week until $30,000 has been repaid and warrants to purchase 1,250,000 shares of common stock at an exercise price of $0.015 per share.  The convertible promissory notes are due on November 25, 2016, subject to certain conditions and restrictions set forth in the notes. The convertible promissory note has a relative fair value of $23,899 and the warrants has a relative fair value of $6,101 at the date of issuance determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.88% (ii) estimated volatility of 171% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of 25 months. The convertible note is convertible into shares of common stock based on the volume weighted average of the closing price per share for the 20 consecutive trading days prior to the conversion date if there is any outstanding principal balance due after the expiration due date. As of March 31, 2016, $1,000 cash installment payments have been made toward lowering the outstanding principal balance.

On February 5, 2016 an accredited investor with a convertible note of $30,000, converted their outstanding principal balance into 2,250,000 shares of common stock at a conversion price of $0.015.

On February 8, 2016, we entered into a Note and Share Purchase Agreement with an unaffiliated third party (the “Investor”) relating to the sale of an unsecured convertible promissory note.  The convertible promissory note is divided into units (“Units”), each in the principal amount of $30,000.  The notes are due on December 31, 2016, subject to certain conditions and restrictions set forth in the notes. The convertible notes are convertible into shares of common stock at $0.01 per share. On February 8, 2016 the Investor purchased two $25,000 units (for a total of $50,000).

On February 9, 2016 we made a cash payment of $3,000 to an accredited investor to reduce the outstanding balance on his loan.

On March 16, 2016, we entered into a Loan Agreement with an independent accredited investor relating to the sale of a convertible promissory note and warrant.  As a result, we issued convertible notes with a total principal balance of $55,000 and warrants to purchase 2,500,000 shares of common stock at an exercise price of $0.0125 per share. The convertible promissory note has a relative fair value of $33,379 and the warrants has a relative fair value of $21,621 at the date of issuance determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.05% (ii) estimated volatility of 221% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of 3 years.  The Convertible Note carries an original issue discount of 10%, mature on March 16, 2017 with a 12% interest rate and are convertible into common stock of the Company at 60% of the lowest closing price over a five day period immediately prior to but not including the Conversion Date. However, the conversion price shall not be lower than $0.005 per share.

On March 16, 2016, we entered into a Loan Agreement with an independent accredited investor relating to the sale of a convertible promissory note and warrant. As a result, we issued convertible notes with a total principal balance of $25,000 and warrants to purchase 500,000 shares of common stock at an exercise price of $0.0125 per share. The convertible promissory note has a relative fair value of $19,455 and the warrants has a relative fair value of $5,545 at the date of issuance determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.05% (ii) estimated volatility of 221% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of 3 years.  The Convertible Note carries an original issue discount of 10%, mature on March 16, 2017 with a 12% interest rate and are convertible into common stock of the Company at 60% of the lowest closing price over a five day period immediately prior to but not including the Conversion Date.  However, the conversion price shall not be lower than $0.005 per share.

5.

EQUITY

Common Stock

On January 20, 2016, we issued 7,421,592 shares of common stock (valued at $56,400) to management, various consultants and accredited investors.

On February 5, 2016, an accredited investor with a convertible note of $30,000, converted their outstanding principal balance into 2,000,000 shares of common stock at a conversion price of $0.015 and was issued an additional 250,000 shares of common stock at a conversion price of $0.015.

On March 3, 2016, we issued 4,250,000 shares of common stock (valued at $55,250) to 3 advisors for services rendered.

On March 16, 2016, we hired Greentree Financial Group to assist with financial matters throughout 2016.  We are compensating Greentree Financial for their services with 2,500,000 shares of common stock (valued at $25,000) that we issued in March 2016 in connection with their engagement.

The Company issued the following shares of common stock during the three months ended March 31, 2016:

	Value of Shares	Number of Shares
Shares issued for services rendered	$136,650	14,171,592
Shares issued for conversion of debt	33,750	2,250,000
Total shares issued	$170,400	16,421,592

Shares issued for services rendered were to various members of management, the Board of Directors, employees and consultants and are expensed as Stock-Based Compensation in the accompanying consolidated statement of operations.  Shares issued for conversion of debt relate to conversion of the convertible note discussed in Note 4.

Common Stock Warrants

Since inception, the Company has issued warrants to purchase shares of the Company’s common stock to shareholders, consultants and employees as compensation for services rendered and/or through private placements.

On January 27, 2016, 1,250,000 warrants were issued to an accredited investor as part of their Note and Share Purchase Agreement. The warrants expire on February 26, 2018 at an exercise price of $0.015.

On March 16, 2016, 3,000,000 warrants were issued to two accredited investors as part of their Loan Agreements. The warrants expire on March 16, 2019 at an exercise price of $0.0125.

A summary of the Company’s warrant activity and related information is provided below:

	Exercise Price $	Number of Warrants
Outstanding and exercisable at December 31, 2015	0.015 - 0.02	11,150,000
Warrants exercised	-	-
Warrants granted	0.0125 - 0.015	4,250,000
Warrants expired	-	-
Outstanding and exercisable at March 31, 2016	0.0125 - 0.02	15,400,000

Stock Warrants as of March 31, 2016
Exercise	Warrants	Remaining	Warrants
Price	Outstanding	Life (Years)	Exercisable

$0.020	9,900,000	1.82	9,900,000
$0.015	2,500,000	1.91	2,500,000
$0.0125	3,000,000	2.96	3,000,000

Common Stock Options

Under the Company’s 2008 Equity Compensation Plan (the “2008 Plan”), we are authorized to grant stock options intended to qualify as Incentive Stock Options, “ISO”, under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified options, restricted and unrestricted stock awards and stock appreciation rights to purchase up to 7,000,000 shares of common stock to our employees, officers, directors and consultants, with the exception that ISOs may only be granted to employees of the Company and its subsidiaries, as defined in the 2008 Plan.  After adjusting for expired and estimated pre-vesting forfeitures, options for approximately 2,235,000 shares were still available for grant under the 2008 Plan as of March 31, 2016.

Stock option activity under the 2008 Plan for the three months ended March 31, 2016 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Grant Date Fair Value
Outstanding at December 31, 2015	452,493	$0.08	0.84	$46,901
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options cancelled/ forfeited/ expired	(452,493)	-	-	(46,901)
Outstanding at March 31, 2016	-	$-	-	$-

The Company recognizes option expense ratably over the vesting periods.  As all outstanding options had vested as of December 31, 2012, we have recognized no compensation expense related to options granted under the 2008 Plan during the three months ended March 31, 2016 and 2015, however these options did expire after their 3 year period.

6.

SUBSEQUENT EVENTS

On April 14, 2016, the Company entered into a Loan Agreement with a private investor in connection with a bridge financing transaction, consisting of an Unsecured Convertible Promissory Note in principal amount of $25,000 and three-year warrants to purchase 500,000 shares of the Company’s common stock with an exercise price of $0.0125 per share.

On April 15, 2016, the Company entered into an Exchange Agreement and a Lock-Up Agreement with a private investor (the “Investor”). Pursuant to the Exchange Agreement, the Company agreed to issue the Investor two promissory notes in the amount of $234,619 and $29,327 (the “Notes”), respectively, in exchange for a promissory note purchased by the Investor from a third party (the “Original Note”). The Original Note is disclosed in the Company’s last Form 10-K. The Company has also granted the Investor a right of first refusal on all future Company financings over the next twelve months. Via the Exchange Agreement, the Company was able to extend the maturity dates of the Notes to May 10, 2016 and October 15, 2016, respectively.  Pursuant to the Lock-Up Agreement, the Investor has agreed not to sell any shares acquired from conversion of the Note until May 10, 2016.

On April 26, 2016, we received an additional installment of $25,000 from an accredited investor relating to the Convertible Debenture entered into on March 15, 2016.

On April 27, 2016, the Company entered into a Letter of Intent (“LOI”) with a Company to License and monetize the Company’s IP portfolio.

On May 4, 2016, we issued 4,250,000 shares of common stock (valued at $42,500) to 5 various consultants.

On May 6, 2016, pursuant to a Note Purchase Agreement with an unaffiliated third party (the “Investor”) relating to the sale of an unsecured convertible promissory note.  The third party purchased an additional unit for $25,000 and a principal balance of $30,000. The convertible promissory note is divided into units (“Units”), each in the principal amount of $25,000, with equal installments of $1,000 due sequentially every week until $30,000 has been repaid.  The convertible promissory notes are due on November 25, 2016, subject to certain conditions and restrictions set forth in the notes. The convertible note is convertible into shares of common stock based on the volume weighted average of the closing price per share for the 20 consecutive trading days prior to the conversion date if there is any outstanding principal balance due after the expiration due date.

On May 10, 2016, we issued a total of 8,201,811 shares of common stock to two investors in exchange for retiring $50,000 in debt from Convertible Notes that closed in Q1 and Q4 of 2015.

On May 10, 2016, we issued 3,000,000 shares of common stock (valued at $30,000) to reduce accrued management salaries and 1,250,000 shares of common stock (valued at $12,500) to 5 board of directors for their services.

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

Introduction

Unless otherwise noted, the terms "GTX Corp", the "Company", "we", "us", and "our" refer to the ongoing business operations of GTX Corp and our wholly-owned subsidiaries, Global Trek Xploration, and LOCiMOBILE, Inc.  During part of the first quarter of 2015, we owned Code Amber News Service, Inc., a wholly-owned subsidiary that was discontinued in February 2015.  Accordingly, unless otherwise specified, references to the "Company", "we", "us", and "our" for periods before February 2015 also refer to, and include Code Amber News Service, Inc.

Operations

GTX Corp and its subsidiaries (Global Trek Xploration, Inc. and LOCiMOBILE, Inc.) are engaged in the design, development, manufacturing, distribution and sales of five (5) related products and services in the GPS and BLE wearable technology personal location and wandering assistive technology business. Through a proprietary enterprise (IoT) monitoring platform and licensing subscription business model, the Company offers a complete end to end solution of hardware, middleware, apps, connectivity, licensing and professional services, letting you know where or how someone or something is at the touch of a button, delivering safety, security and peace of mind in real-time.

Overview

Since the start of 2015 the Company has focused on building channels of distribution for its product lines of embedded devices, Stand-Alone devices and Digital Apps which all funnel into the GTX Corp IoT monitoring platform. Each product line is sold both direct to consumer (B2C) and business to business (B2B) through a global network of resellers, affiliates, distributors, nonprofit organizations, government agencies, manufacturers reps and retailers. The Company has been ramping up its product distribution and sales channels and, as of March 31, 2016, the Company had live units in the field and / or paying subscribers in over 35 countries, had 8 regional sales reps in the US, 6 retired and active professional athlete brand ambassadors, over 250 online affiliates, products being sold in 2 retail stores, 13 international distributors, and a joint venture distribution agreement in Ireland. Also we were issued a vendor number for reimbursement in 5 U.S. states, and have applied for other State and Federal reimbursement codes, grants and private insurance reimbursement, which if granted is expected to increase the potential market for users of our SmartSole product line. All product lines are sold with a monthly, quarterly or annual subscription service plan ranging from $5 to $49 per month and licensing plans with over 2,100 worldwide subscribers as of March 31, 2016.

During the quarter ended March 31, 2016 the Company continued expanding its sales channels domestically, and internationally began shipping GPS and BLE evaluation devices in Colombia, Japan and India. We finalized the development of our next version 2.0 TMWF monitoring platform and have had several hundred new customers sign up for a 2-week trial, with many of them beginning to convert to a paying subscription. We also received 300 of our version 1.25 SmartSole devices and successfully manufactured and began shipping to customers and distributors that had been on a waiting list. This is the first production run with an embedded Telefonica SIM card enabling us to ship SmartSoles in over 100 countries and activate the SIM card remotely anywhere in the world from our office. This is a significant advancement for us on many levels. First we no longer have to custom make SmartSoles for our international distributors with their Sim cards, so our manufacturing cost and time lines are reduced. Second we are now able to bill for data charges in over 100 countries, this will noticeably increase our RPS (revenue per subscriber) which is up over 400% from last year. Third we no longer require our distributors to order a minimum quantity, they can order any quantity they want giving us more flexibility to meet our customers’ demands on demand, hence a higher customer satisfaction.

During Q1 2016 the Company also was granted a new patent in the “286” family and began actively exploring a monetization campaign. The value of these patents is they extend far beyond our core footwear applications and into areas such as GPS watches, fitness wearables that track location, hand-held GPS devices, tracking apps on smartphones, standalone GPS tracking devices and platforms in general.

All three of the GTX Corp patents - US 8,154,401, US 8,760,286, and US 9,219,978, are not limited to any particular form factor or industry and are applicable to any generic tracking device, which, in its simplest form includes a communication device (i.e. cell phone modem, blue tooth or Wi-Fi communicator), a location detector (i.e. GPS or Wi-Fi Module) and data memory.  This technology is now commonly embedded in millions of devices, deployed across numerous industries.

In our ongoing strategy to expand our SmartSole target market beyond seniors and towards young adults with autism and with the recent study that claims 1/3 of autistic youngsters wander, we brought on a new advisor - Lynette Louise an Internationally renowned Brain Expert with two board certifications in neurotherapy and author of several books.

In addition, we began the development of a new non cellular, encrypted GPS technology, consisting of two devices – a Personal Transmitter Unit (PTU) and Vehicle Transmitter Unit (VTU). The proposed solution is a battery powered, broadcast only GPS tracker using RF technology (900MHz ISM bandwidth), with 1watt power limit and at least 9 mile line of site (LOS) range. These new devices are being developed for large scale military installations and bases that need to monitor every asset both human and non-human on that base, but due to the remote location of these bases and the need for encrypted data, conventional cellular technology will not work. We are currently in conversation with a U.S. Airforce base and have submitted a proposal. In preparation for working with the U.S. military, we have applied and received a SAM number and applied waiting for approval for a GSA number.

Results of Operations

The following discussion should be read in conjunction with our interim consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report.

Three Months Ended March 31, 2016 (“Q1 2016”) Compared to the Three Months Ended March 31, 2015 (“Q1 2015”)

	Three Months Ended March 31,
	2016		2015
	$	% of Revenues	$	% of Revenues

Revenues	86,449	100%	144,212	100%
Cost of goods sold	40,831	47%	102,349	71%
Net profit	45,618	53%	41,863	29%

Operating expenses:
Wages and professional fees	274,043	317%	261,530	181%
General and administrative	59,958	69%	56,099	39%
Total operating expenses	334,001	386%	317,629	220%

Loss from operations	(288,383)	-333%	(275,766)	-191%

Other expense, net	(13,643)	-16%	(36,056)	-25%
Net loss	(302,026)	-349%	(311,822)	-216%

Revenues

Revenues during Q1 2016 decreased by 40% or $57,763 in comparison to Q1 2015 primarily due to low inventory levels and customers waiting for our next version 1.25 SmartSole, which arrived from manufacturing at the end of March.  Revenues from the sale of GPS SmartSoles in Q1 2015 accounted for 90% of total revenues, in comparison to Q1 2016 SmartSole sales accounted for approximately 45% to 50% of the total revenue reflecting an increase in revenues from other product lines and services. We also had an increase in direct to consumer sales at a higher margin, increasing overall profits and increase in revenues per subscriber (RPS) as our consumer subscribers pay the higher retail price ranging from $25 to $49 per month and our B2B customers pay the wholesale price of $5 to $18 per month.  The balance of the revenue for the first quarter of 2016 represented sales of stand-alone units, monthly service plans, licensing fees and App downloads.

Cost of goods sold

Cost of goods sold decreased 60% or $61,518 during Q1 2016 in comparison to Q1 2015 primarily due to manufacturing costs of the Company’s GPS SmartSoles being incurred in 2015.  Total gross margin increased from 29% in Q1 2015 to 53% in Q1 2016, which reflects more revenue being derived from higher margin products and services.  As the GPS SmartSoles begin to achieve monthly recurring subscription revenue, it is expected that gross margins will increase reflecting the higher margin service subscription revenue.

Wages and professional fees

Wages and professional fees during Q1 2016 increased 5% or $12,513 in comparison to Q1 2015 primarily due to new hiring of additional sales and marketing team members to support the planned growth phase of the business as the adoption of GPS SmartSoles was done in 2015, along with stock based compensation to business development and strategic consultants.  Professional fees are expected to increase as we grow our business and expand our products into the wearable technology marketplace both in the U.S. and internationally

General and administrative

 General and administrative expenses during Q1 2016 remained constant by increasing 7% or $3,859 in comparison to Q1 2015.

Other expense, net

Other expense, net decreased by $22,413 from Q1 2015 to Q1 2016 primarily as a result of elimination of all non-cash derivative liabilities associated with prior financings in 2013 and 2014.  As of March 31, 2016, the Company had no derivative liabilities.  Other expense, net in Q1 2016 represents primarily interest expenses related to notes and exchange gains or losses.

Net loss

Net loss decreased by $9,796 from Q1 2015 to Q1 2016 primarily as a result of the reduction of non-cash derivative liabilities associated with prior financings in 2013 and 2014.  As of March 31, 2016, the Company had no derivative liabilities.  Net loss also decreased as a result of the revenues and associated gross margin generated by the sale of GPS SmartSoles and increase in revenues per subscriber (RPS) driven by an increase in direct to consumer sales.

Liquidity and Capital Resources

As of March 31, 2016, we had $38,140 of cash and cash equivalents, and a working capital deficit of $1,259,118, compared to $7,868 of cash and cash equivalents and a working capital deficit of $1,127,492 as of December 31, 2015.  A large part of our negative working capital position at March 31, 2016 consisted of $363,801 of amounts due to officers and management of the Company for accrued wages and $692,620 related to the principal balance of unsecured convertible promissory notes, net of discount.  As further described below, since March 31, 2016, we have received a total of $162,000 from the sale of unsecured convertible promissory notes.

During the three months ended March 31, 2016, our net loss was $302,026, compared to a net loss of $311,822 for the three months ended March 31, 2015.  Net cash used in operating activities for Q1 2016 and Q1 2015 was $120,728 and $207,251, respectively.  Net cash used in operations was lower in Q1 2016 as compared to Q1 2015 because of non-cash expenses relating to stock issued for services.

Net cash provided by financing activities during Q1 2016 was $151,000 and consisted primarily of proceeds totaling $162,000 received from advances under various convertible note payable agreements as well as a payment on a Convertible Note.   Net cash provided by financing activities during Q1 2015 was $225,000 and consists of proceeds totaling $225,000 received from advances under a convertible note payable agreement.

Because revenues from our operations have, to date, been insufficient to fund our working capital needs, we currently rely on the cash we receive from our financing activities to fund our capital expenditures and to support our working capital requirements The sale of the SmartSole product, and the recurring revenues that we will receive from users, is expected to enhance our liquidity in 2016, although the amount of revenues we receive in 2016 still cannot be estimated.

Until such time as the SmartSoles can support our working capital requirement, we expect to continue to generate revenues from our other licenses, Track My Work Force subscriptions, international distributors, hardware sales, professional services and new customers in the pipeline.  However, the amount of such revenues is unknown and is not expected to be sufficient to fund our working capital needs.  For our internal budgeting purposes, we have assumed that such revenues will not be sufficient to fund all of our planned operating and other expenditures, especially during the first half of 2016.  In addition, our actual cash expenditures may exceed our planned expenditures, particularly if we invest in the development of improved versions of our existing products and technologies, and if we increase our marketing expenses.  Accordingly, we anticipate that we will have to continue to raise additional capital in order to fund our operations in 2016.  No assurance can be given that we will be able to obtain the additional funding we need to continue our operations.

In order to continue funding our working capital needs and our product development costs, during the first quarter of 2016 we entered into 4 separate note and share purchase agreements with 4 independent accredited investors.  As a result, we issued convertible notes with a total principal balance of $185,000 for cash proceeds of $162,000.

The licensing agreements, distribution agreements and product sales initiatives we have in place have, to date, not generated substantial revenues.  No assurance can be given that our current contractual arrangements and the revenues from our GPS SmartSoles, device sales, subscriptions, software licensing, or our smart phone or tablet Apps will generate significant revenues during the balance of 2016.

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

Since inception in 2002, we have generated significant losses.  As of March 31, 2016, we had an accumulated deficit of approximately $18,821,089, and we currently expect to incur continued losses until our revenue initiatives collectively generate substantial revenues. Please see the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2015 for more information regarding risks associated with our business.

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

Critical Accounting Policies and Estimates

There are no material changes to the critical accounting policies and estimates described in the section entitled “Critical Accounting Policies and Estimates” under Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

GTX CORP

Date: May 16, 2016 By:	/s/ ALEX MCKEAN Alex McKean, Chief Financial Officer (Principal Financial Officer)

Date: May 16, 2016 By:	/s/ PATRICK BERTAGNA Patrick Bertagna, Chief Executive Officer