Form 10-Q/A
period 2016-03-31
GTX CORP
filed 2016-07-21
CIK 1375793

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

Explanatory Note

GTX Corp (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended March 31, 2016 (the “Form 10-Q”), filed with the Securities and Exchange Commission on May 16, 2016 (the “Original Filing Date”), solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

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

PART II - OTHER INFORMATION

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

*  Filed with the Company’s Form 10-Q for the period ended March 31, 2016 on May 16, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTX CORP

Date: July 20, 2016 By:	/s/ ALEX MCKEAN Alex McKean, Chief Financial Officer (Principal Financial Officer)

Date: July 20, 2016 By:	/s/ PATRICK BERTAGNA Patrick Bertagna, Chief Executive Officer

3