Form 10-Q
period 2016-06-30
GTX CORP
filed 2016-08-15
CIK 1375793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2016

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

Yes      . No  X .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 416,106,685 common shares issued and outstanding as of August 12, 2016.

GTX CORP AND SUBSIDIARIES

For the quarter ended June 30, 2016

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

GTX CORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$72,859	$7,868
Marketable Securities	62,479	-
Accounts receivable, net	33,165	40,984
Inventory	112,989	57,643
Other current assets	28,670	55,449
Total current assets	310,162	161,944

Property and equipment, net	146,319	131,792
Intangible assets	15,000	15,000
Total assets	$471,481	$308,736

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$475,776	$438,960
Accrued expenses - related parties	393,802	291,451
Deferred revenues	5,565	2,775
Convertible promissory notes, net of discount	645,603	556,250
Derivative liability	440,128	-
Total current liabilities	1,960,874	1,289,436

Long-term convertible debt	-	200,000
Total liabilities	1,960,874	1,489,436

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 2,071,000,000 shares authorized; 395,054,684 and 355,431,281 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	395,054	355,431
Additional paid-in capital	17,272,925	16,982,932
Accumulated deficit	(19,157,372)	(18,519,063)
Total stockholders’ deficit	(1,489,393)	(1,180,700)

Total liabilities and stockholders’ deficit	$471,481	$308,736

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenues	$111,102	$127,874	$197,551	$272,086
Consulting income	62,479	-	62,479	-

Total revenues	173,581	127,874	260,030	272,086

Cost of goods sold	96,131	93,849	136,962	196,198

Gross margin	77,450	34,025	123,068	75,888

Operating expenses
Wages and professional fees	213,057	248,106	487,100	509,636
General and administrative	57,481	77,311	117,439	133,410

Total operating expenses	270,538	325,417	604,539	643,046

Loss from operations	(193,088)	(291,392)	(481,471)	(567,158)

Other income/(expenses)
Loss on extinguishment of debt	(29,327)	-	(29,327)	(32,058)
Derivative income (expense), net	322,236	-	322,236	13,490
Amortization of debt discount	(409,711)	-	(409,711)	-
Interest expense	(26,393)	(20,048)	(40,036)	(37,536)

Total other income/(expenses)	(143,195)	(20,048)	(156,838)	(56,104)

Net loss	$(336,283)	$(311,440)	$(638,309)	$(623,262)

Weighted average number of common shares outstanding - basic and diluted	383,623,760	313,601,661	374,561,833	298,157,608

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(638,309)	$(623,262)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,918	1,731
Stock-based compensation	150,400	195,000
Loss on extinguishment of debt	29,327	32,058
Derivative (income) expense, net	(322,236)	(13,490)
Amortization of debt discount	435,159	37,520
Interest on note assignment	19,619	-
Fair value of common stock received as income	(62,479)	-
Changes in operating assets and liabilities:
Accounts receivable	7,819	2,047
Inventory	(55,346)	(24,484)
Other current and non-current assets	(246)	(21,039)
Accounts payable and accrued expenses	36,816	94,164
Accrued expenses - related parties	177,679	5,100
Deferred revenues	2,790	(58,454)

Net cash used in operating activities	(205,089)	(373,109)

Cash flows from investing activities
Purchase of property and equipment	(1,420)	(4,813)

Net cash used in investing activities	(1,420)	(4,813)

Cash flows from financing activities
Proceeds from convertible promissory notes	294,500	425,000
Payments on convertible promissory notes	(23,000)	-

Net cash provided by financing activities	271,500	425,000

Net change in cash and cash equivalents	64,991	47,078

Cash and cash equivalents, beginning of period	7,868	12,168

Cash and cash equivalents, end of period	$72,859	$59,246

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

Supplementary disclosure of noncash financing activities:
Issuance of stock for accrued expenses	$75,000	$229,438
Issuance of common stock for conversion of debt	$104,216	$225,232
Debt discount on convertible notes payable	$50,500	$-

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of GTX have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included. Our operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2015, which are included in our Annual Report on Form 10-K.

The accompanying consolidated financial statements reflect the accounts of GTX Corp and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred net losses of $638,309 and $623,262 for the six months ended June 30, 2016 and 2015, respectively, has incurred losses since inception resulting in an accumulated deficit of $19,157,372 as of June 30, 2016, and has negative working capital of $1,650,712 as of June 30, 2016. The Company anticipates further losses in the development of its business.

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

Marketable Securities

During the second quarter of fiscal 2016, we received short-term marketable securities, which we have classified as “available for sale” securities. Our marketable securities are marked to market on a quarterly basis, with unrealized gains and losses being excluded from earnings and reflected as a component of other comprehensive income.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets pursuant to ASC No. 820:

	June 30, 2016
	Fair Value	Input Level
Available for sale marketable securities:
Common stock	$62,479	Level 1

The fair value of our available for sale securities is determined based on quoted market prices for identical securities on a quarterly basis.

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

3.

INVESTMENT IN SUBSIDIARY

On June 16, 2016, the Company entered into a Definitive Licensing Agreement with Inventergy Innovations, LLC (“Inventergy”) to assign 3 patents to Inventergy for purposes of monetization. Upon signing the Agreement, the patents were assigned to an Inventergy subsidiary, with Inventergy assigning a 45% interest to the Company and also making a sequence of payments to the Company. In addition, the Company will provide consulting services to Inventergy for which 42,500 shares of INVT common stock was issued as payment.  As of June 30, 2016, we had 42,500 shares of INVT common shares valued at mark-to-market at a closing price of $1.4701 or $62,479.

The Company uses the equity method to account for its investment in the subsidiary. Under the equity method, the Company recognizes its share of the earnings and losses of the subsidiary as they accrue instead of when they are realized. As of June 30, 2016, the Company’s investment in the subsidiary was $0.

4.

RELATED PARTY TRANSACTIONS

In order to preserve cash for other working capital needs, various officers and members of management have agreed to accrue, and defer payment of, portions of their salaries since fiscal 2011.  As of June 30, 2016 and December 31, 2015, the Company owed $393,802 and $291,451, respectively for such accrued wages.

5.

DEBT

The following table summarizes the components of our short-term borrowings:

	June 30, 2016	December 31, 2015

Q4 2014 Convertible Notes	$126,000	$126,000
Q1 2015 Convertible Notes	60,000	150,000
Q2 2015 Convertible Notes	200,000	200,000
Q3 2015 Convertible Notes	45,000	84,000
Q4 2015 Convertible Notes	-	196,250
Q1 2016 Convertible Notes	140,000	-
Q2 2016 Convertible Notes	460,059	-
Total short-term convertible notes	1,031,059	756,250
Less: Debt discount	(385,456)	-
Convertible notes, net of debt discount	645,603	756,250

Short-term borrowings	$645,603	$556,250

Long-term borrowings	$-	$200,000

Short-term convertible notes

Convertible Notes

On January 15, 2016, we received an additional installment of $15,000 from an accredited investor relating to the 7.5% Convertible Debenture entered into on October 9, 2015. On April 15, 2016, this note was sold to a private investor pursuant to the Exchange Agreement.

On January 27, 2016, pursuant to a Note Purchase Agreement with an unaffiliated third party (the “Investor”) relating to the sale of an unsecured convertible promissory note and warrant.  The third party purchased an additional unit for $25,000 and a principal balance of $30,000. The convertible promissory note is divided into units (“Units”), each in the principal amount of $30,000, with equal installments of $1,000 due sequentially every week until $30,000 has been repaid and warrants to purchase 1,250,000 shares of common stock at an exercise price of $0.015 per share.  The convertible promissory notes are due on November 25, 2016, subject to certain conditions and restrictions set forth in the notes. The convertible promissory note has a relative fair value of $23,899 and the warrants has a relative fair value of $6,101 at the date of issuance determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.88% (ii) estimated volatility of 171% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of 25 months. The convertible note is convertible into shares of common stock based on the volume weighted average of the closing price per share for the 20 consecutive trading days prior to the conversion date if there is any outstanding principal balance due after the expiration due date. As of June 30, 2016, $5,000 cash installment payments have been made toward lowering the outstanding principal balance.  On June 14, 2016, we consolidated all of these Investor’s notes into a single note valued at $120,000.  The note is due December 16, 2016 and carries an OID of 20%.

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

During the period ended June 30, 2016, we made a cash payment of $23,000 to an accredited investor to reduce the outstanding balance on his loans.

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

On April 18, 2016, the Company entered into a Loan Agreement with a private investor in connection with a bridge financing transaction, consisting of an Unsecured Convertible Promissory Note in principal amount of $25,000 and three-year warrants to purchase 500,000 shares of the Company’s common stock with an exercise price of $0.0125 per share. The convertible promissory note has a relative fair value of $20,872 and the warrants has a relative fair value of $4,128 at the date of issuance determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.90% (ii) estimated volatility of 215% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of 3 years.  The Convertible Note carries an original issue discount of 10%, mature on April 14, 2017 with a 12% interest rate and are convertible into common stock of the Company at 60% of the lowest closing price over a five day period immediately prior to but not including the Conversion Date. However, the conversion price shall not be lower than $0.005 per share.

On April 15, 2016, the Company entered into an Exchange Agreement and a Lock-Up Agreement with a private investor (the “Investor”). Pursuant to the Exchange Agreement, the Company agreed to issue the Investor two promissory notes in the amount of $234,619 and $29,327 (the “Notes”), respectively, in exchange for a 7.5% Convertible Debenture purchased by the Investor from a third party (the “Original Note”). The Company has also granted the Investor a right of first refusal on all future Company financings over the next twelve months. Via the Exchange Agreement, the Company was able to extend the maturity dates of the Notes to May 10, 2016 and October 15, 2016, respectively.  Pursuant to the Lock-Up Agreement, the Investor has agreed not to sell any shares acquired from conversion of the Note until May 10, 2016. The convertible notes are convertible into shares of common stock at 49% of the lowest traded price in the prior thirty trading days. As a result of the Exchange Agreement, we recognized a loss on extinguishment of debt of $29,327.

On May 6, 2016, the Company entered into a Note Purchase Agreement with an unaffiliated third party (the “Investor”) relating to the sale of an unsecured convertible promissory note.  The third party purchased an additional unit for $25,000 and a principal balance of $30,000. The convertible promissory note is divided into units (“Units”), each in the principal amount of $25,000, with equal installments of $1,000 due sequentially every week until $30,000 has been repaid.  The convertible promissory notes are due on December 2, 2016, subject to certain conditions and restrictions set forth in the notes. The convertible note is convertible into shares of common stock based on the volume weighted average of the closing price per share for the 20 consecutive trading days prior to the conversion date if there is any outstanding principal balance due after the expiration due date.  On June 14, 2016, we consolidated all of these Investor’s notes into a single note valued at $120,000.  The note is due December 16, 2016 and carries an OID of 20%.

On May 10, 2016, we issued a total of 8,201,811 shares of common stock to two investors in exchange for retiring $50,000 in debt from Convertible Notes that was issued in Q1 of 2015 and Q2 of 2016.

On June 7, 2016, we issued a total of 6,500,000 shares of common stock to an investor in exchange for retiring $23,888 in debt from a Convertible Note that was issued in Q2 of 2016.

On, June 14, 2016, we received $45,000 from a noteholder who consolidated the remaining balance of $55,000 in notes into a $100,000 convertible note with an OID of 20%.  The convertible note matures on December 16, 2016, without interest, and are convertible into common stock of the Company at the lowest traded price in the prior 5 days.  The noteholder will receive 2,000,000 shares of common stock for the origination. These shares were issued on August 5, 2016.

On, June 28, 2016, a noteholder assigned his remaining balance of $60,000 to another investor who consolidated it with their $40,000 convertible note. The convertible note matures on December 31, 2016, without interest, and are convertible into common stock of the Company at the lower of 49% of the lowest traded price in the prior 30 days or $0.005 per share.

Derivative liabilities

The conversion features embedded in the convertible notes were evaluated to determine if such conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative. In all of the long-term and short-term convertible notes outstanding at June 30, 2016, the conversion feature was accounted for as a derivative liability. The derivatives associated with the long-term and short-term convertible notes were recognized as a discount to the debt instrument and the discount is amortized over the expected life of the notes with any excess of the derivative value over the note payable value recognized as additional interest expense at the issuance date.  Amortization of the debt discount totaled $409,711 and $0 during the periods ended June 30, 2016 and 2015, respectively.

The derivative liability was calculated using the Black Scholes method over the expected terms of the convertible debentures, with a risk free rate of 2% and volatility of 107% as of June 30, 2016.  Included in Derivative Income in the accompanying consolidated statements of operations is income arising from the change in fair value of the derivatives of $322,236 and $13,490 during the periods ended June 30, 2016 and 2015, respectively.

6.

EQUITY

Common Stock

On January 20, 2016, we issued 5,921,592 shares of common stock (valued at $45,000) to reduce accrued management salaries and 1,500,000 shares of common stock (valued at $11,400) various consultants and accredited investors.

On February 5, 2016, an accredited investor with a convertible note of $30,000, converted their outstanding principal balance into 2,000,000 shares of common stock at a conversion price of $0.015 per share and was issued an additional 250,000 shares of common stock at a price of $0.015 per share.

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

On May 10, 2016, we issued a total of 8,201,811 shares of common stock to two investors in exchange for retiring $50,000 in debt from Convertible Notes that was issued in Q1 of 2015 and Q2 of 2016.

On June 7, 2016, we issued a total of 6,500,000 shares of common stock to an investor in exchange for retiring $23,888 in debt from a Convertible Note that was issued in Q2 of 2016.

The Company issued the following shares of common stock during the six months ended June 30, 2016:

	Value of Shares	Number of Shares
Shares issued for services rendered	$150,400	14,000,000
Shares issued for accrued expenses	75,000	8,921,592
Shares issued for conversion of debt	104,216	16,701,811
Total	$329,616	39,623,403

Shares issued for services rendered were to various members of management, the Board of Directors, employees and consultants and are expensed as Stock-Based Compensation in the accompanying consolidated statement of operations.  Shares issued for conversion of debt relate to conversion of the convertible notes discussed in Note 4.

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

On April 18, 2016, 500,000 warrants were issued to an accredited investor as part of their Note and Share Purchase Agreement.  The warrant expires on April 18, 2019 at an exercise price of $0.0125.

On May 6, 2016, 1,250,000 warrants were issued to an accredited investor as part of their Note and Share Purchase Agreement.  The warrant expires on December 16, 2018 at an exercise price of $0.015.

On May 16, 2016, 3,300,000 warrants were issued to consultant as part of their Advisory Services Agreement. The warrants expire on May 16, 2019 at an exercise price of $0.015.

A summary of the Company’s warrant activity and related information is provided below:

	Exercise Price $	Number of Warrants
Outstanding and exercisable at December 31, 2015	0.015 - 0.02	11,150,000
Warrants exercised	-	-
Warrants granted	0.0125 - 0.015	9,300,000
Warrants expired	-	-
Outstanding and exercisable at June 30, 2016	0.0125 - 0.02	20,450,000

Stock Warrants as of June 30, 2016
Exercise	Warrants	Remaining	Warrants
Price	Outstanding	Life (Years)	Exercisable

$0.020	9,900,000	1.57	9,900,000
$0.015	7,050,000	2.33	7,050,000
$0.0125	3,500,000	2.75	3,500,000

Common Stock Options

Under the Company’s 2008 Equity Compensation Plan (the “2008 Plan”), we are authorized to grant stock options intended to qualify as Incentive Stock Options, “ISO”, under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified options, restricted and unrestricted stock awards and stock appreciation rights to purchase up to 7,000,000 shares of common stock to our employees, officers, directors and consultants, with the exception that ISOs may only be granted to employees of the Company and its subsidiaries, as defined in the 2008 Plan.  After adjusting for expired and estimated pre-vesting forfeitures, options for approximately 2,235,000 shares were still available for grant under the 2008 Plan as of June 30, 2016.

Stock option activity under the 2008 Plan for the six months ended June 30, 2016 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Grant Date Fair Value
Outstanding at December 31, 2015	452,493	$0.08	0.84	$46,901
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options cancelled/ forfeited/ expired	(452,493)	-	-	(46,901)
Outstanding at June 30, 2016	-	$-	-	$-

The Company recognizes option expense ratably over the vesting periods.  As all outstanding options had vested as of December 31, 2012, we have recognized no compensation expense related to options granted under the 2008 Plan during the six months ended June 30, 2016 and 2015, however these options did expire after their 3 year period.

7.

SUBSEQUENT EVENTS

On July 8, 2016, we completed the sale of the 1st tranche of $150,000 of a $1,000,000 raise related to a Warrant and Note Purchase Agreement with unaffiliated third parties (the “Investors”) relating to the sale of unsecured convertible promissory notes (see Exhibits 99.1 & 99.2).  The promissory notes are divided into units (“Units”), each in the principal amount of $31,500.  The Convertible Note carries an original issue discount of 26%, mature on December 31, 2017 and are convertible into common stock of the Company at $0.015 per share, subject to adjustment and mandatory conversion.  On July 8, 2016, the Investors had purchased the minimum raise required of six $25,000 Units (for a total of $150,000).  The Agreement comes with two 3-year warrants, one to purchase 1,050,000 shares of common stock at $0.015 per share and the other to purchase 525,000 shares of common stock at $0.03 per share.

On July 10, 2016, we issued a total of 5,000,000 shares of common stock to an investor in exchange for retiring $17,885 in debt from a Convertible Note that closed in Q1 2016.

On August 5, 2016, we issued 10,800,000 shares of common stock (valued at $97,200) to four consultants and one investor in relation to their Convertible Note.

On August 3, 2016, we issued a total of 5,000,000 shares of common stock to an investor in exchange for retiring $19,845 in debt from a Convertible Note that closed in Q1 2016.

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

Overview

Since the start of 2015 the Company has focused on building channels of distribution for its product lines of embedded devices, Stand-Alone devices and Digital Apps which all funnel into the GTX Corp IoT monitoring platform. Each product line is sold both direct to consumer (B2C) and business to business (B2B) through a global network of resellers, affiliates, distributors, nonprofit organizations, government agencies, manufacturers reps and retailers. The Company has been ramping up its product distribution and sales channels and, as of June 30, 2016, the Company had live units in the field and / or paying subscribers in over 35 countries, had 8 regional sales reps in the US, 6 retired and active professional athlete brand ambassadors, over 250 online affiliates, 15 international and domestic distributors, and a joint venture distribution agreement in Ireland. Also we were issued a vendor number for reimbursement in 6 U.S. states (Wisconsin, Ohio, New York, California, Illinois, Maine), and have applied for other State and Federal reimbursement codes, grants and private insurance reimbursement, which if granted is expected to increase the potential market for users of our SmartSole product line. All product lines are sold with a monthly, quarterly or annual subscription or licensing service plans ranging from $5 to $49 per month with close to 2,300 worldwide subscribers as of June 30, 2016.

During the quarter ended June 30, 2016 the Company continued expanding its sales channels domestically, and internationally and added 2 new distributors one in the U.S. and one in the UK. We also received 500 of our version 1.25 GPS modules devices which were prepped for manufacturing into SmartSoles.  This is our second production run with an embedded Telefonica SIM card enabling us to ship SmartSoles in over 100 countries and activate the SIM card remotely anywhere in the world from our cloud based platform. This is a significant advancement for us on many levels. First we no longer have to custom make SmartSoles for our international distributors with their Sim cards, so our manufacturing cost and time lines are reduced and we are more flexibility to meet our customers’ demands on demand, hence a higher customer satisfaction. Second we are now able to bill for data charges in over 100 countries, this will noticeably increase our RPS (revenue per subscriber) which is continuing to trend up from last year.

During Q1 after having been granted our third patent in our “286” family we began actively exploring a monetization campaign. During Q2 2016 the Company signed a binding LOI and a definitive licensing agreement with Inventergy Innovations, LLC  (“Inventergy”), a subsidiary of Inventergy Global, Inc. (NASDAQ: INVT). Under the agreement, Inventergy will spearhead a monetization campaign for the three “286” GTX patents, to require potential infringers of these patents to either license their use or sell to third parties that operate in the mobile GPS industry.

With the signing of the Agreement, the patents were assigned to an Inventergy subsidiary, with Inventergy assigning a 45% interest to the Company and also making a sequence of payments to the Company as further discussed below.

All three of the GTX Corp patents - US 8,154,401, US 8,760,286, and US 9,219,978, are not limited to any particular form factor and are applicable to any generic tracking device, which, in its simplest form includes a communication device (i.e. cell phone modem, blue tooth or Wi-Fi communicator), a location detector (i.e. GPS or Wi-Fi Module) and data memory.  This technology is now commonly embedded in millions of devices and deployed across numerous industries.

The potential value of these 3 patents is they extend far beyond our core footwear patents and into areas such as GPS watches, fitness wearables that track location, hand-held GPS devices, tracking apps on Smartphones, standalone GPS tracking devices and location based platforms in general, which represents a very sizable addressable market.

The results of signing this agreement has led to the receipt from Inventergy Global, Inc. of an initial payment of $62,479 in stock and $25,000 in cash as part of an overall payment schedule of fees due to GTX throughout the remainder of 2016.  Starting in 2017, we expect a quarterly draw against any future licensing revenues or possible sale of the patents that Inventergy is working on which at that point will be part of a 45/55 revenue share model on all future income derived from 3rd party licenses or sale of the patents. This is a significant milestone for the Company as it creates a possible future income stream and also may improve our balance sheet.

In Q1 we began development of a new for military use, non-cellular, encrypted GPS technology.  The proposed solution is a battery powered, broadcast only GPS tracker using RF technology (900MHz ISM bandwidth), with 1watt power limit and at least 9 mile line of site (LOS) range. These new devices are being developed for large scale military installations and bases that need to monitor every asset both human and non-human on that base, but due to the remote location of these bases and the need for encrypted data, conventional cellular technology will not work. We have received a SAM number and a GSA number and approval for SENSENET, and we have received our first military order for this new product line.  We currently expect to begin shipments to the military in the third quarter.

In our ongoing strategy to expand our SmartSole target market beyond seniors and towards young adults with autism and with the recent study that claims 1/3 of autistic youngsters wander, we brought on a new advisor - Lynette Louise an Internationally renowned Brain Expert with two board certifications in neurotherapy and author of several books. We are currently working with Lynette to begin offering workshops and consultations for families caring for a child on the far extreme of the ASD spectrum. This new initiative will strengthen our role and presence in the autistic community and will expand our product offerings in our online store.

Results of Operations

The following discussion should be read in conjunction with our interim consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report.

Three Months Ended June 30, 2016 (“Q2 2016”) Compared to the Three Months Ended June 30, 2015 (“Q2 2015”)

	Three Months Ended June 30,
	2016		2015
	$	% of Revenues	$	% of Revenues

Revenues	173,581	100%	127,874	100%
Cost of goods sold	96,131	55%	93,849	73%
Net profit	77,450	45%	34,025	27%

Operating expenses:
Wages and professional fees	213,057	123%	248,106	194%
General and administrative	57,481	33%	77,311	60%
Total operating expenses	270,538	156%	325,417	254%

Loss from operations	(193,088)	-111%	(291,392)	-228%

Other expense, net	(143,195)	-82%	(20,048)	-16%
Net loss	(336,283)	-194%	(311,440)	-244%

Revenues

Revenues during Q2 2016 increased by 36% or $45,707 in comparison to Q2 2015 primarily due to the license fees we received from Inventergy related to our proposed monetization of our IP portfolio, revenues related to the recognition of share value received from Inventergy as part of our consulting agreement, and to the increase in subscribers and higher revenues per subscriber (RPS).  SmartSoles revenues increased due to our ability to have an embedded SIM card in our devices.  Revenues from the sale of GPS SmartSoles in Q2 2015 accounted for approximately 80% of total revenues, in comparison to Q2 2016 SmartSole sales accounted for approximately 31% of total revenues, reflecting an increase in revenue streams from a diverse product line and recurring licensing and subscription service fees. We also had an increase in direct to consumer sales at a higher margin, increasing overall profits and increase in revenues per subscriber (RPS) as our consumer subscribers pay the higher retail price ranging from $25 to $49 per month and our B2B customers pay the wholesale price of $5 to $18 per month.  The balance of the revenue for the second quarter of 2016 represented sales of stand-alone units, monthly service plans, licensing fees and App downloads.

Cost of goods sold

Cost of goods sold increased 2% or $2,282 during Q2 2016 in comparison to Q2 2015 primarily due to increased production. Total gross margin increased from 27% in Q2 2015 to 45% in Q2 2016, which reflects more revenue being derived from higher margin products and services and the IP licensing fees.  As the GPS SmartSoles begin to achieve monthly recurring subscription revenue, it is expected that gross margins will increase reflecting the higher margin service subscription revenue.

Wages and professional fees

Wages and professional fees during Q2 2016 decreased 14% or $35,049 in comparison to Q2 2015 primarily due operational efficiencies.  Professional fees are expected to increase as we grow our business and expand our products into the wearable technology marketplace both in the U.S. and internationally.  During Q2 2016, 65.90% of wages and professional fees were paid through the issuance of equity, compared to 50.18% paid in equity in Q2 2015.

General and administrative

General and administrative expenses during Q2 2016 decreased 26% or $19,830 in comparison to Q2 2015, primarily due to the reduction in consulting fees.

Other expense, net

Other expense, net increased by 614% or $123,147 from Q2 2015 to Q2 2016 primarily as a result of costs associated with debt financings, and the loss on the retirement of debt.  Other expense includes interest expenses related to notes, derivative income/loss, amortization of debt discount, and exchange gains or losses.  The accounting treatment for the bifurcation of the derivative liabilities embedded in our short-term convertible notes results in a net derivative, non-cash expense of $87,475.  The net derivative expense represents the change in fair value of the derivative liability during the period as well as the amortization of the related debt discount.

Net loss

Net loss increased by 8% or $24,843 from Q2 2015 to Q2 2016 primarily as a result of costs associated with debt financings, as discussed above, which adjusted for the non-cash expense related to the $87,475 in net derivative expense would have resulted in a decrease in net loss as a result of the increased sales of SmartSoles and the revenue from the IP portfolio, as a direct result of the higher margin revenues and better operational efficiencies.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

	Six Months Ended June 30,
	2016		2015
	$	% of Revenues	$	% of Revenues

Revenues	260,030	100%	272,086	100%
Cost of goods sold	136,962	53%	196,198	72%
Net profit	123,068	47%	75,888	28%

Operating expenses:
Wages and professional fees	487,100	187%	509,636	187%
General and administrative	117,439	45%	133,410	49%
Total operating expenses	604,539	232%	643,046	236%

Loss from operations	(481,471)	-185%	(567,158)	-208%

Other expense, net	(156,838)	-60%	(56,104)	-21%
Net loss	(638,309)	-245%	(623,262)	-229%

Revenues

Revenues during the first six months of 2016 decreased by 4% or $12,056 in comparison to the same period in 2015, primarily due to lack of inventory in Q1 2016 related to the transition to our 1.5 version of Smart Soles during that quarter, which resulted in lower product sales of the prior, discontinued version during that period.

Included in the revenues for the six months ended June 30, 2016 are revenues related to the recognition of share value received from Inventergy as part of our consulting agreement and the license fees we received as part of the monetization of our IP portfolio.

Cost of goods sold

Cost of goods sold decreased 30% or $59,236 during the first six months of 2016 in comparison to the same six month period in 2015 primarily due increased in operational efficiencies.  Total gross margin increased from 28% in the 2015 period to 47% in 2016, which reflects higher margins realized from the sale of the GPS SmartSole and IP Portfolio.  We expect that overall gross margins will continue to increase slightly as the higher margin service subscription revenues scale.

Wages and professional fees

Wages and professional fees during the first six months of 2016 decreased 4% or $22,536 in comparison to the 2015 period primarily due to increased operational efficiencies.  Professional fees are expected to increase as we grow our business and expand our products into the wearable technology marketplace both in the U.S. and internationally.  During the six month period of 2016, 30.88% of wages and professional fees were paid through the issuance of equity, compared to 38.26% paid in equity in the same period in 2015.

General and administrative

General and administrative expenses during the first six months of 2016 decreased 12% or $15,971 in comparison to the 2015 period despite the increase in sales and other activities, primarily due to the reduction in consulting fees.  However, such expenses may increase in the future if our operations increase in accordance with our business plan.

Other expense, net

Other expense, net increased by 180% or $100,734, from the first six months of 2015 to 2016 primarily costs associated with debt financings, and the loss on the retirement of debt.  Other expense includes interest expenses related to notes, derivative income/loss, amortization of debt discount, and exchange gains or losses.  The accounting treatment for the bifurcation of the derivative liabilities embedded in our short-term convertible notes results in a net derivative, non-cash expense of $87,475.  The net derivative expense represents the change in fair value of the derivative liability during the period as well as the amortization of the related debt discount.

Net loss

Net loss for the respective six month periods increased from 2015 to 2016 by $15,047, or 2%, primarily as a result of costs associated with debt financings, as discussed above, which adjusted for the non-cash expense related to the $87,475 in net derivative expense would have resulted in a decrease in net loss as a result of the increased sales of SmartSoles and the revenue from the IP portfolio, as a direct result of the higher margin revenues and better operational efficiencies.

Liquidity and Capital Resources

As of June 30, 2016, we had $72,859 of cash and cash equivalents, and a working capital deficit of $1,650,712, compared to $7,868 of cash and cash equivalents and a working capital deficit of $1,127,492 as of December 31, 2015.  A large part of our negative working capital position at June 30, 2016 consisted of $393,802 of amounts due to officers and management of the Company for accrued wages and $645,603 related to the principal balance of unsecured convertible promissory notes, net of discount.  As further described below, since June 30, 2016, we have received a total of $294,500 from the sale of unsecured convertible promissory notes.

During the six months ended June 30, 2016, our net loss was $638,309, compared to a net loss of $623,262 for the six months ended June 30, 2015.  Net cash used in operating activities for Q2 2016 and Q2 2015 was $205,089 and $373,109, respectively.  Net cash used in operations was lower in Q2 2016 as compared to Q2 2015 because of non-cash expenses relating to stock issued for services.

Net cash provided by financing activities during Q2 2016 was $271,500 and consisted primarily of proceeds totaling $294,500 received from advances under various convertible note payable agreements as well as payments on Convertible Notes.   Net cash provided by financing activities during Q2 2015 was $425,000 and consists of proceeds totaling $425,000 received from advances under a convertible note payable agreement.

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

Until such time as the SmartSoles can support our working capital requirement, we expect to continue to generate revenues from our other licenses, Track My Work Force subscriptions, international distributors, hardware sales, professional services and new customers in the pipeline.  However, the amount of such revenues is unknown and is not expected to be sufficient to fund our working capital needs.  For our internal budgeting purposes, we have assumed that such revenues will not be sufficient to fund all of our planned operating and other expenditures in 2016.  In addition, our actual cash expenditures may exceed our planned expenditures, particularly if we invest in the development of improved versions of our existing products and technologies, and if we increase our marketing expenses.  Accordingly, we anticipate that we will have to continue to raise additional capital in order to fund our operations in 2016.  No assurance can be given that we will be able to obtain the additional funding we need to continue our operations.

In order to continue funding our working capital needs and our product development costs, during the second quarter of 2016 we entered into 3 separate note and share purchase agreements with 3 independent accredited investors and consolidated old debt from 2015 and early 2016 with 2 of the investors.  As a result, we issued convertible notes with a total principal balance of $538,946 for cash proceeds of $132,500.

The licensing agreements, distribution agreements and product sales initiatives we have in place have, to date, have not generated enough revenues to cover all of our operational expenses.  No assurance can be given that our current contractual arrangements and the revenues from our GPS SmartSoles, device sales, subscriptions, software licensing, or our smart phone or tablet Apps will generate significant revenues during the balance of 2016.

In addition to continuing to incur normal operating expenses, we intend to continue our research and development efforts for our technologies and products, including hardware, software, interface customization, and website development.  We expect to further develop our sales, marketing and manufacturing programs associated with the commercialization, licensing and sales of our GPS devices and technology. We currently do not have sufficient capital on hand to fully fund our inventory requirements, marketing, advertising and future product development, which lack of and inconsistencies in the timing and amount of fundings may negatively affect our future revenues.

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

Since inception in 2002, we have generated significant losses.  As of June 30, 2016, we had an accumulated deficit of approximately $19,157,372, and we currently expect to incur continued losses until our revenue initiatives collectively generate substantial revenues. Please see the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2015 for more information regarding risks associated with our business.

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

On May 10, 2016, we issued a total of 8,201,811 shares of common stock to two investors in exchange for retiring $50,000 in debt from Convertible Notes that closed in Q1 of 2015 and Q2 of 2016.

On June 7, 2016, we issued a total of 6,500,000 shares of common stock an investor in exchange for retiring $23,888 in debt from Convertible Note that closed in Q2 of 2016.

On August 4, 2016, we issued a total of 5,000,000 shares of common stock an investor in exchange for retiring $19,845 in debt from Convertible Note that closed in Q1 of 2016.

On August 5, 2016, we issued 10,800,000 shares of common stock (valued at $97,200) to four consultants and 1 investors in relation to their Convertible Note.

The issuance of the above shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a)

Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

99.1	Form of Note and Warrant Purchase Agreement

99.2	Form of Promissory Note

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTX CORP

Date: August 15, 2016 By:	/s/ ALEX MCKEAN Alex McKean, Chief Financial Officer (Principal Financial Officer)

Date: August 15, 2016 By:	/s/ PATRICK BERTAGNA Patrick Bertagna, Chief Executive Officer