Form 10-Q
period 2016-09-30
GTX CORP
filed 2016-11-15
CIK 1375793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2016

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

(213) 489-3019
(Registrant’s telephone number, including area code)

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 463,330,518 common shares issued and outstanding as of November 14, 2016.

GTX CORP AND SUBSIDIARIES

For the quarter ended September 30, 2016

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

GTX CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$29,945	$7,868
Accounts receivable, net	127,421	40,984
Inventory	55,371	57,643
Other current assets	119,993	55,449
Total current assets	332,730	161,944

Property and equipment, net	133,344	131,792
Investment in equity securities	63,325	-
Intangible assets	18,780	15,000
Total assets	$548,179	$308,736

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$244,746	$438,960
Accrued expenses - related parties	295,131	291,451
Deferred revenues	3,255	2,775
Current portion convertible promissory notes, net of discount	626,303	556,250
Derivative liability	224,626	-
Total current liabilities	1,394,061	1,289,436

Long-term convertible promissory notes, net of discount	156,575	200,000
Long-term convertible promissory notes – related parties	318,671	-
Total liabilities	1,869,307	1,489,436

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 2,071,000,000 shares authorized; 453,378,517 and 355,431,281 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	453,378	355,431
Additional paid-in capital	17,558,328	16,982,932
Accumulated deficit	(19,332,834)	(18,519,063)
Total stockholders’ deficit	(1,321,128)	(1,180,700)

Total liabilities and stockholders’ deficit	$548,179	$308,736

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues	$140,423	$121,339	$312,974	$393,425
Consulting income	100,846	-	188,325	-

Total revenues	241,269	121,339	501,299	393,425

Cost of goods sold	83,338	91,834	220,300	288,032

Gross margin	157,931	29,505	280,999	105,393

Operating expenses
Wages and professional fees	269,050	353,447	756,150	863,083
General and administrative	54,082	38,206	171,521	171,616

Total operating expenses	323,132	391,653	927,671	1,034,699

Loss from operations	(165,201)	(362,148)	(646,672)	(929,306)

Other income/(expenses)
(Gain) loss on extinguishment of debt	(250)	137,250	(29,577)	105,192
Derivative income	215,502	-	537,738	13,490
Amortization of debt discount	(213,964)	-	(623,675)	-
Interest expense	(11,549)	(41,788)	(51,585)	(79,324)

Total other income/(expenses)	(10,261)	95,462	(167,099)	39,358

Net loss	$(175,462)	$(266,686)	$(813,771)	$(889,948)

Weighted average number of common shares outstanding - basic and diluted	425,868,780	327,554,083	391,714,192	308,100,018

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(813,771)	$(889,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	27,344	2,632
Stock-based compensation	273,135	389,014
(Gain) loss on extinguishment of debt	29,577	(105,192)
Derivative (income) expense	(537,738)	(13,490)
Amortization of debt discount	623,675	68,764
Interest added to debt	27,119	-
Fair value of common stock received as income	(63,325)	-
Changes in operating assets and liabilities:
Accounts receivable	(86,437)	(10,650)
Inventory	2,272	38,066
Other current and non-current assets	(90,414)	(57,880)
Accounts payable and accrued expenses	(194,214)	91,520
Accrued expenses - related parties	409,680	55,252
Deferred revenues	480	(74,789)

Net cash used in operating activities	(392,617)	(506,701)

Cash flows from investing activities
Purchase of intangible assets	(3,780)	-
Purchase of property and equipment	(3,026)	(4,813)

Net cash used in investing activities	(6,806)	(4,813)

Cash flows from financing activities
Proceeds from convertible promissory notes	444,500	512,500
Payments on convertible promissory notes	(23,000)	(3,000)

Net cash provided by financing activities	421,500	509,500

Net change in cash and cash equivalents	22,077	(2,014)

Cash and cash equivalents, beginning of period	7,868	12,168

Cash and cash equivalents, end of period	$29,945	$10,154

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$2,503

Supplementary disclosure of noncash financing activities:
Issuance of stock for accrued expenses-related parties	$87,000	$229,438
Issuance of common stock for conversion of debt	$262,094	$342,232
Debt discount on convertible notes payable	$89,500	$-
Accrued salaries converted to convertible promissory notes	$318,671	$-

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

LOCiMOBILE, Inc., has been engaged in of Smartphone application (“App”) development since 2008. With a suite of mobile applications that turn the iPhone, iPad, Android and other GPS enabled handsets into a tracking device which can be tracked from handset to handset or through our tracking portal or on any connected device with internet access. LOCiMOBILE has launched numerous Apps across multi mobile device operating systems and continues to launch consumer and enterprise apps.

Basis of Presentation

The accompanying unaudited consolidated financial statements of GTX have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included. Our operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2015, which are included in our Annual Report on Form 10-K.

The accompanying consolidated financial statements reflect the accounts of GTX Corp and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred net losses of $813,771 and $889,948 for the nine months ended September 30, 2016 and 2015, respectively, has incurred losses since inception resulting in an accumulated deficit of $19,332,834 as of September 30, 2016, and has negative working capital of $1,061,331 as of September 30, 2016. The Company anticipates further losses in the development of its business.

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

Equity Securities

During the second quarter of fiscal 2016, we received restricted equity securities, which we have classified as “available for sale” securities. Our equity securities are marked to market on a quarterly basis, with unrealized gains and losses being excluded from earnings and reflected as a component of other comprehensive income.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets pursuant to ASC No. 820:

	September 30, 2016
	Fair Value	Input Level
Available for sale marketable securities:
Common stock	$63,325	Level 1

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

3.       JOINT VENTURE AND INVESTMENT IN EQUITY SECURITIES

On June 16, 2016, the Company entered into a Definitive Agreement with Inventergy Innovations, LLC (“Inventergy”), a subsidiary of Inventergy Global, Inc. (NASDAQ: INVT). The Company partnered with Inventergy to monetize three (3) GTX Patents. Upon signing the Agreement, the Patents were assigned to an Inventergy subsidiary, and Inventergy assigned a 45% interest in the entity to GTX. Inventergy is also obligated to make a sequence of quarterly payments to GTX in 2017, which payments represent non-refundable advances against future royalty and other payments. Pursuant to a non-exclusive license back to GTX, GTX will still retain all use rights of the 3 patents.

In addition to the Definitive Agreement, the Company entered into a Consulting Agreement with Inventergy for a period of eighteen months. The Company was issued 42,500 shares of restricted common stock of INVT, of which 1/6th of the stock vests at the close of each calendar quarter and Inventergy agreed to make five monthly payments to GTX totaling $250,000 through December 2016 as compensation. As of September 30, 2016, $125,000 of the cash compensation had been recognized. As of September 30, 2016, we owned 42,500 shares of restricted common stock of INVT valued $63,325.

The Company uses the equity method to account for its investment in the Inventergy subsidiary. Under the equity method, the Company recognizes its share of the earnings and losses of the subsidiary as they accrue instead of when they are realized. As of September 30, 2016, the Company’s investment in the subsidiary was $0.

4.       RELATED PARTY TRANSACTIONS

In order to preserve cash for other working capital needs, various officers and members of management have agreed to accrue, and defer payment of, portions of their salaries since fiscal 2011.

On September 30, 2016 management has elected to transfer accrued salaries into long-term convertible promissory notes, due on December 31, 2018, the total amount of salaries converted was $318,671. The notes will bear a 10% annual interest rate. Management shall have the right, but not the obligation to convert up to 50% of the amount advanced and accrued interest into shares, warrants or options of common or preferred stock of the Company at $0.01 per share.

As of September 30, 2016 and December 31, 2015, the Company owed $295,131 and $291,451, respectively for such accrued wages.

5.       DEBT

The following table summarizes the components of our short-term borrowings:

	September 30, 2016	December 31, 2015

Q4 2014 Convertible Notes	$126,000	$126,000
Q1 2015 Convertible Notes	60,000	150,000
Q2 2015 Convertible Notes	200,000	200,000
Q3 2015 Convertible Notes	45,000	84,000
Q4 2015 Convertible Notes	-	196,250
Q1 2016 Convertible Notes	140,000	-
Q2 2016 Convertible Notes	302,181	-
Q3 2016 Convertible Notes	507,671	-
Total convertible notes	1,380,852	756,250
Less: Debt discount	(279,303)	-
Convertible notes, net of debt discount	1,101,549	756,250

Current portion of convertible notes	$626,303	$556,250

Long-term convertible notes	$475,246	$200,000

On January 15, 2016, we received an additional installment of $15,000 from an accredited investor relating to the 7.5% Convertible Debenture entered into on October 9, 2015. On April 15, 2016, this note was sold to a private investor pursuant to the Exchange Agreement as described below.

On January 27, 2016, pursuant to a Note Purchase Agreement with an unaffiliated third party (the “Investor”) relating to the sale of an unsecured convertible promissory note and warrant. The third party purchased an additional unit for $25,000 and a principal balance of $30,000. The convertible promissory note is divided into units (“Units”), each in the principal amount of $30,000, with equal installments of $1,000 due sequentially every week until $30,000 has been repaid and warrants to purchase 1,250,000 shares of common stock at an exercise price of $0.015 per share. The convertible promissory notes are due on November 25, 2016, subject to certain conditions and restrictions set forth in the notes. The convertible promissory note has a relative fair value of $23,899 and the warrants has a relative fair value of $6,101 at the date of issuance determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.88% (ii) estimated volatility of 171% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of 25 months. The convertible note is convertible into shares of common stock based on the volume weighted average of the closing price per share for the 20 consecutive trading days prior to the conversion date if there is any outstanding principal balance due after the expiration due date. As of September 30, 2016, $5,000 cash installment payments have been made toward lowering the outstanding principal balance. On September 14, 2016, we consolidated all of these Investor’s notes into a single note valued at $120,000. The note is due December 16, 2016 and carries an OID of 20%.

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

During the period ended September 30, 2016, we made a cash payment of $23,000 to an accredited investor to reduce the outstanding balance on his loans.

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

On April 15, 2016, the Company entered into an Exchange Agreement (the “Exchange Agreement”) and a Lock-Up Agreement (the “Lock-Up Agreement”) with a private investor (the “Investor”). Pursuant to the Exchange Agreement, the Company agreed to issue the Investor two promissory notes in the amount of $234,619 and $29,327 (the “Notes”), respectively, in exchange for a 7.5% Convertible Debenture purchased by the Investor from a third party (the “Original Note”). The Company has also granted the Investor a right of first refusal on all future Company financings over the next twelve months. Via the Exchange Agreement, the Company was able to extend the maturity dates of the Notes to May 10, 2016 and October 15, 2016, respectively. Pursuant to the Lock-Up Agreement, the Investor has agreed not to sell any shares acquired from conversion of the Note until May 10, 2016. The convertible notes are convertible into shares of common stock at 49% of the lowest traded price in the prior thirty trading days. As a result of the Exchange Agreement, we recognized a loss on extinguishment of debt of $29,327.

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

On May 10, 2016, we issued a total of 8,201,811 shares of common stock to two investors upon the conversion of $50,000 in debt from Convertible Notes that were issued in the first quarter of 2015 and the second quarter of 2016.

On June 7, 2016, we issued a total of 6,500,000 shares of common stock to an investor upon the conversion of $23,888 in debt from a Convertible Note that was issued in the second quarter of 2016.

On June 14, 2016, we received $45,000 from a noteholder who consolidated the remaining balance of $55,000 in notes into a $100,000 convertible note with an OID of 20%. The convertible note matures on December 16, 2016, without interest, and is convertible into common stock of the Company at the lowest traded price in the 5 days prior to the conversion. The noteholder will received 2,000,000 shares of common stock for the origination of this loan. These shares were issued on August 5, 2016.

On June 28, 2016, a noteholder assigned his remaining balance of $60,000 to another investor who consolidated it with that investor’s $40,000 convertible note. The new convertible note matures on December 31, 2016, without interest, and is convertible into common stock of the Company at the lower of 49% of the lowest traded price in the prior 30 days or $0.005 per share. On July 25, 2016, the noteholder converted their outstanding principal balance into 16,773,833 shares of common stock at a conversion price of $0.003577 per share.

On July 8, 2016, we raised $150,000 related to a Warrant and Note Purchase Agreement with unaffiliated third parties (the “Investors”) relating to the sale of unsecured convertible promissory notes. The promissory notes are divided into units (“Units”), each in the principal amount of $31,500. The Convertible Note carries an original issue discount of 26%, mature on December 31, 2017 and are convertible into common stock of the Company at $0.015 per share, subject to adjustment and mandatory conversion. On July 8, 2016, the Investors had purchased the minimum raise required of six $25,000 Units (for a total of $150,000). The Agreement comes with two 3-year warrants, one to purchase 1,050,000 shares of common stock at $0.015 per share and the other to purchase 525,000 shares of common stock at $0.03 per share. The convertible promissory notes have a relative fair value of $134,019 and the warrants have a relative fair value of $54,981 at the date of issuance determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.71% (ii) estimated volatility of 200% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of 3 years.

On July 10, 2016, we issued a total of 5,000,000 shares of common stock to an investor for converting $17,885 in debt from a Convertible Note that closed in the first quarter of 2016.

On August 3, 2016, we issued a total of 5,000,000 shares of common stock to an investor for converting $19,845 in debt from a Convertible Note that closed in the first quarter of 2016.

On August 16 2016, we issued a total of 2,500,000 shares of common stock to an investor for converting $10,168 in debt from a Convertible Note that closed in the first quarter of 2016.

On August 26, 2016, we issued a total of 5,000,000 shares of common stock to an investor for converting $19,600 in debt from a Convertible Note that closed in the first quarter of 2016.

On September 19, 2016, we issued a total of 10,000,000 shares of common stock to an investor for converting $30,380 in debt from a Convertible Note that closed in the first quarter of 2016.

Derivative liabilities

The conversion features embedded in the convertible notes were evaluated to determine if such conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative. In the convertible notes with variable conversion terms, the conversion feature was accounted for as a derivative liability. The derivatives associated with the term convertible notes were recognized as a discount to the debt instrument and the discount is amortized over the expected life of the notes with any excess of the derivative value over the note payable value recognized as additional interest expense at the issuance date. Amortization of the debt discount totaled $623,675 and $0 during the periods ended September 30, 2016 and 2015, respectively.

The derivative liability was calculated using the Black Scholes method over the expected terms of the convertible debentures, with a risk free rate of 2% and volatility of 107% as of September 30, 2016. Included in Derivative Income in the accompanying consolidated statements of operations is income arising from the change in fair value of the derivatives of $537,738 and $13,490 during the periods ended September 30, 2016 and 2015, respectively.

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

On May 10, 2016, we issued a total of 8,201,811 shares of common stock to two investors for converting $50,000 in debt from Convertible Notes that was issued in the first quarter of 2015 and the second quarter of 2016.

On June 7, 2016, we issued a total of 6,500,000 shares of common stock to an investor for converting $23,888 in debt from a Convertible Note that was issued in second quarter of 2016.

On July 10, 2016, we issued a total of 5,000,000 shares of common stock to an investor for converting $17,885 in debt from a Convertible Note that closed in the first quarter of 2016.

On July 25, 2016, we issued a total of 16,773,833 shares of common stock to an investor for converting $60,000 in debt from a Convertible Note that closed in the first quarter of 2015.

On August 3, 2016, we issued a total of 5,000,000 shares of common stock to an investor for converting $19,845 in debt from a Convertible Note that closed in the first quarter of 2016.

On August 5, 2016, we issued 10,800,000 shares of common stock (valued at $86,400) to five consultants for services performed.

On August 16 2016, we issued a total of 2,500,000 shares of common stock to an investor for converting $10,168 in debt from a Convertible Note that closed in the first quarter of 2016.

On August 26, 2016, we issued a total of 5,000,000 shares of common stock to an investor for converting $19,600 in debt from a Convertible Note that closed in the first quarter of 2016.

On September 15, 2016, we issued 1,500,000 shares of common stock (valued at $12,000) to reduce accrued management salaries and 1,000,000 shares of common stock (valued at $8,000) to 4 board of directors for their services.

On September 15, 2016, we issued 750,000 shares of common stock (valued at $6,000) to two consultants for services performed.

On September 19, 2016, we issued a total of 10,000,000 shares of common stock to an investor for converting $30,380 in debt from a Convertible Note that closed in the first quarter of 2016.

The Company issued the following shares of common stock during the nine months ended September 30, 2016:

	Value of Shares	Number of Shares
Shares issued for services rendered	$254,300	26,550,000
Shares issued for accrued expenses	87,000	10,421,592
Shares issued for conversion of debt	262,094	60,975,644
Total	$603,394	97,947,236

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

On April 18, 2016, 500,000 warrants were issued to an accredited investor as part of the Note and Share Purchase Agreement. The warrant expires on April 18, 2019 at an exercise price of $0.0125.

On May 6, 2016, 1,250,000 warrants were issued to an accredited investor as part of the Note and Share Purchase Agreement. The warrant expires on December 16, 2018 at an exercise price of $0.015.

On May 16, 2016, 3,300,000 warrants were issued to consultant as part of their Advisory Services Agreement. The warrants expire on May 16, 2019 at an exercise price of $0.015.

On July 1, 2016, 4,200,000 series “A” warrants and 2,100,000 series “B” warrants were issued to an accredited investor as part of the Note and Warrant Purchase Agreement. The series A and B warrants expires on July 1, 2019 at an exercise price of $0.015 for the series A and $0.030 for the series B warrants.

On July 8, 2016, 2,100,000 series “A” warrants and 1,050,000 series “B” warrants were issued to two accredited investors as part of the Note and Warrant Purchase Agreement. The series A and B warrants expires on July 8, 2019 at an exercise price of $0.015 for the series A and $0.030 for the series B warrants.

A summary of the Company’s warrant activity and related information is provided below:

	Exercise Price $	Number of Warrants
Outstanding and exercisable at December 31, 2015	0.015 - 0.02	11,150,000
Warrants exercised	-	-
Warrants granted	0.0125 - 0.03	18,750,000
Warrants expired	-	-
Outstanding and exercisable at September 30, 2016	0.0125 - 0.03	29,900,000

Stock Warrants as of September 30, 2016
Exercise	Warrants	Remaining	Warrants
Price	Outstanding	Life (Years)	Exercisable

$0.020	9,900,000	1.32	9,900,000
$0.015	13,350,000	2.35	13,350,000
$0.0125	3,500,000	2.50	3,500,000
$0.030	3,150,000	2.77	3,150,000

Common Stock Options

Under the Company’s 2008 Equity Compensation Plan (the “2008 Plan”), we are authorized to grant stock options intended to qualify as Incentive Stock Options, “ISO”, under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified options, restricted and unrestricted stock awards and stock appreciation rights to purchase up to 7,000,000 shares of common stock to our employees, officers, directors and consultants, with the exception that ISOs may only be granted to employees of the Company and its subsidiaries, as defined in the 2008 Plan. After adjusting for expired and estimated pre-vesting forfeitures, options for approximately 2,235,000 shares were still available for grant under the 2008 Plan as of September 30, 2016.

Stock option activity under the 2008 Plan for the nine months ended September 30, 2016 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Grant Date Fair Value
Outstanding at December 31, 2015	452,493	$0.08	0.84	$46,901
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options cancelled/ forfeited/ expired	(452,493)	-	-	(46,901)
Outstanding at September 30, 2016	-	$-	-	$-

The Company recognizes option expense ratably over the vesting periods. As all outstanding options had vested as of December 31, 2012, we have recognized no compensation expense related to options granted under the 2008 Plan during the nine months ended September 30, 2016 and 2015, however these options did expire after their 3 year period.

7.       SUBSEQUENT EVENTS

On October 14, 2016, we issued a total of 2,400,000 shares of common stock to an investor upon the conversion of $12,000 in debt from a Convertible Note that closed in the first quarter of 2016.

On October 28, 2016, we issued a total of 4,000,000 shares of common stock to an investor upon the conversion of $20,000 in debt from a Convertible Note that closed in the first quarter of 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report include forward-looking statements. These forward looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information. Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including but not limited to: variability of our revenues and financial performance; risks associated with product development and technological changes; the acceptance our products in the marketplace by existing and potential future customers; general economic conditions. You should be aware that the occurrence of any of the events described in this Quarterly Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.

Introduction

Unless otherwise noted, the terms “GTX Corp”, the “Company”, “we”, “us”, and “our” refer to the ongoing business operations of GTX Corp and our wholly-owned subsidiaries, Global Trek Xploration, and LOCiMOBILE, Inc. During part of the first quarter of 2015, we owned Code Amber News Service, Inc., a wholly-owned subsidiary that was discontinued in February 2015. Accordingly, unless otherwise specified, references to the “Company”, “we”, “us”, and “our” for periods before February 2015 also refer to, and include Code Amber News Service, Inc.

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

Overview

Since the start of 2015 the Company has focused on building channels of distribution for its product lines of embedded devices, Stand-Alone devices and Digital Apps which all funnel into the GTX Corp IoT monitoring platform. Each product line is sold both direct to consumer (B2C) and business to business (B2B) through a global network of resellers, affiliates, distributors, nonprofit organizations, government agencies, manufacturers reps and retailers. The Company has been ramping up its product distribution and sales channels and, as of September 30, 2016, the Company had live units in the field and / or paying subscribers in over 35 countries, had 8 regional sales reps in the US, 6 retired and active professional athlete brand ambassadors, over 300 online affiliates, 15 international and domestic distributors, and a joint venture distribution agreement in Ireland. Also we were issued a vendor numbers and/or orders for reimbursement in 6 U.S. states, and have applied for other State and Federal reimbursement codes, grants and private insurance reimbursement, which if granted is expected to increase the potential market for users of our SmartSole product line. All product lines are sold with a monthly, quarterly or annual subscription or licensing service plans ranging from $5 to $49 per month with close to 2,500 worldwide subscribers as of September 30, 2016.

During the quarter ended September 30, 2016, GTX Corp applied for and was assigned a National Provider Identifier (NPI) number from the National Plan Provider Enumeration System. The NPI is a unique identification number for covered health care providers. The Centers for Medicare & Medicaid Services (CMS) developed the National Plan and Provider Enumeration System (NPPES) to assign these unique identifiers and as outlined in the Health Insurance Portability and Accountability Act of 1996 (HIPAA), covered providers must also share their NPI with other providers, health plans, clearinghouses, and any entity that may need it for billing purposes. Having an NPI number should further facilitate our ability to sell our SmartSoles for elderly and other persons who need this product for medical purposes, and to comply with the billing requirements of government agencies and insurance providers.

We have been modifying and upgrading our modules of our SmartSoles GPS tracking product to, among other things, make it available for use in various localities without customization. We refer to the modified/upgraded versions as versions 1.25, 1.5, etc. 450 of our last 500 units of our version 1.25 GPS modules devices that were assembled for use in SmartSoles the second fiscal quarter of 2016 were deployed into the marketplace in this third quarter of 2016. During this current quarter, we went into our third and fourth production runs of version 1.25 of our SmartSole modules, and are expecting delivery of 250 units in November and 500 units in December. We also placed an order for 300 units of version 1.5 with an expected delivery in January 2017. The production and roll-out of version 1.5 of our SmartSole product is expected to be a significant advancement for us on many levels. First we no longer have to custom make SmartSoles for our international distributors with their Sim cards, so our manufacturing cost and time lines are reduced and we have more flexibility to timely meet our customers’ requirements. Second we are now able to bill for data charges in over 100 countries, thereby increasing our potential markets. The ability to both produce a product that is able to be delivered to foregign market without customization and to bill for data charges in additional countries will enable us to increase our RPS (revenue per subscriber) which is continuing to trend up from last year.

During Q1, after having been granted our third patent in our “286” family of patents, we began actively exploring a monetization campaign. During Q2 2016 the Company signed an agreement with Inventergy Innovations, LLC (“Inventergy”), a subsidiary of Inventergy Global, Inc. (NASDAQ: INVT). Under the agreement, Inventergy will spearhead a monetization campaign for the three “286” GTX patents. Part of Inventergy’s strategy will be to require potential infringers of these patents to either license the use of the patents or sell to the patents to third parties that operate in related industries. Upon the signing of the Inventergy agreement, the three patents were assigned to an Inventergy subsidiary. In exchange for this assignment, GTX received a 45% interest in the Inventergy subsidiary. The Inventergy subsidiary granted GTX a non-exclusive license to use the three “286” patents. Accordingly, GTX will still retain all use rights of the 3 patents in GTX’s products.

All three of the GTX Corp patents are not limited to any particular form factor and are applicable to any generic tracking device, which, in its simplest form includes a communication device (i.e. cell phone modem, blue tooth or Wi-Fi communicator), a location detector (i.e. GPS or Wi-Fi Module) and data memory. This technology is now commonly embedded in millions of devices and deployed across numerous industries.

The potential value of these 3 patents is that they extend far beyond our core footwear patents and into areas such as GPS watches, fitness wearables that track location, hand-held GPS devices, tracking apps on Smartphones, standalone GPS tracking devices and location based platforms in general, which represents a very sizable addressable market.

Upon signing the agreement with Inventergy Innovations, LLC, its parent company, Inventergy Global, Inc., issued to GTX 42,500 restricted shares of Inventergy Global, Inc. common stock, having an initial value of $62,479, and a series of monthly cash payments totaling $250,000 through December 2016 as payment for consulting services. The restricted shares of common stock vests at a rate of 1/6th at the close of each calendar quarter. Inventergy has also paid us $50,000 this quarter in cash and $75,000 in October 2016 as part of an overall payment schedule of fees due to GTX throughout the remainder of 2016. Starting in 2017, we expect a quarterly draw from the joint subsidiary against any future licensing revenues or possible sale of the patents that Inventergy is working to monetize.

In Q3, we delivered a prototype of our new proprietary tracking device for military use, on a non-cellular, encrypted GPS technology platform.  These new devices are being developed for large scale installations and bases that need to monitor the location and movement of every asset (both human and non-human on that base, but due to the remote location of these bases and lack of conventional cellular coverage the devices utilize RF technology and are in a hardened military grade encasement.  In preparation for developing an ongoing relationship with the military, we have applied for and received a System for Award Mangement (SAM) number and a General Services Administration (GSA) number and approval for SENSENET. We have shipped a small order of this prototype product to the military. Based on the feedback we have received from our customer, subject to budget approval, we may receive additional orders, possibly as early as in the fiscal quarter ended March 2017.

In our ongoing strategy to expand our SmartSole target market beyond senior citizens and towards young adults with autism and with the recent study that claims 1/3 of autistic youngsters wander, last quarter we brought on a new advisor - Lynette Louise an Internationally renowned Brain Expert with two board certifications in neurotherapy and author of several books. We are currently working with Lynette to begin offering workshops and consultations for families caring for a child on the far extreme of the ASD spectrum. This new initiative is intended to strengthen our role and presence in the autistic community and to expand our product offerings in our online store. This initiative is expected to launch in the 4th quarter of 2016.

Results of Operations

The following discussion should be read in conjunction with our interim consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report.

Three Months Ended September 30, 2016 (“Q2 2016”) Compared to the Three Months Ended September 30, 2015 (“Q2 2015”)

	Three Months Ended September 30,
	2016		2015
	$	% of Revenues	$	% of Revenues

Revenues	241,269	100%	121,339	100%
Cost of goods sold	83,338	35%	91,834	76%
Net profit	157,931	65%	29,505	24%

Operating expenses:
Wages and professional fees	269,050	112%	353,447	291%
General and administrative	54,082	22%	38,206	31%
Total operating expenses	323,132	134%	391,653	323%

Loss from operations	(165,201)	-68%	(362,148)	-298%

Other expense, net	(10,261)	-4%	95,462	79%
Net loss	(175,462)	-73%	(266,686)	-220%

Revenues

Revenues during Q3 2016 increased by 99% or $119,930 in comparison to Q3 2015 primarily due to $100,000 of consulting fees we received from Inventergy related to our proposed monetization of three patents in our IP portfolio, and to the increase in subscribers and higher revenues per subscriber (RPS). SmartSoles revenues increased due to our ability to have an embedded SIM card in our devices. Revenues from the sale of GPS SmartSoles in Q3 2015 accounted for approximately 62% of total revenues, in comparison to Q3 2016 SmartSole sales accounted for approximately 35% of total revenues. The increase in revenues (excluding the Inventergy payments) stems from a diverse product line and increase in recurring licensing and subscription service fees. We also had an increase in direct to consumer sales at a higher margin, increasing overall profits and increase in revenues per subscriber (RPS) as our consumer subscribers pay the higher retail price ranging from $25 to $49 per month and our B2B customers pay the wholesale price of $5 to $18 per month. The balance of the revenue for the second quarter of 2016 represented sales of stand-alone units, monthly service plans, licensing fees and App downloads.

Cost of goods sold

Cost of goods sold decreased 9% or $8,496 during Q3 2016 in comparison to Q3 2015 primarily due to increase in buying and manufacturing efficiencies. Total gross margin increased from 24% in Q3 2015 to 65% in Q3 2016, which reflects more revenue being derived from higher margin products and services and the consulting fees from Inventergy (there were no costs associated with that payment). As we increase our subscription base of monthly recurring fees, total overall gross margins are expected to increase accordingly.

Wages and professional fees

Wages and professional fees during Q3 2016 decreased 24% or $84,397 in comparison to Q3 2015 primarily due a reduction in stock based compensation to consultants and advisors.

General and administrative

General and administrative expenses during Q3 2016 increased 42% or $15,876 in comparison to Q3 2015 primarily due to an increase in business, customers and subscribers.

Other income (expense), net

Other income, net decreased by 111% or $105,723 from Q3 2015 to Q3 2016 primarily as a result of costs associated in 2015 with debt financings, and the loss on the retirement of debt and the gain from the extinguishment of debt of $137,250. No such costs were realized in the same quarter in 2016. Other expense includes interest expenses related to notes, derivative income/loss, amortization of debt discount, and exchange gains or losses. The accounting treatment for the bifurcation of the derivative liabilities embedded in our short-term convertible notes results in a net derivative, non-cash income of $215,502. The net derivative expense represents the change in fair value of the derivative liability during the period as well as the amortization of the related debt discount.

Net loss

Net loss decreased by 34% or $91,224 from Q3 2015 to Q3 2016 primarily as a result of increased sales of SmartSoles, recurring monthly subscriptions and the revenue from the consulting income with Inventergy, and a decrease in total operating expenses.

Nine months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

	Nine months Ended September 30,
	2016		2015
	$	% of Revenues	$	% of Revenues

Revenues	501,299	100%	393,425	100%
Cost of goods sold	220,300	44%	288,032	73%
Net profit	280,999	56%	105,393	27%

Operating expenses:
Wages and professional fees	756,150	151%	863,083	219%
General and administrative	171,521	34%	171,616	44%
Total operating expenses	927,671	185%	1,034,699	263%

Loss from operations	(646,672)	-129%	(929,306)	-236%

Other expense, net	(167,099)	-33%	39,358	10%
Net loss	(813,771)	-162%	(889,948)	-226%

Revenues

Revenues during the first nine months of 2016 increased by 27% or $107,874 in comparison to the same period in 2015, primarily due to the consulting fees and revenues related to the recognition of the value of the common stock received from Inventergy, the increase in subscribers and higher revenues per subscriber (RPS), and our first military shipment. Revenues from the sale of GPS SmartSoles in Q3 2015 accounted for approximately 72% of total revenues, in comparison to Q3 2016 SmartSole sales accounted for approximately 38% of total revenues, reflecting an increase in revenue streams from a diverse product line and recurring licensing and subscription service fees. We also had an increase in direct to consumer sales at a higher margin, increasing overall profits and increase in revenues per subscriber (RPS) as our consumer subscribers pay the higher retail price ranging from $25 to $49 per month and our B2B customers pay the wholesale price of $5 to $18 per month. The balance of the revenue for the second quarter of 2016 represented sales of stand-alone units, monthly service plans, consulting fees and App downloads.

Cost of goods sold

Cost of goods sold decreased 24% or $67,732 during the first nine months of 2016 in comparison to the same nine month period in 2015 primarily due increased in operational efficiencies. Total gross margin increased from 27% in the 2015 period to 56% in 2016, which reflects higher margins realized from the sale of the GPS SmartSole and consulting fees from Inventergy (there were no costs associated with that payment). We expect that overall gross margins will continue to increase slightly as the higher margin service subscription revenues increase.

Wages and professional fees

Wages and professional fees during the first nine months of 2016 decreased by 12% or $106,933 in comparison to the 2015 period despite increased staff, primarily due to increased operational efficiencies.  Professional fees are expected to increase as we grow our business and expand our products into the wearable technology marketplace both in the U.S. and internationally.

General and administrative

General and administrative expenses during the first nine months of 2016 decreased 0.1% or $95 in comparison to the 2015 period despite the increase in sales and other activities. However, such expenses may increase in the future if our operations increase in accordance with our business plan.

Other income/(expense), net

Other income, net decreased by 525% or $206,457, from the first nine months of 2015 to 2016 primarily as a result of a decrease in costs associated with debt financings, and the loss on the retirement of debt and the gain from the extinguishment of debt of $137,250 realized in the same quarter in 2015, but not in 2016. Other income/expense includes interest expenses related to notes, derivative income/loss, amortization of debt discount, and exchange gains or losses. The accounting treatment for the bifurcation of the derivative liabilities embedded in our short-term convertible notes results in a net derivative, non-cash income of $537,738. The net derivative expense represents the change in fair value of the derivative liability during the period as well as the amortization of the related debt discount.

Net loss

Net loss for the respective nine month period decreased from 2015 to 2016 by $76,177, or 9%, primarily as a result of increased sales of SmartSoles, recurring monthly subscriptions and the revenue from the consulting agreement with Inventergy, as a direct result of the higher margin revenues and better operational efficiencies. The loss from operations decreased by a larger amount, or 30%, but the inclusion of losses related to derivative expenses, and increased interest expense reduced the net result.

Liquidity and Capital Resources

As of September 30, 2016, we had $29,945 of cash and cash equivalents, and a working capital deficit of $1,061,331, compared to $7,868 of cash and cash equivalents and a working capital deficit of $1,127,492 as of December 31, 2015.  A large part of our negative working capital position at September 30, 2016 consisted of $295,131 of amounts due to officers and management of the Company for accrued wages, and $626,303 related to the principal balance of unsecured convertible promissory notes, net of discount.  As further described below, since September 30, 2016, we have received a total of $444,500 from the sale of unsecured convertible promissory notes.

During the nine months ended September 30, 2016, our net loss was $813,771, compared to a net loss of $889,948 for the nine months ended September 30, 2015.  Net cash used in operating activities for Q3 2016 and Q2 2015 was $392,617 and $506,701, respectively.  Net cash used in operations was lower in Q3 2016 as compared to Q3 2015 because of non-cash expenses relating to stock issued for services.

Net cash provided by financing activities during Q3 2016 was $421,500 and consisted primarily of proceeds totaling $444,500 received from advances under various convertible note payable agreements as well as payments on Convertible Notes. Net cash provided by financing activities during Q3 2015 was $509,500 and consists of proceeds totaling $512,500 received from advances under a convertible note payable agreement.

Because revenues from our operations have, to date, been insufficient to fund our working capital needs, we currently rely on the cash we receive from both our financing activities and the Inventergy payments to fund our capital expenditures and to support our working capital requirements The sale of the SmartSole product, and the recurring revenues that we will receive from users, is expected to enhance our liquidity during the balance of 2016 and 2017, although the amount of revenues we receive in these periods cannot be estimated. We also expect to receive periodic cash payments under our patent monetization agreement with Inventergy. These payments, if they continue, will supplement or liquidity needs, but will not be sufficient to fund our expected cash needs in 2016 unless SmartSole revenues increase substantially. Inventergy has the right to terminate our agreement at any time. We also are entitled to receive 45% of third party payments that Inventergy receives from third parties upon the sale or licensing of our patent rights. Because it is uncertain if, or when, we will ever receive any payments from third parties related to the license or purchase of our patent rights, we have not included any such payments in our financial budgets.

Until such time as the SmartSoles revenues can support our working capital requirement, we expect to continue to generate ancillary revenues from our other licenses, Track My Work Force subscriptions, international distributors, hardware sales, professional services and new customers in the pipeline. However, the amount of such revenues is unknown and is not expected to be sufficient to fund our working capital needs. For our internal budgeting purposes, we have assumed that such revenues will not be sufficient to fund all of our planned operating and other expenditures in 2016 and early 2017. In addition, our actual cash expenditures may exceed our planned expenditures, particularly if we invest in the development of improved versions of our existing products and technologies, and if we increase our marketing expenses. Accordingly, we anticipate that we will have to continue to raise additional capital in order to fund our operations in 2016. No assurance can be given that we will be able to obtain the additional funding we need to continue our operations.

In order to continue funding our working capital needs and our product development costs, during the third quarter of 2016 we entered into 3 separate note and share purchase agreements with 3 independent accredited investors. As a result, we issued convertible notes with a total principal balance of $189,000 for cash proceeds of $150,000.

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

As noted above, based on budgeted revenues and expenditures, unless revenues increase significantly, we believe that our existing and projected sources of liquidity (including the minimum periodic payments we will receive from Inventergy while our agreement is in effect) may not be sufficient to satisfy our cash requirements for the next twelve months. Accordingly, we will need to raise additional funds in 2016 and 2017. The sale of additional equity securities will result in additional dilution to our existing stockholders. Sale of debt securities could involve substantial operational and financial covenants that might inhibit our ability to follow our business plan. Any additional funding that we obtain in a financing is likely to reduce the percentage ownership of the Company held by our existing security-holders. The amount of this dilution may be substantial based on our current stock price, and could increase if the trading price of our common stock declines at the time of any financing from its current levels. We may also attempt to raise funds through corporate collaboration and licensing arrangements. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to grant licenses on terms that are not favorable to us. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain the needed additional funding, we may have to further reduce our current level of operations, or may even have to totally discontinue our operations.

Since inception in 2002, we have generated significant losses. As of September 30, 2016, we had an accumulated deficit of $19,332,834, and we currently expect to incur continued losses until our revenue initiatives collectively generate substantial revenues. Please see the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2015 for more information regarding risks associated with our business.

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

None.

ITEM 1A. RISK FACTORS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 10, 2016, we issued a total of 5,000,000 shares of common stock to an investor for converting $17,885 in debt from a Convertible Note that closed in Q1 2016.

On July 25, 2016, we issued a total of 16,773,833 shares of common stock to an investor for converting $60,000 in debt from a Convertible Note that closed in Q1 2015.

On August 3, 2016, we issued a total of 5,000,000 shares of common stock to an investor for converting $19,845 in debt from a Convertible Note that closed in Q1 2016.

On August 5, 2016, we issued 10,800,000 shares of common stock (valued at $86,400) to four consultants and one investor in relation to their Convertible Note.

On August 16 2016, we issued a total of 2,500,000 shares of common stock to an investor for converting $10,168 in debt from a Convertible Note that closed in Q1 2016.

On August 26, 2016, we issued a total of 5,000,000 shares of common stock to an investor for converting $19,600 in debt from a Convertible Note that closed in Q1 2016.

On September 15, 2016, we issued 1,500,000 shares of common stock (valued at $12,000) to reduce accrued management salaries and 1,000,000 shares of common stock (valued at $8,000) to 4 board of directors for their services.

On September 15, 2016, we issued 750,000 shares of common stock (valued at $6,000) to two consultants for services performed.

On September 19, 2016, we issued a total of 10,000,000 shares of common stock to an investor for converting $30,380 in debt from a Convertible Note that closed in Q1 2016.

The issuance of the above shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a)       Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

10.3	Definitive Agreement, dated June 16, 2016, between the Company and between Inventergy Innovations, LLC*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

*       Certain portions of the Exhibit have been omitted based upon a pending request for confidential treatment filed by us with the SEC. The omitted portions of the Exhibit have been separately filed by us with the SEC

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTX CORP

Date: November 14, 2016	By:	/s/ ALEX MCKEAN
Alex McKean,
Chief Financial Officer (Principal Financial Officer)

Date: November 14, 2016	By:	/s/ PATRICK BERTAGNA
Patrick Bertagna,
Chief Executive Officer

