Form 10-K
period 2016-12-31
GTX CORP
filed 2017-03-31
CIK 1375793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ] No [X]

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

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein and, will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The outstanding number of shares of common stock as of March 31, 2017 was 579,742,295.

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

OVERVIEW OF THE BUSINESS

GTX Corp is a holding company that currently owns and operates two subsidiaries engaged in the growing $34 billion wearable technology and IoT industry. GTX was founded in 2002, became publicly traded in 2008, and is currently headquartered in Los Angeles, California.

GTX provides a patented global monitoring platform that answers the “where is” question: such as, where is my mother, child, employee, pet, drone, rifle or high value asset. Through a proprietary IoT (“Internet of Things”) enterprise platform the Company offers a range of hardware, software and connectivity tracking and monitoring solutions and generates revenues through the sale of products, licensing, recurring subscriptions and professional services.

Since the inception of our business, GTX Corp has developed and commercially launched several products, including our most recent GPS and Bluetooth Low Energy (“BLE”) SmartSoles, hand-held GPS tracking devices, more than 20 smartphone and tablet Apps, all supported by our hosted and scalable backend monitoring platform. The Company has four revenue streams comprising of product sales, recurring subscriptions, software and intellectual property (IP) licensing, and professional services. These core products and services are supported by GTX’s IP portfolio of issued patents, licensed patents, patents pending, registered trademarks, copyrights, URLs and a library of proprietary hardware and software.

In 2016, we commenced offering our products to the U.S. military for use in tracking military personnel and equipment.

Also in 2016, we entered into a strategic IP agreement with Inventergy Innovations, LLC in order to maximize the licensing potential of certain of our key patents. Under this agreement, we assigned three of our key patents to Inventergy Innovations who, in turn, will either license these patents to third parties, enforce the patents against third parties, or otherwise monetize these IP assets. We own a 45% interest in Inventergy Innovations and will receive a portion of any licensing, sales or other revenues that Inventergy Innovations generates from the monetization of the three patents. Although we assigned the three patents to Inventergy Innovations, we continue to have the right to commercially exploit the three patents in our own products.

There are four primary market segments that we have identified as our primary target markets:

1)	People with cognitive memory disorders, such as Alzheimer’s, dementia, autism and traumatic brain injury (“TBI”). Typically, these people have a tendency to wander and require some wander guard technology and remote oversight. In 2014 there were an estimated 5.2 million people in the United States with Alzheimer’s disease and approximately 13.9% of people age 71 and older in the United States have dementia (this number is closer to 100 million on a global basis).
2)	High Value assets, such as drones, cargo and rifles.

3)	Mobile work force, such as salespersons, journalists, electricians, plumbers, food delivery, property management agents, cleaning services and other industries that require knowing the whereabouts of an employee or contractor in real time.
4)	Military and law enforcement personnel and equipment.

Our operations are currently conducted through two wholly-owned subsidiaries (Global Trek Xploration, Inc. and LOCiMOBILE, Inc.) that operate in various interrelated sectors of the location-based wearable technology market. Through these subsidiaries, GTX Corp is engaged in the design, development, manufacturing, distribution and sales of five (5) related products and services in the GPS, cellular, BLE, RF and WiFi wearable technology personal location and wandering assistive technology business. Through a proprietary enterprise (IoT) monitoring platform and licensing subscription business model, the Company offers a complete end to end solution of hardware, middleware, apps, connectivity, and professional services that can track people or assets at the touch of a button in real-time.

Since the start of 2015, the Company has focused on building channels of distribution for its product lines of embedded devices, Stand-Alone devices and Digital Apps which all funnel into the GTX Corp IoT monitoring platform. Each product line is offered both direct to consumer (B2C) and business to business (B2B) through a global network of resellers, affiliates, distributors, nonprofit organizations, government agencies, manufacturers reps and retailers. The Company has been developing international product distribution and sales channels and, as of December 31, 2016, the Company had 8 regional sales reps in the U.S., 6 retired and active professional athlete brand ambassadors, over 300 online affiliates, and 15 international and domestic distributors. Also, we were issued a vendor numbers and/or orders for reimbursement in 6 U.S. states, and have applied for other State and Federal reimbursement codes, grants and private insurance reimbursement, which if granted is expected to increase the potential market for users of our SmartSole product line. All product lines are sold with a monthly, quarterly or annual subscription or licensing service plans ranging from $5 to $35 per month. As of December 31, 2016, we had over 2,500 SmartSole units in the field in over 35 countries.

In 2016, the U.S. Patent and Trademark office granted us a third patent in our “286” family of patents, which patents cover key aspects of our tracking technology. These three GTX Corp patents are not limited to any particular form factor and are applicable to any generic tracking device, which, in its simplest form includes a communication device (i.e. cell phone modem, blue tooth or Wi-Fi communicator), a location detector (i.e. GPS or Wi-Fi Module) and data memory. This technology is now commonly embedded in millions of devices and smartphones, deployed across numerous industries. In order to better monetize our IP, in June 2016, we signed an agreement with Inventergy Innovations, LLC (“Inventergy”), a subsidiary of Inventergy Global, Inc. (NASDAQ: INVT). Under this agreement, Inventergy agreed to spearhead a monetization campaign for the three “286” GTX patents. Part of Inventergy’s strategy will be to require third parties that operate in related industries and potential infringers of these patents to either license the use of the patents or to otherwise acquire rights to the patents parties. Upon the signing of the Inventergy agreement, the three patents were assigned to an Inventergy subsidiary. In exchange for this assignment, GTX received a 45% interest in the Inventergy subsidiary, along with a cash and stock compensation. The Inventergy subsidiary granted GTX a non-exclusive license to use the three “286” patents. Accordingly, GTX will still retain all use rights of the three patents in GTX’s products.

The potential value of these 3 patents is that they extend beyond our core footwear patents and into areas such as GPS watches, fitness wearables that track location, hand-held GPS devices, tracking apps on Smartphones, standalone GPS tracking devices and location based platforms in general, which represents a very sizable addressable market.

Upon signing the agreement with Inventergy Innovations, LLC, its parent company, Inventergy Global, Inc., issued to GTX 42,500 restricted shares of Inventergy Global, Inc. common stock, having an initial value of $62,479. Inventergy also paid us $250,000 in 2016 consulting fees and for the rights to monitize our three patents. Starting in 2017, we expect a quarterly draw against any future licensing revenues or possible sale of the patents that Inventergy is actively engaged in monetizing.

In the second quarter of 2016, we signed a collaboration agreement with George Mason University’s College of Health and Human Services. In collaboration with investigators from the Milken Institute School of Public Health at the George Washington University, who have expertise in the economics of disease management and mobile health technologies, the University will utilize GTX technology and data in order to study wandering habits in elderly people with Alzheimer’s and dementia. The initial grant funded project will begin in early fall 2016 and is expected to last one year. If successful, the project will be extended for 2-3 more years with result in a set of models capable of predicting a general area or direction in which a given Alzheimer’s or dementia patient is most likely to go when becoming disoriented and/or wandering. The created preliminary models will be made available to GTX Corp, which will consider deploying the prediction algorithms into their backend monitoring platform, adding another layer of technology and overall value to the platform and monitoring services provided by the Company. This is the first entre for GTX in Big Data and Data analytics.

In the third quarter of 2016, we delivered a prototype of our new proprietary GPS tracking device to the U.S. military for military use, on a non-cellular, encrypted GPS technology platform. These new devices are being developed for large scale installations and bases that need to monitor the location and movement of every asset (both human and non-human) on that base, but due to the remote location of these bases and lack of conventional cellular coverage the devices utilize RF technology and are in a hardened military grade encasement. In preparation for developing an ongoing relationship with the military, we have applied for and received a System for Award Management (SAM) number and a General Services Administration (GSA) number and approval for SENSENET. We have shipped a small order of this prototype product to the military. Based on the feedback we have received from our customer, subject to budget approval, we may receive additional orders in 2017.

During 2016, we also added distributors in Mexico and Norway, and added two U.S distributors, Raco Industries and Kore Wireless, both companies with experience in the wireless and location – based industry and international channel partners and resellers. As a result, additional markets will now have access to our GPS SmartSoles.

In our ongoing strategy to expand our SmartSole target market beyond senior citizens and towards young adults with autism and with the recent study that claims 1/3 of autistic youngsters wander, Lynette Louise an Internationally renowned Brain Expert with two board certifications in neurotherapy and author of several books was added to our advisory board. We are currently working with Lynette to begin offering workshops and consultations for families caring for a child on the far extreme of the ASD spectrum. This new initiative is intended to strengthen our role and presence in the autistic community and to expand our product offerings in our online store.

Global Trek Xploration

Our first wholly owned subsidiary engages in the business of hardware, software, connectivity, design and development of GPS, Cellular, RF, WiFi and Bluetooth low energy (“BLE”) monitoring and tracking solutions. This includes the management and monetization of the Company’s IP portfolio. Offering a GPS and BLE location platform that enables subscribers to track in real time the whereabouts of people, or high valued assets. Our proprietary GPS device, which consists of a miniature quad band GPRS transceiver, antenna, circuitry, battery and inductive charging pad can be customized and integrated into numerous form factors whose location and movement can be monitored in real time over the Internet through our 24x7 tracking portal or on a web enabled cellular telephone. The tracking portal is fully scalable and has been licensed to several partners both in the U.S. and internationally. It is a secure platform equipped with a database, application-programming interface (“API”) for custom integration and communication SMS gateway software and hardware. Subscriber internet communications are routed through GTX’s proprietary, fault-tolerant, carrier-class, and application-specific interface software. Our Location Data Center services are also offered to non-Global Trek products and hardware systems (i.e. handsets and personal electronics) of major electronics manufacturers through the offer and sale of exclusive licenses (either geographical, regional or product categories).

Markets that Global Trek Xploration is currently in, or is exploring, include:

●	Families with members who have Alzheimer’s and or dementia, including developmentally challenged adults;
●	Elder care support, life-style management and e-health applications;
●	Adults and children with cognitive disorders such as Autism and TBI;
●	High value asset tracking and location capability of drones, bikes, motorcycles, containers, luggage, riffles and other assets that require monitoring or tracking through a miniaturized low power consumption device;
●	Mobile work force;
●	Security for high-level executives, field workers, first responders, journalists, government employees;
●	Military, and law enforcement;
●	Biometrics, health and wellness;
●	Smart Home technology, and;
●	Accessories and peripherals.

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

We have been modifying and upgrading our modules of our SmartSoles GPS tracking product to, among other things, make it available for use in various localities without customization. We refer to the modified/upgraded versions as versions 1.25, 1.5, etc. We also placed an order for 300 units of version 1.5. The production and roll-out of version 1.5 of our SmartSole product is expected to be a benefit because, unlike the earlier versions, we no longer have to custom make SmartSoles for our international distributors with their Sim cards, so our manufacturing cost and time lines are reduced and we have more flexibility to timely meet our customers’ requirements. Also, version 1.5 of our SmartSole will now allow us to bill for data charges in over 100 countries, thereby increasing our potential markets. The ability to both produce a product that is able to be delivered to foreign market without customization and to bill for data charges in additional countries will enable us to increase our RPS (revenue per subscriber).

Global Trek Xploration has developed a “carrier-class” architecture and hosts the servers in a facility Data Center (reliable to 99.999%). The local service center runs on redundant off-the-shelf servers. This enables cost-efficient expansion, without the need for application code changes.

Our core tracking products (SmartSole, Take-Along-Tracker, Track my Work Force App) are supported by the existing infrastructure for the worldwide cell network that provides coverage throughout the United States, Canada, Mexico and numerous other countries that operate on the global GSM Wireless networks. In addition, the personal locators will have the ability to operate on the networks of 290 carriers in over 210 countries.

As part of our expansion strategy/roadmap, the Company is currently exploring the development of a Code Division Multiple Access (“CDMA”) module that should open up new carrier relationships such as Verizon and Sprint, and territories that are predominantly CDMA, such as Japan and Korea.

Strategic Relationships and Licensing Arrangements

The main initiatives of Global Trek Xploration is to offer location based hardware and/or its IoT data monitoring platform to third parties for the sale and distribution of location based products/services in various markets. We begin the process by entering into a platform test agreement or pilot program with a potential partner with the intent to transition into a long-term relationship. By establishing and building partnerships, through licensing agreements, OEM, and carrier relationships, we facilitate efficient entry into new markets leveraging each company’s core competencies. We enhance the value of our distribution channels by aligning our sales and marketing efforts with strategic partners, including co-branding, distribution and marketing with telecommunication companies, wireless carriers, national retailers and major consumer branded companies.

Global Trek Xploration has the ability to customize its products to different form factors for the specific needs of its customers. To date, the Company has created three custom solutions: 1) the monitoring of seniors by installing the GPS device into specially designed shoes and insoles; 2) the monitoring of children by installing the GPS device into specially designed shoes and backpacks; and 3) the monitoring of various high value assets such as drones and other mobile assets.

The Company has several key strategic relationships established both on the supply side and the distribution side. Some of the key partners on the supply side are Atlantic Footcare, which manufactures our SmartSoles, Telic which manufactures our GPS and Cellular electronics and Telefonica which provides our global connectivity. On the distribution side, we have numerous partnerships worldwide, ranging from distributors, health organizations, and retailers.

In June of 2015, we entered into an agreement with Alroni to handle warehousing and distribution for our European customers. In December 2016, we terminated our agreement with Alroni and shifted our European consumer distribution out of Ireland and into the UK through a strategic alliance with Possum LTD, a B2B healthcare and Telehealth provider conducting business across the UK and Ireland. Founded in Buckinghamshire in 1961, Possum is today a market leader in the provision, installation and support of many types of Electronic Assistive Technology including Environmental Control Systems, Telecare, Telehealth and TECS (Technology Enabled Care and Support Services). Possum has a strong established customer base in the National Health Service, Social Services and Local Authorities and also works with reseller partners across northern Europe. We utilize a revenue share model on what is shipped, so we have no fixed overhead cost for the warehousing of inventory in Europe.

The Company continues to engage in new pilot programs domestically and internationally with these pilot programs being conducted by assisted living facilities, Government and Municipal agencies, Police departments, health organizations, retailers, distributors, universities; non-profits, special needs schools and independent sales organizations. The pilot programs generally last 2 to 4 months with a constant rotation of some pilots converting to commercial rollouts and new pilots coming in.

Designed for less chronic wanderers and as an introduction to our other footwear-based location monitoring products, in March 2015, we introduced the Bluetooth Low Energy (“BLE”) SmartSoles, a footwear system designed to monitor when the wearer enters or leaves a room or building. The BLE SmartSoles were specifically designed based on the needs of assisted living facilities and indoor monitoring and tracking. Similar to the GPS SmartSole, the BLE SmartSole looks and feels like a regular insole, may be placed in most shoes and trimmed to fit. The BLE SmartSole is embedded with a miniaturized low energy Bluetooth chip that reports when the user crosses a virtual perimeter. The BLE SmartSole has a battery life of over one year, alleviating the caregiver from the worry of recharging or replacing batteries. The technology is customizable for personal home use or commercial assisted living facilities and the caregiver is alerted via email or text when the wearer leaves the area. Throughout 2016, we concentrated on B2B sales with this product line which was only offered to a limited number of distributors. In 2017, we plan to open up distribution of this product line and expand throughout our entire network of channel partners. In the fourth quarter of 2016, we commenced shipping SmartSoles to a distributor in Denmark and are actively pursuing certain other countries such as the UK, Sweden and Norway. We have also begun exploring adding more capabilities to our BLE line and incorporate other sensor technology.

LOCiMOBILE, Inc.

LOCiMOBILE, Inc., our mobile application subsidiary, developed and owns LOCiMOBILE®, a suite of mobile tracking applications (“Apps”) that turn the latest Smartphones and tablets such as iPhone®, iPad, Google Android and other GPS enabled handsets into a tracking and location based social networking device which can be viewed through our tracking portal or on any connected device with internet access. Additionally, we have released our newest enterprise App, Track My Work Force, which allows employers to easily track and monitor employees, drivers, sales reps, and more using their Smartphone, tablet or any wireless devices. The Company continues to rollout new and innovative products which will include a series of applications that will be geared for the enterprise user, by offering “private label” versions of our popular consumer Apps to companies looking for a more personalized and secure methods of keeping track of their employees. Our roadmap also consists of additional applications for the iPad, other tablets, TV’s, and more applications for the iPhone and Google Android operating systems. Our goal is to expand our user base community, increase the value of our brand, and generate revenues from App sales, monthly subscriptions and advertising.

GENERAL

We maintain several Internet websites, blogs and social media sites including; www.gtxcorp.com, www.locimobile.com, www.trackmyworkforce.co, www.gpssmartsole.com, www.codeamberalertag.com and www.gpstrackingapps.com. Our annual reports, quarterly reports, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and other information related to this Company, are available, free of charge, on our corporate website as soon as we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission. The Company’s various Internet websites and the information contained therein, or connected thereto, are not, and are not intended, to be incorporated into this Annual Report on Form 10-K.

INTELLECTUAL PROPERTY INVESTMENT

Since 2002, we have invested, and continue to invest, significantly in our intellectual property portfolio, which consist of patents, trademarks and URLs. We have an ongoing program to file additional applications for and to obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate. Currently, we own 23 patents, many of which have priority dates going back to as early as 2002, with several in the footwear category and a majority covering other aspects of the personal locator technology. The IP also addresses our operating system and user interface. We also have several trademarks and acquired a license in 2011 for 62 external patents all in the field of geo – specific location based services.

THE INDUSTRY

It is now possible for a network of physical objects (humans, vehicles, buildings, infrastructure, equipment of all shapes and types) to collect and exchange data and to work together. This enables devices, sensors and systems to operate autonomously in pursuit of goals and objectives set by the human architects of the system. This has become known as The Internet of Things (IoT) and will drive radical change across multiple industries. While we all move towards an even more connected world, we believe that accurately identifying the location of a person or assets in real time will be a key driver in many wearable and IoT devices.

Smart technology is becoming the norm and it is starting to find its way into all parts of society. Miniature electronic devices that are worn by a person, commonly referred to as wearables, were a big and emerging part of the smart technology landscape for 2016 and is continuing on a strong upward trajectory in 2017. Wearable Technology is on the rise in personal fitness, wellness, healthcare and business use. CCS Insight recently updated its outlook on the future of wearable tech, indicating that 411 million smart wearable devices, worth a staggering $34 billion, will be sold in 2020.

The Caregiving Innovation Frontiers (CIF) study found that an estimated 117 million Americans will need assistance of some kind by 2020, but the number of unpaid caregivers is only expected to reach 45 million in the same year. We believe that these unpaid caregivers would benefit from solutions that assist them in locating and monitoring their elderly persons. This huge demand represents a $279 billion revenue opportunity over the next four years across six different business areas identified in the study, with 80% of spending being out-of-pocket costs. Technology solutions and remote health monitoring systems that enable family caregivers could provide key relief, according to the report. The CIF report outlined six areas for business opportunities, with huge potential for revenue grabs. Technology represents an opportunity across all the service areas, according to AARP. The majority of family caregivers—67% of them—want to use technology to monitor their loved one’s health and safety, but only about 10% are doing so right now, leaving a lot of room for growth.

In our ever-mobile society, it helps to know where we are and where we are going. Same with caregivers of seniors suffering from Alzheimer’s and dementia, freight forwarding companies wanting to know where their packages are, and employers want to know where their field workers are. Many parents desire to have the ability to know where their children are and where they are going. Having such information is now possible with access to real-time information delivered on-demand through miniaturized, low power consumption locator systems and technologies such as ours.

The rising need for two-way GPS and location based services is influenced by several factors, among them:

●	Universal awareness and expanding penetration of GPS enabled mobile smartphones & tablets (estimated 2 billion shipments worldwide in 2015).
●	Personal and asset security concerns affecting a greater portion of the population. This includes the increased awareness related to Global Terrorism and unrest.
●	Increasing numbers of elderly or memory impaired (Alzheimer’s, dementia, autism, etc. 9 million in U.S. and growing to 277 million worldwide by 2050).
●	Corporations needing to manage worker productivity and logistics.
●	Government agencies, law enforcement and military personnel monitoring.
●	Massive life style adoption of Location Based Social Networking.

GROWTH STRATEGY

We are engaged in a three-prong business model; business-to-business (B2B), business-to-consumer (B2C) and licensing of our technology to other companies. Our initial focus it to provide personal monitoring and asset location products and services within specific niche markets. Once we hit critical mass in pricing, we will expand into the mass consumer markets. The strategy is to establish licensing relationships with key industry partners who will embed our technology into their products to sell to their established customer base. Key elements of our strategy include:

●	Providing our Personal Locator embedded module to licensees to empower their products with our two-way GPS tracking capabilities;
●	Providing B2B hardware leasing programs;
●	OEM private label manufacturing;
●	A mass market retail price under $149.00 for Personal Location devices;
●	A monthly service fee structure, under $20.00, having multiple convenient access points (mobile phone, land line, or via the Internet);
●	Reduction in hardware size and cost in order to open new markets such as kids;
●	Continue expanding our medical reimbursement programs;
●	Rolling out bio metrics and home health solutions;
●	Expanding distribution into Asia;
●	Increasing the number of solutions for the military and law enforcement markets, and;
●	Ease of use at the location interface point as well as with the device, using state-of-the-art cloud computing and cloud application development.

COMPETITION

Personal location and property tracking devices of various kinds are currently available from various vendors, and the number of competitive products is increasing rapidly in the marketplace. Furthermore, many of the location products and services are available at no cost to the user or are already included in other products. Nevertheless, we believe this rapidly growing market acceptance of the tracking solutions that we offer represents an opportunity as the intrinsic value of the tracking solutions is recognized and mass market adoption continues. The key competitive advantage for GTX in its lead SmartSole product is our innovative approach to embedding electronics inside a flexible footwear system, which advantage is protected by an extensive patent portfolio and first to market.

Key differentiators between ourselves and the competition is:

B2B:

●	Providing a comprehensive end-to-end solution comprised of hardware, software, and global connectivity, and
●	The ability to strategically align ourselves with partners to embed our technology through OEM or private label programs.

B2C:

●	Is that our BLE & GPS SmartSole is the only non-visible, non-intrusive solution.

There are numerous competitors for GPS products in general, and our for LOCiMOBILE® smart phone applications in particular, including Location Based Technologies, Inc., Google Latitude, Foursquare, Trimble Navigation, Inc., Brick House Security and SOS GPS, Inc.

Most of our competitors are better financed than we are and/or have greater marketing and scientific resources than we can provide. We are also aware of a number of domestic and foreign competitors that offer less expensive personal location tracking products.

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

OTHER LOCATION PRODUCTS

In addition to marketing our own proprietary products such as the GPS and BLE SmartSole, we also market and sell the line of Take-Along Tracker tracking devices that are manufactured by third party suppliers. The Take-Along Tracker is a compact, fully certified quad-band integrated device that provides complete GSM/GPRS functionality for mobile tracking applications, which is waterproof, shock proof and comes with an SOS button. We primarily sell this product to a customer in the drone industry. These products are sold under our GTX brand, and they can be branded with other companies’ names. All these devices operate through, and use our middleware platform and viewing portal. We retail sell these devices on Amazon.com to individuals and wholesale as a complete solution including platform and wireless connectivity, providing us with product sales revenues and subsequent recurring monthly service revenues. In addition to hardware device sales, as part of our international expansion plans, we are also licensing our enterprise portal and middleware platform, which contributes to an increase in our monthly subscription revenues.

EMPLOYEES AND CONSULTANTS

As of December 31, 2016, the Company had ten employees, eleven advisors and over a dozen independent contractors and sales personnel. Any selling, marketing, technical, IT and/or software development work that is not handled by our employees is outsourced to qualified contractors and consultants as deemed necessary.

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

As of December 31, 2016, we had a working capital deficit of $1,233,909 and an accumulated deficit of $19,739,419. In addition, for the year ended December 31, 2016, we had a loss of $1,220,356 and negative cash flow from operating activities of $365,553. Revenues generated from our current operations are not sufficient to pay our on-going operating expenses. Our working capital needs in 2016 were partially funded by the $250,000 of consulting income that we received from Inventergy Innovations, LLC. Inventergy’s obligations to make these payments has been fulfilled as per the agreement. In 2017, Inventergy will be paying quarterly draws against future royalties. Therefore, we will have to obtain additional funding from the sale of our securities or from strategic transactions in order to fund our current level of operations. In order to fund our working capital needs and our product development costs, during 2016, we entered into fifteen (15) separate Note and Share Purchase Agreements with individual accredited investors resulting in net proceeds of $497,000. Additionally, during the first quarter of 2017, we entered into two Note and Share Purchase Agreements with individual accredited investors resulting in net proceeds of $97,500. Aside from these agreements, we have not identified the sources for additional financing that we may require, and we do not have commitments from third parties to provide this financing. Certain investors may be unwilling to invest in our securities since we are traded on the OTCPink market and not on a national securities exchange, particularly if there is only limited trading in our common stock on the OTCPink market at the time we seek financing. There is no assurance that sufficient funding through a financing will be available to us at acceptable terms or at all. Historically, we have raised capital through the issuance of our convertible debt securities and our equity securities. However, given the risks associated with our business, the risks associated with our common stock, the worldwide financial crisis that has severely affected the capital markets, and our status as a small, unknown public company, we expect in the near future, we will have a great deal of difficulty raising capital through traditional financing sources. Therefore, we cannot guarantee that we will be able to raise capital, or if we are able to raise capital, that such capital will be in the amounts needed. Our failure to raise capital, when needed, and in sufficient amounts, will severely impact our ability to continue to develop our business as planned. In addition, if we are unable to obtain funding as, and when needed, we may have to further reduce and/or cease our future operations. Any additional funding that we obtain in an equity or convertible debt financing is likely to reduce the percentage ownership of the company held by our existing security holders.

Based on the above factors, our auditors have concluded that there is substantial doubt as to our ability to continue as a going concern.

We have had operating losses since formation and expect to continue to incur net losses for the near term.

We currently have a working capital deficit and our current and projected revenues are not sufficient to fund our anticipated operating needs. We have reported net losses of $1,220,356 and $1,279,708 for the years ended December 31, 2016 and 2015, respectively. Sales of the GPS SmartSoles began in January 2015 and since December 2014, we have had 6 production runs of only 2,500 units. While we anticipate that revenues will increase in 2017, unless our sales increase substantially in the near future, we will continue to incur net losses in the near term, and we may never be able to achieve profitability. In order to achieve profitable operations, we need to significantly increase our revenues from the sales of product, subscriptions and licensing fees. We cannot be certain that our business will ever be successful or that we will generate significant revenues and become profitable. As a result, an investment in our company is highly speculative and no assurance can be given that our business model will be successful and, therefore, that our stockholders will realize any return on their investment or that they will not lose their entire investment.

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

Our future capital requirements, and our currently projected operating and liquidity requirements, will depend on many factors, including:

●	The ramping and scaling of the GPS SmartSole® and BLE SmartSole;

●	Supporting growth with advertising and marketing;

●	Our ongoing general and administrative expenses related to our being a reporting company;

●	The cost of developing and improving our products and technologies thru R&D and staying competitive; and

●	The maintenance and the ongoing development of our IP portfolio.

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

Our projected revenues in 2017 rely heavily on the scaling of the GPS and BLE SmartSole®, which were commercially released in early 2015.

We completed the development and testing of our second-generation footwear product, the GPS and BLE SmartSole® in 2014 and began commercially shipping the product at the beginning of 2015. However, we have not generated adequate revenues in 2016 from the sales of the SmartSoles and from on-going subscription fees to cover operating expenses. Our revenue projections for 2017 assume that the revenues we generated from the SmartSole will increase significantly from the amount generated in 2016. However, we cannot predict the future and continued market acceptance of the SmartSole product line. Accordingly, it is uncertain whether our revenues will equal our internally projected levels. Failure to reach our target revenue levels will materially, and adversely, affect our financial condition.

We may never receive significant additional revenues from our strategic agreement with Inventergy Innovations, LLC.

On June 16, 2016, the Company entered into a Definitive Agreement with Inventergy Innovations, LLC, a subsidiary of Inventergy Global, Inc. (NASDAQ: INVT). The purpose of the Definitive Agreement is to allow Inventergy to monetize three of the Company’s location based patents. Inventergy Innovations intends to generate a return by either licensing these patents to third parties, sell the patents, or to initiate a patent infringement suit against potential infringers and seek damages from infringers. The Company owns a 45% interest in Inventergy Innovations. Therefore, if Inventergy Innovations is successful in monetizing the three patents, the potential return to the Company from its arrangement with Inventergy could be substantial. However, the Company cannot predict whether Inventergy will ever be able to generate a return from these patents, how much revenue Inventergy could generate, or when such returns would be realized. There are numerous risks associated with monetizing the three patents, including Inventergy’s ability to fund protracted infringement litigation with potential infringers, its ability to successfully out-license the rights, and its determination and willingness to pursue these patented rights. Accordingly, no assurance can be given that the Company will ever realize additional revenues beyond the quarterly draws from its arrangement with Inventergy Innovations.

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

To date, we have only manufactured a limited number of products. In addition, we are continually redesigning and enhancing our products and we are designing new products based on that technology that we hope to manufacture and market in the near future. The manufacture and assembly of our products involves complex and precise processes, some of which have subcontracted to other companies and consultants. To date, we have experienced some quality issues with the limited production of some of our initial products. Although we continue to address these issues, we have only manufactured a limited quantity of products and so we do not yet know whether we will encounter any serious problems in the production of larger quantities of our existing or new products. Any significant problems in manufacturing, assembling or testing our products could delay the sales of our products and have an adverse impact on our business and prospects. The willingness of manufacturers to make the product, or lack of availability of manufacturing capacity, may have an adverse impact on the availability of our products and on our ability to sell our products. Manufacturing difficulties will harm our ability to compete and adversely affect our results of operations and financial condition, and may hinder our ability to grow our business as we expect.

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

The market for telecommunications based products and services is characterized by rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards. These market characteristics are exacerbated by the emerging nature of this market and the fact that many companies are expected to continually introduce new and innovative products and services. Our success will depend partially on our ability to introduce new products, services and technologies continually and on a timely basis and to continue to improve the performance, features and reliability of our products and services in response to both evolving demands of prospective customers and competitive products. There can be no assurance that any of our new or proposed products or services will maintain the limited market acceptance that we have to date established. Our failure to design, develop, test, market and introduce new and enhanced products, technologies and services successfully so as to achieve market acceptance could have a material adverse effect upon our business, operating results and financial condition.

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

Our software products are complex and may contain unknown defects that could result in numerous adverse consequences, resulting in costly litigation or diverting management’s attention and resources.

Complex software products such as those associated with our products often contain latent errors or defects, particularly when first introduced, or when new versions or enhancements are released. We have experienced and addressed errors and defects in the software associated with our products, but do not believe these errors will have a material negative effect in the future on the functionality of the products. However, there can be no assurance that, despite testing, additional defects and errors will not be found in the current version, or in any new versions or enhancements of this software or any of our products, any of which could result in damage to our reputation, the loss of sales, a diversion of our product development resources, and/or a delay in market acceptance, and thereby materially adversely affecting our business, operating results and financial condition. Furthermore, there can be no assurance that our products will meet all of the expectations and demands of our customers. The failure of our products to perform to customer expectations could give rise to warranty claims. Any of these claims, even if not meritorious, could result in costly litigation or divert management’s attention and resources. Any product liability insurance that we may carry could be insufficient to protect us from all liability that may be imposed under any asserted claims.

We expect continued fluctuations in revenues and expenses.

Although we have increased sales in each quarter of 2016, those increases have been gradual and unpredictable. As a result, we cannot predict our future revenues with certainty, and future revenue levels are expected to fluctuate. We rely on our e-Commerce Store, international distributors, channel partners, telecommunication carriers, online affiliates and sells reps to sell our products. If any of these relationships change or are disrupted, we could lose a significant portion of anticipated revenue.

Our sales will not become stable and predictable until we either have a larger installed base of users (which will provide us with predictable, monthly revenues), we enter into other license agreements that provide us with regular royalties or subscription revenues, or our LOCiMOBILE® applications are downloaded by a significant larger number of users who pay our download fees. As such, the amount of revenues we receive from the sale and use of our products, our subscriptions, our licensing agreements, and downloads, will fluctuate and depend upon our customer’s willingness to buy our products, and for our partner’s abilities to sell the products that contain our technology. As with any relatively new business enterprise operating in a specialized and intensely competitive market, we are subject to many business risks which include, but are not limited to, unforeseen negative publicity, competition, product liability and lack of operating experience. Many of the risks may be unforeseeable or beyond our control. There can be no assurance that we will successfully implement our business plan in a timely manner, or generate sufficient interest in our products or services, or that we will be able to market and sell enough products and services to generate sufficient revenues to continue as a going concern.

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

Faulty operation of our products may result in product liability claims brought against us. Regardless of the merit or eventual outcome, product liability claims may materially adversely affect our business and further result in:

●	decreased demand for our products or withdrawal of the products from the market;

●	injury to our reputation and significant media attention;

●	costs of litigation; and

●	substantial monetary awards to plaintiffs.

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

Our products utilize a variety of proprietary rights that are critical to our competitive position. Because the technology and intellectual property associated with our wireless location products are evolving and rapidly changing, our current intellectual property rights may not adequately protect us in the future. We rely on a combination of patent, copyright, trademark and trade secret laws and contractual restrictions to protect the intellectual property utilized in our products. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. In addition, monitoring unauthorized use of our products is difficult and we cannot be certain the steps we have taken will prevent unauthorized use of our technology. Also, it is possible that no additional patents or trademarks will be issued from our currently pending or future patent or trademark applications. Because legal standards relating to the validity, enforceability and scope of protection of patent and intellectual property rights are uncertain and still evolving, the future viability or value of our intellectual property rights is uncertain. Moreover, effective patent, trademark, copyright and trade secret protection may not be available in some countries in which we distribute or anticipate distributing our products. Furthermore, our competitors may independently develop similar technologies that limit the value of our intellectual property, design or patents. In addition, third parties may at some point claim certain aspects of our business infringe their intellectual property rights. While we are not currently subject to nor aware of any such claim, any future claim (with or without merit) could result in one or more of the following:

●	Significant litigation costs;

●	Diversion of resources, including the attention of management;

●	Our agreement to pay certain royalty and/or licensing fees;

●	Cause us to redesign those products that use such technology; or

●	Cessation of our rights to use, market, or distribute such technology.

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

The market for our products is characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changing customer demands and evolving industry standards, any of which can render existing products obsolete. We believe that our future success will depend in large part on our ability to develop new and effective products in a timely manner and on a cost-effective basis. As a result of the complexities inherent in our products, major new products and product enhancements can require long development and testing periods, which may result in significant delays in the general availability of new releases or significant problems in the implementation of new releases. In addition, if we or our competitors announce or introduce new products our current or future customers may defer or cancel purchases of our products, which could materially adversely affect our business, operating results and financial condition. Our failure to develop successfully, on a timely and cost effective basis, new products or new product enhancements that respond to technological change, evolving industry standards or customer requirements would have a material adverse effect on our business, operating results and financial condition.

Changes in the government regulation of our wireless location products or wireless carriers could harm our business.

Our products, wireless carriers and other components of the communications industry are subject to domestic government regulation by the Federal Communications Commission (the “FCC”) and international regulatory bodies. If we are unable to satisfy all of the regulations of the FCC or any other regulatory body, we could be prevented from releasing one or more of our products, which could materially and adversely affect our future revenues. In addition, any delay in obtaining FCC and other regulatory approval could likewise have a negative impact on our business and on our relationships with our customers. These regulatory bodies could enact regulations that affect our products or the service providers which distribute our products, such as limiting the scope of the service providers’ market, capping fees for services provided by them or imposing communication technology standards which impact our products. Changes in these regulations could affect our products and, thereby, adversely affect our business and operations.

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

As part of our strategy, we have acquired or established smaller businesses, and we may do so in the future. For example, in the past we established our LOCiMOBILE, Inc. subsidiary and purchased our Code Amber News Service, Inc. subsidiary, which was discontinued in February 2015. Future acquisitions or strategic investments could have a material adverse effect on our business and operating results because of:

●	The assumption of unknown liabilities, including employee obligations. Although we normally conduct extensive legal and accounting due diligence in connection with our acquisitions, there are many liabilities that cannot be discovered, and which liabilities could be material.

●	We may become subject to significant expenses related to bringing the financial, accounting and internal control procedures of the acquired business into compliance with U.S. GAAP financial accounting standards and the Sarbanes Oxley Act of 2002.

●	Our operating results could be impaired as a result of restructuring or impairment charges related to amortization expenses associated with intangible assets.

●	We could experience significant difficulties in successfully integrating any acquired operations, technologies, customers’ products and businesses with our existing operations.

●	Future acquisitions could divert substantial capital and our management’s attention.

●	We may not be able to hire the key employees necessary to manage or staff the acquired enterprise operations.

Our executive officers and directors have the ability to significantly influence matters submitted to our stockholders for approval.

As of March 31, 2017, our executive officers and directors, in the aggregate, beneficially own shares representing approximately 9.88% of our common stock. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination. On matters submitted to our stockholders for approval, holders of our common stock are entitled to one vote per share. If our executive officers and directors choose to act together, they would have significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these individuals, if they chose to act together, would have significant influence on the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

We have issued a substantial amount of convertible promissory notes in the recent past to fund our working capital and other financial needs. A number of the holders of these convertible notes have been converting these promissory notes into shares of our common stock. In addition, a substantial additional number of shares are issuable upon the conversion of currently outstanding convertible notes. The resale of a significant number of these shares into the public market by the investors could depress the market price of our common stock.

Our convertible notes may be converted into shares of our common stock at less than the then-prevailing market price for our common stock if the lenders chooses to convert the notes.

As of December 31, 2016, we had short term convertible notes with outstanding principal balances totaling $1,386,928 and during the first quarter of 2017 we entered into additional short term convertible notes with principal balances of $97,500 all of which can potentially be convertible into shares of the Company’s common stock at prices less than the then-prevailing market price. The lenders for these convertible notes have a financial incentive to convert the notes and realize the profit equal to the difference between the conversion price and the market price. If the convertible notes are converted, the price of our common stock could decrease. See further discussion regarding the conversion features of our convertible debentures in footnote 8 of our Financial Statements included herein.

During 2016, we converted notes payable with principal balances of $418,515 owed to various investors into 108,464,758 shares of our common stock. Our average market price during 2016 was $0.009031 per share. Although our goal is to limit future issuances of such convertible notes, no assurance can be given that we will not have to raise funds from these types of investments in the future.

Our common stock is thinly traded and the price of our common stock may be negatively impacted by factors that are unrelated to our operations.

Our common stock is currently quoted on the OTCPink market. Trading of our stock through the OTCPink market is frequently thin and highly volatile. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our business objectives, trading volume in our common stock, changes in general conditions in the economy and the financial markets, or other developments which affect us or our industry. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

When we issue additional shares in the future, it will likely result in the dilution of our existing stockholders.

Our certificate of incorporation authorizes the issuance of up to 2,071,000,000 shares of common stock with a $0.001 par value and 10,000,000 preferred shares with a par value of $0.001, of which 510,367,631 common shares and no preferred shares were issued and outstanding as of December 31, 2016. From time to time we may increase the number of shares available for issuance in connection with our equity compensation plans. Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of preferred stock and may choose to issue some or all of such shares to provide additional financing or acquire more businesses in the future.

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

Our executive, administrative and operating offices are located at 117 W 9th Street, Suite 1214, Los Angeles, California 90015. Our office space is approximately 1,430 square feet and consists of administrative work space for a base rent of $1,325 per month. The lease is currently on a year-to-year basis.

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

Market Information. Our common stock is quoted on the over-the-counter market on the OTCPink trading platform under the symbol “GTXO.” The following table sets forth the high and low sale prices for our common stock on the OTCPink market for the periods indicated:

	Year Ended
	December 31, 2016
	High	Low
Quarter ended March 31, 2016	$0.015	$0.005
Quarter ended June 30, 2016	$0.022	$0.007
Quarter ended September 30, 2016	$0.010	$0.006
Quarter ended December 31, 2016	$0.009	$0.005

	Year Ended
	December 31, 2015
	High	Low
Quarter ended March 31, 2015	$0.022	$0.010
Quarter ended June 30, 2015	$0.020	$0.011
Quarter ended September 30, 2015	$0.016	$0.010
Quarter ended December 31, 2015	$0.013	$0.009

Holders of Record. As of March 31, 2017, an aggregate of 579,742,295 shares of our common stock were issued and outstanding and were owned by approximately 252 holders of record, based on information provided by our transfer agent. The foregoing number of record holders does not include an unknown number of stockholders who hold their stock in “street name.”

Recent Sales of Unregistered Securities.

On November 21, 2016, the Company entered into a Securities Purchase Agreement with two accredited investors who agreed to purchase, severally and not jointly, an aggregate of up to $150,000 in Convertible Notes. The purchase was fully funded in 2016 and in the first quarter of 2017. The Purchasers have the right to convert their notes into common shares in the Company at a price equal to the lower of 51% of the lowest trading price in the 20 days preceding the conversion, or at $0.005 per share. The notes do not bear regular interest. The Company may prepay the note at any time with a premium of 10% of the amount to be paid off, in the first 90 days, and 20% any time thereafter. The note matures May 14, 2017. The note was issued pursuant to Section 4(a)(2) of the Securities Act of 1933.

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

Equity Compensation Plan Information.

On March 14, 2008, we adopted the 2008 Equity Compensation Plan (the “2008 Plan”) pursuant to which we are authorized to grant stock options, stock awards and stock appreciation rights of up to 7,000,000 shares of common stock to our employees, officers, directors and consultants. The 2008 Plan is administered by the Board of Directors of the Company. The following table provides information with respect to outstanding options as of December 31, 2016 pursuant to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)
2016
Equity compensation plans approved by security holders	452,493	$0.080	2,234,877
Equity compensation plans not approved by security holders	—	—	—
Total	452,493	$0.080	2,234,877

As of December 31, 2016, there are approximately 2,235,000 options available for issuance under the 2008 Plan.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Business. GTX Corp and its subsidiaries (currently, Global Trek Xploration, Inc. and LOCiMOBILE, Inc.) are engaged in businesses that design, develop and sell various interrelated and complementary products and services in the Personal Location Services marketplace. Global Trek Xploration focuses on hardware and software design and development of products and services by offering a Global Positioning System (“GPS”) Low Energy Blue Tooth (BLE) and cellular location platform that enables subscribers to track in real time the whereabouts of people, pets or high valued assets through a miniaturized transceiver module, wireless connectivity gateway, middleware and viewing portal. LOCiMOBILE, Inc. has developed and owns LOCiMobileTM, and Track My Work Force (TMWF) a suite of mobile tracking applications that turn the iPhone, Android, and other GPS enabled handsets into a tracking device which can then be tracked from handset to handset or through our Location Data Center tracking portal and which allows the user to send a map to the recipient’s phone showing the user’s location.

Results of Operations

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Annual Report.

The following table represents our statement of operations for the years ended December 31, 2016 and 2015:

	Year ended December 31,
	2016		2015
	$	% of Revenues	$	% of Revenues

Revenues	432,744	62%	449,254	100%
Consulting income	270,826	38%	—	0%
Total revenues	703,570	100%	449,254	100%
Cost of goods sold	346,407	49%	300,038	67%
Net profit	357,163	51%	149,216	33%

Operating expenses:
Wages and benefits	904,012	128%	873,942	195%
Professional fees	104,119	15%	337,536	75%
General and administrative	271,775	39%	227,467	51%
Total operating expenses	1,279,906	182%	1,438,945	321%

Loss from operations	(922,743)	-131%	(1,289,729)	-288%

Other expense/income, net	(297,613)	-42%	10,021	2%
Net loss	(1,220,356)	-173%	(1,279,708)	-286%

Revenues

Overall, our results of operations in fiscal 2016 were better than the results in 2015. Revenues in fiscal 2016 increased by 57% or $254,316 in comparison to fiscal 2015 primarily due to $250,000 of consulting fees we received from Inventergy and $20,826 in the fair value of the vested portion of the INVT restricted common stock related to our proposed monetization of three patents in our IP portfolio. Revenues from the sale of GPS SmartSoles in fiscal 2015 accounted for approximately 73% of total revenues, in comparison to fiscal 2016, in which SmartSole sales accounted for approximately 62% of total revenues. The Company’s goal is to generate recurring subscription revenues from the use of all of our tracking products, including the SmartSoles product. The balance of the revenue for fiscal year 2016 is represented by sales of stand-alone units, monthly service plans, licensing fees and App downloads.

Cost of goods sold

Cost of goods sold increased 15% or $46,369 during fiscal 2016 in comparison to fiscal 2015 primarily due to increase in buying and manufacturing costs related to sales growth of the SmartSole. Total gross margin, excluding the Inventergy payments, decreased from 33% in fiscal 2015 to 20% in fiscal 2016. As we increase our subscription base of monthly recurring fees, total overall gross margins are expected to increase accordingly.

Wages and benefits

Wages and benefits for fiscal 2016 increased $30,070 or 3% compared to fiscal 2015. The change is a direct result of the increase in product sales and subscribers, which required an increase in support staff.

Professional fees

Professional fees consist of costs attributable to consultants and contractors who primarily spend their time on legal, accounting, product development, business development, corporate advisory services and investor relations. Such costs decreased $233,417 or 69% in fiscal 2016 compared to fiscal 2015, primarily due to increased operational efficiencies and taking on more of those duties in-house.

General and administrative

General and administrative costs during fiscal 2016 increased by $44,308 or 19% in comparison to fiscal 2015 due to the costs related to the launch, marketing and market development associated with our GPS and BLE SmartSoles, which increased website development costs and travel expenses.

Other expense/income, net

Other expense/income, net changed by 3070%, or $307,634, from fiscal 2015 to fiscal 2016 primarily as a result of an increase in amortization of debt discount of $794,795, increase in interest expense of $49,341, increase in the loss on the extinguishment of debt of $146,955, and an increase in derivative income of $690,028. The accounting treatment for the bifurcation of the derivative liabilities embedded in our short-term convertible notes results in a net derivative, non-cash income of $703,518. The derivative income represents the change in fair value of the derivative liability during the period.

Net loss

Net loss during fiscal 2016 decreased approximately 5% in comparison to the net loss incurred during fiscal 2015 or $59,352. The decrease is primarily due to the $270,826 of consulting fees received from Inventergy, a decrease in total professional fees of $233,417, and an increase in other expenses of $307,634.

Liquidity and Capital Resources

As of December 31, 2016, we had $95,431 in cash and $188,269 of other current assets, and $1,517,609 of current liabilities, resulting in a working capital deficit of $1,233,909 compared to $7,868 in cash and a working capital deficit of approximately $1,127,492 as of December 31, 2015.

Net cash used in operating activities was $365,553 for fiscal 2016 compared to $666,086 for fiscal 2015. The decrease in net cash used in operating activities was largely attributable to a decrease in our net loss, offset by the loss on extinguishment of debt, stock based compensation, and adjustments to our derivative liabilities, as well as, decreases in, accounts payable to vendors, and the continued accrual of portions of wages payable to members of management in an effort to preserve cash for working capital needs.

Net cash provided by financing activities during fiscal 2016 was $474,000 and consisted of proceeds totaling $497,000 received from advances under various convertible note payable agreements. Net cash provided by financing activities during fiscal 2015 was $688,000 and consisted of proceeds totaling $705,000 received from advances under various convertible note payable agreements.

We expect to continue to generate revenues from our product sales, subscriptions, licensing, Track My Work Force, international distributors, hardware sales, professional services, new customers in the pipeline and possibly from the monetization of our IP portfolio by Inventergy Innovations. However, the amount of such revenues is unknown and is not expected to be sufficient to fund our working capital needs. Accordingly, we anticipate that we will have to continue to raise additional capital in order to fund our operations in 2017.

In order to continue funding our working capital needs and our product development costs, during 2016 we entered into fifteen (15) separate note and share purchase agreements with 10 separate, unaffiliated accredited investors. As a result, we issued convertible notes with a total principal balance of $1,015,497 (the “2016 Convertible Notes”). The 2016 Convertible Notes carry various original issue discounts of 11-26%. As a result, in exchange for the 2016 Convertible Notes, we received cash proceeds of $497,000. Prior to 2016, there are two (2) 2015 Convertible Notes Payable, totaling $45,000 with 20% OID’s, and there are six (6) 2014 Notes that matured after one-year and are convertible into common stock of the Company at $0.015 per share, subject to adjustment and mandatory conversion. These 1,425,000 additional shares of the Company’s common stock are required to be issued to investors because the Convertible Notes issued in 2014 were not repaid or converted prior to June 30, 2015. As of December 31, 2016, none of these additional shares have been issued.

Subsequent to December 31, 2016, we entered into note and share purchase agreements related to inventory financing with two existing independent accredited investors. As a result, we issued convertible notes with a total principal balance of $97,500 (the “Q1 2017 Convertible Notes”) for cash proceeds of $97,500.

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

As noted above, based on budgeted revenues and expenditures, unless revenues increase significantly, we believe that our existing and projected sources of liquidity may not be sufficient to satisfy our cash requirements for the next twelve months. Accordingly, we will need to raise additional funds in 2017. The sale of additional equity securities will result in additional dilution to our existing stockholders. Sale of debt securities could involve substantial operational and financial covenants that might inhibit our ability to follow our business plan. Any additional funding that we obtain in a financing is likely to reduce the percentage ownership of the Company held by our existing security-holders. The amount of this dilution may be substantial based on our current stock price, and could increase if the trading price of our common stock declines at the time of any financing from its current levels. We may also attempt to raise funds through corporate collaboration and licensing arrangements. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to grant licenses on terms that are not favorable to us. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain the needed additional funding, we may have to further reduce our current level of operations, or may even have to totally discontinue our operations.

We are subject to many risks associated with early stage businesses, including the above discussed risks associated with the ability to raise capital. Please see the section entitled “Risk Factors” for more information regarding risks associated with our business.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations as of December 31, 2016:

		Payments due by period
	Total	Less than 1 year	1-3 years	More than 3 years
Q4 2014 Notes	$126,000	$126,000	$-	$-
2015 Convertible Notes	305,000	305,000	-	-
2016 Convertible Notes	526,931	526,931	-	-
2016 Management Notes	428,997	-	428,997	-
Total	$1,386,928	$957,931	$428,997	$-

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses of $1,220,356 and $1,279,708 for the years ended December 31, 2016 and 2015, respectively, has incurred losses since inception resulting in an accumulated deficit of $19,739,419 as of December 31, 2016, and has negative working capital of $1,233,909 as of December 31, 2016. A significant part of our negative working capital position at December 31, 2016 consisted of $867,812 of amounts due to various accredited investors of the Company for convertible promissory notes. The Company anticipates further losses in the development of its business.

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

Revenue Recognition

Revenues consist primarily of the sale of our GPS tracking devices and the related monthly service fees, the sale of our GPS SmartSole, the monthly service fee from subscribers of the GPS SmartSole, and our mobile tracking applications sold via the Apple iTunes Store and the Google Marketplace.

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

Product Warranty

The Company’s warranty policy provides repair or replacement of products (excluding GPS Shoe devices) returned for defects within ninety days of purchase. Warranty liabilities are recorded at the time of sale for the estimated costs that may be incurred under our standard warranty. As of December 31, 2016, products returned for repair or replacement have been immaterial. Accordingly, a warranty liability has not been deemed necessary.

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

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act, as amended). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. Based on our assessment, management identified material weaknesses related to: (i) our internal review functions, (ii) a lack of segregation of incompatible duties within accounting functions, and (iii) insufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements. As a result, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting were not effective. Due to our size and the limited nature of our operations, segregation of all conflicting duties may not always be possible and may not be economically feasible. These weaknesses are due to our inadequate staffing during the period covered by this report and our lack of working capital to hire additional staff. Although management will periodically re-evaluate this situation, at this point it considers that the risk associated with such lack of segregation of duties and the potential benefits of adding employees to segregate such duties are not cost justified. We are in the process of determining how best to change our current system and implement a more effective system. However, there can be no assurance that implementation of any change will be completed in a timely manner or that it will be adequate once implemented. To the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

The board of directors currently has no nominating or compensation committee.

Our Chief Executive Officer serves pursuant to an employment agreement that was automatically extended for one year on March 14, 2016, and that will automatically be extended for successive one-year periods if not cancelled by either party. See “Item 10, Executive Compensation – Employment Agreements.”

The following table sets forth information regarding our executive officers and directors.

Name	Position Held	Age	Date First Appointed
Patrick E. Bertagna	President, Chief Executive Officer and Chairman of the Board	53	March 14, 2008
Alex McKean	Chief Financial Officer	53	October 3, 2011
Christopher M. Walsh	Director	67	July 1, 2015
Louis Rosenbaum	VP of Operations & Finance, Director	66	March 14, 2008 (Director) March 1, 2015 (VP)
Andrew Duncan	Director, Audit Committee Member, Corporate Secretary and Treasurer	52	April 2, 2010

Biographical Information

The following describes the backgrounds of current executive officers and directors. The Company currently has no independent directors, as defined in the NASDAQ rules governing members of boards of directors.

Mr. Bertagna is the director and the Chief Executive Officer of Global Trek Xploration and LOCiMOBILE, Inc. Mr. Rosenbaum is the VP of Operations and Finance and Mr. McKean is the Chief Financial Officer of each of those subsidiaries.

Patrick E. Bertagna – Director, Chief Executive Officer, President and Chairman of the Board

Mr. Bertagna was the founder of Global Trek Xploration in September 2002 and has since served as its Chief Executive Officer, President and Chairman of the Board of Directors of GTX. He is co-inventor of our patented GPS footwear technology. His career spans over 35 years in building companies in both technology and consumer branded products.

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

Mr. Bertagna has extensive knowledge of: the manufacturing industry, internet software development, building intellectual property portfolios and overall experience in growing early stage high-tech companies. As a founder of Global Trek Xploration and co-inventor of the GPS Shoe, this knowledge enables Mr. Bertagna to be uniquely qualified to be CEO and on the Board of Directors.

Alex McKean – Chief Financial Officer

Mr. McKean was appointed as our Chief Financial Officer in 2015, previously he was our Interim Chief Financial Officer since October 2011. He is currently also the Chief Financial Officer of Encore Brands, Inc., a position he has held since October 2009. Previous to that, he acted as an independent management consultant under his own firm, SGT Enterprises, Inc. as well as an independent contractor with Robert Half International and Ajilon Finance. Prior to establishing his own firm, during 2004-2007 Mr. McKean was with Parson Consulting working in such areas as: strategy, financial modeling, SEC filings, process management and Sarbanes Oxley. Mr. McKean has held positions as a Controller and VP of Finance at 24:7 Film from 2002-2004, VP of Finance at InternetStudios.com from 2000-2002, Director of FP&A/SVP at Franchise Mortgage Acceptance Company from 1998-2000, as Corporate Accounting Manager/Treasurer of Polygram Filmed Entertainment from 1996-1998 and Assistant Treasurer/Controller for State Street Bank from 1989-1996.

Mr. McKean holds an International MBA from Thunderbird’s School of Global Management and undergraduate degrees in Finance and Political Science from Trinity University.

Christopher M. Walsh - Director

Mr. Walsh joined this company as its Chief Operating Officer in March 2008, as of June 30, 2015 we accepted his resignation of the position and transitioned him into a Director on July 1, 2015. Mr. Walsh began his career with Nike in 1974 and subsequently established and implemented Nike’s first manufacturing operation in the Far East. In 1989, Mr. Walsh joined Reebok International as Vice President of Production. In that role, he established the Company’s inaugural Asian organization headquartered in Hong Kong with satellite organizations across Asia, and also played a critical role on the Reebok Pump Task Force directing the manufacturing initiatives associated with the unique components of the Pump system. After Reebok, Mr. Walsh moved to LA Gear in 1992 and, as Chief Operating Officer, became a critical figure in the turnaround team assembled by LA Gear and was responsible for all research and development, design, manufacturing, sourcing, quality control, distribution and logistics.

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

Based solely on its review of the copies of reporting forms received by the company, the company believes that the following Forms 4 were not filed as required under Section 16(a) of the Securities Exchange Act of 1934.

On January 20, 2016, Andrew Duncan (1,973,864 shares), Louis Rosenbaum (1,973,864 shares) and Alex McKean (1,973,864 shares) were issued shares as payment for accrued salaries. The Forms 4 for these stock issuances were filed on April 8, 2016.

On May 10, 2016, Patrick Bertagna (250,000 shares), Andrew Duncan (250,000 shares), Louis Rosenbaum (250,000 shares) and Christopher Walsh (250,000 shares) were issued shares for attending a Board of Directors meeting. The Forms 4 for these issuances were filed on June 16, 2016.

On September 15, 2016, Patrick Bertagna (250,000 shares), Andrew Duncan (250,000 shares), Louis Rosenbaum (250,000 shares) and Christopher Walsh (250,000 shares) were issued shares for attending a Board of Directors meeting. The Forms 4 for these issuances were filed on September 19, 2016.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table. The following table sets forth the compensation for the fiscal years ended December 31, 2016 and 2015 for services rendered to us by all persons who served as our Chief Executive Officer and our Chief Financial Officer and most highly compensated executive officers other than our Chief Executive Officer and Chief Financial Officer (collectively, the “Named Executive Officers”) who received compensation in excess of $100,000 in 2016.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 12/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)(3)	Total ($)
Patrick Bertagna(1)	2016	150,000	-	4,500	-	15,000	169,500
	2015	150,000	40,000	22,475	-	15,000	227,475

Alex McKean(2)	2016	60,000	-	-	-	-	60,000
	2015	24,000	-	2,750	-	-	26,750

(1)

Mr. Bertagna, our Chief Executive Officer has agreed to accrue portions of his salary in an effort to preserve cash for other working capital needs of the Company. In 2016, Mr. Bertagna was issued Convertible Notes Payable in the amount of $278,368 as payment for all accrued wages thru December 31, 2016. Accordingly, as of December 31, 2016, Mr. Bertagna had no back accrued salary owed. On May 10, 2016, Mr. Bertagna also was granted 250,000 shares of common stock valued at $0.01 per share and on September 15, 2016 another 250,000 shares of common stock valued at $.008 per share were issued as compensation for his attendance of Board Meetings.

(2)

Mr. McKean, our Chief Financial Officer has agreed to accrue portions of his salary in an effort to preserve cash for other working capital needs of the Company. In 2016, Mr. McKean was granted 3,286,364 shares of common stock valued at $27,500 for his accrued salaries, and was issued Convertible Notes Payable in the amount of $26,915 as payment for all accrued wages thru December 31, 2016. Accordingly, as of December 31, 2016 no back accrued salary amounts were owed to Mr. McKean for his services as our Chief Financial Officer.

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

The following table summarizes the compensation of each of our directors who is not also a named executive officer for their service as a director for the year ended December 31, 2016. The compensation of Mr. Bertagna, who serves as a director and as our Chief Executive Officer, is described above in the Summary Compensation Table.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Louis Rosenbaum(1)	-	4,500	-	N/A	N/A	N/A	4,500
Andrew Duncan(2)	-	4,500	-	N/A	N/A	N/A	4,500
Greg Provenzano(3)	-	2,500	-	N/A	N/A	N/A	2,500
Christopher Walsh(4)	-	4,500	-	N/A	N/A	N/A	4,500

(1)	Mr. Rosenbaum has provided consulting services to the Company in previous years. During 2016, Mr. Rosenbaum was granted 1,973,684 shares of common stock valued at $15,000 as payment for consulting services earned in 2015. Additionally, Mr. Rosenbaum earned $96,000 in 2016 relating to services of which $0 remain accrued as of December 31, 2016, as any unpaid wages were converted in a Convertible Promissory Note.

(2)	Mr. Duncan also provides consulting services to the Company. During 2016, Mr. Duncan was granted 1,973,684 shares of common stock valued at $15,000 as payment for consulting services earned in 2015. Additionally, Mr. Duncan earned $96,000 in 2016 for services, which unpaid wages were converted in a Convertible Promissory Note.

(3)	Mr. Provenzano, was granted 250,000 shares of common stock valued at $2,500 as payment for his services as a director in 2016 prior to his resignation on September 1, 2016.

(4)	Mr. Walsh, was granted 500,000 shares of common stock valued at $4,500 as payment for his time as a director in 2016.

On May 10, 2016, we issued 250,000 shares of common stock to each of our board of directors (total of 1,250,000 shares, valued at $12,500) as compensation for their attendance at a board meeting.

On September 15, 2016, we issued 250,000 shares of common stock to each of our board of directors (total of 1,000,000 shares, valued at $8,000) as compensation for their attendance at a board meeting.

Employment Agreements

The following are summaries of the employment agreements with the Company’s executive officers:

Patrick E. Bertagna, our Chief Executive Officer and President, is employed pursuant to a written agreement dated as of March 14, 2008. The agreement was for a term of two years, but contained a provision under which the agreement is automatically extended for additional one-year periods unless either party provides written notice to the contrary at least 60 days prior to the end of the term then in effect. As such, Mr. Bertagna receives a base salary of $150,000 per year; however, in order to preserve cash for other working capital needs, Mr. Bertagna has agreed to accrue portions of his salary in the past and he is continuing to do so in 2017. He is entitled to adjustments to his base salary based on certain performance standards, at the Company’s discretion, as follows: (i) a bonus in an amount not less than fifteen percent (15%) of yearly salary, to be paid in cash or stock, if the Company has an increase in annual revenues and Mr. Bertagna performs his duties within the time frame budgeted for such duties at or below the cost budgeted for such duties and (ii) a bonus, to be paid in cash or stock at the Company’s sole discretion, equal to $12,500 for every one million of the Company’s outstanding common stock purchase warrants that are exercised.

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

Alex McKean, was appointed as the Company’s Interim Chief Financial Officer from October 3, 2011, and was appointed full-time in 2015. He is not employed pursuant to a formal employment agreement.

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

The following table sets forth certain information as of March 31, 2017, regarding the beneficial ownership of our common stock by (i) each stockholder known by us to be the beneficial owner of more than five percent of our common stock, (ii) by each of our executive officers named in the Summary Compensation Table and our directors and (iii) by all of our executive officers and directors as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned. Unless otherwise noted in the table, the address for each of the persons identified is 117 W 9th Street; Suite 1214, Los Angeles, CA 90015. Beneficial ownership is calculated based upon 579,742,295 shares of common stock issued and outstanding as of March 31, 2017.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Common Stock
Patrick E. Bertagna	22,997,045 shares	3.97%
CEO and Chairman of the Board

Alex McKean	4,086,364 shares	0.70%
Chief Financial Officer

Louis Rosenbaum	9,946,779 shares	1.72%
VP of Operations & Finance, Director

Andrew Duncan	15,187,943 shares	2.62%
Director, Corporate Secretary and Treasurer

Christopher Walsh	5,061,836 shares	0.87%
Director

All directors and named executive officers as a group (5 persons)	57,279,967 shares	9.88%

Other greater than 5% ownership Shareholders	33,960,933 shares	5.86%
Robert Allen Adams
6692 Smith Road
Loveland, OH 45140

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

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

Related Party Transactions. During 2016, our officers and directors converted $428,997 of deferred back salary into Long-Term Debt in the form of a Convertible Promissory Notes. The Debt matures on March 31, 2018 and includes a 10% interest rate. The Note Holders have the right, but not the obligation to convert up to 50% into common or preferred stock of the Company at a conversion price of $0.01 per share.

Except as described above, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Securities and Exchange Commission Regulation S-K.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

●	disclosing such transactions in reports where required;
●	disclosing in any and all filings with the SEC, where required;
●	obtaining disinterested directors consent; and
●	obtaining stockholder consent where required.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Audit Committee has appointed LBB & Associates Ltd., LLP as our independent registered public accounting firm. The following table shows the fees that were paid or accrued by us for audit and other services provided by LBB & Associates Ltd., LLP:

	2016	2015
Audit Fees (1)	$43,000	$43,600
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees	-	-
Total	$43,000	$43,600

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our quarterly financial statements and those services normally provided in connection with statutory or regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. This information is presented as of the latest practicable date for this annual report.

(2)	Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.” This category primarily includes services relating to our Registration Statement filed with the Securities Exchange Commission during 2011.

(3)	LBB & Associates Ltd., LLP does not provide us with tax compliance, tax advice or tax planning services.

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

Exhibit Number	Description

3.1	Articles of Incorporation of the Registrant filed with the State of Nevada on April 7, 2006(2)
3.2	Amended and Restated Bylaws of the Registrant(3)
4.1	2008 Equity Compensation Plan(7)
10.1	Employment Agreement between the Registrant and Patrick E. Bertagna dated March 14, 2008(3)
10.2	Form of Securities Purchase Agreement (August 2011 Private Placement)(8)
10.3	Form of Warrant Agreement (August 2011 Private Placement)(8)
10.4	Form of Subscription Application (August 2011 Private Placement)(8)
10.5	Form of Note and Share Purchase Agreement (Q4 2014 and Q1 2015)(1)
10.6	Form of Convertible Promissory Note (Q4 2014 and Q1 2015)(1)
10.7	Form of Note and Share Purchase Agreement (November 2016)(9)
10.8	Form of Warrant Agreement (Q1 2015)(1)Form of Note and Share Purchase Agreement (Q4 2014 and Q1 2015)(1)
10.9	Code of Business Conduct and Ethics(3)Form of Convertible Promissory Note (Q4 2014 and Q1 2015)(1)
10.10	Subsidiaries(1) Form of Warrant Agreement (Q1 2015)(1)
10.11	Form of Note and Warrant Purchase Agreement (Q2 2016)(5)
10.12	Form of Promissory Note (Q2 2016)(5)
10.13	Definitive Agreement, dated June 16, 2016, between the Company and between Inventergy Innovations, LLC(6)*
23.1	Consent of LBB & Associates Ltd., LLP(1)Code of Business Conduct and Ethics(3)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act(1)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act(1)
32.1	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002(1)
101.INS	XBRL Taxonomy Extension CalculationXBRL Instance Document
101.SCH	XBRL Taxonomy Extension DefinitionXBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension LabelsXBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension PresentationXBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

(1)	Filed herewith.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 as filed December 12, 2006.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 20, 2008.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated March 20, 2009.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 10-Q dated June 30, 2016.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 10-Q dated September 30, 2016.
(7)	Previously filed on May 22, 2008 as an exhibit to our Registration Statement on Form S-8, File No. 333-151114 and incorporated herein by reference.
(8)	Previously filed on October 3, 2011 as part of the Registrant’s Registration Statement on Form S-1 (File No. 333-177146) and incorporated herein by reference.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 21, 2016.
*

Certain portions of the Exhibit have been omitted based upon a pending request for confidential treatment filed by us with the SEC. The omitted portions of the Exhibit have been separately filed by us with the SEC

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTX Corp
(Registrant)

Date: March 31, 2017	By:	/s/ Patrick E. Bertagna
Patrick E Bertagna
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Patrick E. Bertagna	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2017

/s/ Alex McKean	Chief Financial Officer (Principal Financial Officer)	March 31, 2017

/s/ Christopher Walsh	Director	March 31, 2017

/s/ Louis Rosenbaum	Director, VP of Operations and Finance (Principal Accounting Officer)	March 31, 2017

/s/ Andrew Duncan	Director, Treasurer, Secretary	March 31, 2017

LBB & ASSOCIATES LTD., LLP

10260 Westheimer Road, Suite 310

Houston, TX 77042

Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

GTX Corp

Los Angeles, CA

We have audited the accompanying consolidated balance sheets of GTX Corp (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2016. GTX Corp’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GTX Corp as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations and its likely need for additional financing in order to meet its financial obligations raise substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas

March 31, 2017

GTX CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
ASSETS

Current assets:
Cash and cash equivalents	$95,431	$7,868
Accounts receivable, net	56,714	40,984
Inventory	110,948	57,643
Other current assets	20,607	55,449

Total current assets	283,700	161,944

Property and equipment, net	135,301	131,792
Investment in equity securities	31,875	-
Intangible assets	18,465	15,000

Total assets	$469,341	$308,736

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$305,761	$191,200
Accrued expenses	197,024	247,760
Accrued expenses - related parties	23,992	291,451
Deferred revenues	44,908	2,775
Convertible promissory note, net of discount	867,812	556,250
Derivative liabilities	78,112	-
Total current liabilities	1,517,609	1,289,436

Long-term convertible debt	-	200,000
Long-term convertible note – related parties	428,997	-

Total liabilities	1,946,606	1,489,436

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 2,071,000,000 shares authorized; 510,367,631 and 355,431,281 shares issued and outstanding at December 31, 2016 and 2015, respectively	510,367	355,431
Additional paid-in capital	17,782,391	16,982,932
Accumulated other comprehensive loss	(30,604)	-
Accumulated deficit	(19,739,419)	(18,519,063)

Total stockholders’ deficit	(1,477,265)	(1,180,700)

Total liabilities and stockholders’ deficit	$469,341	$308,736

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2016	2015
Revenues	$432,744	$449,254
Consulting income	270,826	-
Total revenues	703,570	449,254

Cost of goods sold	346,407	300,038

Gross margin	357,163	149,216

Operating expenses
Wages and benefits	904,012	873,942
Professional fees	104,119	337,536
General and administrative	271,775	227,467

Total operating expenses	1,279,906	1,438,945

Loss from operations	(922,743)	(1,289,729)

Other income (expenses)
Gain (loss) on extinguishment of debt	(41,763)	105,192
Derivative income	703,518	13,490
Amortization of debt discount	(885,597)	(90,802)
Interest expense	(67,200)	(17,859)
Other expenses	(6,571)	-

Total other income (expenses)	(297,613)	10,021

Net loss	(1,220,356)	(1,279,708)

Components of comprehensive loss:
Unrealized loss on available for sale investment	(30,604)	-

Comprehensive net loss	$(1,250,960)	$(1,279,708)

Weighted average number of common shares outstanding - basic and diluted	414,360,883	318,672,595

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

See accompanying notes to consolidated financial statements.

GTX CORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance, December 31, 2014	-	$-	264,620,555	$264,620	$15,903,308	$-	$(17,239,355)	$(1,071,427)
Issuance of common stock for services	-	-	42,600,000	42,600	474,603	-	-	517,203
Issuance of common stock for accrued expenses	-	-	12,562,500	12,563	220,437	-	-	233,000
Issuance of common stock for conversion of debt	-	-	35,523,226	35,523	384,709	-	-	420,232
Issuance of common stock for financing	-	-	125,000	125	(125)	-	-	-
Net loss	-	-	-	-	-	-	(1,279,708)	(1,279,708)
Balance, December 31, 2015	-	-	355,431,281	355,431	16,982,932	-	(18,519,063)	(1,180,700)
Issuance of common stock for services	-	-	34,050,000	34,050	262,500	-	-	296,550
Issuance of common stock for accrued expenses	-	-	10,421,592	10,421	93,873	-	-	104,294
Issuance of common stock for conversion of debt	-	-	108,464,758	108,465	314,414	-	-	422,879
Issuance of common stock for financing	-	-	2,000,000	2,000	14,000	-	-	16,000
Issuance of warrants	-	-	-	-	114,672	-	-	114,672
Unrealized loss on available for sale investment	-	-	-	-	-	(30,604)	-	(30,604)
Net loss	-	-	-	-	-	-	(1,220,356)	(1,220,356)
Balance, December 31, 2016	-	$-	510,367,631	$510,367	$17,782,391	$(30,604)	$(19,739,419)	$(1,477,265)

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015
Cash flows from operating activities
Net loss	$(1,220,356)	$(1,279,708)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	40,935	3,172
Bad debt expense	22,985	629
Stock-based compensation	331,385	517,203
(Gain) loss on extinguishment of debt	41,763	(105,192)
Derivative income	(703,518)	(13,490)
Amortization of debt discount	885,597	90,802
Interest added to debt	27,119	-
Fair value of common stock received as income	(20,826)	-
Changes in operating assets and liabilities:
Accounts receivable	(38,716)	(10,479)
Inventory	(53,305)	42,723
Other current and non-current assets	7,817	(38,918)
Accounts payable and accrued expenses	60,185	(13,940)
Accrued expenses - related parties	252,902	215,901
Deferred revenues	480	(74,789)

Net cash used in operating activities	(365,553)	(666,086)

Cash flows from investing activities
Purchase of intangible assets	(3,465)	(21,400)
Purchase of property and equipment	(17,419)	(4,814)

Net cash used in investing activities	(20,884)	(26,214)

Cash flows from financing activities
Proceeds from convertible debt	497,000	705,000
Payments on convertible debt	(23,000)	(17,000)

Net cash provided by financing activities	474,000	688,000

Net change in cash and cash equivalents	87,563	(4,300)

Cash and cash equivalents, beginning of period	7,868	12,168

Cash and cash equivalents, end of period	$95,431	$7,868

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$3,529	$17,858

Supplemental disclosure of noncash investing and financing activities:
Unrealized loss on available for sale investment	$30,604	$-
Issuance of common stock for conversion of debt	$422,879	$420,232
Issuance of common stock for accrued expenses	$87,000	$233,000
Debt discount on convertible notes	$89,500	$-
Accrued salaries converted into convertible promissory notes	$428,997	$-

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses of $1,220,356 and $1,279,708 for the years ended December 31, 2016 and 2015, respectively, has incurred losses since inception resulting in an accumulated deficit of $19,739,419 as of December 31, 2016, and has negative working capital of $1,233,909 as of December 31, 2016. A significant part of our negative working capital position at December 31, 2016 consisted of $867,812 of amounts due to various accredited investors of the Company for convertible promissory notes. The Company anticipates further losses in the development of its business.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of debt or equity is unknown. The ability to obtain additional financing, the successful development of the Company’s contemplated plan of operations, or its ability to achieve profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Allowance for Doubtful Accounts

We extend credit based on our evaluation of the customer’s financial condition. We carry our accounts receivable at net realizable value. We monitor our exposure to losses on receivables and maintain allowances for potential losses or adjustments. We determine these allowances by (1) evaluating the aging of our receivables; and (2) reviewing high-risk customers financial condition. Past due receivable balances are written off when our internal collection efforts have been unsuccessful in collecting the amount due. Our allowance for doubtful accounts was $10,507 as of December 31, 2016 and $0 as of December 31, 2015.

Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold in the accompanying consolidated statements of operations.

Product Warranty

The Company’s warranty policy provides repair or replacement of products (excluding GPS Shoe devices) returned for defects within ninety days of purchase. Warranty liabilities are recorded at the time of sale for the estimated costs that may be incurred under our standard warranty. As of December 31, 2016, products returned for repair or replacement have been immaterial. Accordingly, a warranty liability has not been deemed necessary.

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

Fair Value Estimates

Pursuant to the Accounting Standards Codification (“ASC”) No. 820, “Disclosures About Fair Value of Financial Instruments", the Company records its financial assets and liabilities at fair value. ASC No. 820 provides a framework for measuring fair value, clarifies the definition of fair value and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. ASC No. 820 establishes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

Inventory

Inventory generally consists of raw materials and finished goods and is valued at the lower of cost (first-in, first-out) or net realizable value. The Company evaluates its inventory for excess and obsolescence on a regular basis. In preparing the evaluation the Company looks at the expected demand for the product, as well as changes in technology, in order to determine whether or not a reserve is necessary to record the inventory at net realizable value. For the years ending December 31, 2016 and 2015 the Company did not recognize any charges to expense associated with excess and obsolete inventory cost adjustments.

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

Marketable Securities

During the second quarter of fiscal 2016, we received marketable equity securities, which we have classified as “available for sale” securities. Our marketable securities are marked to market on a quarterly basis, with unrealized gains and losses being excluded from earnings and reflected as a component of other comprehensive income.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets pursuant to ASC No. 820:

	December 31, 2016
	Fair Value	Input Level
Available for sale marketable securities:
Common stock	$31,875	Level 1

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

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no dilutive shares outstanding as of December 31, 2016 and 2015. Common stock equivalents, totaling 117,371,085 and 81,434,946 at December 31, 2016 and 2015, respectively, were not included in the computation of diluted earnings per share in 2016 and 2015 on the consolidated statements of operations due to the fact that the Company reported a net loss in 2016 and 2015 and to do so would be anti-dilutive for that period.

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

Comprehensive Loss

FASB ASC 220 establishes rules for reporting and displaying comprehensive loss and its components. Comprehensive loss is the sum of net loss as reported in the consolidated statements of operations and comprehensive loss transactions as reported in the consolidated statement of stockholders’ deficit. Comprehensive loss transactions that currently apply to the Company result from unrealized losses on available for sale investments.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue From Contracts With Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will be effective for the Company on January 1, 2017. Early application is not permitted. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. The Company is still evaluating the potential effects that ASU 2014-09 will have on its consolidated financial statements and related disclosures.

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

In addition to the Definitive Agreement, the Company entered into a Consulting Agreement with Inventergy for a period of eighteen months. The Company was issued 42,500 shares of restricted common stock of INVT valued at $62,479 on the date of grant, of which 1/6th of the stock vests at the close of each calendar quarter and Inventergy agreed to make five monthly payments to GTX totaling $250,000 through December 2016 as compensation. As of December 31, 2016, $250,000 of the cash compensation and $20,826 of stock had been recognized, which represents the vested portion of the restricted common stock. As of December 31, 2016, we owned 42,500 shares of restricted common stock of INVT at a closing price of $0.75, for a value of $31,875.

The Company uses the equity method to account for its 45% investment in the Inventergy subsidiary. Under the equity method, the Company recognizes its share of the earnings and losses of the subsidiary as they accrue instead of when they are realized. As of December 31, 2016, the Company’s investment in the subsidiary was $0.

4.       RELATED PARTY TRANSACTIONS

In order to preserve cash for other working capital needs, various officers, members of management and Board Members agreed to accrue portions of their wages since 2011. As of December 31, 2016, and 2015, the Company owed $23,992 and $291,451, respectively, for such accrued wages.

On September 30, 2016, management elected to transfer accrued salaries into long-term convertible promissory notes, due on March 31, 2018, totaling $318,671. On December 31, 2016, management elected to transfer additional accrued salaries into long-term convertible promissory notes, due on March 31, 2018, totaling $110,326. The notes will bear a 10% annual interest rate. Management shall have the right, but not the obligation to convert up to 50% of the amount advanced and accrued interest into shares, warrants or options of common or preferred stock of the Company at $0.01 per share.

5.       INVENTORY

Inventories consist of the following:

	December 31,
	2016	2015
Raw materials	$31,041	$51,768
Finished goods	79,907	5,875
Total Inventories	$110,948	$57,643

6.       PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	December 31,
	2016	2015
Software	$19,900	$18,744
Website development	91,622	91,622
Software development	246,122	202,834
Less: accumulated depreciation	(222,343)	(181,408)

Total property and equipment, net	$135,301	$131,792

Depreciation expense for the years ended December 31, 2016 and 2015 was $40,935 and $3,172, respectively, and is included in general and administrative expenses.

7.       CONCENTRATIONS

We currently rely on one manufacturer to supply us with our GPS SmartSole and one manufacturer to supply us with the GPS device included in the GPS SmartSole. The loss of either of these manufacturers could severely impede our ability to manufacture the GPS SmartSole.

During the year ended December 31, 2016, the Company’s customer base was comprised of approximately 20 B2B wholesale distributors, representing 43% of our annual revenues and 21% B2C with hundreds of individual consumers who bought through our online ecommerce store. The Company had two customers representing approximately 23% and 42%, respectively, of sales and one customer representing approximately 32% of total accounts receivable for the year ended December 31, 2016. The Company had two customers representing approximately 17% and 13%, respectively, of sales and one customer representing approximately 10% of total accounts receivable for the year ended December 31, 2015.

8.       DEBT

The following table summarizes the components of our short-term borrowings:

	December 31, 2016	December 31, 2015

Q4 2014 Convertible Notes	$126,000	$126,000
Q1 2015 Convertible Notes	60,000	150,000
Q2 2015 Convertible Notes	200,000	200,000
Q3 2015 Convertible Notes	45,000	84,000
Q4 2015 Convertible Notes	-	196,250
Q1 2016 Convertible Notes	60,000	-
Q2 2016 Convertible Notes	225,431	-
Q3 2016 Convertible Notes	507,671	-
Q4 2016 Convertible Notes	162,826	-
Total short-term convertible notes	1,386,928	756,250
Less: Debt discount	(90,119)	-
Convertible notes, net of debt discount	$1,296,809	$756,250

Short-term borrowings	$867,812	$556,250

Long-term borrowings	$428,997	$200,000

Short-term derivative liabilities	$78,112	$-

Short-term convertible notes

Convertible Notes

During the fourth quarter of 2014, we entered into note and share purchase agreements with independent accredited investors. The Q4 2014 Convertible Notes carried an original issue discount of 17%, matured on December 31, 2015 and are convertible into common stock of the Company at $0.015 per share, subject to adjustment and mandatory conversion. As of December 31, 2016 and 2015, $126,000 total principal balance was outstanding. In addition to the 2014 Convertible Notes, a total of 1,050,000 additional shares of the Company’s common stock will be issued to the investors if the 2014 Convertible Notes are not repaid or converted prior to June 30, 2015. As of December 31, 2016, the noteholders have not requested their additional shares.

During the first quarter of 2015, we entered into note and share purchase agreements with an independent accredited investor. As a result, we issued a convertible note with a total principal balance of $60,000 (the “Q1 2015 Convertible Notes”) and issued 500,000 shares of common stock (“Q1 2015 Stock”) in exchange for cash proceeds of $50,000. The Q1 2015 Convertible Notes carried an original issue discount of 17%, matured on December 31, 2015 and are convertible into common stock of the Company at $0.015 per share, subject to adjustment and mandatory conversion. In addition to the Q1 2015 Convertible Notes and the Q1 2015 Stock, a total of 500,000 additional shares of the Company’s common stock will be issued to the investors if the Q1 2015 Convertible Notes are not repaid or converted prior to June 30, 2015. As of December 31, 2016, the noteholder has not requested their additional shares.

On April 14, 2015, we entered into a Note Purchase Agreement with an unaffiliated third party (the “Investor”) relating to the sale of unsecured convertible promissory notes. The promissory notes are divided into units (“Units”), each in the principal amount of $25,000. The promissory notes bear interest at a rate of 14% per annum, payable quarterly and a maturity date of April 14, 2017. The unsecured convertible promissory notes are convertible into common stock of the Company at a price of $0.015 per share at any time by the holder, subject to certain conditions and restrictions set forth in the notes. On April 14, 2015 and again on May 5, 2015, the Investor purchased a $25,000 Unit (for a total of $50,000) and on May 17, 2015, June 7, 2015 and June 29, 2015, the Investor purchased 3 $50,000 Units (for a total of $150,000) totaling $200,000 as of December 31, 2016 and 2015

On August 26, 2015, we entered into Note and Share Purchase Agreement with an independent accredited investor. As a result, we issued a convertible note with a total principal balance of $15,000 (the “Q3 2015 Convertible Notes”). The Convertible Note carries an original issue discount of 17%, matured on March 31, 2016 and is convertible into common stock of the Company at $0.015 per share, subject to adjustment and mandatory conversion.

On September 9, 2015 we entered into Note and Share Purchase Agreement with an independent accredited investor. As a result, we issued convertible notes with a total principal balance of $30,000 (the “Q3 2015 Convertible Notes”). The Convertible Note carries an original issue discount of 17%, matured on March 31, 2016 and is convertible into common stock of the Company at $0.015 per share, subject to adjustment and mandatory conversion.

On January 15, 2016, we received an additional installment of $15,000 from an accredited investor relating to the 7.5% Convertible Debenture entered into on October 9, 2015. On April 15, 2016, this note was sold to a private investor pursuant to the Exchange Agreement.

On January 27, 2016, pursuant to a Note Purchase Agreement with an unaffiliated third party (the “Investor”) relating to the sale of an unsecured convertible promissory note and warrant. The third party purchased an additional unit for $25,000 and a principal balance of $30,000. The convertible promissory note is divided into units (“Units”), each in the principal amount of $30,000, with equal installments of $1,000 due sequentially every week until $30,000 has been repaid and warrants to purchase 1,250,000 shares of common stock at an exercise price of $0.015 per share. The convertible promissory notes were due on November 25, 2016, subject to certain conditions and restrictions set forth in the notes. The convertible promissory note has a relative fair value of $23,899 and the warrants has a relative fair value of $6,101 at the date of issuance determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.88% (ii) estimated volatility of 171% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of 25 months. The convertible note is convertible into shares of common stock based on the volume weighted average of the closing price per share for the 20 consecutive trading days prior to the conversion date if there is any outstanding principal balance due after the expiration due date. As of December 31, 2016, $5,000 cash installment payments have been made toward lowering the outstanding principal balance. On June 14, 2016, we consolidated all of these Investor’s notes into a single note valued at $120,000. The note was due December 16, 2016 and carries an OID of 20%.

On February 5, 2016, an accredited investor with a convertible note of $30,000, converted their outstanding principal balance into 2,250,000 shares of common stock at a conversion price of $0.015 per share.

On February 8, 2016, we entered into a Note and Share Purchase Agreement with an unaffiliated third party (the “Investor”) relating to the sale of an unsecured convertible promissory note. The convertible promissory note is divided into units (“Units”), each in the principal amount of $30,000. The notes were due on December 31, 2016, subject to certain conditions and restrictions set forth in the notes. The convertible notes are convertible into shares of common stock at $0.01 per share. In addition to the Note and Share Purchase Agreement, a total of 500,000 additional shares of the Company’s common stock will be issued to the Investor if the convertible promissory note is not repaid or converted prior to June 30, 2017. On February 8, 2016 the Investor purchased two $25,000 units (for a total of $50,000).

During the year ended December 31, 2016, we made cash payments totaling $23,000 to accredited investors to reduce the outstanding balances on their loans.

On March 16, 2016, we entered into a Loan Agreement with an independent accredited investor relating to the sale of a convertible promissory note and warrant. As a result, we issued convertible notes with a total principal balance of $55,000 and warrants to purchase 2,500,000 shares of common stock at an exercise price of $0.0125 per share. The convertible promissory note has a relative fair value of $33,379 and the warrants have a relative fair value of $21,621 at the date of issuance determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.05% (ii) estimated volatility of 221% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of 3 years. The Convertible Note carries an original issue discount of 10%, mature on March 16, 2017 with a 12% interest rate and are convertible into common stock of the Company at 60% of the lowest closing price over a five day period immediately prior to but not including the Conversion Date. However, the conversion price shall not be lower than $0.005 per share. During the year ended December 31, 2016, the accredited investor converted their outstanding principal balance and accrued interest totaling $57,440 into 11,487,997 shares of common stock at a conversion price of $0.005 per share.

On March 16, 2016, we entered into a Loan Agreement with an independent accredited investor relating to the sale of a convertible promissory note and warrant. As a result, we issued convertible notes with a total principal balance of $25,000 and warrants to purchase 500,000 shares of common stock at an exercise price of $0.0125 per share. The convertible promissory note has a relative fair value of $19,455 and the warrants has a relative fair value of $5,545 at the date of issuance determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.05% (ii) estimated volatility of 221% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of 3 years. The Convertible Note carries an original issue discount of 10%, mature on March 16, 2017 with a 12% interest rate and are convertible into common stock of the Company at 60% of the lowest closing price over a five day period immediately prior to but not including the Conversion Date. However, the conversion price shall not be lower than $0.005 per share. During the year ended December 31, 2016, the accredited investor converted their outstanding principal balance and accrued interest totaling $26,574 into 5,314,842 shares of common stock at a conversion price of $0.005 per share.

On April 15, 2016, the Company entered into an Exchange Agreement and a Lock-Up Agreement with a private investor (the “Investor”). Pursuant to the Exchange Agreement, the Company agreed to issue the Investor two promissory notes in the amount of $234,619 and $29,327 (the “Notes”), respectively, in exchange for a 7.5% Convertible Debenture purchased by the Investor from a third party (the “Original Note”). The Company has also granted the Investor a right of first refusal on all future Company financings over the next twelve months. Via the Exchange Agreement, the Company was able to extend the maturity dates of the Notes to May 10, 2016 and October 15, 2016, respectively. Pursuant to the Lock-Up Agreement, the Investor has agreed not to sell any shares acquired from conversion of the Note until May 10, 2016. The convertible notes are convertible into shares of common stock at 49% of the lowest traded price in the prior thirty trading days. As a result of the Exchange Agreement, we recognized a loss on extinguishment of debt of $29,327. During the year ended December 31, 2016, the Investor converted their outstanding principal balance of $183,515 into 54,668,934 shares of common stock.

On April 18, 2016, the Company entered into a Loan Agreement with a private investor in connection with a bridge financing transaction, consisting of an Unsecured Convertible Promissory Note in principal amount of $25,000 and three-year warrants to purchase 500,000 shares of the Company’s common stock with an exercise price of $0.0125 per share. The convertible promissory note has a relative fair value of $20,872 and the warrants has a relative fair value of $4,128 at the date of issuance determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.90% (ii) estimated volatility of 215% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of 3 years. The Convertible Note carries an original issue discount of 10%, matures on April 14, 2017 with a 12% interest rate and is convertible into common stock of the Company at 60% of the lowest closing price over a five day period immediately prior to but not including the Conversion Date. However, the conversion price shall not be lower than $0.005 per share.

On May 6, 2016, the Company entered into a Note Purchase Agreement with an unaffiliated third party (the “Investor”) relating to the sale of an unsecured convertible promissory note and warrant. The third party purchased an additional unit for $25,000 and a principal balance of $30,000. The convertible promissory note is divided into units (“Units”), each in the principal amount of $25,000, with equal installments of $1,000 due sequentially every week until $30,000 has been repaid and warrants to purchase 1,250,000 shares of common stock at an exercise price of $0.015 per share. The convertible promissory notes were due on December 2, 2016, subject to certain conditions and restrictions set forth in the notes. The convertible promissory note has a relative fair value of $22,672 and the warrants has a relative fair value of $7,328 at the date of issuance determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.75% (ii) estimated volatility of 168% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of 31 months. The convertible note is convertible into shares of common stock based on the volume weighted average of the closing price per share for the 20 consecutive trading days prior to the conversion date if there is any outstanding principal balance due after the expiration due date. On June 14, 2016, we consolidated all of these Investor’s notes into a single note valued at $120,000. The note was due December 16, 2016 and carries an OID of 20%.

On May 10, 2016, we issued a total of 8,201,811 shares of common stock to two investors upon the conversion of $50,000 in debt from Convertible Notes that was issued in Q1 of 2015 and Q2 of 2016.

On June 7, 2016, we issued a total of 6,500,000 shares of common stock to an investor upon the conversion of $23,888 in debt from a Convertible Note that was issued in Q2 of 2016.

On June 14, 2016, we received $45,000 from a noteholder who consolidated the remaining balance of $55,000 in notes into a $120,000 convertible note with an OID of 20%. The convertible note matured on December 16, 2016, without interest, and is convertible into common stock of the Company at the lowest traded price in the 5 days prior to the conversion. The noteholder received 2,000,000 shares of common stock for the origination of this loan. These shares were issued on August 5, 2016.

On June 28, 2016, a noteholder assigned his remaining balance of $60,000 to another investor who consolidated it with that investor’s $40,000 convertible note. The new convertible note matured on December 31, 2016, without interest, and is convertible into common stock of the Company at the lower of 49% of the lowest traded price in the prior 30 days or $0.005 per share. During the year ended December 31, 2016, the investor converted their outstanding principal balance of $100,000 into 32,460,108 shares of common stock.

On July 8, 2016, we raised $150,000 related to a Warrant and Note Purchase Agreement with unaffiliated third parties (the “Investors”) relating to the sale of unsecured convertible promissory notes and warrants (see Item 10.1 and 10.2). The promissory notes are divided into units (“Units”), each in the principal amount of $31,500. The Convertible Note carries an original issue discount of 26%, mature on December 31, 2017 and are convertible into common stock of the Company at $0.015 per share, subject to adjustment and mandatory conversion. On July 8, 2016, the Investors had purchased the minimum raise required of six $25,000 Units (for a total of $150,000). Each Unit comes with two 3-year warrants, one to purchase 1,050,000 shares of common stock at $0.015 per share and the other to purchase 525,000 shares of common stock at $0.03 per share for a total of 9,450,000 warrants. The convertible promissory notes have a relative fair value of $98,886 and the warrants have a relative fair value of $51,114 at the date of issuance determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.71% (ii) estimated volatility of 200% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of 36 months.

On November 21, 2016, the Company entered into a Securities Purchase Agreement with two (2) accredited investors (“Purchasers”). The Purchasers will purchase, severally and not jointly, an aggregate of up to $150,000 in Notes Payable corresponding to an aggregate of up to $77,500 in Principal Amount of Notes. The purchase will occur in up to three tranches of (each a “Tranche,” and collectively the “Tranches”), with the first Tranche of $27,500 being funded to the Company upon execution of this Agreement (the “First Closing”). The second Tranche will be for $25,000 and will be funded to the Company days 30 calendar days after the First Closing. The third Tranche will be for $25,000 and will be funded to the Company 60 calendar days after the First Closing. The Purchasers may convert their notes into common shares in the Company at a price equal to the lower of 51% of the lowest trading price in the prior 20 days, or at $0.005 per share. The notes do not bear interest. The Company may prepay the note at any time with a premium of 10% of the amount to be paid off, in the first 90 days, and 20% any time thereafter. The note matures May 14, 2017. The note was issued pursuant to Section 4(a)(2) of the Securities Act of 1933.

During the year ended December 31, 2016, management has elected to transfer accrued salaries into long-term convertible promissory notes, due on March 31, 2018, totaling $428,997. The notes will bear a 10% annual interest rate. Management shall have the right, but not the obligation to convert up to 50% of the amount advanced and accrued interest into shares, warrants or options of common or preferred stock of the Company at $0.01 per share.

Derivative liabilities

The conversion features embedded in the convertible notes were evaluated to determine if such conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative. In the convertible notes with variable conversion terms, the conversion feature was accounted for as a derivative liability. The derivatives associated with the term convertible notes were recognized as a discount to the debt instrument and the discount is amortized over the expected life of the notes with any excess of the derivative value over the note payable value recognized as additional interest expense at the issuance date. Amortization of the debt discount totaled $781,629 and $0 during the years ended December 31, 2016 and 2015, respectively.

The derivative liability was calculated using the Black Scholes method over the expected terms of the convertible debentures, with a risk free rate of 2% and volatility of 107% as of December 31, 2016. Included in Derivative Income in the accompanying consolidated statements of operations is income arising from the change in fair value of the derivatives of $703,518 and $13,490 during the years ended December 31, 2016 and 2015, respectively.

9.       INCOME TAXES

The provision for refundable Federal income tax consists of the following as of December 31:

	2016	2015

Federal income tax benefit calculated at statutory rate of 35%	$425,000	$448,000
Less: Stock based compensation expense	(116,000)	(171,000)
Change in valuation allowance	(309,000)	(277,000)
Net income tax provision	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at December 31:

	2016	2015
Deferred tax asset attributable to:
Net operating losses carried forward	$4,562,000	$4,270,000
Less: Valuation allowance	(4,562,000)	(4,270,000)
Net deferred tax asset	$-	$-

The Company established a full valuation allowance. The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized.

At December 31, 2016, the Company had an unused net operating loss carryover approximating $13,417,000 that is available to offset future taxable income, which expires beginning in 2028.

10.       EQUITY

Common Stock

The Company issued the following shares of common stock for the years ended December 31:

	2016		2015
	Value of Shares	# of shares	Value of Shares	# of shares
Shares issued for services rendered	$296,550	34,050,000	$517,203	42,600,000
Shares issued for accrued salaries and expenses	104,294	10,421,592	233,000	12,562,500
Shares issued for conversion of debt	422,879	108,464,758	420,232	35,523,226
Shares issued for financing	16,000	2,000,000	-	125,000

Total restricted shares issued	$839,723	154,936,350	$1,170,435	90,810,726

Shares issued for services rendered were to various members of management, employees and consultants and are generally expensed as Stock-Based Compensation in the accompanying consolidated statement of operations. Also included are shares of common stock issued to our 2016 investors in conjunction with their note and share purchase agreements. Shares issued for accrued salaries and expenses were granted to members of management, Board Members, consultants and employees as payment for portions of amounts owed to them for services rendered in previous periods. Shares issued for conversion of debt relate to conversions of both short and long term debt as discussed in Note 8. Shares issued for financing in 2015 relate to shares granted to investors for their participation in the 2015 financings.

Common Stock Warrants

Since inception, the Company has issued numerous warrants to purchase shares of the Company’s common stock to shareholders, consultants and employees as compensation for services rendered.

On January 27, 2016, 1,250,000 warrants were issued to an accredited investor as part of their Note and Share Purchase Agreement. The warrants expire on February 26, 2018 at an exercise price of $0.015 per share. The fair value of the warrants was $6,101 on the date of grant.

On March 16, 2016, 3,000,000 warrants were issued to two accredited investors as part of their Loan Agreements. The warrants expire on March 16, 2019 at an exercise price of $0.0125 per share. The fair value of the warrants was $27,166 on the date of grant.

On April 18, 2016, 500,000 warrants were issued to an accredited investor as part of the Note and Share Purchase Agreement. The warrant expires on April 18, 2019 at an exercise price of $0.0125 per share. The fair value of the warrants was $4,128 on the date of grant.

On May 6, 2016, 1,250,000 warrants were issued to an accredited investor as part of the Note and Share Purchase Agreement. The warrant expires on December 16, 2018 at an exercise price of $0.015 per share. The fair value of the warrants was $7,328 on the date of grant.

On May 16, 2016, 3,300,000 warrants were issued to consultant as part of their Advisory Services Agreement. The warrants expire on May 16, 2019 at an exercise price of $0.015 per share. The fair value of the warrants was $18,835 on the date of grant.

On July 1, 2016, 4,200,000 series “A” warrants and 2,100,000 series “B” warrants were issued to an accredited investor as part of the Note and Warrant Purchase Agreement. The series A and B warrants expires on July 1, 2019 at an exercise price of $0.015 per share for the series A and $0.030 per share for the series B warrants. The fair value of the warrants was $34,076 on the date of grant.

On July 8, 2016, 2,100,000 series “A” warrants and 1,050,000 series “B” warrants were issued to two accredited investors as part of the Note and Warrant Purchase Agreement. The series A and B warrants expires on July 8, 2019 at an exercise price of $0.015 per share for the series A and $0.030 per share for the series B warrants. The fair value of the warrants was $17,038 on the date of grant.

A summary of the Company’s warrant activity and related information is provided below:

	Exercise Price $	Number of Warrants
Outstanding and exercisable at December 31, 2014	0.08 – 0.40	2,000,000
Warrants exercised	-	-
Warrants granted	0.015 - 0.02	11,150,000
Warrants expired	0.02	(2,000,000)
Outstanding and exercisable at December 31, 2015	0.15 - 0.02	11,150,000
Warrants exercised	-	-
Warrants granted	0.0125 - 0.03	18,750,000
Warrants expired	-	-
Outstanding and exercisable at December 31, 2016	0.0125 - 0.03	29,900,000

Stock Warrants as of December 31, 2016
Exercise	Warrants	Remaining	Warrants
Price	Outstanding	Life (Years)	Exercisable

$0.02	9,900,000	1.07	9,900,000
$0.015	13,350,000	2.10	13,350,000
$0.0125	3,500,000	2.25	3,500,000
$0.03	3,150,000	2.52	3,150,000

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

The Company recognizes option expense ratably over the vesting periods. As of December 31, 2012, all options granted were fully vested. Accordingly, no option expense has been recognized during the years ended December 31, 2016 and 2015.

No options were granted during 2016 and 2015.

The Plan provides for the issuance of a maximum of 7,000,000 shares of which, after adjusting for estimated pre-vesting forfeitures and expired options, approximately 2,235,000 were available for issuance as of December 31, 2016.

As of December 31, 2016, after adjusting for estimated pre-vested forfeitures, there was $0 of unrecognized compensation cost related to unvested stock options. The Company intends to issue new shares to satisfy share option exercises.

Stock option activity under the Plan for the period from December 31, 2014 to December 31, 2016 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Grant Date Fair Value
Outstanding at December 31, 2014	775,133	$0.14	1.09	$46,901
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options cancelled/forfeited/expired	(322,640)	-	-	(31,959)
Outstanding at December 31, 2015	452,493	0.08	0.09	14,942
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options cancelled/forfeited/ expired	452,493	-	-	(14,942)
Outstanding at December 31, 2016	-	-	-	$-

Exercisable at December 31, 2016	-	-	-	$-

11.        COMMITMENTS & CONTINGENCIES

Bonuses

The Company has an employment agreement with its CEO which, among other provisions, provide for the payment of a bonus, as determined by the Board of Directors, in amounts ranging from 15% to 50% of the executive’s yearly compensation, to be paid in cash or stock at the Company’s sole discretion, if the Company has an increase in year over year revenues and the Executive performs his duties (i) within the time frame budgeted for such duties and (ii) at or below the cost budgeted for such duties.

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

12.       SUBSEQUENT EVENTS

On January 4, 2017, we issued a total of 10,000,000 shares of common stock to an investor for converting $24,500 in debt from a Convertible Note that was issued in the second quarter of 2016.

On January 13, 2017, we issued a total of 11,970,339 shares of common stock to an investor for converting $29,327 in debt from a Convertible Note that was issued in the second quarter of 2016.

On January 20, 2017, we issued 500,000 shares of common stock (valued at $2,000) to a consultant and 1,000,000 shares of common stock (valued at $4,000) to 4 members of the board of directors for their services.

On January 31, pursuant to our Share Purchase Agreement dated November 21, 2016, we entered into and received our 2nd Tranche of $97,500 from the Note Holders.

On February 17, 2017, we issued 16,339,869 shares of common stock to an investor for converting $25,000 in debt from a Convertible Note that was issued in the fourth quarter of 2016.

On February 22, 2017, we issued 16,442,455 shares of common stock to an investor for converting $24,170 in debt from a Convertible Note that was issued in the second quarter of 2016.

On March 2, 2017, we issued 3,750,000 shares of common stock (valued at $26,250) to two consultants for their services.

On March 3, 2017, we issued 5,820,000 shares of common stock to an investor for converting $25,000 in debt from a Convertible Note that was issued in the second quarter of 2016.

