Form 10-Q
period 2017-03-31
GTX CORP
filed 2017-05-12
CIK 1375793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2017

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Yes [X] . No [  ].

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] . No [  ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ].	Accelerated filer	[ ]
Non-accelerated filer	[ ](Do not check if a smaller reporting company)	Smaller reporting company	[X].
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]. No [X] .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 597,408,886 common shares issued and outstanding as of May 12, 2017.

GTX CORP AND SUBSIDIARIES

For the quarter ended March 31, 2017

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

GTX CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$13,760	$95,431
Accounts receivable, net	71,258	56,714
Inventory	59,380	110,948
Other current assets	21,649	20,607
Total current assets	166,047	283,700

Property and equipment, net	120,755	135,301
Investment in equity securities	13,776	31,875
Intangible assets	18,150	18,465
Total assets	$318,728	$469,341

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$286,320	$305,761
Accrued expenses	222,832	197,024
Accrued expenses - related parties	81,170	23,992
Deferred revenues	34,495	44,908
Convertible promissory note, net of discount	826,618	867,812
Derivative liabilities	326,466	78,112
Total current liabilities	1,777,901	1,517,609

Long-term convertible debt – related parties	428,997	428,997
Total liabilities	2,206,898	1,946,606

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 2,071,000,000 shares authorized; 579,458,268 and 510,367,631 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	579,458	510,367
Additional paid-in capital	17,887,648	17,782,391
Accumulated other comprehensive loss	(48,703)	(30,604)
Accumulated deficit	(20,306,573)	(19,739,419)
Total stockholders’ deficit	(1,888,170)	(1,477,265)
Total liabilities and stockholders’ deficit	$318,728	$469,341

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Product sales	$70,001	$72,295
Service income	37,151	14,154
Royalty and consulting income	35,413	-
Total revenues	142,565	86,449

Cost of products sold	53,029	35,075
Costs of other revenue	16,379	5,756
Total cost of goods sold	69,408	40,831

Gross margin	73,157	45,618

Operating expenses:
Wages and benefits	154,582	246,200
Sales and marketing	23,633	-
Professional fees	92,079	27,843
General and administrative	83,359	59,958

Total operating expenses	353,653	334,001

Loss from operations	(280,496)	(288,383)

Other income/(expenses):
Amortization of debt discount	(86,699)	-
Derivative expense	(170,960)	-
Interest expense	(28,999)	(13,643)

Total other income/(expenses)	(286,658)	(13,643)

Net loss	$(567,154)	$(302,026)

Components of comprehensive loss:
Unrealized loss on available for sale investment	(18,099)	-

Comprehensive net loss	$(585,253)	$(302,026)

Weighted average number of common shares outstanding - basic and diluted	549,130,294	357,642,741

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(567,154)	$(302,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,861	-
Bad debt expense	16,828	-
Stock-based compensation	32,250	140,400
Derivative expense	170,960	-
Amortization of debt discount	86,699	15,370
Fair value of common stock received as income	(10,413)	-
Changes in operating assets and liabilities:
Accounts receivable	(31,372)	11,433
Inventory	51,568	(41,303)
Other current and non-current assets	(1,042)	(9,995)
Accounts payable and accrued expenses	10,466	(6,957)
Accrued expenses - related parties	57,178	72,350

Net cash used in operating activities	(169,171)	(120,728)

Cash flows from financing activities:
Proceeds from convertible promissory notes	97,500	162,000
Payments on convertible promissory notes	(10,000)	(11,000)

Net cash provided by financing activities	87,500	151,000

Net change in cash and cash equivalents	(81,671)	30,272

Cash and cash equivalents, beginning of period	95,431	7,868

Cash and cash equivalents, end of period	$13,760	$38,140

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

Supplementary disclosure of noncash financing activities:
Unrealized loss on available for sale investments	$18,099	$-
Debt discount on convertible promissory notes	$-	$23,000
Issuance of common stock for conversion of debt	$142,097	$30,000
Debt discount related to derivative liabilities	$77,394	$-

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of GTX have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included. Our operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2016, which are included in our Annual Report on Form 10-K.

The accompanying consolidated financial statements reflect the accounts of GTX Corp and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses of $567,154 and $302,026 for the three months ended March 31, 2017 and 2016, respectively, has incurred losses since inception resulting in an accumulated deficit of $20,306,573 as of March 31, 2017, and has negative working capital of $1,611,854 as of March 31, 2017. The Company anticipates further losses in the development of its business.

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

Reclassifications

For comparability, certain prior period amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2017. These reclassifications have no impact on net loss.

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

3. JOINT VENTURE AND INVESTMENT IN EQUITY SECURITIES

On June 16, 2016, the Company entered into a Definitive Agreement with Inventergy Innovations, LLC (“Inventergy”), a subsidiary of Inventergy Global, Inc. (NASDAQ: INVT). The Company partnered with Inventergy to monetize three (3) GTX Patents. Upon signing the Agreement, the Patents were assigned to an Inventergy subsidiary, and Inventergy assigned a 45% interest in the entity to GTX. Inventergy is also obligated to make a sequence of quarterly payments to GTX beginning in January 2017, which payments represent non-refundable advances against future royalty and other payments. Pursuant to a non-exclusive license back to GTX, GTX will still retain all use rights of the 3 patents. During the period ended March 31, 2017, the Company has received $25,000 as a non-refundable advance from Inventergy.

The Company uses the equity method to account for its 45% investment in the Inventergy subsidiary. Under the equity method, the Company recognizes its share of the earnings and losses of the subsidiary as they accrue instead of when they are realized. As of March 31, 2017, the Company’s investment in the subsidiary was $0.

In addition to the Definitive Agreement, the Company entered into a Consulting Agreement with Inventergy for a period of eighteen months. The Company was issued 42,500 shares of restricted common stock of INVT valued at $62,479 on the date of grant, of which 1/6th of the stock vests at the close of each calendar quarter and Inventergy agreed to make five monthly payments to GTX totaling $250,000 through December 2016 as compensation. As of March 31, 2017, $31,240 of stock has been recognized, which represents the non-vested portion of the restricted common stock and $10,413 has been recognized as consulting revenue in the three months ended March 31, 2017. As of March 31, 2017, we owned 42,500 shares of restricted common stock of INVT at a closing price of $0.3241, for a value of $13,776.

4. RELATED PARTY TRANSACTIONS

In order to preserve cash for other working capital needs, various officers and members of management have agreed to accrue, and defer payment of, portions of their salaries since fiscal 2011. As of March 31, 2017 and December 31, 2016, the Company owed $81,170 and $23,992, respectively for such accrued wages.

On September 30, 2016, management elected to transfer accrued salaries into long-term convertible promissory notes, due on March 31, 2018, totaling $318,671. On December 31, 2016, management elected to transfer additional accrued salaries into long-term convertible promissory notes, due on March 31, 2018, totaling $110,326. The notes will bear a 10% annual interest rate. Management shall have the right, but not the obligation to convert up to 50% of the amount advanced and accrued interest into shares, warrants or options of common or preferred stock of the Company at $0.01 per share. As of March 31, 2017, the outstanding balance on the convertible promissory notes is $428,997.

5. DEBT

The following table summarizes the components of our short-term borrowings:

	March 31, 2017	December 31, 2016

Q4 2014 Convertible Notes	$126,000	$126,000
Q1 2015 Convertible Notes	60,000	60,000
Q2 2015 Convertible Notes	200,000	200,000
Q3 2015 Convertible Notes	45,000	45,000
Q1 2016 Convertible Notes	60,000	60,000
Q2 2016 Convertible Notes	110,000	225,431
Q3 2016 Convertible Notes	507,671	507,671
Q4 2016 Convertible Notes	127,826	162,826
Q1 2017 Convertible Notes	97,500	-
Total short-term convertible notes	1,333,997	1,386,928
Less: Debt discount	(78,382)	(90,119)
Convertible notes, net of debt discount	$1,255,615	$1,296,809

Short-term borrowings	$826,618	$867,812
Long-term borrowings	$428,997	$428,997
Short-term derivative liabilities	$326,466	$78,112

Short-term convertible notes

Convertible Notes

On January 4, 2017, we issued a total of 10,000,000 shares of common stock to an investor for converting $24,500 in debt from a Convertible Note that was issued in the second quarter of 2016.

On January 13, 2017, we issued a total of 11,970,339 shares of common stock to an investor for converting $29,327 in debt from a Convertible Note that was issued in the second quarter of 2016.

On January 31, 2017, we received the second tranche of $97,500 (“Q1 2017”) from 2 investors from their November 21, 2016 Security Purchase Agreements. The Purchasers may convert their notes into common shares in the Company at a price equal to the lower of 51% of the lowest trading price in the prior 20 days, or at $0.005 per share. The notes do not bear interest. The Company may prepay the notes at any time with a premium of 10% of the amount to be paid off, in the first 90 days, and 20% any time thereafter. The notes mature on July 31, 2017. The notes were issued pursuant to Section 4(a)(2) of the Securities Act of 1933.

On February 9, 2017, we paid down a Q2 2016 Convertible Note for $10,000.

On February 17, 2017, we issued 16,339,869 shares of common stock to an investor for converting $25,000 in debt from a Convertible Note that was issued in the fourth quarter of 2016.

On February 22, 2017, we issued 16,442,455 shares of common stock to an investor for converting $24,170 in debt from a Convertible Note that was issued in the second quarter of 2016.

On March 3, 2017, we issued 5,820,000 shares of common stock to an investor for converting $25,000 in principal and $4,100 in accrued interest from a Convertible Note that was issued in the second quarter of 2016.

On March 24, 2017, we issued 3,267,974 shares of common stock to an investor for converting $10,000 in debt from a Convertible Note that was issued in the fourth quarter of 2016.

6. EQUITY

Common Stock

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

On March 3, 2017, we issued 5,820,000 shares of common stock to an investor for converting $25,000 in principal and $4,100 in accrued interest from a Convertible Note that was issued in the second quarter of 2016.

On March 24, 2017, we issued 3,267,974 shares of common stock to an investor for converting $10,000 in debt from a Convertible Note that was issued in the fourth quarter of 2016.

The Company issued the following shares of common stock during the three months ended March 31, 2017:

	Value of Shares	Number of Shares
Shares issued for conversion of debt	$142,097	63,840,637
Shares issued for services rendered	32,250	5,250,000
Total shares issued	$174,347	69,090,637

Shares issued for services rendered were to various members of management, the Board of Directors, employees and consultants and are expensed as Stock-Based Compensation in the accompanying consolidated statement of operations. Shares issued for conversion of debt relate to conversion of the convertible note discussed in Note 5.

Common Stock Warrants

Since inception, the Company has issued warrants to purchase shares of the Company’s common stock to shareholders, consultants and employees as compensation for services rendered and/or through private placements.

A summary of the Company’s warrant activity and related information is provided below:

	Exercise Price $	Number of Warrants
Outstanding and exercisable at December 31, 2016	0.0125 - 0.03	29,900,000
Warrants exercised	-	-
Warrants granted	-	-
Warrants expired	-	-
Outstanding and exercisable at March 31, 2017	0.0125 - 0.03	29,900,000

Stock Warrants as of March 31, 2017
Exercise	Warrants	Remaining	Warrants
Price	Outstanding	Life (Years)	Exercisable
$0.02	9,900,000	0.82	9,900,000
$0.015	13,350,000	1.85	13,350,000
$0.0125	3,500,000	2.00	3,500,000
$0.03	3,150,000	2.27	3,150,000

Common Stock Options

Under the Company’s 2008 Equity Compensation Plan (the “2008 Plan”), we are authorized to grant stock options intended to qualify as Incentive Stock Options, “ISO”, under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified options, restricted and unrestricted stock awards and stock appreciation rights to purchase up to 7,000,000 shares of common stock to our employees, officers, directors and consultants, with the exception that ISOs may only be granted to employees of the Company and its subsidiaries, as defined in the 2008 Plan. After adjusting for expired and estimated pre-vesting forfeitures, options for approximately 2,235,000 shares were still available for grant under the 2008 Plan as of March 31, 2017.

7. SUBSEQUENT EVENTS

On April 6, 2017, the Company entered into two Note and Share Purchase Agreements with two accredited investors. As a result, we issued two convertible notes with a total principal balance of $75,000. The Purchasers may convert their notes into common shares in the Company at a price equal to the lower of 60% of the lowest trading price in the prior 30 days, or at $0.005 per share. The notes do not bear interest. The Company may prepay the notes at any time with a premium of 10% of the amount to be paid off, in the first 90 days, and 20% any time thereafter. The notes mature on October 6, 2017. The notes were issued pursuant to Section 4(a)(2) of the Securities Act of 1933.

On April 12, 2017 we issued 3,000,000 shares of common stock (valued at $24,000) to two investors as part of their Securities Purchase Agreements dated April 6, 2017 and 1,000,000 shares of common stock (valued at $12,000) to an advisor for services performed.

On April 25, 2017 we issued 13,950,618 in common stock to an investor for converting $110,000 in principal and $3,000 in interest of their debt from a Convertible Note that was issued in the second quarter of 2016.

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

Overview

Since the start of 2015 the Company has focused on building channels of distribution for its product lines of embedded devices, Stand-Alone devices and Digital Apps which all funnel into the GTX Corp IoT monitoring platform. Each product line is sold both direct to consumer (B2C) and business to business (B2B) through a global network of resellers, affiliates, distributors, nonprofit organizations, government agencies, manufacturers reps and retailers. The Company has been ramping up its product distribution and sales channels and, as of March 31, 2017, the Company had live units in the field and / or paying subscribers in over 35 countries, had 8 regional sales reps in the US, 6 retired and active professional athlete brand ambassadors, over 300 online affiliates, products being sold in 2 retail stores, 13 international distributors. Also, we have been issued a vendor number for reimbursement in 7 U.S. states, and have applied for other State and Federal reimbursement codes, grants and private insurance reimbursement, which if granted is expected to increase the potential market for users of our SmartSole product line. All product lines are sold with a monthly, quarterly or annual subscription service plan ranging from $5 to $49 per month and licensing plans.

Since the start of 2015 the Company has focused on building channels of distribution for its product lines of embedded devices, Stand-Alone devices and Digital Apps which all funnel into the GTX Corp IoT monitoring platform. Each product line is sold both direct to consumer (B2C) and business to business (B2B) through a global network of resellers, affiliates, distributors, nonprofit organizations, government agencies, manufacturers reps and retailers. The Company has been ramping up its product distribution and sales channels and, as of March 31, 2017, the Company had live units in the field and / or paying subscribers in over 35 countries, had 8 regional sales reps in the US, 6 retired and active professional athlete brand ambassadors, over 300 online affiliates, products being sold in 2 retail stores, 13 international distributors. Also, we have been issued a vendor number for reimbursement in 7 U.S. states, and have applied for other State and Federal reimbursement codes, grants and private insurance reimbursement, which if granted is expected to increase the potential market for users of our SmartSole product line. All product lines are sold with a monthly, quarterly or annual subscription service plan ranging from $5 to $49 per month and licensing plans.

During the quarter ended March 31, 2017 the Company continued expanding its sales channels internationally exploring opportunities in Japan, Hong Kong, Spain and the Middle East and attending two large trade shows in Europe – Mobile World Congress and CeBIT. Domestically the Company added two States in the reimbursement program, attended several industry trade shows and began a Google ad word advertising campaign directed at driving online consumer sales. Outside of social media brand awareness, this was the first time the Company has spent money on advertising directly to consumers.

On the R&D front, the Company began three new product development projects. First being for a CDMA SmartSole that will be operational on the Verizon network, the second for a SmartSole lite which will be a lower price, limited function and available in children sizes, created for lower disposable income markets and for individuals that are not “at risk” due to Alzheimer’s or autism, but rather for more of a general population use. Third the Company began developing a Sole Protector, specifically designed for the GPS SmartSole and made of anti-microbial / anti-fungal material that repels moisture and odor, providing an extra layer of hygiene, covertness, protection and comfort. The Sole Protector was commercially launched on May 1st in the US, U.K. Sweden and Denmark, with over 500 pairs sold in the first week. In addition the Company began working with Energy Harvester to collaborate on the development of delivering on demand power to charge wearable electronics by harnessing energy though human motion, that is integrated within footwear products, giving consumers, commercial, and military users the ability to charge their mobile devices and other electronic devices and sensors, as they walk.

On the IP front - the Company worked closely with Inventergy on the Communication protocol monetization campaign, finalizing pricing models and list of potential licensee’s. Inventergy has announced and publicly disclosed that in early January Inventergy sent out over 100 letters and subsequently an additional 20 letters have gone out as new potential licensees were identified. The Company also worked with existing counsel to prepare filings for additional patents as an ongoing effort to expand and broaden its IP portfolio.

Results of Operations

The following discussion should be read in conjunction with our interim consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report.

Three Months Ended March 31, 2017 (“Q1 2017”) Compared to the Three Months Ended March 31, 2016 (“Q1 2016”)

	Three Months Ended March 31,
	2017		2016
	$	% of Revenues	$	% of Revenues

Product sales	70,001	49%	72,295	84%
Service income	37,151	26%	14,154	16%
Consulting income	35,413	25%	-	0%
Total revenues	142,565	100%	86,449	100%
Cost of products sold	53,029	37%	35,075	41%
Costs of other revenue	16,379	12%	5,756	6%
Cost of goods sold	69,408	49%	40,831	47%
Gross profit	73,157	51%	45,618	53%

Operating expenses:
Wages and benefits	154,582	108%	246,200	285%
Sales and marketing expenses	23,633	17%	-	0%
Professional fees	92,079	65%	27,843	32%
General and administrative	83,359	58%	59,958	69%
Total operating expenses	353,653	248%	334,001	386%

Loss from operations	(280,496)	-197%	(288,383)	-333%

Other expense, net	(286,658)	-201%	(13,643)	-16%
Net loss	(567,154)	-398%	(302,026)	-349%

Revenues

Revenues from product sales and service income during Q1 2017 increased by 24% or $20,703 in comparison to Q1 2016, which is primarily due to increased SmartSole sales and an increasing subscriber base. Revenues from the sale of GPS SmartSoles in Q1 2016 accounted for approximately 47% of total revenues and 75%, when including related recurring fees, in comparison to Q1 2017 SmartSole sales which accounted for approximately 59% of total revenues and 83%, when including related recurring fees. We also had a 35% increase in international subscribers and 47% increase in international subscription revenues. Subscriber profit margins also increased due to increasing our subscription pricing and lowering our costs through volume and efficiency. The balance of the revenue for the first quarter of 2017 represented sales of stand-alone GPS devices and IP licensing fees.

Cost of goods sold

Cost of goods sold increased by 70% or $28,577 during Q1 2017 in comparison to Q1 2016. Total gross margin, excluding consulting income, decreased from 53% in Q1 2016 to 35% in Q1 2017, which reflects the fact that we sold over 225 SmartSole units to our distributors in Europe near the end of the quarter, and these have subsequently not yet been sold into the region. Thus, the recurring fees for these units are not reflected yet into the Gross Margins. As the GPS SmartSoles begin to achieve monthly recurring subscription revenue, it is expected that gross margins will increase reflecting the higher margin service subscription revenue.

Wages and benefits

Wages and benefits during Q1 2017 decreased by 37% or $91,618 in comparison to Q1 2016. The decrease in wages is primarily due to current staff’s abilities to work more efficiently.

Sales and marketing expenses

Sales and marketing expenses increased by 100% or $23,633 during Q1 2017 in comparison to Q1 2016, which reflects an increase in sales and marketing efforts to drive revenues.

Professional fees

Professional fees during Q1 2017 increased by 231% or $64,236 in comparison to Q1 2016. Professional fees are expected to increase as we grow our business and expand our products into the wearable technology marketplace both in the U.S. and internationally

General and administrative

General and administrative expenses during Q1 2017 increased by 39% or $23,401 in comparison to Q1 2016 , primarily due to increased D&O insurance costs and filing fees.

Other expense, net

Other expense, net increased by $273,015 from Q1 2016 to Q1 2017 primarily as a result of the non-cash derivative liabilities and the amortization of debt discounts related to debt financings. As of March 31, 2017, the Company had $326,466 in derivative liabilities. Other expense, net also includes interest expenses related to notes.

Net loss

Net loss increased by 88% or $265,128 from Q1 2016 to Q1 2017 as a result of the non-cash derivative liabilities and the amortization of debt discounts related to debt financings. Strictly on an operational basis, the loss from operations actually decreased by 3% or $7,887 primarily from revenues and the associated gross margins generated by the sale of GPS SmartSoles, an increase in revenues per subscriber (RPS) and the IP licensing revenues.

Liquidity and Capital Resources

As of March 31, 2017, we had $13,760 of cash and cash equivalents, and a working capital deficit of $1,611,854, compared to $95,431 of cash and cash equivalents and a working capital deficit of $1,233,909 as of December 31, 2016. A large part of our negative working capital position at March 31, 2017 consisted of $326,466 of derivative liabilities related to unsecured convertible promissory notes and $826,618 related to the principal balance of unsecured convertible promissory notes, net of discount. As further described below, since March 31, 2017, we have received a total of $97,500 from the sale of unsecured convertible promissory notes.

During the three months ended March 31, 2017, our net loss was $567,154, compared to a net loss of $302,026 for the three months ended March 31, 2016. Net cash used in operating activities for Q1 2017 and Q1 2016 was $169,171 and $120,728, respectively. Net cash used in operations was higher in Q1 2017 as compared to Q1 2016 primarily due to increased payments to lower accounts payable.

Net cash provided by financing activities during Q1 2017 was $87,500 and consisted primarily of proceeds totaling $97,500 received from advances under two convertible note payable agreements as well as a $10,000 payment on a Convertible Note. Net cash provided by financing activities during Q1 2016 was $151,000 and consists of proceeds totaling $162,000 received from advances under a convertible note payable agreement as well as an $11,000 payment on a Convertible Note.

Because revenues from our operations have, to date, been insufficient to fund our working capital needs, we currently rely on the cash we receive from our financing activities to fund our capital expenditures and to support our working capital requirements The sale of the SmartSole product, and the recurring revenues that we will receive from users, is expected to enhance our liquidity in 2017, although the amount of revenues we receive in 2017 still cannot be estimated.

Until such time as the SmartSoles can support our working capital requirement, we expect to continue to generate revenues from our other licenses, Track My Work Force subscriptions, international distributors, hardware sales, professional services and new customers in the pipeline. However, the amount of such revenues is unknown and is not expected to be sufficient to fund our working capital needs. For our internal budgeting purposes, we have assumed that such revenues will not be sufficient to fund all of our planned operating and other expenditures, especially during the first half of 2017. In addition, our actual cash expenditures may exceed our planned expenditures, particularly if we invest in the development of improved versions of our existing products and technologies, and if we increase our marketing expenses. Accordingly, we anticipate that we will have to continue to raise additional capital in order to fund our operations in 2017. No assurance can be given that we will be able to obtain the additional funding we need to continue our operations.

In order to continue funding our working capital needs and our product development costs, during the first quarter of 2017 we entered into 2 separate note and share purchase agreements with 2 independent accredited investors. As a result, we issued convertible notes with a total principal balance of $97,500 for cash proceeds of $97,500.

The licensing agreements, distribution agreements and product sales initiatives we have in place have, to date, not generated substantial revenues. No assurance can be given that our current contractual arrangements and the revenues from our GPS SmartSoles, device sales, subscriptions, software licensing, or our smart phone or tablet Apps will generate significant revenues during the balance of 2017.

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

Since inception in 2002, we have generated significant losses. As of March 31, 2017, we had an accumulated deficit of $20,306,573, and we currently expect to incur continued losses until our revenue initiatives collectively generate substantial revenues. Please see the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2016 for more information regarding risks associated with our business.

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

Critical Accounting Policies and Estimates

There are no material changes to the critical accounting policies and estimates described in the section entitled “Critical Accounting Policies and Estimates” under Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

On March 3, 2017, we issued 5,820,000 shares of common stock to an investor for converting $25,000 in principal and $4,100 in accrued interest from a Convertible Note that was issued in the second quarter of 2016.

On March 24, 2017, we issued 3,267,974 shares of common stock to an investor for converting $10,000 in debt from a Convertible Note that was issued in the fourth quarter of 2016.

The issuance of the above shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a)	Exhibits

10.1	Form of Promissory Note Issued to Officers

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTX CORP

Date: May 12, 2017	By:	/s/ ALEX MCKEAN
Alex McKean,
Chief Financial Officer (Principal Financial Officer)

Date: May 12, 2017	By:	/s/ PATRICK BERTAGNA
Patrick Bertagna,
Chief Executive Officer

