Form 10-Q
period 2017-06-30
GTX CORP
filed 2017-08-11
CIK 1375793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2017

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Large accelerated filer	[ ].	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X].
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]. No [X] .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 624,065,602 common shares issued and outstanding as of August 11, 2017.

GTX CORP AND SUBSIDIARIES

For the quarter ended June 30, 2017

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

GTX CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$8,731	$95,431
Accounts receivable, net	67,565	56,714
Inventory	92,766	110,948
Other current assets	50,367	20,607
Total current assets	219,429	283,700

Property and equipment, net	120,909	135,301
Investment in equity securities	5,950	31,875
Intangible assets	17,835	18,465
Total assets	$364,123	$469,341

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$224,626	$305,761
Accrued expenses	252,644	197,024
Accrued expenses - related parties	122,036	23,992
Deferred revenues	27,795	44,908
Convertible promissory note, net of discount	844,734	867,812
Convertible promissory note – related parties	428,997	-
Derivative liabilities	100,182	78,112
Total current liabilities	2,001,014	1,517,609

Long-term convertible debt – related parties	-	428,997
Total liabilities	2,001,014	1,946,606

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 2,071,000,000 shares authorized; 610,709,679 and 510,367,631 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	610,709	510,367
Additional paid-in capital	18,051,296	17,782,391
Accumulated other comprehensive loss	(56,529)	(30,604)
Accumulated deficit	(20,242,367)	(19,739,419)
Total stockholders’ deficit	(1,636,891)	(1,477,265)
Total liabilities and stockholders’ deficit	$364,123	$469,341

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Product sales	$74,779	$58,501	$144,780	$140,494
Service income	26,132	27,601	63,283	32,057
Royalty and consulting income	36,875	87,479	72,288	87,479
Total revenues	137,786	173,581	280,351	260,030

Cost of products sold	32,888	86,682	85,917	121,069
Costs of other revenue	26,185	9,449	42,564	15,893
Total cost of goods sold	59,073	96,131	128,481	136,962

Gross margin	78,713	77,450	151,870	123,068

Operating expenses:
Wages and benefits	149,078	135,535	303,660	286,335
Sales and marketing	7,724	-	31,357	-
Professional fees	86,761	77,522	178,840	200,765
General and administrative	92,324	57,481	175,683	117,439

Total operating expenses	335,887	270,538	689,540	604,539

Loss from operations	(257,174)	(193,088)	(537,670)	(481,471)

Other income/(expenses):
Loss on extinguishment of debt	-	(29,327)	-	(29,327)
Amortization of debt discount	(13,070)	(409,711)	(99,769)	(409,711)
Derivative income (expense)	370,328	322,236	199,368	322,236
Interest expense	(35,878)	(26,393)	(64,877)	(40,036)

Total other income/(expenses)	321,380	(143,195)	34,722	(156,838)

Net income (loss)	$64,206	$(336,283)	$(502,948)	$(638,309)

Components of comprehensive income (loss):
Unrealized loss on available for sale investment	(7,826)	-	(25,925)	-

Comprehensive net income (loss)	$56,380	$(336,283)	$(528,873)	$(638,309)

Weighted average number of common shares outstanding - basic and diluted	596,549,587	383,623,760	572,970,933	374,561,833

Net income (loss) per common share - basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(502,948)	$(638,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,722	13,918
Bad debt expense	16,738	-
Stock-based compensation	96,650	150,400
Loss on extinguishment of debt	-	29,327
Derivative income	(199,368)	(322,236)
Amortization of debt discount	99,769	435,159
Interest on note assignment	-	19,619
Fair value of common stock received as income	(20,826)	(62,479)
Changes in operating assets and liabilities:
Accounts receivable	(27,589)	7,819
Inventory	18,182	(55,346)
Other current and non-current assets	(29,760)	(246)
Accounts payable and accrued expenses	33,173	36,816
Accrued expenses - related parties	98,044	177,679
Deferred revenues	3,713	2,790
Net cash used in operating activities	(384,500)	(205,089)

Cash flows from investing activities:
Purchase of property and equipment	(14,700)	(1,420)
Net cash used in investing activities	(14,700)	(1,420)

Cash flows from financing activities:
Proceeds from convertible promissory notes	322,500	294,500
Payments on convertible promissory notes	(10,000)	(23,000)
Net cash provided by financing activities	312,500	271,500

Net change in cash and cash equivalents	(86,700)	64,991

Cash and cash equivalents, beginning of period	95,431	7,868

Cash and cash equivalents, end of period	$8,731	$72,859

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

Supplementary disclosure of noncash financing activities:
Unrealized loss on available for sale investments	$25,925	$-
Issuance of stock for accrued expenses	$-	$75,000
Issuance of common stock for conversion of debt	$272,597	$104,216
Debt discount on convertible notes payable	$-	$50,500
Debt discount related to derivative liabilities	$221,438	$-

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

During the periods covered by these financial statements, GTX Corp and subsidiaries (collectively, the “Company,” “GTX,” “we” or “our”) were engaged in businesses that design, develop and sell various interrelated and complementary products and services in the Personal Location Wearable Technology marketplace. GTX owns 100% of the issued and outstanding capital stock of Global Trek Xploration (“GTX California”) and LOCiMOBILE, Inc.

Global Trek Xploration designs, develops, manufactures and distributes hardware, software, connectivity services of Global Positioning System (“GPS”) and Bluetooth Low Energy (“BLE”) monitoring and tracking solutions that provide real-time tracking of the whereabouts of people and high valued assets. Utilizing a miniature quad band GPRS transceiver, antenna, circuitry, battery and inductive charging pad our product(s) can be customized and integrated into numerous products and form factors whose location and movement can be monitored in real time over the Internet through our 24x7 tracking portal or on a web enabled cellular telephone. Our core products and services are supported by an extensive IP portfolio of patents, patents pending, registered trademarks, copyrights, URLs and a library of software source code.

LOCiMOBILE, Inc. has been developing Smartphone application (“App”) since 2008. With a suite of mobile applications that turn the iPhone, iPad, Android and other GPS enabled handsets into a tracking device which can be tracked from handset to handset or through our tracking portal or on any connected device with internet access. LOCiMOBILE has launched numerous Apps across multi mobile device operating systems and continues to launch consumer and enterprise apps.

Basis of Presentation

The accompanying unaudited consolidated financial statements of GTX have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included. Our operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2016, which are included in our Annual Report on Form 10-K.

The accompanying consolidated financial statements reflect the accounts of GTX Corp and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses of $502,948 and $638,309 for the six months ended June 30, 2017 and 2016, respectively, has incurred losses since inception resulting in an accumulated deficit of $20,242,367 as of June 30, 2017, and has negative working capital of $1,781,585 as of June 30, 2017. The Company anticipates further losses in the development of its business.

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

Comprehensive Income (Loss)

FASB ASC 220 establishes rules for reporting and displaying comprehensive income (loss) and its components. Comprehensive income (loss) is the sum of net income (loss) as reported in the consolidated statements of operations and comprehensive income (loss) transactions as reported in the consolidated statement of stockholders’ deficit. Comprehensive income (loss) transactions that currently apply to the Company result from unrealized losses on available for sale investments.

Reclassifications

For comparability, certain prior period amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2017. These reclassifications have no impact on net income (loss).

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

3. JOINT VENTURE AND INVESTMENT IN EQUITY SECURITIES

On June 16, 2016, the Company entered into a Definitive Agreement with Inventergy Innovations, LLC (“Inventergy”), a subsidiary of Inventergy Global, Inc. (NASDAQ: INVT). The Company partnered with Inventergy to monetize three (3) GTX Patents. Upon signing the Agreement, the Patents were assigned to an Inventergy subsidiary, and Inventergy assigned a 45% interest in the entity to GTX. Inventergy is also obligated to make a sequence of quarterly payments to GTX beginning in January 2017, which payments represent non-refundable advances against future royalty and other payments. Pursuant to a non-exclusive license back to GTX, GTX will still retain all use rights of the 3 patents. During the six month period ended June 30, 2017, the Company has recognized $50,000 as non-refundable advances, of which $25,000 has been paid from Inventergy.

The Company uses the equity method to account for its 45% investment in the Inventergy subsidiary. Under the equity method, the Company recognizes its share of the earnings and losses of the subsidiary as they accrue instead of when they are realized. As of June 30, 2017, the Company’s investment in the subsidiary was $0.

In addition to the Definitive Agreement, the Company entered into a Consulting Agreement with Inventergy for a period of eighteen months. The Company was issued 42,500 shares of restricted common stock of INVT valued at $62,479 on the date of grant, of which 1/6th of the stock vests at the close of each calendar quarter and Inventergy agreed to make five monthly payments to GTX totaling $250,000 through December 2016 as compensation. As of June 30, 2017, $20,827 of stock has been recognized as deferred revenues, which represents the non-vested portion of the restricted common stock and $20,826 has been recognized as consulting revenue in the six months ended June 30, 2017. As of June 30, 2017, we owned 42,500 shares of restricted common stock of INVT at a closing price of $0.14, for a value of $5,950.

4. RELATED PARTY TRANSACTIONS

In order to preserve cash for other working capital needs, various officers and members of management have agreed to accrue, and defer payment of, portions of their salaries since fiscal 2011. As of June 30, 2017 and December 31, 2016, the Company owed $122,036 and $23,992, respectively, for such accrued wages.

On September 30, 2016, management elected to transfer accrued salaries into long-term convertible promissory notes, due on March 31, 2018, totaling $318,671. On December 31, 2016, management elected to transfer additional accrued salaries into long-term convertible promissory notes, due on March 31, 2018, totaling $110,326. The notes will bear a 10% annual interest rate. Management shall have the right, but not the obligation to convert up to 50% of the amount advanced and accrued interest into shares, warrants or options of common or preferred stock of the Company at $0.01 per share. As of June 30, 2017, the outstanding balance on the convertible promissory notes is $428,997.

5. DEBT

The following table summarizes the components of our short-term borrowings:

	June 30, 2017	December 31, 2016

Q4 2014 Convertible Notes	$126,000	$126,000
Q1 2015 Convertible Notes	60,000	60,000
Q2 2015 Convertible Notes	200,000	200,000
Q3 2015 Convertible Notes	45,000	45,000
Q1 2016 Convertible Notes	60,000	60,000
Q2 2016 Convertible Notes	-	225,431
Q3 2016 Convertible Notes	507,671	507,671
Q4 2016 Convertible Notes	110,326	162,826
Q1 2017 Convertible Notes	97,500	-
Q2 2017 Convertible Notes	225,000	-
Total short-term convertible notes	1,431,497	1,386,928
Less: Debt discount	(157,766)	(90,119)
Convertible notes, net of debt discount	$1,273,731	$1,296,809

Short-term borrowings	$1,273,731	$867,812
Long-term borrowings	$-	$428,997
Short-term derivative liabilities	$100,182	$78,112

Short-term convertible notes

Convertible Notes

The Company’s convertible notes contain variable conversion rates that are defined in the convertible note agreements. The common stock issued to the investors for the conversion of debt was performed in accordance with the terms of their respective note agreements. The resulting conversion rates may vary from time to time resulting in the varying number of shares issued.

On January 4, 2017, we issued a total of 10,000,000 shares of common stock to an investor for converting $24,500 in debt from a Convertible Note that was issued in the second quarter of 2016.

On January 13, 2017, we issued a total of 11,970,339 shares of common stock to an investor for converting $29,327 in debt from a Convertible Note that was issued in the second quarter of 2016.

On January 31, 2017, we received the second tranche of $97,500 (“Q1 2017”) from 2 investors from their November 21, 2016 Security Purchase Agreements. The investors may convert their notes into common shares in the Company at a price equal to the lower of 51% of the lowest trading price in the prior 20 days, or at $0.005 per share. The notes do not bear interest. The Company may prepay the notes at any time with a premium of 10% of the amount to be paid off, in the first 90 days, and 20% any time thereafter. The notes matured on July 31, 2017 and are in default. The notes were issued pursuant to Section 4(a)(2) of the Securities Act of 1933. On August 1, 2017, an investor dated to convert $15,000 in debt into 9,803,922 shares of common stock.

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

On April 6, 2017, the Company entered into two Note and Share Purchase Agreements with two accredited investors. As a result, we issued two convertible notes with a total principal balance of $75,000. The Purchasers may convert their notes into common shares in the Company at a price equal to the lower of 60% of the average of the lowest volume-weighted average price in the prior 30 days, or at $0.005 per share. The notes do not bear interest. The Company may prepay the notes at any time with a premium of 10% of the amount to be paid off, in the first 90 days, and 20% any time thereafter. The notes mature on October 6, 2017. The notes were issued pursuant to Section 4(a)(2) of the Securities Act of 1933.

On April 25, 2017, we issued 13,950,618 in common stock to an investor for converting $110,000 in principal and $3,000 in interest of their debt from a Convertible Note that was issued in the second quarter of 2016.

On May 16, 2017, the Company entered into two Note and Share Purchase Agreements with two accredited investors. As a result, we issued two convertible notes with a total principal balance of $75,000. The Purchasers may convert their notes into common shares in the Company at a price equal to the lower of 60% of the average of the lowest volume-weighted average price in the prior 30 days, or at $0.005 per share. The notes do not bear interest. The Company may prepay the notes at any time with a premium of 10% of the amount to be paid off, in the first 90 days, and 20% any time thereafter. The notes mature on November 16, 2017. The notes were issued pursuant to Section 4(a)(2) of the Securities Act of 1933.

On June 1, 2017, we issued 7,300,793 shares of common stock to an investor for converting $17,500 in debt from a Convertible Note that was issued in the fourth quarter of 2016.

On June 20, 2017, the Company entered into two Note and Share Purchase Agreements with two accredited investors. As a result, we issued two convertible notes with a total principal balance of $75,000. The Purchasers may convert their notes into common shares in the Company at a price equal to the lower of 60% of the average of the lowest volume-weighted average price in the prior 30 days, or at $0.005 per share. The notes do not bear interest. The Company may prepay the notes at any time with a premium of 10% of the amount to be paid off, in the first 90 days, and 20% any time thereafter. The notes mature on December 20, 2017. The notes were issued pursuant to Section 4(a)(2) of the Securities Act of 1933.

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

On April 12, 2017, we issued 3,000,000 shares of common stock (valued at $24,000) to two investors as part of their Securities Purchase Agreements dated April 6, 2017 and 1,000,000 shares of common stock (valued at $8,000) to an advisor for services performed.

On April 25, 2017, we issued 13,950,618 in common stock to an investor for converting $110,000 in principal and $3,000 in interest of their debt from a Convertible Note that was issued in the second quarter of 2016.

On June 1, 2017, we issued 7,300,793 shares of common stock to an investor for converting $17,500 in debt from a Convertible Note that was issued in the fourth quarter of 2016.

On June 14, 2017, we issued 6,000,000 shares of common stock (valued at $32,400) to three consultants for their services.

The Company issued the following shares of common stock during the six months ended June 30, 2017:

	Value of Shares	Number of Shares
Shares issued for conversion of debt	$272,597	85,092,048
Shares issued for financing	24,000	3,000,000
Shares issued for services rendered	72,650	12,250,000
Total shares issued	$369,247	100,342,048

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

A summary of the Company’s warrant activity and related information is provided below:

	Exercise Price $	Number of Warrants
Outstanding and exercisable at December 31, 2016	0.0125 - 0.03	29,900,000
Warrants exercised	-	-
Warrants granted	-	-
Warrants expired	-	-
Outstanding and exercisable at June 30, 2017	0.0125 - 0.03	29,900,000

Stock Warrants as of June 30, 2017
Exercise	Warrants	Remaining	Warrants
Price	Outstanding	Life (Years)	Exercisable
$0.02	9,900,000	0.57	9,900,000
$0.015	13,350,000	1.54	13,350,000
$0.0125	3,500,000	1.80	3,500,000
$0.03	3,150,000	2.01	3,150,000

Common Stock Options

Under the Company’s 2008 Equity Compensation Plan (the “2008 Plan”), we are authorized to grant stock options intended to qualify as Incentive Stock Options, “ISO”, under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified options, restricted and unrestricted stock awards and stock appreciation rights to purchase up to 7,000,000 shares of common stock to our employees, officers, directors and consultants, with the exception that ISOs may only be granted to employees of the Company and its subsidiaries, as defined in the 2008 Plan. After adjusting for expired and estimated pre-vesting forfeitures, options for approximately 2,235,000 shares were still available for grant under the 2008 Plan as of June 30, 2017.

During the six months and June 30, 2017, the Company did not grant any stock options.

7. SUBSEQUENT EVENTS

On July 31, 2017, the Company entered into Securities Purchase Agreements to fund inventory and R&D with two accredited investors. As a result, The investors will purchase, severally and not jointly, an aggregate of up to $224,000 in Subscription Amount corresponding to an aggregate of up to $224,000 in Principal Amount of Notes. The purchase will occur in four tranches (each a “Tranche,” and collectively the “Tranches”), with the first Tranche of $56,000 being funded to the Company upon execution of this Agreement (the “First Closing”). The second Tranche will be for $56,000 and will be funded to the Company 30 calendar days after the First Closing. The third Tranche will be for $56,000 and will be funded to the Company 60 calendar days after the First Closing. The fourth Tranche will be for $56,000 and will be funded to the Company 90 calendar days after the First Closing.

On August 1, 2017 and on August 2, 2017, the Company received it’s first tranche of $28,000 from each of the accredited investors. As a result, we issued two convertible notes with a total principal balance of $28,000 each. The Purchasers may convert their notes into common shares in the Company at a price equal to the lower of 60% of the lowest trading price in the prior 30 days, or at $0.005 per share. The notes do not bear interest. The Company may prepay the notes at any time with a premium of 10% of the amount to be paid off, in the first 90 days, and 20% any time thereafter. The notes mature 180 days from issuance, or on February 1st and 2nd of 2018. The notes were issued pursuant to Section 4(a)(2) of the Securities Act of 1933.

On August 1, 2017, we issued 9,803,922 shares of common stock to an investor for converting $15,000 in debt that was issued in the first quarter of 2017.

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

Overview

Since the start of 2015, the Company has focused on building channels of distribution for its product lines of embedded smart wearable GPS devices, Stand-Alone GPS devices and Digital Apps which all funnel into the GTX Corp IoT monitoring platform. Each product line is sold both direct to consumer (B2C) and business to business (B2B) through a global network of resellers, affiliates, distributors, nonprofit organizations, government agencies, police departments, manufacturers reps and retailers. The Company has been ramping up its product distribution and sales channels and, as of June 30, 2017, the Company had live units in the field and / or paying subscribers in over 35 countries, had 8 regional sales reps in the US, 6 retired and active professional athlete brand ambassadors, over 700 online affiliates, products being sold in 3 retail stores and 13 international distributors. Also, we have been issued a vendor number for reimbursement in 7 U.S. states and 2 countries (Canada and Sweden). We have also applied for other State and Federal reimbursement codes, grants and private insurance reimbursement along with other health and municipal services in several other countries. If granted, the reimbursements would lower the cost of acquiring and owning our tracking products, which could result in an increase in users of our SmartSole and Stand Alone devices. All product lines are sold with a monthly, quarterly or annual subscription service plan or licensing fee’s ranging from $2.00 to $35.00 per month. In addition to product service fees the Company also generates revenues through platform and IP licensing fees.

During the period ending June 30, 2017, we encountered a setback with our first production run of version 1.5 SmartSoles due to a manufacturing issue that affected all of the products in the first production run. As a result, the shipment had to be sent back to the factory in Germany, which delayed deliveries to our distributors and affected our sales. We were able to resolve the issue after a few weeks; however not until after the quarter ended. Hence we shipped 300 units less reducing our product sold revenues for this quarter. The problem is resolved and all of our back orders are expected to be shipped in the quarter ended September 30, 2017. Except for a drop in product revenues during the second quarter, this issue did not cause any major disruption or increase costs in our operations, and is not expected to negatively affect future sales.

On the R&D front, the Company began several new projects and made significant progress on current projects. First being a CDMA version of the SmartSole that is being developed to operate on the Verizon network throughout North America. We are in the final phase of development and pre-production testing both internally and with evaluation units in the field with, sales representatives, customers and potential new customers. The second R&D project is a “SmartSole lite,” which is intended to be available at a lower price, have limited functionality, and be available in children sizes. This “lite” product is being created for lower disposable income markets and for individuals that are not “at risk” due to Alzheimer’s or autism, but rather for more of general population use. Our goal is to have prototypes in the 4th quarter of 2017, and to be ready for launch by early next year. In addition, the Company began working with Energy Harvester to collaborate on the development of delivering on-demand power to charge wearable electronic devices (including our footwear devices) by harnessing energy through human motion, thereby giving consumers, commercial, and military users the ability to charge their mobile devices and other electronic devices and sensors, as they walk. We are also continuing our R&D with sensor technology and predictive analytics and have begun working on bio–metric technology which will monitor gait, activity, weight and heart rate. We have been in discussion with customers, strategic partners, academia and the senior housing and caregiving community all of which have confirmed there is a need for a smart wearable technology to combine location and bio-metrics into one product such as the SmartSole. We have also filed a patent for these combined technologies.

During the quarter ended June 30, 2017, the Company continued expanding its sales channels internationally and domestically, exploring opportunities and signing up new distributors in Japan, Hong Kong, Chile, Spain and the Middle East and attended several large trade shows in the U.S. and Europe. We hired 2 additional account representatives to manage our reseller programs in the U.S., Latin America and the Caribbean.

This quarter we also launched the SoleProtector, a product that allows the GPS SmartSole to be transferable from one person to another hygienically. In addition, the SoleProtectors cover logos or markings making the GPS SmartSoles more stealth and discrete, and adds some comfort and overall protection. All of these features have been requested by many of our customers. As the Company plans to launch more wearable technology footwear, the SoleProtectors are a high margin accessory product extension. We also began shipping our Stand Along 3G GPS, SOS and voice device to our international distributors.

As the trend to use technological innovations to help seniors live longer, more fulfilling lives continues to grow around the world (generally referred to as the Aging 2.0 movement), we continue to look ahead and work with partners that will help us grow into the future. One such partner, George Mason University, completed the first phase of wandering predictive research utilizing the GTX IoT platform and data, and a two-stage spatiotemporal clustering algorithm which correctly predicted a users’ location 87% of the time. This high level of initial success in accurate wandering prediction has enabled George Mason University to file for a much larger phase II grant. The preliminary research will be made available to GTX Corp, which will consider deploying the prediction algorithms into our backend monitoring platform, adding another layer of technology and overall value to our IoT tracking platform and monitoring services. As mass numbers of Baby Booming seniors who need care begin to outnumber those able to help them, the need for research and technology solutions will continue to grow, hence GTX is also exploring developing a data collection only SmartSole, that would be much lower in cost and could be used on wide scale research programs.

On the IP front, Inventergy continues to solicit licensing agreements with an identified list of over 100 companies.

Results of Operations

The following discussion should be read in conjunction with our interim consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report.

Three Months Ended June 30, 2017 (“Q2 2017”) Compared to the Three Months Ended June 30, 2016 (“Q2 2016”)

	Three Months Ended June 30,
	2017		2016
	$	% of Revenues	$	% of Revenues

Product sales	74,779	54%	58,501	34%
Service income	26,132	19%	27,601	16%
Consulting income	36,875	27%	87,479	50%
Total revenues	137,786	100%	173,581	100%
Cost of products sold	32,888	24%	86,682	50%
Costs of other revenue	26,185	19%	9,449	5%
Cost of goods sold	59,073	43%	96,131	55%
Gross profit	78,713	57%	77,450	45%

Operating expenses:
Wages and benefits	149,078	108%	135,535	78%
Sales and marketing expenses	7,724	6%	-	0%
Professional fees	86,761	63%	77,522	45%
General and administrative	92,324	67%	57,481	33%
Total operating expenses	335,887	244%	270,538	156%

Loss from operations	(257,174)	-187%	(193,088)	-111%

Other income (expense)	321,380	233%	(143,195)	-82%
Net income (loss)	64,206	47%	(336,283)	-194%

Revenues

Revenues from product sales during Q2 2017 increased by 28% or $16,278 in comparison to Q2 2016, primarily due to a 13% increase in product sales of the SmartSole the Take-Along-Tracker. Net service income in Q2 2017 was consistent with Q2 2016. Revenues from the sale of GPS SmartSoles in Q2 2016 accounted for approximately 34% of total revenues and 50%, when including related recurring fees. In comparison, in Q2 2017 SmartSole sales accounted for approximately 54% of total revenues and 73%, when including related recurring fees. The balance of the revenue for the second quarter of 2017 represented sales of stand-alone GPS devices and IP licensing fees.

Cost of goods sold

Cost of goods sold decreased by 39% or $37,058 during Q2 2017 in comparison to Q2 2016. Total gross margin, excluding consulting income, increased from -12% in Q2 2016 to 41% in Q2 2017, which reflects the fact that as SmartSole units are being sold into our distributors in Europe, the resulting increase in activations and recurring fees for these units are not immediately being reflected into the gross margin. As the GPS SmartSoles subsequently sold by our distributors begin to achieve monthly recurring subscription revenue, it is expected that gross margins will increase reflecting the higher margin service subscription revenue.

Wages and benefits

Wages and benefits during Q2 2017 increased 10% or $13,543 in comparison to Q2 2016. The Company does not anticipate increasing its staffing levels unless both the amount of operating activities and revenues substantially increase.

Sales and marketing expenses

Sales and marketing expenses increased by 100% or $7,724 during Q2 2017 in comparison to Q2 2016, which reflects an increase in sales and marketing efforts to drive revenues.

Professional fees

Professional fees during Q2 2017 increased by 12% or $9,239 in comparison to Q2 2016. Professional fees are expected to increase as we grow our business and expand our products into the wearable technology marketplace both in the U.S. and internationally.

General and administrative

General and administrative expenses during Q2 2017 increased by 61% or $34,843 in comparison to Q2 2016, primarily due to increased D&O insurance costs and filing fees.

Other income (expense), net

Other income (expense), net increased by 324% or $464,575 from Q2 2016 to Q2 2017 primarily as a result of the non-cash derivative liabilities and the amortization of debt discounts related to debt financings. As of June 30, 2017, the Company had $100,182 in derivative liabilities. Other income(expense), net also includes interest expenses related to notes.

Net income (loss)

Net income (loss) increased by 119% or $400,489 from Q2 2016 to Q2 2017 due changes in the Fair Value of non-cash derivative liabilities and from revenues and the associated gross margins generated by the sale of GPS SmartSoles, an increase in revenues per subscriber (RPS) and the IP licensing revenues.

Six Months Ended June 30, 2017 (“Q2 2017”) Compared to the Six Months Ended June 30, 2016 (“Q2 2016”)

	Six Months Ended June 30,
	2017		2016
	$	% of Revenues	$	% of Revenues
Product sales	144,780	52%	140,494	54%
Service income	63,283	23%	32,057	12%
Consulting income	72,288	26%	87,479	34%
Total revenues	280,351	100%	260,030	100%
Cost of products sold	85,917	31%	121,069	47%
Costs of other revenue	42,564	15%	15,893	6%
Cost of goods sold	128,481	46%	136,962	53%
Gross profit	151,870	54%	123,068	47%

Operating expenses:
Wages and benefits	303,660	108%	286,335	110%
Sales and marketing expenses	31,357	11%	-	0%
Professional fees	178,840	64%	200,765	77%
General and administrative	175,683	63%	117,439	45%
Total operating expenses	689,540	246%	604,539	232%

Loss from operations	(537,670)	-192%	(481,471)	-185%

Other income (expense), net	34,722	12%	(156,838)	-60%
Net loss	(502,948)	-179%	(638,309)	-245%

Revenues

Revenues from product sales during Q2 2017 increased by 3% or $4,286 in comparison to Q2 2016, primarily due to increased SmartSole and Take-Along-Tracker sales. Service income, net during Q2 2017 increased 97% or $31,226 due to the increasing subscriber base. Revenues from the sale of GPS SmartSoles in Q2 2016 accounted for approximately 54% of total revenues and 66%, when including related recurring fees, in comparison to Q2 2017 SmartSole sales which accounted for approximately 52% of total revenues and 75%, when including related recurring fees. We also had a 37% increase in international subscribers and 81% increase in international subscription revenues. Subscriber profit margins also increased due to increasing our subscription pricing and lowering our costs through volume and efficiency. The balance of the revenue for the second quarter of 2017 represented sales of stand-alone GPS devices and IP licensing fees.

Cost of goods sold

Cost of goods sold decreased by 6% or $8,481 during Q2 2017 in comparison to Q2 2016. Total gross margin, excluding consulting income, increased from 21% in Q2 2016 to 38% in Q2 2017. As the GPS SmartSoles begin to achieve monthly recurring subscription revenue, it is expected that gross margins will increase reflecting the higher margin service subscription revenue.

Wages and benefits

Wages and benefits during Q2 2017 increased by 6% or $17,325 in comparison to Q2 2016. The increase in wages is primarily due to increased production staff to handle the associated increase in sales. The current staff’s abilities to work more efficiently has allowed this expense to remain fairly constant.

Sales and marketing expenses

Sales and marketing expenses increased by 100% or $31,357 during Q2 2017 in comparison to Q2 2016, which reflects an increase in sales and marketing efforts to drive revenues.

Professional fees

Professional fees during Q2 2017 decreased by 11% or $21,925 in comparison to Q2 2016. Professional fees are expected to increase as we grow our business and expand our products into the wearable technology marketplace both in the U.S. and internationally.

General and administrative

General and administrative expenses during Q2 2017 increased by 50% or $58,244 in comparison to Q2 2016 , primarily due to increased D&O insurance costs and filing fees.

Other income (expense), net

Other income (expense), net increased by 122% or $191,560 from Q2 2016 to Q2 2017 primarily as a result of the non-cash derivative liabilities and the amortization of debt discounts related to debt financings. As of June 30, 2017, the Company had $100,182 in derivative liabilities. Other income(expense), net also includes interest expenses related to notes.

Net loss

Net loss decreased by 21% or $135,361 from Q2 2016 to Q2 2017 partly as a result of increased high margin sales, non-cash derivative liabilities and the amortization of debt discounts related to debt financings.

Liquidity and Capital Resources

As of June 30, 2017, we had $8,731 of cash and cash equivalents, and a working capital deficit of $1,781,585, compared to $95,431 of cash and cash equivalents and a working capital deficit of $1,233,909 as of December 31, 2016. A large part of our negative working capital position at June 30, 2017 consisted of $100,182 of derivative liabilities related to unsecured convertible promissory notes and $844,734 related to the principal balance of unsecured convertible promissory notes, net of discount. As further described below, in the second quarter ended June 30, 2017, we have received a total of $225,000 from the sale of unsecured convertible promissory notes.

During the six months ended June 30, 2017, our net loss was $502,948, compared to a net loss of $638,309 for the six months ended June 30, 2016. Net cash used in operating activities during the six months ended June 30, 2017 and 2016 was $384,500 and $205,089, respectively. Net cash used in operations was higher in Q2 2017 as compared to Q2 2016 primarily due to increase in operating expenses, included but not limited to marketing expenses, G&A and increased inventory.

Net cash provided by financing activities during the six months ended June 30, 2017 was $312,500 and consisted primarily of proceeds totaling $322,500 received from advances under eight convertible note payable agreements as well as a $10,000 payment on a Convertible Note. Net cash provided by financing activities during the six months ended June 30, 2016 was $271,500 and consists of proceeds totaling $294,500 received from advances under a convertible note payable agreement as well as $23,000 in payments on Convertible Notes.

Because revenues from our operations have, to date, been insufficient to fund our working capital needs, we currently rely on the cash we receive from our financing activities to fund our capital expenditures and to support our working capital requirements. The increasing sales of the SmartSole product and related recurring revenues, and the other revenues that we anticipate from other product sales, are expected to enhance our liquidity in 2017, although the amount of such revenues we receive during the remainder of 2017 still is not expected to be sufficient for fund our working capital and other liquidity needs. We cannot guarantee that sales of the smartsole product and related recurring revenues will be sufficient to fund our working capital and other liquidity needs.

We expect that revenues from our SmartSoles product will become our principal on-going source of working capital. However, depending on the success that Inventergy Innovations, LLC has in monetizing the three patents that we have transferred to them, our revenues may be supplemented with licensing or other patent-related revenues. Until such time, if ever, as SmartSoles revenues and/or Inventergy payments can support our working capital requirement, we expect to continue to generate revenues from our other licenses, Track My Work Force subscriptions, international distributors, hardware sales, professional services and new customers in the pipeline. However, the amount of such revenues is unknown and is collectively not expected to be sufficient to fund our working capital needs. For our internal budgeting purposes, we have assumed that such revenues will not be sufficient to fund all of our planned operating and other expenditures during the second half of 2017. In addition, our actual cash expenditures may exceed our planned expenditures, particularly if we invest in the development of improved versions of our existing products and technologies, and if we increase our marketing expenses. Accordingly, we anticipate that we will have to continue to raise additional capital in order to fund our operations in 2017. No assurance can be given that we will be able to obtain the additional funding we need to continue our operations.

In order to continue funding our working capital needs and our product development costs, during the second quarter of 2017 we entered into 6 separate note and share purchase agreements with 2 independent accredited investors. As a result, we issued convertible notes with a total principal balance of $225,000 for cash proceeds of $225,000.

Going Concern

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

As noted above, based on budgeted revenues and expenditures, unless revenues increase significantly, we believe that our existing and projected sources of liquidity will not be sufficient to satisfy our cash requirements for the next twelve months. Accordingly, we will need to raise additional funds in 2017. The sale of additional equity securities will result in additional dilution to our existing stockholders. Sale of debt securities could involve substantial operational and financial covenants that might inhibit our ability to follow our business plan. Any additional funding that we obtain in financing is likely to reduce the percentage ownership of the Company held by our existing security-holders. The amount of this dilution may be substantial based on our current stock price, and could increase if the trading price of our common stock declines at the time of any financing from its current levels. We may also attempt to raise funds through corporate collaboration and licensing arrangements. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to grant licenses on terms that are not favorable to us. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain the needed additional funding, we may have to further reduce our current level of operations, or may even have to totally discontinue our operations.

Since inception in 2002, we have generated significant losses. As of June 30, 2017, we had an accumulated deficit of $20,242,367, and we currently expect to incur continued losses until our revenue initiatives collectively generate substantial revenues. Please see the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2016 for more information regarding risks associated with our business.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, in the fiscal quarter ended June 30, 2017 our management concluded that our disclosure controls and procedures contained certain weaknesses, but were effective for our size company. The weaknesses in disclosure control were the result of weaknesses in the design of internal controls and reporting, including: (i) lack of segregation of incompatible duties; and (ii) inadequate staffing to fill all roles. These weaknesses are due to the size of our current operations and our lack of working capital to hire additional staff. Although management will periodically re-evaluate all operational and financial procedures, at this point it considers that the risk associated with such lack of segregation of duties and the potential benefits of adding employees to segregate such duties are not cost justified. We intend to hire additional accounting personnel to assist with financial reporting as soon as our finances will allow.

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

On April 12, 2017, we issued 3,000,000 shares of common stock (valued at $24,000) to two investors as part of their Securities Purchase Agreements dated April 6, 2017 and 1,000,000 shares of common stock (valued at $8,000) to an advisor for services performed.

On April 25, 2017, we issued 13,950,618 in common stock to an investor for converting $110,000 in principal and $3,000 in interest of their debt from a Convertible Note that was issued in the second quarter of 2016.

On June 1, 2017, we issued 7,300,793 shares of common stock to an investor for converting $17,500 in debt from a Convertible Note that was issued in the fourth quarter of 2016.

On June 14, 2017, we issued 6,000,000 shares of common stock (valued at $32,400) to three consultants for their services.

The issuance of the above shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

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

GTX CORP

Date: August 11, 2017	By:	/s/ ALEX MCKEAN
Alex McKean,
Chief Financial Officer (Principal Financial Officer)

Date: August 11, 2017	By:	/s/ PATRICK BERTAGNA
Patrick Bertagna,
Chief Executive Officer

