Form 10-Q
period 2017-09-30
GTX CORP
filed 2017-11-14
CIK 1375793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2017

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

Yes [  ]. No [X] .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 683,415,312 common shares issued and outstanding as of November 14, 2017.

GTX CORP AND SUBSIDIARIES

For the quarter ended September 30, 2017

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

GTX CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$2,539	$95,431
Accounts receivable, net	136,904	56,714
Inventory	49,001	110,948
Other current assets	88,138	20,607
Total current assets	276,582	283,700

Property and equipment, net	109,924	135,301
Investment in equity securities	4,675	31,875
Intangible assets	17,520	18,465
Total assets	$408,701	$469,341

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$315,509	$305,761
Accrued expenses	258,098	197,024
Accrued expenses - related parties	161,522	23,992
Deferred revenues	28,528	44,908
Convertible promissory note, net of discount	877,173	867,812
Convertible promissory note – related parties	428,997	-
Derivative liabilities	279,844	78,112
Total current liabilities	2,349,671	1,517,609

Long-term convertible debt – related parties	-	428,997
Total liabilities	2,349,671	1,946,606

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 2,071,000,000 shares authorized; 683,415,312 and 510,367,631 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	683,415	510,367
Additional paid-in capital	18,078,691	17,782,391
Accumulated other comprehensive loss	(57,804)	(30,604)
Accumulated deficit	(20,645,272)	(19,739,419)
Total stockholders’ deficit	(1,940,970)	(1,477,265)
Total liabilities and stockholders’ deficit	$408,701	$469,341

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Product sales	$92,368	$86,532	$243,879	$208,849
Service income	59,268	54,737	117,282	104,971
Royalty and consulting income	22,913	100,000	93,739	187,479
Total revenues	174,549	241,269	454,900	501,299

Cost of products sold	58,739	71,237	170,174	200,102
Costs of other revenue	8,264	12,101	25,310	20,198
Total cost of goods sold	67,003	83,338	195,484	220,300

Gross margin	107,546	157,931	259,416	280, 999

Operating expenses:
Wages and benefits	179,167	146,046	482,827	432,356
Sales and marketing	7,616	-	38,973	-
Professional fees	73,480	123,004	252,320	323,793
General and administrative	44,077	54,082	219,760	171,522

Total operating expenses	304,340	323,132	993,880	927,671

Loss from operations	(196,794)	(165,201)	(734,464)	(646,672)

Other income/(expenses):
Loss on extinguishment of debt	-	(250)	-	(29,577)
Amortization of debt discount	(155,601)	(213,964)	(255,370)	(623,675)
Derivative income (expense)	(27,000)	215,502	172,368	537,738
Interest expense	(23,510)	(11,549)	(88,387)	(51,585)

Total other income/(expenses)	(206,111)	(10,261)	(171,389)	(167,099)

Net loss	$(402,905)	$(175,462)	$(905,853)	$(813,771)

Components of comprehensive income (loss):
Unrealized loss on available for sale investment	(1,275)	-	(27,200)	-

Comprehensive net loss	$(404,180)	$(175,462)	$(933,053)	$(813,770)

Weighted average number of common shares outstanding - basic and diluted	632,713,598	425,868,780	593,103,992	391,714,192

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(905,853)	$(813,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46,967	27,344
Bad debt expense	1,591	-
Stock-based compensation	114,250	273,135
Loss on extinguishment of debt	-	29,577
Derivative income	(172,368)	(537,738)
Amortization of debt discount	255,370	623,675
Interest on note assignment	-	27,119
Fair value of common stock received as income	(20,826)	(63,325)
Changes in operating assets and liabilities:
Accounts receivable	(81,781)	(86,437)
Inventory	61,947	2,272
Other current and non-current assets	(67,531)	(90,414)
Accounts payable and accrued expenses	129,511	(194,214)
Accrued expenses - related parties	137,530	409,680
Deferred revenues	4,446	480
Net cash used in operating activities	(496,747)	(392,617)

Cash flows from investing activities:
Purchase of property and equipment	(20,645)	(6,806)
Net cash used in investing activities	(20,645)	(6,806)

Cash flows from financing activities:
Proceeds from convertible promissory notes	434,500	444,500
Payments on convertible promissory notes	(10,000)	(23,000)
Net cash provided by financing activities	424,500	421,500

Net change in cash and cash equivalents	(92,892)	22,077

Cash and cash equivalents, beginning of period	95,431	7,868

Cash and cash equivalents, end of period	$2,539	$29,945

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$4,800	$-

Supplementary disclosure of noncash financing activities:
Unrealized loss on available for sale investments	$27,200	$-
Issuance of stock for accrued expenses	$-	$87,000
Issuance of common stock for conversion of debt	$355,098	$262,094
Debt discount on convertible notes payable	$-	$89,500
Debt discount related to derivative liabilities	$354,613	$-

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of GTX have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included. Our operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2016, which are included in our Annual Report on Form 10-K.

The accompanying consolidated financial statements reflect the accounts of GTX Corp and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred comprehensive net losses of $933,053 and $813,770 for the nine months ended September 30, 2017 and 2016, respectively, has incurred losses since inception resulting in an accumulated deficit of $20,645,272 as of September 30, 2017, and has negative working capital of $2,073,089 as of September 30, 2017. The Company anticipates further losses in the development of its business.

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

3. JOINT VENTURE AND INVESTMENT IN EQUITY SECURITIES

On June 16, 2016, the Company entered into a Definitive Agreement with Inventergy Innovations, LLC (“Inventergy”), a subsidiary of Inventergy Global, Inc. (NASDAQ: INVT). The Company partnered with Inventergy to monetize three (3) GTX Patents. Upon signing the Agreement, the Patents were assigned to an Inventergy subsidiary, and Inventergy assigned a 45% interest in the entity to GTX. Inventergy is also obligated to make a sequence of quarterly payments to GTX beginning in January 2017, which payments represent non-refundable advances against future royalty and other payments. Pursuant to a non-exclusive license back to GTX, GTX will still retain all use rights of the 3 patents. During the nine month period ended September 30, 2017, the Company has recognized $60,500 as non-refundable advances, of which $37,500 has been paid from Inventergy.

The Company uses the equity method to account for its 45% investment in the Inventergy subsidiary. Under the equity method, the Company recognizes its share of the earnings and losses of the subsidiary as they accrue instead of when they are realized. As of September 30, 2017, the Company’s investment in the subsidiary was $0.

In addition to the Definitive Agreement, the Company entered into a Consulting Agreement with Inventergy for a period of eighteen months. The Company was issued 42,500 shares of restricted common stock of INVT valued at $62,479 on the date of grant, of which 1/6th of the stock vests at the close of each calendar quarter and Inventergy agreed to make five monthly payments to GTX totaling $250,000 through December 2016 as compensation. As of September 30, 2017, $31,239 of stock has been recognized as deferred revenues, which represents the non-vested portion of the restricted common stock and $31,239 has been recognized as consulting revenue in the nine months ended September 30, 2017. As of September 30, 2017, we owned 42,500 shares of restricted common stock of INVT at a closing price of $0.11, for a value of $4,675.

4. RELATED PARTY TRANSACTIONS

In order to preserve cash for other working capital needs, various officers and members of management have agreed to accrue, and defer payment of, portions of their salaries since fiscal 2011. As of September 30, 2017 and December 31, 2016, the Company owed $161,522 and $23,992, respectively, for such accrued wages.

On September 30, 2016, management elected to transfer accrued salaries into long-term convertible promissory notes, due on March 31, 2018, totaling $318,671. On December 31, 2016, management elected to transfer additional accrued salaries into long-term convertible promissory notes, due on March 31, 2018, totaling $110,326. The notes will bear a 10% annual interest rate. Management shall have the right, but not the obligation to convert up to 50% of the amount advanced and accrued interest into shares, warrants or options of common or preferred stock of the Company at $0.01 per share. As of September 30, 2017, the outstanding principle balance on the convertible promissory notes is $428,997.

5. DEBT

The following table summarizes the components of our short-term borrowings:

	September 30, 2017	December 31, 2016

Q4 2014 Convertible Notes	$126,000	$126,000
Q1 2015 Convertible Notes	60,000	60,000
Q2 2015 Convertible Notes	200,000	200,000
Q3 2015 Convertible Notes	45,000	45,000
Q1 2016 Convertible Notes	60,000	60,000
Q2 2016 Convertible Notes	-	225,431
Q3 2016 Convertible Notes	507,671	507,671
Q4 2016 Convertible Notes	110,326	162,826
Q1 2017 Convertible Notes	15,000	-
Q2 2017 Convertible Notes	225,000	-
Q3 2017 Convertible Notes	112,000	-
Total short-term convertible notes	1,460,997	1,386,928
Less: Debt discount	(154,827)	(90,119)
Convertible notes, net of debt discount	$1,306,170	$1,296,809

Short-term borrowings	$1,306,170	$867,812
Long-term borrowings	$-	$428,997
Short-term derivative liabilities	$279,844	$78,112

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

On January 31, 2017, we received the second tranche of $97,500 (“Q1 2017”) from 2 investors from their November 21, 2016 Security Purchase Agreements. The investors may convert their notes into common shares in the Company at a price equal to the lower of 51% of the lowest trading price in the prior 20 days, or at $0.005 per share. The notes do not bear interest. The Company may prepay the notes at any time with a premium of 10% of the amount to be paid off, in the first 90 days, and 20% any time thereafter. The notes matured on July 31, 2017 and are in default. The notes were issued pursuant to Section 4(a)(2) of the Securities Act of 1933. On August 1, 2017, an investor converted $15,000 in debt into 9,803,922 shares of common stock.

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

On April 6, 2017, the Company entered into two Note and Share Purchase Agreements with two accredited investors. As a result, we issued two convertible notes with a total principal balance of $75,000. The Purchasers may convert their notes into common shares in the Company at a price equal to the lower of 60% of the average of the lowest volume-weighted average price in the prior 30 days, or at $0.005 per share. The notes do not bear interest. The Company may prepay the notes at any time with a premium of 10% of the amount to be paid off, in the first 90 days, and 20% any time thereafter. The notes matured on October 6, 2017. The notes were issued pursuant to Section 4(a)(2) of the Securities Act of 1933.

On April 25, 2017, we issued 13,950,618 in common stock to an investor for converting $110,000 in principal and $3,000 in interest of their debt from a Convertible Note that was issued in the second quarter of 2016.

On May 16, 2017, the Company entered into two Note and Share Purchase Agreements with two accredited investors. As a result, we issued two convertible notes with a total principal balance of $75,000. The Purchasers may convert their notes into common shares in the Company at a price equal to 60% of the average of the lowest volume-weighted average price in the prior 30 days. The notes do not bear interest. The Company may prepay the notes at any time with a premium of 10% of the amount to be paid off, in the first 90 days, and 20% any time thereafter. The notes mature on November 16, 2017. The notes were issued pursuant to Section 4(a)(2) of the Securities Act of 1933.

On June 1, 2017, we issued 7,300,793 shares of common stock to an investor for converting $17,500 in debt from a Convertible Note that was issued in the fourth quarter of 2016.

On June 20, 2017, the Company entered into two Note and Share Purchase Agreements with two accredited investors. As a result, we issued two convertible notes with a total principal balance of $75,000. The Purchasers may convert their notes into common shares in the Company at a price equal to 60% of the average of the lowest volume-weighted average price in the prior 30 days. The notes do not bear interest. The Company may prepay the notes at any time with a premium of 10% of the amount to be paid off, in the first 90 days, and 20% any time thereafter. The notes mature on December 20, 2017. The notes were issued pursuant to Section 4(a)(2) of the Securities Act of 1933.

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

On August 1, 2017 and on August 2, 2017, the Company received its first tranche of $28,000 from each of the accredited investors. As a result, we issued two convertible notes with a total principal balance of $28,000 each. The Purchasers may convert their notes into common shares in the Company at a price equal to 60% of the lowest trading price in the prior 30 days. The notes do not bear interest. The Company may prepay the notes at any time with a premium of 10% of the amount to be paid off, in the first 90 days, and 20% any time thereafter. The notes mature 180 days from issuance, or on February 1st and 2nd of 2018. The notes were issued pursuant to Section 4(a)(2) of the Securities Act of 1933.

On August 1, 2017, we issued 9,803,922 shares of common stock to an investor for converting $15,000 in debt that was issued in the first quarter of 2017.

On August 15, 2017, we issued 9,803,922 shares of common stock to an investor for converting $15,000 in debt from a Convertible Note that was issued in the first quarter of 2017.

On September 9, 2017, we issued 16,418,050 shares of common stock to an investor for converting $17,500 in debt from a Convertible Note that was issued in the first quarter of 2017.

On September 13, 2017, we issued 32,679,739 shares of common stock to an investor for converting $35,000 in debt from a Convertible Note that was issued in the first quarter of 2017.

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

On August 15, 2017, we issued 9,803,922 shares of common stock to an investor for converting $15,000 in debt from a Convertible Note that was issued in the first quarter of 2017.

On September 8, 2017, we issued 4,000,000 shares of common stock (valued at $17,600) to three consultants for their services.

On September 9, 2017, we issued 16,418,050 shares of common stock to an investor for converting $17,500 in debt from a Convertible Note that was issued in the first quarter of 2017.

On September 13, 2017, we issued 32,679,739 shares of common stock to an investor for converting $35,000 in debt from a Convertible Note that was issued in the first quarter of 2017.

The Company issued the following shares of common stock during the nine months ended September 30, 2017:

	Value of Shares	Number of Shares
Shares issued for conversion of debt	$355,098	153,797,681
Shares issued for financing	24,000	3,000,000
Shares issued for services rendered	90,250	16,250,000
Total shares issued	$469,348	173,047,681

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

A summary of the Company’s warrant activity and related information is provided below:

	Exercise Price $	Number of Warrants
Outstanding and exercisable at December 31, 2016	0.0125 - 0.03	29,900,000
Warrants exercised	-	-
Warrants granted	-	-
Warrants expired	-	-
Outstanding and exercisable at September 30, 2017	0.0125 - 0.03	29,900,000

Stock Warrants as of September 30, 2017
Exercise	Warrants	Remaining	Warrants
Price	Outstanding	Life (Years)	Exercisable
$0.02	9,900,000	0.32	9,900,000
$0.015	13,350,000	1.29	13,350,000
$0.0125	3,500,000	1.55	3,500,000
$0.03	3,150,000	1.76	3,150,000

Common Stock Options

Under the Company’s 2008 Equity Compensation Plan (the “2008 Plan”), we are authorized to grant stock options intended to qualify as Incentive Stock Options, “ISO”, under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified options, restricted and unrestricted stock awards and stock appreciation rights to purchase up to 7,000,000 shares of common stock to our employees, officers, directors and consultants, with the exception that ISOs may only be granted to employees of the Company and its subsidiaries, as defined in the 2008 Plan. After adjusting for expired and estimated pre-vesting forfeitures, options for approximately 2,235,000 shares were still available for grant under the 2008 Plan as of September 30, 2017.

During the nine months ended September 30, 2017, the Company did not grant any stock options.

7. SUBSEQUENT EVENTS

On October 10, 2017 and on October 17, 2017, the Company received its second tranche of $28,000 from each of the accredited investors, respectively, as related to the July 31, 2017 Securities Purchase Agreement. As a result, we issued two convertible notes with a total principal balance of $28,000 each under the same terms as described above.

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

Overview

Since the start of 2015, the Company has focused on building channels of distribution for its product lines of embedded smart wearable GPS devices, Stand-Alone GPS devices and Digital Apps which all funnel into the GTX Corp IoT monitoring platform. Each product line is sold both direct to consumer (B2C) and business to business (B2B) through a global network of resellers, affiliates, distributors, nonprofit organizations, government agencies, police departments, manufacturers reps and retailers. The Company has been ramping up its product distribution and sales channels and, as of September 30, 2017, the Company had live units in the field and / or paying subscribers in over 35 countries, had 8 regional sales reps in the US, 6 retired and active professional athlete brand ambassadors, over 700 online affiliates, products being sold in 3 retail stores and 13 international distributors. Also, we have been issued a vendor number for reimbursement in 7 U.S. states and 2 countries (Canada and Sweden). We have also applied for other State and Federal reimbursement codes, grants and private insurance reimbursement along with other health and municipal services in several other countries. If granted, the reimbursements would lower the cost of acquiring and owning our tracking products, which could result in an increase in users of our SmartSole and Stand Alone devices. All product lines are sold with a monthly, quarterly or annual subscription service plan or licensing fees ranging from $2.00 to $35.00 per month. In addition to product service fees the Company also generates revenues through platform and IP licensing fees.

During the period ending September 30, 2017, we received a material contract from the Department of the Air Force to supply Edwards Air Force Base (AFB), located in Southern California, with a non-cellular, encrypted GPS technology platform in order to track personnel and equipment on the base. Edwards AFB will be the first military base to deploy this new GPS system which was developed by GTX Corp for large scale installations and bases that need to monitor the location and movement of both human and non-human assets, but due to their remote location or lack of conventional cellular coverage, the system needs to transmit through RF technology, report latitude and longitude coordinates every second and encrypt the data. The customized devices will be enclosed in a hardened military grade encasement with the system consisting of transportable GPS trackers, repeaters, which will be strategically installed throughout the base and a receiving base station. The Personnel/Equipment Tracking System (PETS) will have solar panels to achieve several months of battery life and a base station that collects the encrypted data for display providing real time updates on every moving asset on the base.

Under the AFB contract, GTX Corp will be responsible for the manufacturing, installation and ongoing maintenance and support of the PETS platform. The Company plans to start delivering parts of the contract in the coming weeks and throughout the remainder of 2017 and into 2018. All of the hardware, software and firmware is expected to be designed, manufactured and coded by the Company at its headquarters in Los Angeles, California. GTX also plans to design the PCB boards in house in order to keep tight control of the entire design and manufacturing processes. Additional equipment and tools have been purchased. In preparation for developing future business with the military, GTX Corp has renewed and updated its System for Award Management (SAM) and General Services Administration (GSA) entity registrations and has begun preliminary conversations with other military bases in California, Nevada and Utah to explore their needs and requirements for the PETS platform.

The Company partnered with ORBCOMM Inc. (Nasdaq: ORBC), to provide connectivity and distribution in the U.S. for its new Verizon GPS SmartSole(r) product which will operate on the Verizon nationwide network. The partnership will also provide monthly billing services through the Verizon and ORBCOMM sales channels. This could become very significant in the future as it should reduce the cost of billing large enterprise customers and having systems and personnel in place to handle large scale billing.

The Company signed a collaboration agreement with Veristride, Inc., a company that specializes in wearable solutions to analyze gait movement using custom sensors at the foot and biomechanical analytics to provide feedback on how people walk, run and move. Under the agreement GTX will incorporate its inductive charging technology, look at ways to enhance and miniaturize the electronics, develop a Low Energy Blue Tooth (BLE) gateway and embed the final hardware assembly into a SmartSole. The two companies also plan to explore having GTX do the commercial manufacturing of the products that are being designed. The business value of analyzing gait and gait technology is significant in fall risk detection and prevention, medication reaction, undetected stroke and early prediction of dementia. Being able to accurately monitor changes in gait/stride or activity levels specifically for seniors can have a major impact on their morbidity and mortality. Despite extensive preventive efforts, falling continues to be a major problem for seniors both at home and in community living facilities. Being able to accurately predict falls, strokes or early onset of dementia by wearing a smart non-intrusive footwear device can offer significant advancements in senior care and wellness. GTX has been exploring and evaluating gait technology for several years as the Company strongly believes that there are many benefits that arise from gait analysis and will expand the Company beyond tracking technology and into preventative analytics. This collaboration partnership will enable both companies to focus on their core competencies while rapidly advancing the development of new products and solutions to the market place. We expect to have prototypes and working samples by the end of the year and both companies have already received interest from health institutions looking to pilot this technology or to provide grant money.

The Company also partnered with TruSense which combines wireless sensors, Amazon Echo Dot and GPS Technology including GTX’s GPS SmartSole(r) to track daily activities, health patterns and variables, to address the needs of an entire family. This is GTX’s first entry into the Smart Home business and links the GPS SmartSoles with the Amazon voice activated Echo Dot. A TruSense user can ask Alexa where is grandma and receive a voice reply, “Grandma is at 117 W 9th St. in Los Angles California.”

The Company also formed a strategic alliance with HeartMath(r), Inc., an acknowledged world leader in stress and resilience technologies. Dr. Deborah Rozman, President of HeartMath Inc., has worked with thousands of health professionals, and hundreds of hospitals and clinics and through the partnership we created a health guide now available to the GPS SmartSole caregivers which are looking for tools that can help them cope with the physical, emotional and many times financial stress which comes from 24/7 caregiving. Since we specialize in solutions for people that have a caregiver in their life, we see this as another step forward in expanding our caregiver offerings and resources to empower both the caregivers and the patients to improve their health and well-being.

As stated last quarter, we expect to receive prototypes of The SmartSole lite, which are being developed for lower disposable income markets and more of general population use, by mid-November and expect to begin field testing in December and go into production in Q1 2018.On the IP front, Inventergy continues to solicit licensing agreements and has hired a law firm to start litigation with several identified companies in the GPS industry.

Results of Operations

The following discussion should be read in conjunction with our interim consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report.

Three Months Ended September 30, 2017 (“Q3 2017”) Compared to the Three Months Ended September 30, 2016 (“Q3 2016”)

	Three Months Ended September 30,
	2017		2016
	$	% of Revenues	$	% of Revenues

Product sales	92,368	54%	86,532	36%
Service income	59,268	33%	54,737	23%
Royalty and Consulting income	22,913	13%	100,000	41%
Total revenues	174,549	100%	241,269	100%
Cost of products sold	58,739	34%	71,237	30%
Costs of other revenue	8,264	5%	12,101	5%
Cost of goods sold	67,003	39%	83,338	35%
Gross profit	107,546	61%	157,931	65%

Operating expenses:
Wages and benefits	179,167	104%	146,046	61%
Sales and marketing expenses	7,616	4%	-	0%
Professional fees	73,480	43%	123,004	51%
General and administrative	44,077	26%	54,082	22%
Total operating expenses	304,340	177%	323,132	134%

Loss from operations	(196,794)	(116)%	(165,201)	(69)%

Other income (expense)	(206,111)	(118)%	(10,261)	(4)%
Net income (loss)	(402,905)	(234)%	(175,462)	(73)%

Revenues

Revenues from product sales during Q3 2017 increased by 7% or $5,836 in comparison to Q3 2016, primarily due to increases in product sales of the SmartSole the Take-Along-Tracker. Net service income in Q3 2017 increased by 8% or $4,531 in comparison to Q3 2016. Revenues from the sale of our core products (non-service) in Q3 2016 accounted for approximately 36% of total revenues and 59%, when including related recurring fees (service). In comparison, in Q3 2017 our core products (non-service) sales accounted for approximately 54% of total revenues and 87%, when including related recurring fees (service). The balance of the revenue for the third quarter of 2017 represented sales of stand-alone GPS devices and IP licensing fees.

Revenues from IP consulting fees decreased 77%, as per the agreement with Inventergy, the agreement is moving into the licensing and litigation phase. As a result, consulting fees will also begin to wind down. Any future income from our agreement with Inventergy to monetize our IP portfolio will be licensing and litigation fees that flow through the LLC if we successfully license our IP portfolio and/or obtain a judgment/settlement from potential licensee’s on our IP portfolio.

Cost of goods sold

Cost of goods sold decreased by 20% or $16,335 during Q3 2017 in comparison to Q3 2016. Total gross margin, excluding consulting income, increased from 17.67% in Q3 2016 for product sales to 36.41% in Q3 2017 and gross margins for service income increased from 77.89% in Q3 2016 to 85.31% in Q3 2017, which reflects the fact that as SmartSole units are being sold into our distributors in Europe, the resulting increase in activations and recurring fees for these units are not immediately being reflected into the gross margin. As the GPS SmartSoles subsequently sold by our distributors begin to achieve monthly recurring subscription revenue, it is expected that gross margins will increase reflecting the higher margin service subscription revenue.

Wages and benefits

Wages and benefits during Q3 2017 increased 23% or $33,121 in comparison to Q3 2016. Other than new potential hires that may be needed for the Edwards Air Force PETS program, the Company does not anticipate increasing its staffing levels unless both the amount of operating activities and revenues substantially increase.

Sales and marketing expenses

Sales and marketing expenses increased by 100% or $7,616 during Q3 2017 in comparison to Q3 2016, which reflects an increase in sales and marketing efforts.

Professional fees

Professional fees during Q3 2017 decreased by 40% or $49,524 in comparison to Q3 2016 as a direct result of the reduction in stock based compensation for outside consultants. Professional fees are expected to increase as we grow our business and expand our products into the wearable technology marketplace both in the U.S. and internationally.

General and administrative

General and administrative expenses during Q3 2017 decreased by 18% or $10,005 in comparison to Q3 2016, primarily due to decreases in other personnel costs and freight expenses.

Other income/(expense), net

Other income (expense), net, decreased by 1,909% or $195,850 from Q3 2016 to Q3 2017 primarily as a result of the non-cash derivative liabilities and the amortization of debt discounts related to debt financings. As of September 30, 2017, the Company had $279,844 in derivative liabilities. Other income (expense), net, also includes interest expenses related to notes.

Net loss

Net loss increased by 130% or $227,443, from Q3 2016 to Q3 2017 primarily as a result of the non-cash derivative liabilities and the amortization of debt discounts related to debt financings.

Nine Months Ended September 30, 2017 (“Q3 2017”) Compared to the Nine Months Ended September 30, 2016 (“Q3 2016”)

	Nine Months Ended September 30,
	2017		2016
	$	% of Revenues	$	% of Revenues
Product sales	243,879	54%	208,849	42%
Service income	117,282	26%	104,971	21%
Royalty and Consulting income	93,739	20%	187,479	37%
Total revenues	454,900	100%	501,299	100%
Cost of products sold	170,174	37%	200,102	40%
Costs of other revenue	25,310	6%	20,198	4%
Cost of goods sold	195,484	43%	220,300	44%
Gross profit	259,416	57%	280,999	56%

Operating expenses:
Wages and benefits	482,827	106%	432,355	86%
Sales and marketing expenses	38,973	9%	-	0%
Professional fees	252,320	55%	323,794	65%
General and administrative	219,760	48%	171,522	34%
Total operating expenses	993,880	218%	927,671	185%

Loss from operations	(734,464)	(161)%	(646,672)	(129)%

Other income (expense), net	(171,389)	(38)%	(167,099)	(33)%
Net loss	(905,853)	(199)%	(813,771)	(162)%

Revenues

Revenues from product sales during Q3 2017 increased by 17% or $35,030 in comparison to Q3 2016, primarily due to increased SmartSole and Take-Along-Tracker sales. Service income, net during Nine Months 2017 increased 12% or $12,311 due to the increasing subscriber base. Revenues from the sale of our core products (non-service) in Nine Months 2016 accounted for approximately 42% of total revenues and 63%, when including related recurring fees (service), in comparison to Nine Months 2017 our core products (non-service) sales which accounted for approximately 54% of total revenues and 80%, when including related recurring fees. We also had a 27% increase in international subscribers and 81% increase in international subscription revenues. Subscriber profit margins also increased due to increasing our subscription pricing and lowering our costs through volume and efficiency. The balance of the revenue for the third quarter of 2017 represented sales of stand-alone GPS devices and IP licensing fees.

Revenues from IP consulting fees decreased 50%, as per the agreement with Inventergy, the agreement is moving into the licensing and litigation phase.

Cost of goods sold

Cost of goods sold decreased by 11% or $24,816 during Q3 2017 in comparison to Q3 2016. Total gross margin, excluding consulting income, increased from 4.19% in Q3 2016 to 30.22% in Q3 2017 for product sales, while the gross margin for service income remained relatively the same at 80%. As the GPS SmartSoles begin to achieve monthly recurring subscription revenue, it is expected that gross margins will increase reflecting the higher margin service subscription revenue.

Wages and benefits

Wages and benefits during Q3 2017 increased by 12% or $50,471 in comparison to Q3 2016. The increase in wages is primarily due to increased production staff to handle the associated increase in sales. The current staff’s abilities to work more efficiently has allowed this expense to remain fairly constant.

Sales and marketing expenses

Sales and marketing expenses increased by 100% or $38,973 during Q3 2017 in comparison to Q3 2016, which reflects an increase in sales and marketing efforts.

Professional fees

Professional fees during Q3 2017 decreased by 22% or $71,474 in comparison to Q3 2016 as a direct result of the reduction in stock based compensation for outside consultants. Professional fees are expected to increase as we grow our business and expand our products into the wearable technology marketplace both in the U.S. and internationally.

General and administrative

General and administrative expenses during Q3 2017 increased by 28% or $48,239 in comparison to Q3 2016, primarily due to increased D&O insurance costs and filing fees.

Other income/(expense), net

Other income (expense), net, increased by $4,290 from a loss of $167,099 in the Q3 2016 to a loss of $171,389 in Q3 2017 primarily as a result of the non-cash derivative expense and increase in the amortization of debt discounts related to debt financings. As of September 30, 2017, the Company had $279,844 in derivative liabilities. Other income (expense), net, also includes interest expenses related to notes.

Net loss

Net loss increased by 11% or $92,083 from Q3 2016 to Q3 2017 partly as a result of increased high margin sales, non-cash derivative liabilities and the amortization of debt discounts related to debt financings.

Liquidity and Capital Resources

As of September 30, 2017, we had $2,539 of cash and cash equivalents, and a working capital deficit of $2,073,089 compared to $95,431 of cash and cash equivalents and a working capital deficit of $1,233,909 as of December 31, 2016. A large part of our negative working capital position at September 30, 2017 consisted of $279,844 of derivative liabilities related to unsecured convertible promissory notes and $1,306,170 related to the principal balance of unsecured convertible promissory notes, net of discount. As further described below, in the third quarter ended September 30, 2017, we have received a total of $112,000 from the sale of unsecured convertible promissory notes.

During the nine months ended September 30, 2017, our comprehensive net loss was $933,053, compared to a net loss of $813,771 for the nine months ended September 30, 2016. Net cash used in operating activities during the nine months ended September 30, 2017 and 2016 was $496,747 and $392,617 respectively. Net cash used in operations was higher in the nine months of 2017 as compared to the nine months in 2016 primarily due to increases in operating expenses, included but not limited to marketing expenses, G&A and increased inventory.

 Net cash provided by financing activities during the nine months ended September 30, 2017 was $424,500 and consisted primarily of proceeds totaling $434,500 received from advances under eight convertible note payable agreements as well as a $10,000 payment on a Convertible Note. Net cash provided by financing activities during the nine months ended September 30, 2016 was $421,500 and consists of proceeds totaling $444,500 received from advances under a convertible note payable agreement as well as $23,000 in payments on Convertible Notes.

Because revenues from our operations have, to date, been insufficient to fund our working capital needs, we currently rely on the cash we receive from our financing activities to fund our capital expenditures and to support our working capital requirements. The increasing sales of the SmartSole product and related recurring revenues, and the other revenues that we anticipate from other product sales, are expected to enhance our liquidity in 2017 and 2018, although the amount of such revenues we receive during in the near future still is not expected to be sufficient for fund our working capital and other liquidity needs. We cannot guarantee that sales of the SmartSole product and related recurring revenues will be sufficient to fund our working capital and other liquidity needs.

We expect that revenues from our products and service subscriptions will become our principal on-going source of working capital. However, depending on the success that Inventergy Innovations, LLC has in monetizing the three patents that we have transferred to them, our revenues may be supplemented with licensing or other patent-related revenues. Until such time, if ever, as SmartSoles revenues and/or Inventergy payments can support our working capital requirement, we expect to continue to generate revenues from our other licenses, Track My Work Force subscriptions, international distributors, hardware sales, professional services and new customers in the pipeline. However, the amount of such revenues is unknown and is collectively not expected to be sufficient to fund our working capital needs. For our internal budgeting purposes, we have assumed that such revenues will not be sufficient to fund all of our planned operating and other expenditures during the next twelve months. In addition, our actual cash expenditures may exceed our planned expenditures, particularly if we invest in the development of improved versions of our existing products and technologies, and if we increase our marketing expenses. Accordingly, we anticipate that we will have to continue to raise additional capital in order to fund our operations. No assurance can be given that we will be able to obtain the additional funding we need to continue our operations.

In order to continue funding our working capital needs and our product development costs, during the third quarter of 2017 we entered into 6 separate note and share purchase agreements with 2 independent accredited investors. As a result, we issued convertible notes with a total principal balance of $112,000 for cash proceeds of $112,000, which proceeds have provided us with a temporary increase in our liquidity and working capital.

Going Concern

The licensing agreements, distribution agreements and product sales initiatives we have in place have, to date, not generated substantial revenues. No assurance can be given that our current contractual arrangements and the revenues from our GPS SmartSoles, device sales, subscriptions, software licensing, or our smart phone or tablet Apps will generate significant revenues during the balance of 2017 or thereafter.

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

As noted above, based on budgeted revenues and expenditures, unless revenues increase significantly, we believe that our existing and projected sources of liquidity will not be sufficient to satisfy our cash requirements for the next twelve months. Accordingly, we will need to raise additional funds in 2017 and 2018. The sale of additional equity securities will result in additional dilution to our existing stockholders. Sale of debt securities could involve substantial operational and financial covenants that might inhibit our ability to follow our business plan. Any additional funding that we obtain in financing is likely to reduce the percentage ownership of the Company held by our existing security-holders. The amount of this dilution may be substantial based on our current stock price, and could increase if the trading price of our common stock declines at the time of any financing from its current levels. We may also attempt to raise funds through corporate collaboration and licensing arrangements. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to grant licenses on terms that are not favorable to us. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain the needed additional funding, we may have to further reduce our current level of operations, or may even have to totally discontinue our operations.

Since inception in 2002, we have generated significant losses. As of September 30, 2017, we had an accumulated deficit of $20,645,272, and we currently expect to incur continued losses until our revenue initiatives collectively generate substantial revenues. Please see the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2016 for more information regarding risks associated with our business.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, in the fiscal quarter ended September 30, 2017 our management concluded that our disclosure controls and procedures contained certain weaknesses, but were effective for our size company. The weaknesses in disclosure control were the result of weaknesses in the design of internal controls and reporting, including: (i) lack of segregation of incompatible duties; and (ii) inadequate staffing to fill all roles. These weaknesses are due to the size of our current operations and our lack of working capital to hire additional staff. Although management will periodically re-evaluate all operational and financial procedures, at this point it considers that the risk associated with such lack of segregation of duties and the potential benefits of adding employees to segregate such duties are not cost justified. We intend to hire additional accounting personnel to assist with financial reporting as soon as our finances will allow.

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

None.

ITEM 1A. RISK FACTORS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 1, 2017, we issued 9,803,922 shares of common stock to an investor for converting $15,000 in debt from a Convertible Note that was issued in the first quarter of 2017.

On August 15, 2017, we issued 9,803,922 shares of common stock to an investor for converting $15,000 in debt from a Convertible Note that was issued in the first quarter of 2017.

On September 8, 2017, we issued 4,000,000 shares of common stock (valued at $17,600) to three consultants for their services.

On September 9, 2017, we issued 16,418,050 shares of common stock to an investor for converting $17,500 in debt from a Convertible Note that was issued in the first quarter of 2017.

On September 13, 2017, we issued 32,679,739 shares of common stock to an investor for converting $35,000 in debt from a Convertible Note that was issued in the first quarter of 2017.

The issuance of the above shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a)	Exhibits

10.1	Form of Military Purchase Order Contract with Edwards Air Force Base

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTX CORP

Date: November 14, 2017	By:	/s/ ALEX MCKEAN
Alex McKean,
Chief Financial Officer (Principal Financial Officer)

Date: November 14, 2017	By:	/s/ PATRICK BERTAGNA
Patrick Bertagna,
Chief Executive Officer

