Form 10-K
period 2017-12-31
GTX CORP
filed 2018-04-03
CIK 1375793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein and, will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)
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

The outstanding number of shares of common stock as of March 30, 2018 was 773,474,456.

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

Unless otherwise noted, the terms “GTX Corp”, the “Company”, “we”, “us”, and “our” refer to the ongoing business operations of GTX Corp and our wholly-owned subsidiaries, Global Trek Xploration, Inc. and LOCiMOBILE, Inc.

OVERVIEW OF THE BUSINESS

GTX Corp is a holding company that currently owns and operates two subsidiaries engaged in the growing $34 billion wearable technology and IoMT (“Internet of Medical Things”) industry, which designs, manufactures and sells various interrelated and complementary products and services in the Personal Location Wearable Technology marketplace. GTX owns 100% of the issued and outstanding capital stock of Global Trek Xploration, Inc. and LOCiMOBILE, Inc. Our operations are currently conducted through Global Trek Xploration, Inc. and LOCiMOBILE, Inc. These two subsidiaries operate in various interrelated sectors of location-based services and IoMT wearable technology market. Through these subsidiaries, GTX Corp is engaged in the design, development, manufacturing, distribution and sales of five related products and services utilizing GPS, cellular, BLE, RF and WiFi technologies. Through a proprietary enterprise monitoring platform and licensing subscription business model, the Company offers a complete end to end solution of hardware, middleware, apps, connectivity, and professional services that can track and monitor people or assets at the touch of a button in real-time. In addition to our three core business units we also operate a forth business unit which licenses intellectual property.

GTX was founded in 2002, became publicly traded in 2008, and is currently headquartered in Los Angeles, California, with distributors and customers across the globe.

GTX provides a patented, comprehensive, end-to-end monitoring platform that provides tracking and monitoring services in vertical niche markets. We answer the “where is” question: such as, where is my mother, child, employee, pet, drone, rifle or high value asset. Through a proprietary IoT (“Internet of Things”) enterprise platform the Company offers a range of hardware, software and connectivity tracking and monitoring solutions and generates revenues through the sale of products and services, licensing and recurring subscriptions.

Since inception, GTX Corp has developed and commercially launched several products, including, our GPS Smart Shoes, SmartSoles, Bluetooth Low Energy (“BLE”) SmartSoles, hand-held GPS tracking devices, and more than 20 smartphone and tablet Apps, all supported by our hosted and scalable backend monitoring platform and intellectual property portfolio. The Company has four lines of business comprising of our core SmartSole line: Military, OEM and professional services, mobile work force, and intellectual property licensing. The business units generate various revenue streams, such as product sales, recurring subscriptions, software and intellectual property (IP) licensing, and fees for custom development and professional services. Our core products and services are supported by GTX’s IP portfolio of issued patents, licensed patents, patents pending, registered trademarks, copyrights, URLs and a library of proprietary hardware and software.

Our four primary business units are the following:

1)	Our core SmartSole line of wearable technology for people with cognitive memory disorders, such as Alzheimer’s, dementia, autism and traumatic brain injury (“TBI”). Typically, these people have a tendency to wander and require some wander guard technology and remote oversight. Approximately 9 million people in the US and over 100 million worldwide are affected. With the new biometric technology we plan to expand into the general senior population for people that need to track their mobility, activity and balance. Think of this as the FitBit for seniors market, with a potential customer base of 72 million people in the US and 650 million worldwide.

2)	Military, OEM and custom development for tracking military personnel, high value assets, such as drones, small light weight cargo, rifles and other high value mobile assets that require our robust, small footprint and low power consumption hardware platform.

3)	Mobile work force, such as salespersons, journalists, electricians, plumbers, food delivery, property management agents, cleaning services and other industries that require knowing the whereabouts of an employee or contractor in real tiAme but that don’t want to invest in costly GPS devices, instead would rather leverage a user’s smartphone.

4)	IP licensing of some of our patents to further monetize the value of our IP.

In 2014 after terminating a four-year licensing agreement for its GPS Smart Shoes, GTX took over the operations of product design, manufacturing, branding, marketing and sales and reset its business operations from a licensing model to a manufacturing and distribution model with the launch of the GPS SmartSole. GTX began to focus on building channels of distribution for its product lines of embedded smart wearable GPS devices, Stand-Alone GPS devices and Digital Apps which all funnel into the GTX Corp IoT monitoring platform. Each product line is sold both direct to consumer (B2C) and business to business (B2B) through a global network of resellers, affiliates, distributors, non-profit organizations, government agencies, police departments, manufacturers reps and retailers. The Company has been ramping up its product distribution and sales channels and, as of December 31, 2017, the Company had live units in the field and / or paying subscribers in over 35 countries, had 8 regional sales reps in the US, 6 retired and active professional athlete brand ambassadors, over 700 online affiliates, products being sold in 3 retail stores and 13 international distributors. Also, we have been issued a vendor number for reimbursement in 7 U.S. states and 2 countries (Canada and Sweden). We have also applied for other State and Federal reimbursement codes, grants and private insurance reimbursement along with other health and municipal services in several other countries. If granted, the reimbursements would lower the cost of acquiring and owning our tracking products, which could result in an increase in users of our SmartSole and Stand Alone devices. All product lines are sold with a monthly, quarterly or annual subscription service plan or licensing fees ranging from $2.00 to $35.00 per month. In addition to product service fees the Company also generates revenues through platform and IP licensing fees.

In 2016, we commenced offering our products to the U.S. military for use in tracking military personnel and equipment and in September of 2017 we received our first military contract to supply custom designed GPS tracking equipment for Edwards Air Force Base. Under the AFB contract, GTX Corp will be responsible for the manufacturing, installation and ongoing maintenance and support of the Personnel, Equipment Tracking System (PETS) platform. We started delivering parts of the contract in the 4th quarter and will continue to ship throughout the first quarter of 2018. All of the hardware, software and firmware is being designed, manufactured and coded by the Company at its headquarters in Los Angeles, California. GTX is also designing the PCB boards in house in order to keep tight control of the entire design and manufacturing processes. Additional equipment and tools have been purchased in order to support in-house manufacturing and in preparation for developing future business with the military, GTX Corp has renewed and updated its System for Award Management (SAM) and General Services Administration (GSA) entity registrations and has begun preliminary conversations with other military bases in California, Nevada and Utah to explore their needs and requirements for similar tracking solutions. Orders from the military fall under our OEM and military business unit.

In 2016, we entered into a strategic IP agreement with Inventergy Innovations, LLC in order to maximize the licensing potential of certain of our key patents. Under this agreement, we assigned three of our key patents to Inventergy Innovations who, in turn, will either license these patents to third parties, enforce the patents against third parties, or otherwise monetize these IP assets. We have subsequently through our ongoing continuation patent filing process have been issued an additional patent in this family, now totalling four patents and adding to the overall value of this portfolio. We still maintain 100% of the rights to all our other patents in the shoe family and middle box family. During the 3rd quarter of 2017 Inventergy Innovations, LLC hired a highly experienced IP litigation law firm, Cotman IP Law Group in order to support our ongoing IP monetization and licensing efforts. In October of 2017 we amended our definitive agreement signed in June of 2016 reducing the quarterly draw from $25,000 to $12,500 in order to help support the legal fees associated with litigation, and we extended the licensing goals by nine (9) months pushing them forward to October 1, 2018 and July 1, 2020 to allow more time to for the legal litigation process. This is part of our IP monetization business unit.

In August of 2017 we entered into an agreement with Veristride, Inc., a company that specializes in wearable solutions to analyze gait movement at the source, using custom sensors at the foot and biomechanical analytics to provide feedback on how people walk, run and move. Gait technology is significant in fall risk detection and prevention, medication reaction, undetected stroke and early detection of dementia, Alzheimer’s or cognitive decline. More than 2.8 million falls are treated in emergency rooms annually in the U.S., accounting for an estimated $31 billion in direct medical costs. Being able to accurately monitor changes in gait/stride or activity levels specifically for seniors can have a major impact on their morbidity and mortality. Despite extensive preventive efforts, falling continues to be a major problem for seniors both at home and in community living facilities. Being able to accurately predict falls, strokes or early onset of dementia by wearing a smart non-intrusive footwear device can offer significant advancements in senior care and wellness. GTX has been exploring and evaluating gait technology for several years as the Company strongly believes that there are many benefits that arise from gait analysis. As part of the agreement GTX will be responsible for embedding this new technology in its line of SmartSoles, along with the manufacturing and distribution. The expansion into this market should increase our US senior target audience from the 6 million currently diagnosed with Alzheimer’s to the 72 million baby boomers in the US that may need or want their mobility, activity and gait monitored.

In 2017 the U.S. Patent and Trademark office allowed our fourth patent in our “286” family of patents. These four patents cover key aspects of our tracking technology but are not limited to any particular form factor and are applicable to any generic tracking device, which, in its simplest form includes a communication device (i.e. cell phone modem, blue tooth or Wi-Fi communicator), a location detector (i.e. GPS or Wi-Fi Module) and data memory. This technology is now commonly embedded in millions of devices and smartphones, deployed across numerous industries. In order to better monetize our IP, in June 2016, we signed an agreement with Inventergy Innovations, LLC (“Inventergy”), a subsidiary of Inventergy Global, Inc. (NASDAQ: INVT). In the third quarter of 2017 the LLC hired a highly experienced IP litigation law firm, Cotman IP Law Group in order to support our ongoing IP monetization and licensing efforts. The potential value of these 4 patents is that they extend beyond our core footwear patents and into areas such as GPS watches, fitness wearables that track location, hand-held GPS devices, tracking apps on Smartphones, standalone GPS tracking devices and location based platforms in general, which represents a very sizable addressable market. Due to the large size and scope of this market, the process of identifying potential licensee’s, formulating a strategy and the negotiations or litigation take a lot of time and resources, which is why the LLC hired the Cotman IP Law Group, a highly experienced IP litigation law firm. Cotman IP Law Group was hired in order to support our ongoing IP monetization and licensing efforts. In October of 2017 we amended our definitive agreement signed in June of 2016 with Inventergy reducing the quarterly draw from $25,000 to $12,500 in order to help support the legal fees associated with litigation and we extended the licensing goals by nine (9) months pushing them forward to October 1st 2018 and July 1st 2020 to allow more time to for the legal litigation process. Expenses related to the law firm will be shared between the parties and will ultimately come out of the gross proceeds. Due to the confidentiality nature of the negotiations and legal proceedings both current and in the future, the LLC or GTX will only be making announcements once agreements with licensees or judgements are definitive.

In addition to the four (4) comm protocol 286 family of patents, GTX also has several patents on the device side and has filed for patents on the server side. The three (3) pronged IP protection approach (device, communication and server) is part of the overall intellectual property strategy protecting all three aspects of the GTX enterprise and value proposition. Furthering its IP monetization strategy, GTX is also exploring licensing some of its other patents that are not part of the Invenergy LLC agreement.

In the third quarter of 2017, we received our first military contract to deliver a new proprietary non-cellular, encrypted GPS tracking devices named PETS for Personnel Equipment Tracking System. These new devices are being developed for large scale installations and bases that need to monitor the location and movement of every asset (both human and non-human) on that base, but due to the remote location of these bases and lack of conventional cellular coverage, the devices utilize RF technology and are in a hardened military grade encasement. We began delivering PETS devices in the 4th quarter of 2017 and continue to fulfil the contract which we expect to complete by end of Q1 2018. We have already received one subsequent order from the same base and have a meeting scheduled with another base which has shown interest in our proprietary asset and personnel tracking technology. We also began developing a GPS Rifle tracking device for Military and Law Enforcement. The first 10 prototypes were delivered in early Q1 2018 and are undergoing field testing. We have received numerous inquiries on this product from both domestic and international government agencies. This is still a very new program which involves large government institutions, which means it will take time to cultivate this business. However due to our small hardware footprint size, our core expertise in GPS tracking, being a current military contractor and our patent portfolio, we believe we are well positioned to capture additional orders for this emerging line of business. There are a lot of long guns in the U.S. and across the globe and there is a lot of talk right now on how to keep track of those guns.

On the domestic sales front, we upgraded our E-Commerce platform and online store, which went live in October 2017. In addition, we began working to setup an online store on Amazon, which went live in early 2018. We are slowly continuing to add more government disability assistance agencies and Police Departments, now across 10 States, which have implemented programs which order SmartSoles and provide full reimbursement for the families for both the product and the monthly service charges. This again is a slow process due to being government agencies, however we made a lot of progress in 2017 and now have in several of the 10 States more than one agency, department or field office per State buying from us, which means we are penetrating both horizontally across more Sates and vertically deeper within the same State.

On the research and development front we began several new projects throughout 2017. We developed and commercially launched the “SoleProtector,” a new product that allows the GPS SmartSole to be transferable from one person to another hygienically. In addition, the SoleProtectors cover logos or markings making the GPS SmartSoles more stealthy and discrete, plus adding some comfort and overall protection to the SmartSoles. We heard from numerous B2B customers and consumers asking for a product like this and as the Company plans to launch more wearable technology footwear, the SoleProtectors are a good high margin accessory product extension for us. We also began working on a CDMA version of the SmartSole to operate on the Verizon network throughout North America. Unfortunately, Verizon recently announced it would begin sun setting its 1XRTT network earlier than expected so we stopped our final testing phase and decided to not go into production with this product. We were expecting the network to be operational until 2020 and now Verizon has announced it would no longer accept new devices on this network starting in June of 2018. We still intend to launch a Verizon device in the future, most likely an LTE 4G device and continue to work with Verizon and Orbcomm on this longer term project. We also began the development of our 3G hardware Platform. We began shipping stand-alone 3G devices in the third quarter of 2017 and we began shipping 3G GPS SmartSoles in the first quarter 2018.

In August of 2017 we began the development of a smaller, lower cost hardware platform that is going to be used in our SmartSole line and OEM business. We received our first prototypes from China in December 2017, we are testing close to a dozen devices in the U.S. and across Europe with some of our distribution partners. The results so far are very positive and we expect to go into production sometime in the first half of 2018. These new electronics are smaller and embedded in the insole will enable us to offer a smaller size SmartSole expanding our women’s market and going into the kids market. Our production costs are expected to be 60% to 65% lower, which will bring down the wholesale and retail pricing allowing for bigger margins for GTX, our distributors and overall lower final price to the consumer or enterprise which should help generate more business. In addition the new electronics will have several new features such as Air Travel Mode, Speed Mode, a larger battery and rapid charging. All of which should contribute to more product sales. This new board which is called the MBLX will be for lower income markets and for individuals that are not “at risk” due to Alzheimer’s or autism, but rather for more of general population use. It will also be used in our OEM business unit for companies that are looking for a very small, low cost GPS / Cellular module they want to embed into their own form factor. We are testing the new boards embedded in SmartSoles with our channel partners in the US and Europe, and we are currently working with a few companies that are testing the new MBLX modules by themselves for OEM purchase. The OEM business is new for us and will take time to develop: however we are confident based on the preliminary testing so far that we will start seeing orders within the next few months. As for the new SmartSoles several of our distributors have already placed orders and are expecting to receive the first shipments post production. The lower cost and smaller size is allowing us to have far more conversations regarding, different markets, volume discounts and in markets that are very sensitive to pricing.

In August of 2017 the Company signed a collaboration agreement with Veristride, Inc., a company that specializes in gait movement and analysis using custom sensors at the foot and biomechanical analytics to provide feedback on how people walk, run and move. As mass numbers of Baby Boomers who need care begin to outnumber those able to help them, the need for research and technology solutions will continue to grow. The collaboration set out to develop and launch a suite of biometric solutions embedded in insoles with the primary goal of monitoring activity, mobility, balance and gait in order to analyse overall health and wellness along with being able to detect fall risk, which is a major problem for seniors. An estimated 2.8 million older people are treated in emergency departments for fall injuries each year. These fall injuries result in an estimated $31 billion in direct medical costs annually on an inflation-adjusted basis. Using custom sensors at the foot, the Biometric Insoles collect movement and activity data for gait analysis to provide better insight into fall risk detection and prevention for seniors. This product will expand GTX’s senior potential target audience from people diagnosed with Alzheimer’s to the 72 million baby boomers in the US and 650 million across the globe. This patented technology can also be used in other applications for younger adults that want to monitor daily activity, think of it as a nonvisible FitBit for the professional sports community and military. Management strongly believes that this technology placed in insoles will produce highly accurate and cost effective ways of detecting certain conditions. Under the agreement with Veristride, GTX will incorporate its inductive charging technology, enhance and miniaturize the electronics, develop a Low Energy Blue Tooth (BLE) gateway and embed the final hardware assembly into a SmartSole. The two companies also plan to explore having GTX do the commercial manufacturing of the products that are currently in development. The business value of analyzing walking patterns through gait technology is significant in fall risk detection and prediction of multi medication reaction, undetected stroke and early prediction of dementia. Being able to accurately monitor changes in gait/stride or activity levels specifically for seniors can have a major impact on their morbidity and mortality. Despite extensive preventive efforts, falling continues to be a major problem for seniors both at home and in community living facilities. Being able to accurately predict falls, strokes or early onset of dementia by wearing a smart non-intrusive footwear device can offer significant advancements in senior care and wellness. We completed our first porotypes in December 2017 and are currently testing both internally and with some of our partners. We expect to have one more hardware revision, perhaps one or two more backend software revisions and plan be ready to soft launch in the first half of 2018.

During 2017, the Company continued expanding its B2B sales channels internationally and domestically, testing product, exploring opportunities and signing up new distributors. Some of the countries included Japan, Hong Kong, Chile, Spain and the Middle East. Through our existing partnerships we also attended several large trade shows in the U.S. and Europe. We also hired additional account representatives to manage our reseller programs in the U.S., Latin America and the Caribbean.

As the trend to use technological innovations to help seniors live longer more fulfilling lives continues to grow around the world (generally referred to as the Aging 2.0 movement), we continue to forge new strategic alliances. that will help us grow into the future. One such partner, George Mason University, completed the first phase of wandering predictive research utilizing the GTX IoT platform and data, and a two-stage spatiotemporal clustering algorithm which correctly predicted a users’ location 87% of the time. This high level of initial success in accurate wandering prediction has enabled George Mason University to file for a much larger phase II grant. The preliminary research will be made available to GTX Corp, which will consider deploying the prediction algorithms into our backend monitoring platform, adding another layer of technology and overall value to our IoT tracking platform and monitoring services.

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

We continue to modify and upgrade our modules for our SmartSoles GPS tracking product to, among other things, make it available for use in various localities without customization. The production and roll-out of version 1.5 and 2.0 of our SmartSole product is expected to be a benefit because, unlike the earlier versions, we no longer have to custom make SmartSoles for our international distributors with their Sim cards, so our manufacturing cost and time lines are reduced and we have more flexibility to timely meet our customers’ requirements. Also we now are able to bill for data charges in over 100 countries, thereby increasing our potential markets. The ability to both produce a product that is able to be delivered to foreign market without customization and to bill for data charges in additional countries will enable us to increase our RPS (revenue per subscriber).

Global Trek Xploration has developed a “carrier-class” architecture and hosts the servers in a facility Data Center (reliable to 99.999%). The local service center runs on redundant off-the-shelf servers. This enables cost-efficient expansion, without the need for application code changes.

Our core tracking products (SmartSole, Take-Along-Tracker, OEM modules and Track my Work Force App) are supported by the existing infrastructure for the worldwide cell network that provides coverage throughout the United States, Canada, Mexico and numerous other countries that operate on the global GSM Wireless networks. In addition, the personal locators will have the ability to operate on the networks of 290 carriers in over 210 countries.

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

Global Trek Xploration has the ability to customize its products to different form factors for the specific needs of its customers. To date, the Company has created three custom solutions: 1) the monitoring of seniors by installing the GPS device into specially designed shoes and insoles; 2) the monitoring of children by installing the GPS device into specially designed toys, belts, insoles and backpacks; and 3) the monitoring of various high value assets such as drones, long guns and other mobile assets.

The Company has several key strategic relationships established both on the supply side and the distribution side. Some of the key partners on the supply side are Atlantic Footcare, which manufactures our SmartSoles, Telic which manufactures our GPS and Cellular electronics, and Telefonica which provides our global connectivity. On the distribution side, we have numerous partnerships worldwide, ranging from distributors, health organizations, and retailers.

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

INTELLECTUAL PROPERTY INVESTMENT

Since 2002, we have invested, and continue to invest, significantly in our intellectual property portfolio, which consist of patents, trademarks and URLs. We have an ongoing program to file additional applications for and to obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate. Currently, we own 24 patents, many of which have priority dates going back to as early as 2002, with several in the footwear category and a majority covering other aspects of the personal locator technology. The IP also addresses our operating system and user interface. We also have several trademarks and acquired a license in 2011 for 62 external patents all in the field of geo – specific location based services.

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

The Caregiving Innovation Frontiers (CIF) study found that an estimated 117 million Americans will need assistance of some kind by 2020, but the number of unpaid caregivers is only expected to reach 45 million in the same year. We believe that these unpaid caregivers would benefit from solutions that assist them in locating and monitoring their elderly persons. This huge demand represents a $279 billion revenue opportunity over the next four years across six different business areas identified in the study, with 80% of spending being out-of-pocket costs. Technology solutions and remote health monitoring systems that enable family caregivers to monitor the location of elderly persons could provide key relief, according to the report. The CIF report outlined six areas for business opportunities, with huge potential for revenue grabs. Technology represents an opportunity across all the service areas, according to AARP. The majority of family caregivers—67% of them—want to use technology to monitor their loved one’s health and safety, but only about 10% are doing so right now, leaving a lot of room for growth.

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

GROWTH STRATEGY

We are engaged in a three-prong business model; business-to-business (B2B), business-to-consumer (B2C) and licensing of our technology to other companies. Our initial focus it to provide personal monitoring and asset location products and services within specific niche markets. Once we hit critical mass in pricing, we will expand into the mass consumer markets. The strategy is to establish licensing relationships with key industry partners who will embed our technology into their products to sell to their established customer base. Key elements of our strategy include:

●	Providing our Personal Locator embedded module to licensees to empower their products with our two-way GPS tracking capabilities;
●	Providing B2B hardware leasing programs;
●	OEM private label manufacturing;
●	A mass market retail price under $149.00 for Personal Location devices;
●	A monthly service fee structure, under $20.00, having multiple convenient access points (mobile phone, land line, or via the Internet);
●	Reduction in hardware size and cost in order to open new markets such as kids;
●	Continue expanding our medical reimbursement programs;
●	Rolling out bio metrics and home health solutions;
●	Expanding distribution into Asia;
●	Increasing the number of solutions for the military and law enforcement markets;
●	Ease of use at the location interface point as well as with the device, using state-of-the-art cloud computing and cloud application development and;
●	Continue our IP monetization campaign.

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

Key differentiators between ourselves and the competition is:

B2B:

●	Providing a comprehensive end-to-end solution comprised of hardware, software, and global connectivity, and
●	The ability to strategically align ourselves with partners to embed our technology through OEM or private label programs.

B2C:

●	Our BLE & GPS SmartSole is the only non-visible, non-intrusive solution.

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

EMPLOYEES AND CONSULTANTS

As of December 31, 2017, the Company had fifteen full-time and part-time employees, advisors, independent contractors and sales personnel. Any selling, marketing, technical, IT and/or software development work that is not handled by our employees is outsourced to qualified contractors and consultants as deemed necessary.

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

As of December 31, 2017, we had a working capital deficit of $1,675,414 and an accumulated deficit of $21,005,763. In addition, for the year ended December 31, 2017, we had a loss of $1,266,344 and negative cash flow from operating activities of $632,199. Revenues generated from our current operations are not sufficient to pay our on-going operating expenses. Our working capital needs in 2017 were partially funded by the $75,000 of consulting income that we received from Inventergy Innovations, LLC. Inventergy’s obligations to make these payments has been fulfilled as per the agreement. In 2018, we agreed to reduce the quarterly draws that we have been receiving from our partnership with Inventergy Innovations, and the revenues, if any, that we may receive from our licensing and litigation initiative of our IP is unpredictaable. Therefore, we will have to obtain additional funding from the sale of our securities or from strategic transactions in order to fund our current level of operations. In order to fund our working capital needs and our product development costs, during 2017, we entered into eighteen (18) separate note and share purchase agreements with four separate, unaffiliated accredited investors, resulting in net proceeds of $556,000. Additionally, during the first quarter of 2018, we entered into three Note and Share Purchase Agreements with individual accredited investors resulting in net proceeds of $262,500. Aside from continuing these loan transactions, we have not identified the sources for additional financing that we may require, and we do not have commitments from third parties to continue to provide this financing. Certain investors may be unwilling to invest in our securities since we are traded on the OTCPink market and not on a national securities exchange, particularly if there is only limited trading in our common stock on the OTCPink market at the time we seek financing. There is no assurance that sufficient funding through a financing will be available to us at acceptable terms or at all. Historically, we have raised capital through the issuance of our convertible debt securities and our equity securities. However, given the risks associated with our business, the risks associated with our common stock, the worldwide financial uncertainty that has affected the capital markets, and our status as a small, unknown public company, we expect in the near future, we will have a great deal of difficulty raising capital through traditional financing sources. Therefore, we cannot guarantee that we will be able to raise capital, or if we are able to raise capital, that such capital will be in the amounts needed. Our failure to raise capital, when needed, and in sufficient amounts, will severely impact our ability to continue to develop our business as planned. In addition, if we are unable to obtain funding as, and when needed, we may have to further reduce and/or cease our future operations. Any additional funding that we obtain in an equity or convertible debt financing is likely to reduce the percentage ownership of the company held by our existing security holders.

Based on the above factors, our auditors have concluded that there is substantial doubt as to our ability to continue as a going concern.

We have had operating losses since formation and expect to continue to incur net losses for the near term.

We currently have a working capital deficit and our current and projected revenues are not sufficient to fund our anticipated operating needs. We have reported net losses of $1,266,344 and $1,220,356 for the years ended December 31, 2017 and 2016, respectively. While we anticipate that revenues will increase in 2018, unless our sales increase substantially in the near future, we will continue to incur net losses in the near term, and we may never be able to achieve profitability. In order to achieve profitable operations, we need to significantly increase our revenues from the sales of product, subscriptions and licensing fees. We cannot be certain that our business will ever be successful or that we will generate significant revenues and become profitable. As a result, an investment in our company is highly speculative and no assurance can be given that our business model will be successful and, therefore, that our stockholders will realize any return on their investment or that they will not lose their entire investment.

Our current sources of funding are limited, and any additional funding that we may obtain may be on unfavorable terms and may significantly dilute our existing shareholders.

We have not identified sources to fund our current and proposed operating activities. The amount of revenues that we currently generate is not sufficient to fund our operating expenses. As a result, unless and until our revenues increase significantly in the near future, we will have to obtain additional public or private equity financings or debt financings in order to continue our operations. Any additional funding that we obtain in a financing is likely to reduce the percentage ownership of the Company held by our existing security-holders. The amount of this dilution may be substantial based on our current stock price, and could increase if the trading price of our common stock declines at the time of any financing from its current levels. To the extent we raise additional capital by issuing equity securities, our stockholders will experience further dilution. If we raise funds through debt financings, we may become subject to restrictive covenants. We may also attempt to raise funds through corporate collaboration and licensing arrangements. To the extent that we raise additional funds through such means, we may be required to relinquish some rights to our technologies or products, or grant licenses on terms that are not favorable to us. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain the needed additional funding, we will have to reduce or even totally discontinue our operations, which would have a significant negative impact on our stockholders and could result in a total loss of their investment in our stock.

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

Our projected revenues in 2018 rely on the scaling of the GPS and BLE SmartSole®, increasing our military business, growing our OEM and IP monetization business.

We completed the development and testing of our second-generation footwear product, the GPS and BLE SmartSole® in 2014 and began commercially shipping the product at the beginning of 2015. However, we have not generated adequate revenues in 2017 from the sales of the SmartSoles and from on-going subscription fees to cover operating expenses. Our revenue projections for 2018 assume that the revenues we generated from the SmartSole will increase significantly from the amount generated in 2017 and that our other business units will grow accordingly. However, we cannot predict the future and continued market acceptance of the SmartSole product line. Accordingly, it is uncertain whether our revenues will equal our internally projected levels. Failure to reach our target revenue levels will materially, and adversely, affect our financial condition.

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

We believe it is imperative to our success that we obtain significant market recognition in order to compete in our various markets. Accordingly, it is important that we establish market recognition for our brands in order to be able to continue to be a material participant in the large markets that we are addressing. To date, we have utilized various marketing and free media exposure and have tried to build market recognition both directly for our products and also by tying our products to our LOCiMOBILE Apps and the Code Amber Alertag brand that we own. However, because of our lack of funding and limited resources, our ability to quickly establish our brands may be severely hampered.

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

We cannot accurately predict our future revenues and expenses.

We are currently developing various sources of revenues based on market conditions and the type of products that we are marketing. Our sales will not become stable and predictable until we either have a larger installed base of users for our tracking devices (which will provide us with predictable, monthly revenues), we enter into other license agreements that provide us with regular royalties or subscription revenues, or we consummate other large scale enterprise contracts. As such, the amount of revenues we receive from the sale and use of our products, our subscriptions, and our licensing agreements, will fluctuate and depend upon our customer’s willingness to buy our products, and for our partner’s abilities to sell the products that contain our technology. As with any developing enterprise operating in a specialized and intensely competitive market, we are subject to many business risks which include, but are not limited to, unforeseen negative publicity, competition, product liability and lack of operating experience. Many of the risks may be unforeseeable or beyond our control. There can be no assurance that we will successfully implement our business plan in a timely manner, or generate sufficient interest in our products or services, or that we will be able to market and sell enough products and services to generate sufficient revenues to continue as a going concern.

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

As of March 31, 2018, our executive officers and directors, in the aggregate, beneficially own shares representing approximately 8.24% of our common stock. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination. On matters submitted to our stockholders for approval, holders of our common stock are entitled to one vote per share. If our executive officers and directors choose to act together, they would have significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these individuals, if they chose to act together, would have significant influence on the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

We have issued a substantial amount of convertible promissory notes in the recent past to fund our working capital and other financial needs and may need to do so in the future. A number of the holders of these convertible notes have been converting these promissory notes into shares of our common stock. In addition, a substantial additional number of shares are issuable upon the conversion of currently outstanding convertible notes. The resale of a significant number of these shares into the public market by the investors could depress the market price of our common stock.

Our convertible notes may be converted into shares of our common stock at less than the then-prevailing market price for our common stock if the lenders chooses to convert the notes.

As of December 31, 2017, we had short term convertible notes with outstanding principal balances totaling $1,123,875 and during the first quarter of 2018 we entered into additional short term convertible notes with principal balances of $262,500 all of which can potentially be convertible into shares of the Company’s common stock at prices less than the then-prevailing market price. The lenders for these convertible notes have a financial incentive to convert the notes and realize the profit equal to the difference between the conversion price and the market price. If the convertible notes are converted, the price of our common stock could decrease. See further discussion regarding the conversion features of our convertible debentures in footnote 8 of our Financial Statements included herein.

During 2017, we converted notes payable with principal balances of approximately $392,600 owed to various investors into 174,631,014 shares of our common stock. Our average market price during 2017 was $0.005573 per share. Although our goal is to limit future issuances of such convertible notes, no assurance can be given that we will not have to raise funds from these types of investments in the future.

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

Our articles of incorporation authorizes the issuance of up to 2,071,000,000 shares of common stock with a $0.001 par value, of which 704,248,645 common shares were issued and outstanding as of December 31, 2017 (we also are authorized to issue 10,000,000 preferred shares with a par value of $0.001, none of which have been issued). From time to time we may increase the number of shares available for issuance in connection with our equity compensation plans. Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of preferred stock and may choose to issue some or all of such shares to provide additional financing or acquire more businesses in the future.

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

Not applicable

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. Our common stock is quoted on the over-the-counter market on the OTCPink trading platform under the symbol “GTXO.” The following table sets forth the high and low sale prices for our common stock on the OTCPink market for the periods indicated:

	Year Ended
	December 31, 2017
	High	Low
Quarter ended March 31, 2017	$0.0130	$0.0045
Quarter ended June 30, 2017	$0.0129	$0.0043
Quarter ended September 30, 2017	$0.0053	$0.0028
Quarter ended December 31, 2017	$0.0055	$0.0021

	Year Ended
	December 31, 2016
	High	Low
Quarter ended March 31, 2016	$0.015	$0.005
Quarter ended June 30, 2016	$0.022	$0.007
Quarter ended September 30, 2016	$0.010	$0.006
Quarter ended December 31, 2016	$0.009	$0.005

Holders of Record. As of March 30, 2018, an aggregate of 773,474,456 shares of our common stock were issued and outstanding and were owned by approximately 258 holders of record, based on information provided by our transfer agent. The foregoing number of record holders does not include an unknown number of stockholders who hold their stock in “street name.”

Recent Sales of Unregistered Securities.

On November 15, 2017, we accrued $7,875 of a $63,000 convertible note as part of a one-year advisory agreement. The note is due November 15, 2018 and can be paid in either cash or common stock.

On November 16, 2017, we issued 20,833,33 shares of common stock to an investor for converting $37,500 in debt from a Convertible Note that was issued in the second quarter of 2017.

On December 15, 2017, the Company entered into a Convertible Promissory Agreement with an accredited investor. As a result, we issued a convertible note with a total principal balance of $37,500. The Purchaser may convert their note after six months into common shares in the Company at a price equal to $0.001 The notes bear interest of 12%, no OID, no discount to market or prepayment penalty. The notes mature on June 15, 2018. The notes were issued pursuant to Section 4(a)(2) of the Securities Act of 1933.

Re-Purchase of Equity Securities.

None

Dividends.

We have never declared or paid cash dividends on our capital stock ad we do not anticipate declaring or paying cash dividends on our capital stock in the foreseeable future. Any payments of cash dividends will be at the discretion of our board of directors, and will depend upon our results of operations, earnings, capital requirements, legal and contractual restrictions, and other factors deemed relevant by our board of directors.

Equity Compensation Plan Information.

On March 14, 2008, we adopted the 2008 Equity Compensation Plan (the “2008 Plan”) pursuant to which were authorized to grant stock options, stock awards and stock appreciation rights of up to 7,000,000 shares of common stock to our employees, officers, directors and consultants. The 2008 Plan is administered by the Board of Directors of the Company.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)
2017
Equity compensation plans approved by security holders	-	$-	2,234,877
Equity compensation plans not approved by security holders	-	-	—
Total	-	$-	2,234,877

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following table represents our statement of operations for the years ended December 31, 2017 and 2016:

	Year ended December 31,
	2017		2016
	$	% of Revenues	$	% of Revenues

Revenues	421,735	78%	432,744	62%
Consulting income	116,653	22%	270,826	38%
Total revenues	538,388	100%	703,570	100%
Cost of goods sold	209,773	39%	346,407	50%
Gross Margin	328,615	61%	357,163	50%

Operating expenses:
Wages and benefits	642,199	119%	567,693	81%
Professional fees	285,295	53%	440,438	63%
Sales and marketing expenses	44,446	8%	-	-%
Research and development expenses	49,126	9%	3,619	1%
General and administrative	338,950	63%	268,156	38%
Total operating expenses	1,360,016	252%	1,279,906	183%

Loss from operations	(1,031,401)	-192%	(922,743)	-131%

Other expense/income, net	(234,943)	-44%	(297,613)	-42%
Net loss	(1,266,344)	-235%	(1,220,356)	-173%

Revenues

Product revenues increased in fiscal 2017 by 1% over fiscal 2016. Revenues as a whole in fiscal 2017 decreased by 23% or $165,182 in comparison to fiscal 2016 primarily due to the decrease in consulting fees we received from Inventergy. As per the agreement, in 2017, we transitioned into the licensing and litigation phase which reduced our consulting fees, however going forward we expect as litigation ramps up and licensing contracts get signed the revenue share part of the agreement is expected to increase. In addition, we began to presell our next generation GPS SamrtSoles, the receipt of $30,000 in prepaid sales for our Children’s SmartSoles, were classified to deferred revenue, which can be realized as soon as we ship the product. Revenues from the sale of the GPS SmartSoles and related sales in fiscal 2017 accounted for approximately 79% of total revenues, in comparison to fiscal 2016, in which SmartSole and related sales accounted for approximately 62% of total revenues. The Company’s goal is to generate recurring subscription revenues from the use of all of our tracking products, including the SmartSoles product. The balance of the revenue for fiscal year 2017 is represented by the sales of our new Military products, stand-alone units, consulting and IP licensing.

Cost of goods sold

Cost of goods sold decreased 39% or $136,634 during fiscal 2017 in comparison to fiscal 2016 primarily due to efficiencies in buying and manufacturing costs related to the sales of the SmartSole. As a result, total gross margin, excluding the Inventergy payments, increased from 20% in fiscal 2016 to 50% in fiscal 2017. As we increase our subscription base of monthly recurring fees, total overall gross margins are expected to increase accordingly.

Wages and benefits

Wages and benefits for fiscal 2017 increased $74,506 or 13% compared to fiscal 2016. The increase is a direct result of a growing subscriber base, new product development, and the military contract we received in the fourth quarter of 2017, all of which required an increase in personnel. In addition, due to a growing economy and overall rising wages, we needed to increase the salaries of our entire engineering staff in order to stay competitive in the market place and maintain employee retention, which was critical to the manufacturing of our military products.

Professional fees

Professional fees consist of costs attributable to consultants and contractors who primarily spend their time on legal, accounting, product development, business development, corporate advisory services and investor relations. Such costs decreased $155,143 or 35% in fiscal 2017 compared to fiscal 2016, as noted above, we increased in-house wages but decreased professional fees. Part of the reduction was attributed to allocating more responsibilities from outside contractors and consultants to in-house personnel.

Sale and marketing expenses

Sales and marketing expenses increased by 100% or $44,446 during 2017 in comparison to 2016, which reflects the initiation of online advertising utilizing social media and google ads. This was the first time the Company began direct advertising in order to increase online traffic and retail sales.

Research and development expenses

In 2017 increased our research and development expenses 1,257% as we incurred non-recurring R&D expenses of $49,126 related to the development of our Verizon, Military, Children’s and bio metric product lines, as compared to $3,619 in 2016. With all new products there are initial capital expenses in order to develop porotypes and bring the product to light. As products transitions into production the R&D surrounding those products typically reduces over time.

General and administrative

General and administrative costs during fiscal 2017 increased by $70,794 or 26% in comparison to fiscal 2016 due to the costs related to the launch, marketing and market development associated with our Military, Children’s SmartSoles and new biometric insoles, which increased supplies, equipment, website development and related marketing and sales expenses.

Other expense/income, net

Other expense/income, net decreased by 21%, or $62,670, from fiscal 2016 to fiscal 2017 primarily as a net result of decreased amortization of debt discount. The accounting treatment for the bifurcation of the derivative liabilities embedded in our short-term convertible notes results in a net derivative, non-cash income of $309,142. The derivative loss represents the change in fair value of the derivative liability during the period.

Net loss

Net loss during fiscal 2017 increased by $45,988, or 4%, in comparison to the net loss incurred during fiscal 2016. However, if we adjust for one-time non-recurring research and development and new product launch expenses, we would have realized a 4% decrease in overall net losses.

Liquidity and Capital Resources

As of December 31, 2017, we had $1,454 in cash and $211,118 of other current assets, and $1,887,986 of current liabilities, resulting in a working capital deficit of $1,675,414 compared to $95,431 in cash and a working capital deficit of approximately $1,233,909 as of December 31, 2016.

Net cash used in operating activities was $632,199 for fiscal 2017 compared to $365,553 for fiscal 2016. The increase in net cash used in operating activities was largely attributed to research and development costs, advertising and marketing expenses related to our new product launches, reductions in accounts payable, and the reduction in stock based compensation for professional fees, and the increase in in-house personnel. However, in an effort to preserve cash for working capital needs our entire management team continues to accrue 30-40% of their wages payable.

Net cash provided by financing activities during fiscal 2017 was $546,000 and consisted of proceeds totaling $556,000 received from advances under various convertible note payable agreements. Net cash provided by financing activities during fiscal 2016 was $474,000 and consisted of proceeds totaling $497,000 received from advances under various convertible note payable agreements.

We expect to continue to generate revenues from our product sales, subscriptions, licensing, Track My Work Force, international distributors, hardware sales, professional services, new customers in the pipeline and possibly from the monetization of our IP portfolio by Inventergy Innovations. However, the amount of such revenues is unknown and is not expected to be sufficient to fund our working capital needs. Accordingly, we anticipate that we will have to continue to have negative cash flow from our operations and, therefore, will have to continue to raise additional capital in order to fund our operations in 2017.

In order to continue funding our working capital needs and our product development costs, during 2017 we entered into eighteen (18) separate note and share purchase agreements with four separate, unaffiliated accredited investors. As a result, we issued convertible notes with a total principal balance of $619,000 (the “2017 Convertible Notes”). Some of the 2017 Convertible Notes carry various original issue discounts of 40-51%, no OID or interest and some has no discount and OID’s, but has interest ranging between 10-12%. As a result, in exchange for the 2017 Convertible Notes, we received cash proceeds of $556,000. Prior to 2017, we issued four 2016 Convertible Notes Payable, totaling $249,000 with 20%-26% OID’s, and two 2015 Convertible Notes Payable, totaling $105,000 with 20% OIDs and there are six (6) 2014 Notes that matured after one-year and are convertible into common stock of the Company at $0.015 per share, subject to adjustment and mandatory conversion. These 1,425,000 additional shares of the Company’s common stock are required to be issued to investors because the Convertible Notes issued in 2014 were not repaid or converted prior to June 30, 2015. As of December 31, 2017, none of these additional shares have been issued.

Subsequent to December 31, 2017, we entered into note and share purchase agreements related to inventory financing with an independent accredited investor. As a result, we issued convertible notes with a total principal balance of $262,500 (the “Q1 2018 Convertible Notes”) for cash proceeds of $262,500. These notes carry a 12% interest, no OID, no discount to market or prepayment penalties.

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

As noted above, based on budgeted revenues and expenditures, unless revenues increase significantly, we believe that our existing and projected sources of liquidity may not be sufficient to satisfy our cash requirements for the next twelve months. Accordingly, we will need to raise additional funds in 2017. The sale of additional equity securities will result in additional dilution to our existing stockholders. Sale of debt securities could involve substantial operational and financial covenants that might inhibit our ability to follow our business plan. Any additional funding that we obtain in a financing is likely to reduce the percentage ownership of the Company held by our existing security-holders. The amount of this dilution may be substantial based on our current stock price, and could increase if the trading price of our common stock declines at the time of any financing from its current levels. We may also attempt to raise funds through corporate collaboration and licensing arrangements. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to grant licenses on terms that are not favorable to us. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain the needed additional funding, we may have to further reduce our current level of operations, or, may even have to totally discontinue our operations.

We are subject to many risks associated with early stage businesses, including the above discussed risks associated with the ability to raise capital. Please see the section entitled “Risk Factors” for more information regarding risks associated with our business.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations as of December 31, 2017:

		Payments due by period
	Total	Less than 1 year	1-3 years	More than 3 years
Q4 2014 Notes	$126,000	$126,000	$-	$-
2015 Convertible Notes	305,000	305,000	-	-
2016 Convertible Notes	249,000	249,000	-	-
2017 Convertible Notes	443,875	443,875	-	-
2016 Management Notes	428,997	-	428,997	-
2017 Management Notes	241,050	241,050	-	-
Total	$1,793,922	$1,364,925	$428,997	$-

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses of $1,266,344 and $1,220,356 for the years ended December 31, 2017 and 2016, respectively, has incurred losses since inception resulting in an accumulated deficit of $21,005,763 as of December 31, 2017, and has negative working capital of $1,675,414 as of December 31, 2017. A significant part of our negative working capital position at December 31, 2017 consisted of $981,758 of amounts due to various accredited investors of the Company for convertible promissory notes. The Company anticipates further losses in the development of its business.

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

Product Warranty

The Company’s warranty policy provides repair or replacement of products (excluding GPS Shoe devices) returned for defects within ninety days of purchase. Warranty liabilities are recorded at the time of sale for the estimated costs that may be incurred under our standard warranty. As of December 31, 2017, products returned for repair or replacement have been immaterial. Accordingly, a warranty liability has not been deemed necessary.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act, as amended). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment, management identified material weaknesses related to: (i) our internal review functions, (ii) a lack of segregation of incompatible duties within accounting functions, and (iii) insufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements. As a result, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting were not effective. Due to our size and the limited nature of our operations, segregation of all conflicting duties may not always be possible and may not be economically feasible. These weaknesses are due to our inadequate staffing during the period covered by this report and our lack of working capital to hire additional staff. Although management will periodically re-evaluate this situation, at this point it considers that the risk associated with such lack of segregation of duties and the potential benefits of adding employees to segregate such duties are not cost justified. We are in the process of determining how best to change our current system and implement a more effective system. However, there can be no assurance that implementation of any change will be completed in a timely manner or that it will be adequate once implemented. To the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

Our Chief Executive Officer serves pursuant to an employment agreement that was automatically extended for one year on March 14, 2017, and that will automatically be extended for successive one-year periods if not cancelled by either party. See “Item 10, Executive Compensation – Employment Agreements.”

The following table sets forth information regarding our executive officers and directors.

Name	Position Held	Age	Date First Appointed
Patrick E. Bertagna	President, Chief Executive Officer and Chairman of the Board	54	March 14, 2008
Alex McKean	Chief Financial Officer	54	October 3, 2011
Christopher M. Walsh	Director	68	July 1, 2015
Louis Rosenbaum	VP of Operations & Finance, Director	67	March 14, 2008 (Director) March 1, 2015 (VP)
Andrew Duncan	Director, Audit Committee Member, Corporate Secretary and Treasurer	53	April 2, 2010

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

Based solely on its review of the copies of reporting forms received by the company, the company believes that no Forms 4’s were not filed as required under Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table. The following table sets forth the compensation for the fiscal years ended December 31, 2017 and 2016 for services rendered to us by all persons who served as our Chief Executive Officer and our Chief Financial Officer and most highly compensated executive officers other than our Chief Executive Officer and Chief Financial Officer (collectively, the “Named Executive Officers”) who received compensation in excess of $100,000 in 2017.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 12/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)(3)	Total ($)
Patrick Bertagna(1)	2017	150,000	-	-	-	15,000	165,000
	2016	150,000	-	4,500	-	15,000	169,500

Alex McKean(2)	2017	96,000	-	-	-	-	96,000
	2016	60,000	-	-	-	-	60,000

(1)	Mr. Bertagna, our Chief Executive Officer has agreed to accrue portions of his salary in an effort to preserve cash for other working capital needs of the Company. In 2017, Mr. Bertagna was issued Convertible Notes Payable in the amount of $67,250 as payment for all accrued wages and Board of Director fees thru December 31, 2017. Accordingly, as of December 31, 2017, Mr. Bertagna had no back accrued salary owed. On January 20, 2017, Mr. Bertagna also was granted 250,000 shares of common stock valued at $0.01 per share as compensation for his attendance of Board Meetings.

(2)	Mr. McKean, our Chief Financial Officer has agreed to accrue portions of his salary in an effort to preserve cash for other working capital needs of the Company. In 2017, Mr. McKean was issued a Convertible Notes Payable in the amount of $48,000 as payment for all accrued wages thru December 31, 2017. Accordingly, as of December 31, 2017 no back accrued salary amounts were owed to Mr. McKean for his services as our Chief Financial Officer.

(3)	The values shown in this column include additional employee benefits paid including travel, health insurance, auto lease payments and cellular phone service.

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

The following table summarizes the compensation of each of our directors who is not also a named executive officer for their service as a director for the year ended December 31, 2017. The compensation of Mr. Bertagna, who serves as a director and as our Chief Executive Officer, is described above in the Summary Compensation Table.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Louis Rosenbaum(1)	-	-	1,000	N/A	N/A	10,000	10,000
Andrew Duncan(2)	-	-	1,000	N/A	N/A	10,000	10,000
Christopher Walsh(3)	-	-	1,000	N/A	N/A	10,000	10,000

(1)	Mr. Rosenbaum has provided consulting services to the Company in previous years. During 2017, Mr. Rosenbaum was granted 250,000 shares of common stock valued at $1,000 as payment for his Board attendance. Additionally, Mr. Rosenbaum earned $96,000 in 2017 relating to consulting services, and $10,000 for Board of Director fees, which fees are evidenced by a Convertible Promissory Note.

(2)	Mr. Duncan also provides consulting services to the Company. During 2017, Mr. Duncan was granted 250,000 shares of common stock valued at $1,000 as payment for his Board attendance. Additionally, Mr. Duncan earned $96,000 in 2017 for consulting services, and $10,000 for Board of Director fees, which fees are evidenced by a Convertible Promissory Note.

(3)	Mr. Walsh, was granted 250,000 shares of common stock valued at $1,000, and a Convertible Note for $10,000 as payment for his time as a director in 2017.

On January 10, 2017, we issued 250,000 shares of common stock to each of our board members (total of 1,250,000 shares, valued at $4,000) as compensation for their attendance at a board.

On December 31, 2017, we issued a $10,000 Convertible Note to each of our directors (valued at $40,000) as compensation for their attendance at a board meeting.

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

Alex McKean, was appointed as the Company’s Interim Chief Financial Officer from October 3, 2011 and was appointed full-time in 2015. He is not employed pursuant to a written employment agreement.

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

The following table sets forth certain information as of March 31, 2018, regarding the beneficial ownership of our common stock by (i) each stockholder known by us to be the beneficial owner of more than five percent of our common stock, (ii) by each of our executive officers named in the Summary Compensation Table and our directors and (iii) by all of our executive officers and directors as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned. Unless otherwise noted in the table, the address for each of the persons identified is 117 W 9th Street; Suite 1214, Los Angeles, CA 90015. Beneficial ownership is calculated based upon 579,742,295 shares of common stock issued and outstanding as of March 31, 2018.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Common Stock
Patrick E. Bertagna	23,247,045 shares	3.28%
CEO and Chairman of the Board

Alex McKean	4,106,364 shares	0.58%
Chief Financial Officer

Louis Rosenbaum	10,196,779 shares	1.44%
VP of Operations & Finance, Director

Andrew Duncan	15,437,943 shares	2.18%
Director, Corporate Secretary and Treasurer

Christopher Walsh	5,311,836 shares	0.75%
Director

All directors and named executive officers as a group (5 persons)	58,299,967 shares	8.24%

Other greater than 5% ownership Shareholders	N/A	0%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

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

Related Party Transactions. During 2017, our officers and directors converted $201,050 of deferred back salary and $40,000 of director fees into long-term debt in the form of a Convertible Promissory Notes. The Convertible Promissory Notes mature on March 31, 2019 and accrue interest at a 10% interest rate. The note holders have the right, but not the obligation to convert up to 50% into common or preferred stock of the Company at a conversion price of $0.01 per share.

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

The Audit Committee has appointed LBB & Associates Ltd., LLP as our independent registered public accounting firm. The following table shows the fees that were paid or accrued by us for audit and other services provided by LBB & Associates Ltd., LLP:

	2017	2016
Audit Fees (1)	$59,500	$43,000
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees	-	-
Total	$59,500	$43,000

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our quarterly financial statements and those services normally provided in connection with statutory or regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. This information is presented as of the latest practicable date for this annual report.

(2)	Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.” This category primarily includes services relating to our Registration Statement filed with the Securities Exchange Commission during 2011.

(3)	LBB & Associates Ltd., LLP does not provide us with tax compliance, tax advice or tax planning services.

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

Exhibit Number	Description

3.1	Articles of Incorporation of the Registrant filed with the State of Nevada on April 7, 2006(2)
3.2	Amended and Restated Bylaws of the Registrant(3)
4.1	2008 Equity Compensation Plan(8)
10.1	Employment Agreement between the Registrant and Patrick E. Bertagna dated March 14, 2008(3)
10.2	Form of Securities Purchase Agreement (August 2011 Private Placement)(9)
10.3	Form of Warrant Agreement (August 2011 Private Placement)(9)
10.4	Form of Subscription Application (August 2011 Private Placement)(9)
10.5	Form of Note and Share Purchase Agreement (Q4 2014 and Q1 2015)(5)
10.6	Form of Convertible Promissory Note (Q4 2014 and Q1 2015)(5)
10.7	Form of Note and Share Purchase Agreement (November 2016)(10)
10.8	Form of Warrant Agreement (Q1 2015)(5) Form of Note and Share Purchase Agreement (Q4 2014 and Q1 2015)(5)
10.9	Code of Business Conduct and Ethics(3)Form of Convertible Promissory Note (Q4 2014 and Q1 2015)(11)
10.10	Subsidiaries(5) Form of Warrant Agreement (Q1 2015)(5)
10.11	Form of Note and Warrant Purchase Agreement (Q2 2016)(6)
10.12	Form of Promissory Note (Q2 2016)(6)
10.13	Definitive Agreement, dated June 16, 2016, between the Company and between Inventergy Innovations, LLC(7)*

10.14	Form of Promissory Note Issued to Officers(11)
10.15	Form of Military Purchase Order with Edwards Airforce Base(12)
23.1	Report of Independent Registered Public Accounting Firm(1)
23.2	Code of Business Conduct and Ethics(3)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act(1)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act(1)
32.1	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002(1)
101.INS	XBRL Taxonomy Extension CalculationXBRL Instance Document
101.SCH	XBRL Taxonomy Extension DefinitionXBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension LabelsXBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension PresentationXBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

(1)	Filed herewith.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 as filed December 12, 2006.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 20, 2008.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated March 20, 2009.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated December 31, 2014.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 10-Q dated June 30, 2016.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 10-Q dated September 30, 2016.
(8)	Previously filed on May 22, 2008 as an exhibit to our Registration Statement on Form S-8, File No. 333-151114 and incorporated herein by reference.
(9)	Previously filed on October 3, 2011 as part of the Registrant’s Registration Statement on Form S-1 (File No. 333-177146) and incorporated herein by reference.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 21, 2016.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 10-Q dated March 31, 2017.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 10-Q dated September 30, 2017
*	Certain portions of the Exhibit have been omitted based upon a pending request for confidential treatment filed by us with the SEC. The omitted portions of the Exhibit have been separately filed by us with the SEC

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTX Corp
(Registrant)

Date: March 30, 2018	By:	/s/ Patrick E. Bertagna
Patrick E Bertagna
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Patrick E. Bertagna	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2018

/s/ Alex McKean	Chief Financial Officer (Principal Financial Officer)	March 30, 2018

/s/ Christopher Walsh	Director	March 30, 2018

/s/ Louis Rosenbaum	Director, VP of Operations and Finance (Principal Accounting Officer)	March 30, 2018

/s/ Andrew Duncan	Director, Treasurer, Secretary	March 30, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

GTX Corp

Los Angeles, CA

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GTX Corp (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations and its likely need for additional financing in order to meet its financial obligations raise substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

We have served as the Company’s auditor since 2009.

Houston, Texas

March 30, 2018

GTX CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
ASSETS

Current assets:
Cash and cash equivalents	$1,454	$95,431
Accounts receivable, net	93,130	56,714
Inventory	57,835	110,948
Other current assets	60,153	20,607

Total current assets	212,572	283,700

Property and equipment, net	116,234	135,301
Investment in equity securities	3,230	31,875
Intangible assets	17,520	18,465

Total assets	$349,556	$469,341

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$297,779	$305,761
Accrued expenses	243,675	197,024
Accrued expenses - related parties	45,668	23,992
Deferred revenues	57,934	44,908
Convertible promissory note, net of discount	981,758	867,812
Derivative liabilities	261,172	78,112
Total current liabilities	1,887,986	1,517,609

Long-term convertible debt	-	-
Long-term convertible note – related parties	670,047	428,997

Total liabilities	2,558,033	1,946,606

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 2,071,000,000 shares authorized; 704,248,645 and 510,367,631 shares issued and outstanding at December 31, 2017 and 2016, respectively	704,248	510,367
Additional paid-in capital	18,152,287	17,782,391
Accumulated other comprehensive loss	(59,249)	(30,604)
Accumulated deficit	(21,005,763)	(19,739,419)

Total stockholders’ deficit	(2,208,477)	(1,477,265)

Total liabilities and stockholders’ deficit	$349,556	$469,341

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2017	2016
Revenues	$421,735	$432,744
Consulting income	116,653	270,826
Total revenues	538,388	703,570

Cost of goods sold	209,773	346,407

Gross margin	328,615	357,163

Operating expenses
Wages and benefits	642,199	567,693
Professional fees	285,295	440,438
Sales and marketing expenses	44,446	-
Research and development expenses	49,126	3,619
General and administrative	338,950	268,156

Total operating expenses	1,360,016	1,279,906

Loss from operations	(1,031,401)	(922,743)

Other income (expenses)
Gain (loss) on extinguishment of debt	-	(41,763)
Derivative income	309,142	703,518
Amortization of debt discount	(423,682)	(885,597)
Interest expense	(75,128)	(67,200)
Other expenses	(45,275)	(6,571)

Total other income (expenses)	(234,943)	(297,613)

Net loss	(1,266,344)	(1,220,356)

Components of comprehensive loss:
Unrealized loss on available for sale investment	(59,249)	(30,604)

Comprehensive net loss	$(1,325,593)	$(1,250,960)

Weighted average number of common shares outstanding - basic and diluted	614,124,141	414,360,883

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

See accompanying notes to consolidated financial statements.

GTX CORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance, December 31, 2015	-	$-	355,431,281	355,431	16,982,932	-	(18,519,063)	(1,180,700)
Issuance of common stock for services	-	-	34,050,000	34,050	262,500	-	-	296,550
Issuance of common stock for accrued expenses	-	-	10,421,592	10,421	93,873	-	-	104,294
Issuance of common stock for conversion of debt	-	-	108,464,758	108,465	314,414	-	-	422,879
Issuance of common stock for financing	-	-	2,000,000	2,000	14,000	-	-	16,000
Issuance of warrants	-	-	-	-	114,672	-	-	114,672
Unrealized loss on available for sale investment	-	-	-	-	-	(30,604)	-	(30,604)
Net loss	-	-	-	-	-	-	(1,220,356)	(1,220,356)
Balance, December 31, 2016	-	-	510,367,631	$510,367	$17,782,391	$(30,604)	$(19,739,419)	$(1,477,265)
Issuance of common stock for services	-	-	16,250,000	16,250	78,000	-	-	94,250
Issuance of common stock for accrued expenses	-	-	-	-	-	-	-	-
Issuance of common stock for conversion of debt	-	-	174,631,014	174,631	217,989	-	-	392,620
Issuance of common stock for financing	-	-	3,000,000	3,000	17,325	-	-	20,325
Issuance of warrants and bargain conversion feature	-	-	-	-	56,582	-	-	56,582
Unrealized loss on available for sale investment	-	-	-	-	-	(28,645)	-	(28,645)
Net loss	-	-	-	-	-	-	(1,266,344)	(1,266,344)
Balance, December 31, 2017	-	$-	704,248,645	$704,248	$18,152,287	$(59,249)	$(21,005,763)	$(2,208,477)

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016
Cash flows from operating activities
Net loss	$(1,266,344)	$(1,220,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	62,446	40,935
Bad debt expense	5,159	22,985
Stock-based compensation	133,656	331,385
(Gain) loss on extinguishment of debt	-	41,763
Derivative income	(309,142)	(703,518)
Amortization of debt discount	423,682	885,597
Interest added to debt	-	27,119
Fair value of common stock received as income	-	(20,826)
Changes in operating assets and liabilities:
Accounts receivable	(41,574)	(38,716)
Inventory	53,114	(53,305)
Other current and non-current assets	(74,203)	7,817
Accounts payable and accrued expenses	100,566	60,185
Accrued expenses - related parties	267,415	252,902
Deferred revenues	13,026	480

Net cash used in operating activities	(632,199)	(365,553)

Cash flows from investing activities
Purchase of intangible assets	-	(3,465)
Purchase of property and equipment	(7,778)	(17,419)

Net cash used in investing activities	(7,778)	(20,884)

Cash flows from financing activities
Proceeds from convertible debt	556,000	497,000
Payments on convertible debt	(10,000)	(23,000)

Net cash provided by financing activities	546,000	474,000

Net change in cash and cash equivalents	(93,977)	87,563

Cash and cash equivalents, beginning of period	95,431	7,868

Cash and cash equivalents, end of period	$1,454	$95,431

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$3,529

Supplemental disclosure of noncash investing and financing activities:
Unrealized loss on available for sale investments	$28,645	$30,604
Issuance of common stock for conversion of debt	$430,120	$422,879
Issuance of common stock for accrued expenses	$7,875	$87,000
Debt discount on convertible notes and warrants	$459,611	$185,337
Accrued salaries converted into convertible promissory notes	$241,050	$428,997

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

1. ORGANIZATION AND BASIS OF PRESENTATION

During the periods covered by these financial statements, GTX Corp and subsidiaries (the “Company” or “GTX”) were engaged in businesses that design, develop and sell various interrelated and complementary products and services in the Personal Location Services marketplace. GTX owns 100% of the issued and outstanding capital stock of Global Trek Xploration, Inc. and LOCiMOBILE, Inc.

Global Trek Xploration, Inc. focuses on hardware, software, connectivity, design and development of Global Positioning System (“GPS”) and Bluetooth Low Energy (“BLE”) monitoring and tracking solutions by providing real-time tracking of the whereabouts of people and high valued assets. Utilizing a miniature quad band GPRS transceiver, antenna, circuitry, battery and inductive charging pad our product(s) can be customized and integrated into numerous products whose location and movement can be monitored in real time over the Internet through our 24x7 tracking portal or on a web enabled cellular telephone. Our core products and services are supported by an IP portfolio of patents, patents pending, registered trademarks, copyrights, URLs and a library of software source code. LOCiMOBILE, Inc., has been at the forefront of Smartphone application (“App”) development since 2008. With a suite of mobile applications that turn the iPhone, iPad, Android and other GPS enabled handsets into a tracking device which can be tracked from handset to handset or through our tracking portal or on any connected device with internet access. LOCiMOBILE has launched numerous Apps across multi mobile device operating systems and continues to launch consumer and enterprise apps.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The accompanying consolidated financial statements reflect the accounts of GTX Corp and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses of $1,266,344 and $1,220,356 for the years ended December 31, 2017 and 2016, respectively, has incurred losses since inception resulting in an accumulated deficit of $21,005,763 as of December 31, 2017, and has negative working capital of $1,675,414 as of December 31, 2017. A significant part of our negative working capital position at December 31, 2017 consisted of $981,758 of amounts due to various accredited investors of the Company for convertible promissory notes. The Company anticipates further losses in the development of its business.

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

Allowance for Doubtful Accounts

We extend credit based on our evaluation of the customer’s financial condition. We carry our accounts receivable at net realizable value. We monitor our exposure to losses on receivables and maintain allowances for potential losses or adjustments. We determine these allowances by (1) evaluating the aging of our receivables; and (2) reviewing high-risk customers financial condition. Past due receivable balances are written off when our internal collection efforts have been unsuccessful in collecting the amount due. Our allowance for doubtful accounts was $22,312 as of December 31, 2017 and $10,507 as of December 31, 2016.

Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold in the accompanying consolidated statements of operations.

Product Warranty

The Company’s warranty policy provides repair or replacement of products (excluding GPS Shoe devices) returned for defects within ninety days of purchase. Warranty liabilities are recorded at the time of sale for the estimated costs that may be incurred under our standard warranty. As of December 31, 2017, products returned for repair or replacement have been immaterial. Accordingly, a warranty liability has not been deemed necessary.

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

Inventory

Inventory generally consists of raw materials and finished goods and is valued at the lower of cost (first-in, first-out) or net realizable value. The Company evaluates its inventory for excess and obsolescence on a regular basis. In preparing the evaluation the Company looks at the expected demand for the product, as well as changes in technology, in order to determine whether or not a reserve is necessary to record the inventory at net realizable value. For the years ending December 31, 2017 and 2016 the Company did not recognize any charges to expense associated with excess and obsolete inventory cost adjustments.

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets pursuant to ASC No. 820:

	December 31, 2017
	Fair Value	Input Level
Available for sale marketable securities:
Common stock	$3,230	Level 1

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

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no dilutive shares outstanding as of December 31, 2017 and 2016. Common stock equivalents, totaling 386,364,706 and 117,371,085 at December 31, 2017 and 2016, respectively, were not included in the computation of diluted earnings per share in 2017 and 2016 on the consolidated statements of operations due to the fact that the Company reported a net loss in 2017 and 2016 and to do so would be anti-dilutive for that period.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU No. 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU No. 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU No. 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In July 2015, the FASB issued ASU No. 2015-14 which delayed the effective date of ASU No. 2014-09 by one year (effective for annual periods beginning after December 15, 2017). The Company adopted ASU 2014-09 in the first quarter of fiscal 2018 using the modified retrospective method. The adoption of this standard did not have a material impact on our revenue recognition policies, other than enhanced disclosures related to the disaggregation of revenues from contracts with customers, our performance obligations and any significant judgments.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosure. The new standard is effective for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Adoption of this standard did not have a material impact on our financial statements.

There were other updates recently issued, most of which represented technical clarifications and corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

3. JOINT VENTURE AND INVESTMENT IN EQUITY SECURITIES

On June 16, 2016, the Company entered into a Definitive Agreement with Inventergy Innovations, LLC (“Inventergy”), a subsidiary of Inventergy Global, Inc. (NASDAQ: INVT). The Company partnered with Inventergy to monetize three (3) GTX Patents. Upon signing the Agreement, the Patents were assigned to an Inventergy subsidiary, and Inventergy assigned a 45% interest in the entity to GTX. Inventergy is also obligated to make a sequence of quarterly payments to GTX in 2017, which payments represent non-refundable advances against future royalty and other payments. The Company recognized $75,000 of royalty payments in 2017. Pursuant to a non-exclusive license back to GTX, GTX will still retain all use rights of the 3 patents.

In addition to the Definitive Agreement, the Company entered into a Consulting Agreement with Inventergy for a period of eighteen months. The Company was issued 42,500 shares of restricted common stock of INVT valued at $62,479 on the date of grant, of which 1/6th of the stock vests at the close of each calendar quarter and Inventergy agreed to make five monthly payments to GTX totaling $250,000 through December 2016 as compensation. As of December 31, 2017, we owned 42,500 shares of restricted common stock of INVT at a closing price of $0.076, for a value of $3,230.

The Company uses the equity method to account for its 45% investment in the Inventergy subsidiary. Under the equity method, the Company recognizes its share of the earnings and losses of the subsidiary as they accrue instead of when they are realized. As of December 31, 2017, the Company’s investment in the subsidiary was $0.

4. RELATED PARTY TRANSACTIONS

In order to preserve cash for other working capital needs, various officers, members of management and Board Members agreed to accrue portions of their wages since 2011. As of December 31, 2017, and 2016, the Company owed $0 and $0, respectively, for such accrued wages.

On December 31, 2017, management elected to transfer accrued salaries into long-term convertible promissory notes, due on March 31, 2019, totaling $201,050. The notes will bear a 10% annual interest rate. Management shall have the right, but not the obligation to convert up to 50% of the amount advanced and accrued interest into shares, warrants or options of common or preferred stock of the Company at $0.01 per share.

5. INVENTORY

Inventories consist of the following:

	December 31,
	2017	2016
Raw materials	$33,928	$31,041
Finished goods	23,907	79,907
Total Inventories	$57,835	$110,948

6. PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	December 31,
	2017	2016
Software	$25,890	$19,900
Website development	91,622	91,622
Software development	282,251	246,122
Less: accumulated depreciation	(283,529)	(222,343)

Total property and equipment, net	$116,234	$135,301

Depreciation expense for the years ended December 31, 2017 and 2016 was $62,446 and $40,935, respectively, and is included in general and administrative expenses.

7. CONCENTRATIONS

We currently rely on one manufacturer to supply us with our GPS SmartSole and one manufacturer to supply us with the GPS device included in the GPS SmartSole. The loss of either of these manufacturers could severely impede our ability to manufacture the GPS SmartSole.

During the year ended December 31, 2017, the Company’s customer base and revenue streams were comprised of approximately 53% B2B (Wholesale Distributors and Enterprise Institutions), 24% B2C (consumers and government agencies who bought on the behalf of consumers, through our online ecommerce platform and through Amazon, Google and iTunes), 13% IP (our monetization campaign from consulting, licensing and asserting our patents) and 10% Military and Law Enforcement. As of December 31, 2017, the Company had three customers representing approximately 33%, 29%, and 16% of sales and three customers representing approximately 8%, 23%, and 11% of total accounts receivable, respectively. The Company had two customers representing approximately 23% and 42%, respectively, of sales and one customer representing approximately 32% of total accounts receivable for the year ended December 31, 2016.

During the year ended December 31, 2016, the Company’s customer base was comprised of approximately 42% Wholesale Distributors and Enterprise Institutions and 21% Consumer, 1% Military and Law Enforcement, 36% IP (our monetization campaign from consulting, licensing and asserting).

8. DEBT

The following table summarizes the components of our short-term borrowings:

	December 31, 2017	December 31, 2016

Q4 2014 Convertible Notes	$126,000	$126,000
Q1 2015 Convertible Notes	60,000	60,000
Q2 2015 Convertible Notes	200,000	200,000
Q3 2015 Convertible Notes	45,000	45,000
Q4 2015 Convertible Notes	-	-
Q1 2016 Convertible Notes	60,000	60,000
Q2 2016 Convertible Notes	-	225,431
Q3 2016 Convertible Notes	507,671	507,671
Q4 2016 Convertible Notes	110,326	162,826
Q1 2017 Convertible Notes	15,000	-
Q2 2017 Convertible Notes	187,500	-
Q3 2017 Convertible Notes	112,000	-
Q4 2017 Convertible Notes	370,425	-
Total short-term convertible notes	1,793,922	1,386,928
Less: Debt discount	(142,117)	(90,119)
Convertible notes, net of debt discount	$1,651,805	$1,296,809

Short-term borrowings	$981,758	$867,812

Long-term borrowings	$670,047	$428,997

Short-term derivative liabilities	$261,172	$78,112

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

On November 15, 2017, we issued a $7,785 convertible note as part of a one-year advisory agreement. The note is due November 15, 2018 and can be paid in either cash or common stock.

On November 16, 2017, we issued 20,833,33 shares of common stock to an investor for converting $37,500 in debt from a Convertible Note that was issued in the second quarter of 2017.

On December 15, 2017, the Company entered into a Convertible Promissory Agreement with an accredited investor. As a result, we issued a convertible note with a total principal balance of $37,500. The Purchaser may convert their notes after six months into common shares in the Company at a price equal to $0.002 The notes bear interest of 12%, no OID, no discount to market or prepayment penalty. The notes mature on June 15, 2018. The notes were issued pursuant to Section 4(a)(2) of the Securities Act of 1933.

Derivative liabilities

The conversion features embedded in the convertible notes were evaluated to determine if such conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative. In the convertible notes with variable conversion terms, the conversion feature was accounted for as a derivative liability. The derivatives associated with the term convertible notes were recognized as a discount to the debt instrument and the discount is amortized over the expected life of the notes with any excess of the derivative value over the note payable value recognized as additional interest expense at the issuance date. Amortization of the debt discount totaled $423,682 and $885,597 during the years ended December 31, 2017 and 2016, respectively.

The derivative liability was calculated using the Black Scholes method over the expected terms of the convertible debentures, with a risk free rate of 2% and volatility of 165.68% as of December 31, 2017. Included in Derivative Income in the accompanying consolidated statements of operations is income arising from the change in fair value of the derivatives of $309,142 and $703,518 during the years ended December 31, 2017 and 2016, respectively.

9. INCOME TAXES

The provision for refundable Federal income tax consists of the following as of December 31:

	2017	2016

Federal income tax benefit calculated at statutory rate of 34%	$431,000	$425,000
Less: Stock based compensation expense	(37,000)	(116,000)
Effect of rate change from 34% to 21%	(1,895,000)	-
Change in valuation allowance	1,501,000	(309,000)
Net income tax provision	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at December 31:

	2017	2016
Deferred tax asset attributable to:
Net operating losses carried forward	$3,061,000	$4,562,000
Less: Valuation allowance	(3,061,000)	(4,562,000)
Net deferred tax asset	$-	$-

The Company established a full valuation allowance. The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized.

At December 31, 2017, the Company had an unused net operating loss carryover approximating $14,589,000 that is available to offset future taxable income, which expires beginning in 2028.

10. EQUITY

Common Stock

The Company issued the following shares of common stock for the years ended December 31:

	2017		2016
	Value of Shares	# of shares	Value of Shares	# of shares
Shares issued for services rendered	$94,250	16,250,000	$296,550	34,050,000
Shares issued for accrued salaries and expenses	-	-	104,294	10,421,592
Shares issued for conversion of debt	392,620	174,631,014	422,879	108,464,758
Shares issued for financing	20,325	3,000,000	16,000	2,000,000

Total restricted shares issued	$507,195	193,881,014	$839,723	154,936,350

Shares issued for services rendered were to various members of management, employees and consultants and are generally expensed as Stock-Based Compensation in the accompanying consolidated statement of operations. Also included are shares of common stock issued to our 2017 investors in conjunction with their note and share purchase agreements. Shares issued for accrued salaries and expenses were granted to members of management, Board Members, consultants and employees as payment for portions of amounts owed to them for services rendered in previous periods. Shares issued for conversion of debt relate to conversions of both short and long term debt as discussed in Note 8. Shares issued for financing in 2017 relate to shares granted to investors for their participation in the 2017 financings.

Common Stock Warrants

Since inception, the Company has issued numerous warrants to purchase shares of the Company’s common stock to shareholders, consultants and employees as compensation for services rendered.

A summary of the Company’s warrant activity and related information is provided below:

	Exercise Price $	Number of Warrants
Outstanding and exercisable at December 31, 2015	0.15 - 0.02	11,150,000
Warrants exercised	-	-
Warrants granted	0.0125 - 0.03	18,750,000
Warrants expired	-	-
Outstanding and exercisable at December 31, 2016	0.0125 - 0.03	29,900,000
Warrants exercised	-	-
Warrants granted	0.15 - 0.02	10,000,000
Warrants expired	-	-
Outstanding and exercisable at December 31, 2017	0.0125 - 0.03	39,900,000

Stock Warrants as of December 31, 2017
Exercise	Warrants	Remaining	Warrants
Price	Outstanding	Life (Years)	Exercisable

$0.02	14,900,000	0.97	14,900,000
$0.015	21,350,000	1.14	21,350,000
$0.0125	500,000	1.30	500,000
$0.03	3,150,000	1.51	3,150,000

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

The Company recognizes option expense ratably over the vesting periods. As of December 31, 2012, all options granted were fully vested. Accordingly, no option expense has been recognized during the years ended December 31, 2017 and 2016.

No options were granted during 2017 and 2016.

The Plan provides for the issuance of a maximum of 7,000,000 shares of which, after adjusting for estimated pre-vesting forfeitures and expired options, approximately 2,235,000 were available for issuance as of December 31, 2017.

As of December 31, 2017, after adjusting for estimated pre-vested forfeitures, there was $0 of unrecognized compensation cost related to unvested stock options. The Company intends to issue new shares to satisfy share option exercises.

Stock option activity under the Plan for the period from December 31, 2015 to December 31, 2017 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Grant Date Fair Value
Outstanding at December 31, 2015	452,493	0.08	0.09	14,942
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options cancelled/forfeited/expired	(452,493)	(0.08)	-	(14,942)
Outstanding at December 31, 2016	-	-	-	-
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options cancelled/forfeited/ expired	-	-	-	-
Outstanding at December 31, 2017	-	-	-	$-

Exercisable at December 31, 2017	-	-	-	$-

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

12. SUBSEQUENT EVENTS

On January 1, 2018 the company issued 1,500,000 of warrants exercisable at $0.01 to various staff as bonuses for worked performed in 2017.

On January 8, 2018, the Company entered into a Convertible Promissory Agreement with an accredited investor. As a result, we issued a convertible note with a total principal balance of $37,500. The Purchaser may convert their notes after six months into common shares in the Company at a price equal to $0.002. The notes bear interest of 12%, no OID, no discount to market or prepayment penalty. The notes mature on July 8, 2018. The notes were issued pursuant to Section 4(a)(2) of the Securities Act of 1933.

On January 11, 2018, we issued 29,298,875 shares of common stock to an investor for converting $37,500 in debt from a Convertible Note that was issued in the second quarter of 2017.

On January 11, 2018, we issued 14,705,882 shares of common stock to an investor for converting $15,000 in debt from a Convertible Note that was issued in the first quarter of 2017.

On February 16, 2018, the Company entered into a Convertible Promissory Agreement with an accredited investor. As a result, we issued a convertible note with a total principal balance of $75,000. The Purchaser may convert their notes after six months into common shares in the Company at a price equal to $0.002. The notes bear interest of 12%, no OID, no discount to market or prepayment penalty. The notes mature on July 16, 2018. The notes were issued pursuant to Section 4(a)(2) of the Securities Act of 1933.

On March 8, 2018, we issued 18,421,053 shares of common stock to an investor for converting $28,000 in debt from a Convertible Note that was issued in the third quarter of 2017.

On March 9, 2018, the Company entered into a Convertible Promissory Agreement with an accredited investor. As a result, we issued a convertible note with a total principal balance of $100,000. The Purchaser may convert their notes after six months into common shares in the Company at a price equal to $0.002. The notes bear interest of 12%, no OID, no discount to market or prepayment penalty. The notes mature on August 9, 2018. The notes were issued pursuant to Section 4(a)(2) of the Securities Act of 1933.

On March 22, 2017, the Company entered into a Convertible Promissory Agreement with an accredited investor. As a result, we issued a convertible note with a total principal balance of $50,000. The Purchaser may convert their notes after six months into common shares in the Company at a price equal to $0.002. The notes bear interest of 12%, no OID, no discount to market or prepayment penalty. The notes mature on August 9, 2018. The notes were issued pursuant to Section 4(a)(2) of the Securities Act of 1933.

On March 27, 2018, we paid off, in cash, two Convertible Promissory Notes totaling $56,000 that were issued in the fourth quarter of 2017, and in return for paying off the notes in cash, the noteholder agreed to a lock up agreement not to convert their last two remaining notes until May 30, 2018.

