Form 10-Q
period 2018-03-31
GTX CORP
filed 2018-05-14
CIK 1375793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2018

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-53046

GTX Corp
(Exact name of registrant as specified in its charter)

Nevada	98-0493446
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 773,474,456 common shares issued and outstanding as of May 14, 2018.

GTX CORP AND SUBSIDIARIES

For the quarter ended March 31, 2018

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

GTX CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$22,951	$1,454
Accounts receivable, net	177,315	93,130
Inventory	44,034	57,835
Other current assets	41,566	60,153
Total current assets	285,866	212,572

Property and equipment, net	111,330	116,234
Investment in equity securities	2,032	3,230
Intangible assets	16,890	17,520
Total assets	$416,118	$349,556

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$283,050	$297,779
Accrued expenses	341,820	289,343
Deferred revenues	79,268	57,934
Promissory notes, net of discount	1,136,102	981,758
Derivative liabilities	285,803	261,172
Total current liabilities	2,126,043	1,887,986

Long-term promissory notes – related parties	670,047	670,047
Total liabilities	2,796,090	2,558,033

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 2,071,000,000 shares authorized; 771,222,455 and 704,248,645 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	771,222	704,248
Additional paid-in capital	18,277,883	18,152,287
Accumulated other comprehensive loss	(60,447)	(59,249)
Accumulated deficit	(21,368,630)	(21,005,763)
Total stockholders’ deficit	(2,379,972)	(2,208,477)
Total liabilities and stockholders’ deficit	$416,118	$349,556

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Product sales	$196,897	$70,001
Service income	41,665	37,151
Royalty and consulting income	12,500	35,413
Total revenues	251,062	142,565

Cost of products sold	62,430	53,029
Costs of other revenue	10,986	16,379
Total cost of goods sold	73,416	69,408

Gross margin	177,646	73,157

Operating expenses:
Wages and benefits	167,113	154,582
Sales and marketing	17,384	23,633
Professional fees	67,303	92,079
Research and development expenses	9,080	-
General and administrative	69,038	83,359

Total operating expenses	329,918	353,653

Loss from operations	(152,272)	(280,496)

Other income/(expenses):
Amortization of debt discount	(126,219)	(86,699)
Derivative income/(expense)	8,825	(170,960)
Interest expense	(46,201)	(28,999)

Total other income/(expenses)	(163,595)	(286,658)

Net loss	$(315,867)	$(567,154)

Components of comprehensive loss:
Unrealized loss on available for sale investment	(1,198)	(18,099)

Comprehensive net loss	$(317,065)	$(585,253)

Weighted average number of common shares outstanding - basic and diluted	746,011,975	549,130,294

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(315,867)	$(567,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,033	14,861
Bad debt expense	5,159	16,828
Loss on extinguishment of debt	-	-
Stock-based compensation	12,070	32,250
Derivative expense	(8,825)	170,960
Amortization of debt discount	126,219	86,699
Fair value of common stock received as income	-	(10,413)
Interest expense	9,831
Changes in operating assets and liabilities:
Accounts receivable	(89,344)	(31,372)
Inventory	13,801	51,568
Other current and non-current assets	6,088	(1,042)
Accounts payable and accrued expenses	109,166	10,466
Accrued expenses - related parties	(45,668)	57,178
Deferred revenues	(25,666)	-

Net cash used in operating activities	(185,003)	(169,171)

Cash flows from financing activities:
Proceeds from convertible promissory notes	262,500	97,500
Payments on convertible promissory notes	(56,000)	(10,000)

Net cash provided by financing activities	206,500	87,500

Net change in cash and cash equivalents	21,497	(81,671)

Cash and cash equivalents, beginning of period	1,454	95,431

Cash and cash equivalents, end of period	$22,951	$13,760

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

Supplementary disclosure of noncash financing activities:
Unrealized loss on available for sale investments	$1,198	$18,099
Debt discount on convertible promissory notes	$100,000	$-
Issuance of common stock for conversion of debt	$80,500	$142,097
Debt discount related to derivative liabilities	$23,625	$77,394

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of GTX have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included. Our operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2017, which are included in our Annual Report on Form 10-K.

The accompanying consolidated financial statements reflect the accounts of GTX Corp and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses of $315,867 and $567,154 for the three months ended March 31, 2018 and 2017, respectively, has incurred losses since inception resulting in an accumulated deficit of $21,368,630 as of March 31, 2018, and has negative working capital of $1,840,177 as of March 31, 2018. The Company anticipates further losses in the development of its business.

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

Revenue from Contracts with Customers

Effective January 1, 2018 the Company adopted Accounting Standards Update (“ASU”) no. 2014-09, Revenue from Contracts with Customers (ASC 606). Under the update, revenue is recognized based on a five-step model. The core principle of the model is that revenue will be recognized when the transfer of promised goods or services to customers is made in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Subsequent updates have been issued primarily to provide implementation guidance related to the initial guidance issued in May 2014. The Company has adopted this standard using the modified retrospective approach applied to our military contract that was not completed as of January 1, 2018. The results for the reporting period beginning after January 1, 2018, are presented in accordance with the new standard, although historical information has not been restated and continues to be reported under the accounting standards and policies in effect for those periods. The cumulative effect of accounting change recognized was $47,000 recorded as a decrease to beginning balance of accumulated deficit, and a corresponding increase to deferred revenue, net.

The following table reflects the impact of the adoption of ASC 606 on the Company’s condensed consolidated statements of operations for the three months ended March 31, 2018:

	Three Months Ended March 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Revenues, net	$251,062	$204,062	$47,000
Net loss	$(315,867)	$(362,867)	$(47,000)
Net loss per share available to common stockholders, basic and diluted	$(0.00)	$(0.00)	$(0.00)

See below for additional disclosure.

Revenue Recognition

We account for revenue in accordance with ASC 606. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. We do not have any significant payment terms, as payment is received shortly after goods are delivered or services are provided.

Nature of Services

We derive our revenues primarily from hardware sales, subscription services fees, IP licensing and professional services fees. Hardware includes our SmartSole, Military and other Stand-Alone Devices. Subscription services revenues consist of fees from customers accessing our cloud-based software solutions and subscription or license fees for our platform. Professional services and other revenues consist primarily of fees from implementation services, configuration, data services, training and managed services related to our solutions. IP licensing is related to our agreement with Inventergy whereby we have partnered in order to monetize our IP portfolio.

Performance Obligations and Revenue Recognition

Product sales

At the inception of each contract, we assess the goods and services promised in our contracts and identify each distinct performance obligation. The Company recognizes revenue upon the transfer of control of promised products or services to the customer in an amount that depicts the consideration the Company expects to be entitled to for the related products or services. For the large majority of the Company’s sales, transfer of control occurs once product has shipped and title and risk of loss have transferred to the customer.

Some of our contracts have multiple performance obligations, including contracts that combine hardware with post-implementation customer support. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which we estimate our expected costs of satisfying a performance obligation and add an appropriate margin for that distinct good or service. We also use the adjusted market approach whereby we estimate the price that customers in the market would be willing to pay. In assessing whether to allocate variable consideration to a specific part of the contract, we consider the nature of the variable payment and whether it relates specifically to its efforts to satisfy a specific part of the contract. Certain of our software implementation performance obligations are satisfied at a point in time, typically when customer acceptance is obtained.

Services Income

The Company's software solutions are available for use as hosted application arrangements under subscription fee agreements without licensing perpetual rights to the software. Subscription fees from these applications are recognized over time on a ratable basis over the customer agreement term beginning on the date the Company's solution is made available to the customer. Our subscription contracts are generally one to three months in length. Amounts that have been invoiced are recorded in accounts receivable and deferred revenues or revenues, depending on whether the revenue recognition criteria have been met.

The majority of our professional services arrangements are recognized on a time and materials basis. Professional services revenues recognized on a time and materials basis are measured monthly based on time incurred and contractually agreed upon rates. Certain professional services revenues are based on fixed fee arrangements and revenues are recognized based on the proportional performance method. In some cases, the terms of our time and materials and fixed fee arrangements may require that we defer the recognition of revenue until contractual conditions are met. Data services and training revenues are generally recognized as the services are performed.

Royalty Revenue

Royalty revenue recorded by the Company relates exclusively to the Company’s License and Partnership agreement with Inventergy which provides for ongoing royalties based on monetization of IP licenses. The Company recognizes revenue for royalties under ASC 606, which provides revenue recognition constraints by requiring the recognition of revenue at the later of the following: 1) sale or usage of the products or 2) satisfaction of the performance obligations. The Company has satisfied its performance obligations and therefore recognizes royalty revenue when the sales to which the royalties relate are completed.

Contract Balances

Accounts receivable, net

The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoiced amount, net of any necessary allowance for doubtful accounts. A receivable is recognized in the period the Company provides the underlying services or when the right to consideration is unconditional. The balance of accounts receivable, net of the allowance for doubtful accounts, as of March 31, 2018 and December 31, 2017 is presented in the accompanying condensed consolidated balance sheets.

Deferred revenue

Deferred revenue consists primarily of the transaction price allocated to performance obligations that are recognized over a period of time basis. Billings associated with such items are typically completed upon the transfer of control of promised products or services to the customer and recorded to accounts receivable until payment is received. Deferred costs primarily refer to the recurring fees in excess of a $500 minimum that is prorated over the term of the contract. Deferred revenue also consists of advance payments from customers for uncompleted contracts.

Practical Expedients and Exemptions

The Company does not disclose the value of unsatisfied performance obligations since its contracts generally have an original expected term of one year or less and the Company recognizes revenues at the amount to which it has the right to invoice for services performed.

The Company applies a practical expedient, as permitted within ASC 340, to expense as incurred the incremental costs to obtain a contract when the amortization period of the asset that would have otherwise been recognized is one year or less.

3. JOINT VENTURE AND INVESTMENT IN EQUITY SECURITIES

On June 16, 2016, the Company entered into a Definitive Agreement with Inventergy Innovations, LLC (“Inventergy”), a subsidiary of Inventergy Global, Inc. (NASDAQ: INVT). The Company partnered with Inventergy to monetize three (3) GTX Patents. Upon signing the Agreement, the Patents were assigned to an Inventergy subsidiary, and Inventergy assigned a 45% interest in the entity to GTX. Inventergy is also obligated to make a sequence of quarterly payments to GTX beginning in January 2017, which payments represent non-refundable advances against future royalty and other payments. Pursuant to a non-exclusive license back to GTX, GTX will still retain all use rights of the 3 patents. During the period ended March 31, 2018, the Company has received $12,500 as a non-refundable advance from Inventergy.

The Company uses the equity method to account for its 45% investment in the Inventergy subsidiary. Under the equity method, the Company recognizes its share of the earnings and losses of the subsidiary as they accrue instead of when they are realized. As of March 31, 2018, the Company’s investment in the subsidiary was $0.

As of March 31, 2018, we owned 42,500 shares of restricted common stock of INVT at a closing price of $0.0478, for a value of $2,032.

4. RELATED PARTY TRANSACTIONS

In order to preserve cash for other working capital needs, various officers and members of management have agreed to accrue, and defer payment of, portions of their salaries since fiscal 2011. As of March 31, 2018 and December 31, 2017, the Company owed $36,927 and $0, respectively for such accrued wages.

On September 30, 2016, management elected to periodically transfer accrued salaries into long-term convertible promissory notes. On December 31, 2017, management elected to transfer additional accrued salaries into long-term convertible promissory notes, due on March 31, 2019, totaling $231,050. The notes will bear a 10% annual interest rate. Management shall have the right, but not the obligation to convert up to 50% of the amount advanced and accrued interest into shares, warrants or options of common or preferred stock of the Company at $0.01 per share. As of March 31, 2018, the outstanding balance on the convertible promissory notes is $670,047.

5. DEBT

The following table summarizes the components of our short-term borrowings:

	March 31, 2018	December 31, 2017

Q4 2014 Convertible Notes	$126,000	$126,000
Q1 2015 Convertible Notes	60,000	60,000
Q2 2015 Term Loan	200,000	200,000
Q3 2015 Convertible Notes	45,000	45,000
Q1 2016 Convertible Notes	60,000	60,000
Q3 2016 Convertible and Employee Notes	507,671	507,671
Q4 2016 Employee Notes	110,326	110,326
Q1 2017 Convertible Notes	-	15,000
Q2 2017 Convertible Notes	150,000	187,500
Q3 2017 Convertible Notes	84,000	112,000
Q4 2017 Convertible and Employee Notes	340,175	370,425
Q1 2018 Convertible Notes	262,500	-
Total borrowings	1,945,672	1,793,922
Less: Debt discount	(139,523)	(142,117)
Total borrowings, net of debt discount	$1,806,149	$1,651,805

Short-term borrowings	$1,136,102	$981,758
Long-term borrowings	$670,047	$670,047
Short-term derivative liabilities	$285,803	$261,172

Short-term convertible notes

Convertible Notes

On January 8, 2018, the Company entered into a Convertible Promissory Agreement with an accredited investor. As a result, we issued a convertible note with a total principal balance of $37,500. The Purchaser may convert their notes after six months into common shares in the Company at a price equal to $0.002. The notes bear interest of 12%, no OID, or prepayment penalty, but does include a “BCF” discount (“Beneficial Conversion Feature”). The notes mature on July 8, 2018. The notes were issued pursuant to Section 4(a)(2) of the Securities Act of 1933.

On January 11, 2018, we issued 29,296,875 shares of common stock to an investor for converting $37,500 in debt from a Convertible Note that was issued in the second quarter of 2017.

On January 11, 2018, we issued 14,705,882 shares of common stock to an investor for converting $15,000 in debt from a Convertible Note that was issued in the first quarter of 2017.

On February 16, 2018, the Company entered into a Convertible Promissory Agreement with an accredited investor. As a result, we issued a convertible note with a total principal balance of $75,000. The Purchaser may convert their notes after six months into common shares in the Company at a price equal to $0.002. The notes bear interest of 12%, no OID, or prepayment penalty, but does include a BCF. The notes mature on July 16, 2018. The notes were issued pursuant to Section 4(a)(2) of the Securities Act of 1933.

On March 8, 2018, we issued 18,421,053 shares of common stock to an investor for converting $28,000 in debt from a Convertible Note that was issued in the third quarter of 2017.

On March 9, 2018, the Company entered into a Convertible Promissory Agreement with an accredited investor. As a result, we issued a convertible note with a total principal balance of $100,000. The Purchaser may convert their notes after six months into common shares in the Company at a price equal to $0.002. The notes bear interest of 12%, no OID, or prepayment penalty, but does include a BCF. The notes mature on August 9, 2018. The notes were issued pursuant to Section 4(a)(2) of the Securities Act of 1933.

On March 22, 2018, the Company entered into a Convertible Promissory Agreement with an accredited investor. As a result, we issued a convertible note with a total principal balance of $50,000. The Purchaser may convert their notes after six months into common shares in the Company at a price equal to $0.002. The notes bear interest of 12%, no OID, or prepayment penalty, but does include a BCF. The notes mature on August 9, 2018. The notes were issued pursuant to Section 4(a)(2) of the Securities Act of 1933.

On March 27, 2018, we paid off, in cash, two Convertible Promissory Notes totaling $56,000 that were issued in the fourth quarter of 2017, and in return for paying off the notes in cash, the noteholder agreed to a lock up agreement not to convert their last two remaining notes until May 30, 2018.

Employee Convertible Notes

On March 31, 2018 we accrued an $16,275 in interest expense on $670,047 of employee convertible notes at a rate of 10%

Term Loans

On March 31, 2018 we accrued an $6,904 in interest expense on a $200,000 loan at 14%.

6. EQUITY

Common Stock

On January 11, 2018, we issued 29,296,875 shares of common stock to an investor for converting $37,500 in debt from a Convertible Note that was issued in the second quarter of 2017.

On January 11, 2018, we issued 14,705,882 shares of common stock to an investor for converting $15,000 in debt from a Convertible Note that was issued in the first quarter of 2017.

On March 8, 2018, we issued 18,421,053 shares of common stock to an investor for converting $28,000 in debt from a Convertible Note that was issued in the third quarter of 2017.

The Company issued the following shares of common stock during the three months ended March 31, 2018:

	Value of Shares	Number of Shares
Shares issued for conversion of debt	$80,500	62,423,810
Shares issued for services rendered	12,070	4,550,000
Total shares issued	$92,570	66,973,810

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

During the first quarter of 2018, 11,150,000 warrants expired, bringing the balance to 28,750,000 on March 31, 2018.

A summary of the Company’s warrant activity and related information is provided below:

	Exercise Price $	Number of Warrants
Outstanding and exercisable at December 31, 2017	0.0125 - 0.03	39,900,000
Warrants exercised	-	-
Warrants granted	-	-
Warrants expired	0.015 - 0.02	(11,150,000)
Outstanding and exercisable at March 31, 2018	0.0125 - 0.03	28,750,000

Stock Warrants as of March 31, 2018
Exercise	Warrants	Remaining	Warrants
Price	Outstanding	Life (Years)	Exercisable
$0.02	5,000,000	0.81	5,000,000
$0.015	20,100,000	0.91	20,100,000
$0.0125	500,000	1.05	500,000
$0.03	3,150,000	1.26	3,150,000

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

On January 1, 2018, the company issued 1,250,000 options from the 2008 Plan to various non-management employees for continuity of work and retention. These options will carry a two-year vesting period with an exercise price of $0.01.

After adjusting for issuances, expired and estimated pre-vesting forfeitures, options for approximately 985,000 shares were still available for grant under the 2008 Plan as of March 31, 2018.

7. SUBSEQUENT EVENTS

On April 18, 2018, the Company elected to change its Articles of Incorporation in order to amend the par value for all of its’ 2,071,000,000 shares of common stock from $0.001 to $0.0001 and authorized its preferred shares to have voting rights equal to two-thirds of all the issued and outstanding shares of common stock, shall be entitled to vote on all matters of the corporation, and shall have the majority vote of the board of directors.

On April 18, 2018, an investor purchased two outstanding Q3 2016 Convertible Notes for a total value of $63,000.

On April 18, 2018, 1,000,000 shares of preferred shares were issued to the Board of Directors.

On May 9, 2018, the Company issued 1,500,000 shares to an advisor as per their agreement.

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

Overview

The Company continues to focus on building channels of distribution and expanding its product line of embedded smart wearable GPS devices, Stand-Alone GPS devices and Digital Apps which all funnel into the GTX Corp IoT monitoring platform. Each product line is sold both direct to consumer (B2C) and business to business (B2B) through a global network of resellers, affiliates, distributors, nonprofit organizations, government agencies, police departments, manufacturers reps and retailers. The Company has been ramping up its product distribution and sales channels and, as of March 31, 2018, the Company had live units in the field and / or paying subscribers in over 35 countries, had 4 regional sales reps in the US, 6 retired and active professional athlete brand ambassadors, over 800 online affiliates, products being sold in 3 retail stores and 13 international distributors. Also, we have been issued a vendor number for reimbursement in 10 U.S. states and 2 countries (Canada and Norway). We have also applied for other State and Federal reimbursement codes, grants and private insurance reimbursement along with other health and municipal services in several other countries. If granted, the reimbursements would lower the cost of acquiring and owning our tracking products, which could result in an increase in users of our SmartSole and Stand Alone devices. All product lines are sold with a monthly, quarterly or annual subscription service plan or licensing fees ranging from $2.00 to $35.00 per month. In addition to product service fees the Company also generates revenues through platform and IP licensing fees.

During the period ending March 31, 2018, we delivered our material contract from the Department of the Air Force to supply Edwards Air Force Base (AFB), located in Southern California, with a non-cellular, encrypted GPS technology platform in order to track personnel and equipment on the base. Edwards AFB will be the first military base to deploy this new GPS system which was developed by GTX Corp for large scale installations and bases that need to monitor the location and movement of both human and non-human assets, but due to their remote location or lack of conventional cellular coverage, the system needs to transmit through RF technology, report latitude and longitude coordinates every second and encrypt the data. The customized devices will be enclosed in a hardened military grade encasement with the system consisting of transportable GPS trackers, repeaters, which will be strategically installed throughout the base and a receiving base station. The Personnel/Equipment Tracking System (PETS) will have solar panels to achieve several months of battery life and a base station that collects the encrypted data for display providing real time updates on every moving asset on the base.

Under the AFB contract, GTX Corp will be responsible for the manufacturing, installation and ongoing maintenance and support of the PETS platform. The Company started delivering parts of the contract in 2017 and completed delivery in Q1 2018. All of the hardware, software and firmware was designed, manufactured and coded by the Company at its headquarters in Los Angeles, California. GTX designed the PCB boards in house in order to keep tight control of the entire design and manufacturing processes. Additional equipment and tools have been purchased in preparation for developing future business with the military, GTX Corp has renewed and updated its System for Award Management (SAM) and General Services Administration (GSA) entity registrations and has begun preliminary conversations with other military bases in the U.S. and in several other countries to explore their needs and requirements.

The Company expanded its collaboration agreement with Veristride, Inc., a company that specializes in wearable solutions to analyze gait movement using custom sensors at the foot and biomechanical analytics to provide feedback on how people walk, run and move. Under phase 2 of the agreement GTX has completed the R&D and will begin manufacturing and piloting the new biometric insoles, named BioStride, in Q2. The business value of analyzing gait and gait technology is significant in fall risk detection and prevention, medication reaction, undetected stroke and early prediction of dementia. Being able to accurately monitor changes in gait/stride or activity levels specifically for seniors can have a major impact on their morbidity and mortality. Despite extensive preventive efforts, falling continues to be a major problem for seniors both at home and in community living facilities. Being able to accurately predict falls, strokes or early onset of dementia by wearing a smart non-intrusive footwear device can offer significant advancements in senior care and wellness. GTX has been exploring and evaluating gait technology for several years as the Company strongly believes that there are many benefits that arise from gait analysis and will expand the Company beyond tracking technology and into preventative analytics. This collaboration partnership will enable both companies to focus on their core competencies while rapidly advancing the development of new products and solutions to the market place. We expect to have prototypes and working samples by the end of the year and both companies have already received interest from health institutions looking to pilot this technology or to provide grant money.

As stated last in our recent 10K filing, we have received prototypes of The SmartSole lite, which are being developed for kids, lower disposable income markets and more of general population use and have begun field testing. In February we placed our first production order and expect delivery in Q2 2018. We already have preorders and expect to ship those orders first.

On the IP front, the Company was issued another patent (9,910,862) which is internally called ‘the middle box’. This additional patent is a strong addition to the GTX IP portfolio because it applies to server side processes connecting all 3 aspects of the Company’s business – device, communication and backend server. This new server side patent has 68 claims, adding to its existing 1,000 plus patent claims and open continuation which broadens the influence of the existing GTX IP portfolio. As a pioneer in the wearable tech industry and watching many of the tech giants such as Apple, Samsung, Google and Microsoft strategically navigate their IP, GTX believes in its continued IP investment. Additionally, Inventergy continues to solicit licensing agreements and litigation in the GPS industry. This is a slow and methodical process, however the GTX portfolio keeps on getting larger and stronger through its ongoing continuation filings and we expect to start seeing some monetization results in 2018.

During Q1 2018, the company also received a significant amount of publicity as its flagship product was featured on the Kardashians, won another award in the UK and became available for sale on Amazon. The Company also attended CES and was a Silver Sponsor of SB52 (Super Bowl LII) All of this has created an increase in consumer sales and product awareness.

Results of Operations

The following discussion should be read in conjunction with our interim consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report.

Three Months Ended March 31, 2018 (“Q1 2018”) Compared to the Three Months Ended March 31, 2017 (“Q1 2017”)

	Three Months Ended March 31,
	2018		2017
	$	% of Revenues	$	% of Revenues

Product sales	196,897	78%	70,001	49%
Service income	41,665	17%	37,151	26%
Consulting income	12,500	5%	35,413	25%
Total revenues	251,062	100%	142,565	100%
Cost of products sold	62,430	25%	53,029	37%
Costs of other revenue	10,986	4%	16,739	12%
Cost of goods sold	73,416	29%	69,408	49%
Gross profit	177,646	71%	76,157	51%

Operating expenses:
Wages and benefits	167,113	67%	154,582	108%
Professional fees	67,303	27%	92,079	65%
Sales and marketing expenses	17,384	7%	23,633	17%
Research and development expenses	9,080	4%	-	0%
General and administrative	69,038	27%	83,359	58%
Total operating expenses	329,918	131%	353,653	248%

Loss from operations	(152,272)	-61%	(280,496)	-197%

Other expense, net	(163,595)	-65%	(286,658)	-201%
Net loss	(315,867)	-126%	(567,154)	-398%

Revenues

Product revenues increased in Q1 2018 by 181% or $126,896 over Q1 2017 primarily due to the increase in revenue we received from our military sales. And revenues as a whole in Q1 2018 increased by 76% $108,497 in comparison to Q1 2017. Consulting income from Inventergy decreased 65% or $22,913, as we transitioned into the licensing and litigation phase which reduced our consulting fees, however going forward we expect as litigation ramps up and licensing contracts get signed the revenue share part of the agreement is expected to increase.

In addition, we received another $10,000 preorder for our next generation GPS SmartSoles which were classified to deferred revenue and can be realized as soon as we ship the product, expected in Q2.

During the period ended March 31, 2018, the Company’s customer base and revenue streams were comprised of approximately 15% B2B (Wholesale Distributors and Enterprise Institutions), 17% B2C (consumers and government agencies who bought on the behalf of consumers, through our online ecommerce platform and through Amazon, Google and iTunes), 5% IP (our monetization campaign from consulting, licensing and asserting our patents) and 63% Military and Law Enforcement. During the same period ending March 31, 2017, the Company’s customer base was comprised of approximately 64% B2B (Wholesale Distributors and Enterprise Institution, 19% Consumer or B2C and 17% IP (our monetization campaign from consulting, licensing and asserting).

The Company’s goal is to generate recurring subscription revenues from the use of all of our tracking products.

We had a 41% increase in domestic subscribers and 79% increase in total subscribers for Q1 2018 compared to Q1 2017.

Cost of goods sold

Cost of goods sold increased by 6% or $4,007 during Q1 2018 in comparison to Q1 2017 primarily due to buying and manufacturing costs related to the sales of the new Military contract. Even with the increase in cost of goods related to hardware, the total gross margin, excluding the Inventergy payments, increased from 54% in fiscal 2017 to 79% in fiscal 2018. As we increase our subscription base of monthly recurring fees, total overall gross margins are expected to increase accordingly.

Wages and benefits

Wages and benefits during Q1 2018 increased by 8% or $12,531 in comparison to Q1 2017. The increase is a direct result of a growing subscriber base, new product development, and the servicing the military, all of which required an increase in personnel. In addition, due to a growing economy and overall rising wages, we needed to increase the salaries of our entire engineering staff in order to stay competitive in the market place and maintain employee retention, which was critical to the manufacturing of our military products.

Professional fees

Professional fees consist of costs attributable to consultants and contractors who primarily spend their time on legal, accounting, product development, business development, corporate advisory services and investor relations. Such costs decreased $24,776 or 27% during Q1 2018 as compared to Q2 2017, as noted above, we increased in-house wages but decreased professional fees. Part of the reduction was attributed to allocating more responsibilities from outside contractors and consultants to in-house personnel.

Sales and marketing expenses

Sales and marketing expenses decreased by 26% or $6,249 during Q1 2018 in comparison to Q1 2017, however are expected to ramp up as we begin to launch new products.

Research and development expenses

In Q1 2018 we increased our research and development expenses by 100% as we incurred non-recurring R&D expenses of $9,080 related to the development of our Military, Children’s and bio metric product lines, as compared to $0 in Q1 2017. With all new products there are initial capital expenses in order to develop prototypes and bring the product to light. As products transitions into production the R&D surrounding those products typically reduces over time.

General and administrative

General and administrative costs during Q1 2018 decreased by $14,321 or 17% in comparison to Q1 2017 due to lower allowances and reserves for bad debt.

Other expense, net

Other expense, net decreased 43% or $123,063 from Q1 2017 to Q1 2018 primarily as a result of the non-cash derivative liabilities and the amortization of debt discounts related to debt financings. As of March 31, 2018, the Company had $285,803 in derivative liabilities. Other expense, net also includes interest expenses related to notes.

Net loss

Net loss decreased by 46% or $251,287 from Q1 2017 to Q1 2018 as a result of the non-cash derivative liabilities and the amortization of debt discounts related to debt financings. Strictly on an operational basis, the loss from operations actually decreased by 49% or $128,225 primarily from revenues and the associated gross margins generated by the sale of GPS SmartSoles, Military, and increases in revenues per subscriber (RPS) revenues.

Liquidity and Capital Resources

As of March 31, 2018, we had $22,951 of cash and cash equivalents, and a working capital deficit of $1,840,177, compared to $1,454 of cash and cash equivalents and a working capital deficit of $1,675,414 as of December 31, 2017. A large part of our negative working capital position at March 31, 2018 consisted of $285,803 of derivative liabilities related to unsecured convertible promissory notes and $1,136,102 related to the principal balance of unsecured convertible promissory notes, net of discount. As further described below, since March 31, 2018, we have received a total of $262,500 from the sale of unsecured convertible promissory notes.

During the three months ended March 31, 2018, our net loss was $315,867 compared to a net loss of $567,154 for the three months ended March 31, 2017. Net cash used in operating activities for Q1 2018 and Q1 2017 was $185,003 and $169,171, respectively. Net cash used in operations was higher in Q1 2018 as compared to Q1 2017 primarily due to increased accounts receivable, and the increase in accounts payable.

Net cash provided by financing activities during Q1 2018 was $206,500 and consisted primarily of proceeds totaling $262,500 received from advances under four convertible note payable agreements as well as a $56,000 debt reduction payment on two Convertible Notes. Net cash provided by financing activities during Q1 2017 was $87,500 and consists of proceeds totaling $97,500 received from advances under a convertible note payable agreement as well as a $10,000 debt reduction payment on a Convertible Note.

Because revenues from our operations have, to date, been insufficient to fund our working capital needs, we currently rely on the cash we receive from our financing activities to fund our capital expenditures and to support our working capital requirements The sale of the SmartSole product, and the recurring revenues that we will receive from users, is expected to enhance our liquidity in 2018, although the amount of revenues we receive in 2018 still cannot be estimated.

Until such time as the SmartSoles can support our working capital requirement, we expect to continue to generate revenues from our other licenses, Track My Work Force subscriptions, international distributors, hardware sales, professional services and new customers in the pipeline. However, the amount of such revenues is unknown and is not expected to be sufficient to fund our working capital needs. For our internal budgeting purposes, we have assumed that such revenues will not be sufficient to fund all of our planned operating and other expenditures, especially during the first half of 2018. In addition, our actual cash expenditures may exceed our planned expenditures, particularly if we invest in the development of improved versions of our existing products and technologies, and if we increase our marketing expenses. Accordingly, we anticipate that we will have to continue to raise additional capital in order to fund our operations in 2018. No assurance can be given that we will be able to obtain the additional funding we need to continue our operations.

In order to continue funding our working capital needs and our product development costs, during the first quarter of 2018 we entered into 4 separate note and share purchase agreements with an independent accredited investor. As a result, we issued convertible notes with a total principal balance of $262,500 for cash proceeds of $262,500.

The licensing agreements, distribution agreements and product sales initiatives we have in place have, to date, not generated substantial revenues. No assurance can be given that our current contractual arrangements and the revenues from our GPS SmartSoles, device sales, subscriptions, software licensing, or our smart phone or tablet Apps will generate significant revenues during the balance of 2018.

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

As noted above, based on budgeted revenues and expenditures, unless revenues increase significantly, we believe that our existing and projected sources of liquidity may not be sufficient to satisfy our cash requirements for the next twelve months. Accordingly, we will need to raise additional funds in 2018. The sale of additional equity securities will result in additional dilution to our existing stockholders. Sale of debt securities could involve substantial operational and financial covenants that might inhibit our ability to follow our business plan. Any additional funding that we obtain in a financing is likely to reduce the percentage ownership of the Company held by our existing security-holders. The amount of this dilution may be substantial based on our current stock price and could increase if the trading price of our common stock declines at the time of any financing from its current levels. We may also attempt to raise funds through corporate collaboration and licensing arrangements. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to grant licenses on terms that are not favorable to us. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain the needed additional funding, we may have to further reduce our current level of operations, or, may even have to totally discontinue our operations.

Since inception in 2002, we have generated significant losses. As of March 31, 2018, we had an accumulated deficit of $21,368,630, and we currently expect to incur continued losses until our revenue initiatives collectively generate substantial revenues. Please see the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2017 for more information regarding risks associated with our business.

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

Critical Accounting Policies and Estimates

There are no material changes to the critical accounting policies and estimates described in the section entitled “Critical Accounting Policies and Estimates” under Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

None.

ITEM 1A. RISK FACTORS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 11, 2018, we issued 29,296,875 shares of common stock to an investor for converting $37,500 in debt from a Convertible Note that was issued in the second quarter of 2017.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a)	Exhibits

10.1	Form of Convertible Promissory Note 2018

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTX CORP

Date: May 14, 2018	By:	/s/ ALEX MCKEAN
Alex McKean,
Chief Financial Officer (Principal Financial Officer)

Date: May 14, 2018	By:	/s/ PATRICK BERTAGNA
Patrick Bertagna,
Chief Executive Officer

