Form 10-Q
period 2018-06-30
GTX CORP
filed 2018-08-20
CIK 1375793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2018

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

Yes [  ]. No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,079,695 common shares issued and outstanding as of August 20, 2018.

GTX CORP AND SUBSIDIARIES

For the quarter ended June 30, 2018

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

GTX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018 (Unaudited)	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$68,235	$1,454
Accounts receivable, net	108,456	93,130
Inventory	44,467	57,835
Other current assets	42,600	60,153
Total current assets	263,758	212,572

Property and equipment, net	94,238	116,234
Investment in equity securities	1,386	3,230
Intangible assets	18,640	17,520
Total assets	$378,022	$349,556

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$288,972	$297,779
Accrued expenses	437,248	289,343
Deferred revenues	46,000	57,934
Convertible promissory note, net of discount	1,077,988	981,758
Convertible promissory note – related parties	884,546	-
Term loans	200,000	200,000
Derivative liabilities	303,192	261,172
Total current liabilities	3,237,946	1,887,986

Long-term convertible debt – related parties	-	670,047
Total liabilities	3,237,946	2,558,033

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 1,000,000 shares issued and outstanding	100	-
Common stock, $0.0001 par value; 2,071,000,000 shares authorized; 12,036,300 and 9,389,982 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	902,722	704,248
Additional paid-in capital	18,348,596	18,152,287
Accumulated other comprehensive loss	-	(59,249)
Accumulated deficit	(22,111,342)	(21,005,763)
Total stockholders’ deficit	(2,859,924)	(2,208,477)
Total liabilities and stockholders’ deficit	$378,022	$349,556

See accompanying notes to condensed consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Product sales	$80,263	$74,779	$230,160	$144,780
Service income	54,485	26,132	96,150	63,283
Royalty and consulting income	12,500	36,875	25,000	72,288
Total revenues	147,248	137,786	351,310	280,351

Cost of products sold	31,178	32,888	93,608	85,917
Costs of other revenue	10,885	26,185	21,871	42,564
Total cost of goods sold	42,063	59,073	115,479	128,481

Gross margin	105,185	78,713	235,831	151,870

Operating expenses:
Wages and benefits	218,363	149,078	385,476	303,660
Sales and marketing	6,043	7,724	23,427	31,357
Professional fees	61,121	86,761	128,424	178,840
Research and development expense	(7,184)	-	1,896	-
General and administrative	74,982	92,324	144,019	175,683

Total operating expenses	353,325	335,887	683,242	689,540

Loss from operations	(248,140)	(257,174)	(447,411)	(537,670)

Other income/(expenses):
Noncash financing cost on related party notes	(247,147)	-	(247,147)	-
Amortization of debt discount	(129,636)	(13,070)	(255,855)	(99,769)
Change in fair value of derivative liability	(17,389)	370,328	(8,564)	199,368
Unrealized loss on available for sale investment	(647)	(7,826)	(1,844)	(25,925)
Interest expense	(39,308)	(35,878)	(85,509)	(64,877)

Total other income/(expenses)	(434,127)	313,554	(598,919)	8,797

Net income (loss)	$(682,267)	$56,380	$(1,046,330)	$(528,873)

Weighted average number of common shares outstanding - basic and diluted	10,847,215	7,953,994	10,401,939	7,639,612

Net income (loss) per common share - basic and diluted	$(0.06)	$0.01	$(0.10)	$(0.07)

See accompanying notes to condensed consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,046,330)	$(502,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35,126	29,722
Bad debt expense	5,159	16,738
Stock-based compensation	17,770	96,650
Noncash financing cost on related party notes	214,499	-
Gain on extinguishment of derivative liability	(98,644)	-
Change in fair value of derivative liability	107,208	(199,368)
Amortization of debt discount	255,855	99,769
Fair value of preferred shares issued to management	46,363	-
Fair value of common stock received as income	1,845	(20,826)
Changes in operating assets and liabilities:
Accounts receivable	(20,485)	(27,589)
Inventory	13,368	18,182
Other current and non-current assets	15,803	(29,760)
Accounts payable and accrued expenses	220,346	33,173
Accrued expenses - related parties	(45,668)	98,044
Deferred revenues	(11,934)	3,713
Net cash used in operating activities	(289,719)	(384,500)

Cash flows from investing activities:
Purchase of property and equipment	(12,500)	(14,700)
Net cash used in investing activities	(12,500)	(14,700)

Cash flows from financing activities:
Proceeds from convertible promissory notes	425,000	322,500
Payments on convertible promissory notes	(56,000)	(10,000)
Net cash provided by financing activities	369,000	312,500

Net change in cash and cash equivalents	66,781	(86,700)

Cash and cash equivalents, beginning of period	1,454	95,431

Cash and cash equivalents, end of period	$68,235	$8,731

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

Supplementary disclosure of noncash financing activities:
Unrealized loss on available for sale investments	$-	$25,925
Issuance of stock for accrued expenses	$25,750	$-
Issuance of common stock for conversion of debt	$149,500	$272,597
Debt discount on convertible notes payable	$181,250	$-
Debt discount recorded as derivative liabilities	$33,456	$221,438

See accompanying notes to condensed consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance, December 31, 2017	-	-	9,389,982	$704,248	$18,152,287	$(59,249)	$(21,005,763)	$(2,208,477)
Cumulative effect of implementing ASU 2016-01	-	-	-	-	-	59,249	(59,249)	-
Issuance of common stock for services	-	-	80,667	6,050	11,720	-	-	17,770
Issuance of preferred stock for services	1,000,000	100	-	-	46,263	-	-	46,363
Issuance of common stock for conversion of debt	-	-	2,565,651	192,424	(42,924)	-	-	149,500
Fair value of beneficial conversion feature on convertible notes	-	-	-	-	181,250	-	-	181,250
Net loss	-	-	-	-	-	-	(1,046,330)	(1,046,330)
Balance, June 30, 2018	1,000,000	$100	12,036,300	$902,722	$18,348,596	$-	$(22,111,342)	$(2,859,924)

See accompanying notes to condensed consolidated financial statements.

GTX CORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

During the periods covered by these financial statements, GTX Corp and subsidiaries (collectively, the “Company,” “GTX,” “we” or “our”) were engaged in businesses that design, develop manufacture and sell various interrelated and complementary products and services in the Personal Location Wearable Technology marketplace. GTX Corp owns 100% of the issued and outstanding capital stock of Global Trek Xploration and LOCiMOBILE, Inc.

Global Trek Xploration designs, develops, manufactures and sells hardware, software, connectivity services of Global Positioning System (“GPS”) cellular, RF and Bluetooth Low Energy (“BLE”) monitoring and tracking solutions that provide real-time tracking of the whereabouts of people and high valued assets. Utilizing a miniature quad band GPRS transceiver, antenna, circuitry, battery and inductive charging circuitry, our product(s) can be customized and integrated into numerous products and form factors whose location and movement can be monitored in real time through our 24x7 tracking portal or web enabled mobile devices Our core products and services are supported by an extensive IP portfolio of patents, patents pending, registered trademarks, copyrights, URLs and a library of software source code.

LOCiMOBILE, Inc. develops Smartphone application (“App”) for both consumer and enterprise deployment. With a suite of mobile applications that turn the iPhone, iPad, Android and other GPS enabled handsets into a tracking device which can be tracked from handset to handset or through our tracking portal or on any connected device with internet access. LOCiMOBILE has launched numerous Apps across multiple mobile device operating systems and continues to launch consumer and enterprise apps. LOCiMOBILE apps have over 2 million downloads across 50 plus countries and have been ranked in the iTunes top 10 downloads and highest grossing App category.

Basis of Presentation

The accompanying unaudited consolidated financial statements of GTX have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included. Our operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2017, which are included in our Annual Report on Form 10-K.

The accompanying consolidated financial statements reflect the accounts of GTX Corp and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

On June 22, 2018, as previously disclosed, the Company effected a 1-for-75 reverse stock split of its common stock. All references to shares of common stock outstanding, average number of shares outstanding and per share amounts in these consolidated financial statements and notes to consolidated financial statements have been restated to reflect the reverse stock split on a retroactive basis.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a net loss of $1,046,330 and used cash in operations of $289,719 for the six months ended June 30, 2018 and as of June 30, 2018 has a stockholders’ deficit of $2,859,924. The Company anticipates further losses in the development of its business.

The Company’s independent registered public accounting firm has also included explanatory language in their opinion accompanying the Company’s audited financial statements for the year ended December 31, 2017. The Company’s financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

The carrying values for cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued liabilities approximate their fair value due to their short maturities. The Company uses Level 2 inputs for its valuation methodology for the derivative liabilities.

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

Revenue

Effective January 1, 2018 the Company adopted Accounting Standards Update (“ASU”) no. 2014-09, Revenue from Contracts with Customers (ASC 606). Under the update, revenue is recognized based on a five-step model. The core principle of the model is that revenue will be recognized when the transfer of promised goods or services to customers is made in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The adoption of this standard did not result in any changes to previously reported amounts.

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

We derive our revenues primarily from hardware sales, subscription services fees, IP licensing and professional services fees. Hardware includes our SmartSole, Military and other Stand-Alone Devices. Subscription services revenues consist of fees from customers accessing our cloud-based software solutions and subscription or license fees for our platform. Professional services and other revenues consist primarily of fees from implementation services, configuration, data services, training and managed services related to our solutions. IP licensing is related to our agreement with Inventergy whereby we have partnered in order to monetize our IP portfolio (see, Note 3, below).

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

Services Income

The Company’s software solutions are available for use as hosted application arrangements under subscription fee agreements without licensing perpetual rights to the software. Subscription fees from these applications are recognized over time on a ratable basis over the customer agreement term beginning on the date the Company’s solution is made available to the customer. Our subscription contracts are generally one to three months in length. Amounts that have been invoiced are recorded in accounts receivable and deferred revenues or revenues, depending on whether the revenue recognition criteria have been met.

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

Accounts receivable, net

The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoiced amount, net of any necessary allowance for doubtful accounts. A receivable is recognized in the period the Company provides the underlying services or when the right to consideration is unconditional. The balance of accounts receivable, net of the allowance for doubtful accounts, as of June 30, 2018 and December 31, 2017 is presented in the accompanying condensed consolidated balance sheets. The Company established an allowance for doubtful accounts of $14,056 and $22,312 as of June 30, 2018 and December 31, 2017, respectively.

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

Loss per Common Share

Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing the net income applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Potential common shares are excluded from the computation when their effect is antidilutive.

For the periods ended June 30, 2018 and 2017, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	June 30, 2018	June 30, 2017
Convertible promissory notes	8,079,388	8,568,609
Convertible promissory notes related parties	1,179,394	611,959
Warrants	366,667	398,667
Total	9,625,459	9,599,235

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Topic 842). ASU 2016-02 requires a lessee to record a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, on the balance sheet for all leases with terms longer than 12 months, as well as the disclosure of key information about leasing arrangements. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. ASU 2016-02 requires classification of all cash payments within operating activities in the statement of cash flows. Disclosures are required to provide the amount, timing and uncertainty of cash flows arising from leases. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company has not yet evaluated the impact of the adoption of ASU 2016-02 on the Company’s financial statement presentation or disclosures.

In June 2018, the FASB issued Accounting Standards Update 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Revenue from Contracts with Customers (Topic 606). ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company will adopt the provisions of ASU 2018-07 in the quarter beginning January 1, 2019. The adoption of ASU 2018-07 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

Other recent accounting pronouncements issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

3. JOINT VENTURE AND INVESTMENT IN EQUITY SECURITIES

Joint Venture Agreement

On June 16, 2016, the Company entered into a Definitive Agreement with Inventergy Innovations, LLC (“Inventergy”), a subsidiary of Inventergy Global, Inc. (NASDAQ: INVT). The Company partnered with Inventergy to monetize three (3) GTX Patents. Upon signing the Agreement, the Patents were assigned to an Inventergy subsidiary, and Inventergy assigned a 45% interest in the entity to GTX. Inventergy is also obligated to make a sequence of quarterly payments to GTX beginning in January 2017, which payments represent non-refundable advances against future royalty and other payments. Pursuant to a non-exclusive license back to GTX, GTX will still retain all use rights of the 3 patents. During the period ended June 30, 2018, the Company has received $12,500 as a non-refundable advance from Inventergy.

The Company uses the equity method to account for its 45% investment in the Inventergy subsidiary. Under the equity method, the Company recognizes its share of the earnings and losses of the subsidiary as they accrue instead of when they are realized. As of June 30, 2018 and December 31, 2017, the Company’s investment in the subsidiary was $0.

Investment in Equity Securities

As of June 30, 2018, we own 42,500 shares of common stock of INVT at a closing price of $0.0326, for a value of $1,386. The Company previously accounted for this as an investment in available for sale securities, and as such unrealized gains and losses were recorded as adjustment to accumulated other comprehensive income.

In January 2018, the Company adopted ASU 2016-01, Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01 using the modified retrospective transition method. Upon adoption, we reclassified $59,249 related to available-for-sale investment securities from accumulated other comprehensive income to accumulated deficit as a cumulative-effect adjustment. Under the new guidance, these securities will continue to be measured at fair value; however, the changes in unrealized net holding gains and losses will be reported in earnings. Comparative information continues to be reported under the accounting standards in effect for the period. The effect of the change for the three months ended June 30, 2018 was an increase to net loss of approximately $1,844, which is included in Other income (expense) on the Condensed Consolidated Statements of Operations.

4. RELATED PARTY TRANSACTIONS

In order to preserve cash for other working capital needs, various officers and members of management have agreed to accrue, and defer payment of, portions of their salaries since fiscal 2011. As of June 30, 2018 and December 31, 2017, the Company owed $94,886 and $0, respectively for such accrued wages which are included in accounts payable on the balance sheet.

5. DEBT

Convertible Notes

As of June 30, 2018 and December 31, 2017, the Company had a total of $1,174,875 and $923,875, respectively, of convertible notes payable, which consisted of the following:

	June 30, 2018	December 31, 2017
a) Convertible Notes – with fixed conversion	$911,000	$517,500
b) Convertible Notes – with variable conversion	273,875	406,375
Total	1,184,875	923,875
Less: Debt discount	(106,887)	(142,117)
Total convertible notes, net of debt discount	$1,077,988	$781,758

a)	Convertible notes payable with principal balance of $517,500 as of December 31, 2017 consist of loans provided to the Company from various investors. These notes carry simple interest at a rate ranging from 0% to 12% per annum and with terms ranging from 1 to 2 years. In lieu of the repayment of the principal and accrued interest, the outstanding amounts are convertible, at the option of the note holder, generally at any time on or prior to maturity and automatically under certain conditions, into the Company’s common shares at $0.015 to $0.002 per share. These notes became due in 2017 and prior.

During the period ended June 30, 2018, the Company entered into Convertible Promissory Agreements with accredited investors for an aggregate principal balance of $425,000. The Purchasers may convert their notes after six months into common shares in the Company at a price equal to $0.15. The notes bear interest of 12% mature at various dates ranging from four to six months. The notes were issued pursuant to Section 4(a)(2) of the Securities Act of 1933

On the dates of the agreement, the closing price of the common stock range from $0.0018 to $0.23 per share. As the conversion price embedded in the note agreements was below the trading price of the common stock on the dates of issuance, a beneficial conversion feature (BCF) was recognized at the date of issuance. The Company recognized a debt discount at the date of issuance in the aggregate amount of $181,250 related to the intrinsic value of beneficial conversion feature. During the period ended June 30, 2018 the Company amortized $148,852 of debt discount leaving an unamortized balance of $95,410 at June 30, 2018. See subsequent events for Amendment to the Notes.

b)	Convertible notes payable with principal balance of $406,375 as of December 31, 2017 consist of loans provided to the Company from various investors. During the period ended June 30, 2018, the Company entered into Convertible Promissory Agreement with a third party for a principal balance of $41,500. These notes are non-interest bearing and with terms ranging from 1 to 2 years. In lieu of the repayment of the principal and accrued interest, the outstanding amounts are convertible, at the option of the note holder, generally at any time on or prior to maturity and automatically under certain conditions, into the Company’s common shares at 60% of the lowest trading price in the prior 30 days.

The Company determined that since the conversion floor of these notes had no limit to the conversion price, the Company could no longer determine if it had enough authorized shares to fulfil its conversion obligation. As such, pursuant to current accounting guidelines, the Company determined that the conversion feature of these notes created a derivative with a fair value totaling $303,192 at the date of issuances and recorded it as a valuation discount to be amortized over the life of the notes. During the period ended June 30, 2018, the Company recognized a debt discount of $33,456 related to the note issued during the current period. Unamortized debt discount as of December 31, 2017 was $107,742. During the period ended June 30, 2018, the Company recorded an amortization of debt discount of $142,584 and recorded it as interest expense. Unamortized debt discount as of June 30, 2018 was $11,477.

During the six-month period ended June 30, 2018, we issued 1,165,651 shares of common stock to convert $118,000 of outstanding convertible notes.

Convertible Notes Due to Related Parties

On September 30, 2016, management elected to convert accrued salaries into long-term convertible promissory notes. The balance of such note at December 31, 2016 was $438,997. On December 31, 2017, management elected to transfer additional accrued salaries into long-term convertible promissory notes, due on March 31, 2019, totaling $231,050 and are due 18 months after issuance. The notes bear a 10% annual interest rate. Management shall have the right, but not the obligation to convert up to 50% of the amount advanced and accrued interest into shares, warrants or options of common or preferred stock of the Company at $0.75 per share. As of December 31, 2017, outstanding balance on the convertible note was $670,047.

During the period ended June 30, 2018, the Company recognized additional notes with an aggregate amount of $214,499 which represent 50% of the related party notes that matured on March 31, 2018. The notes are due on March 31, 2019. Such amount was recorded as noncash financing cost during the six months ended June 30, 2018. As of June 30, 2018, the outstanding balance on the convertible promissory notes was $884,546.

On June 30, 2018 we had accrued $24,643 in interest expense on $670,047 of employee convertible notes at a rate of 10%.

Term loans

In 2015, the Company entered into an unsecured term loan agreement with a third party for an aggregate principal balance of $200,000 at an interest rate of 14% per annum. The term loan became due on April 14, 2017. The principal balance outstanding on the note as of June 30, 2018 and December 31, 2017 was $200,000 and is past due.

6. DERIVATIVE LIABILITY

Under authoritative guidance used by the FASB on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The Company has issued certain convertible notes whose conversion price is based on a future market price. However, since the number of shares to be issued is not explicitly limited, the Company is unable to conclude that enough authorized and unissued shares are available to share settle the conversion option.

As a result, the conversion option is classified as a liability and bifurcated from the debt host and accounted for as a derivative liability in accordance with ASC 815 and will be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

At December 31, 2017, the balance of the derivative liabilities was $261,172. During the period ended June 30, 2018, the Company recorded a decrease in derivative liability of $33,456 and recorded an extinguishment of debt of $98,644 related to notes that were converted. During the period ended June 30, 2018, the Company recorded an increase in derivative liability of $107,208. At June 30, 2018, the balance of the derivative liabilities was $303,192.

At June 30, 2018 and December 31, 2017, the derivative liabilities were valued using a probability weighted Black-Scholes-Merton pricing model with the following assumptions:

	June 30, 2018	December 31, 2017
Conversion feature:
Risk-free interest rate	2.11%	1.53%
Expected volatility	181.83%	165.68%
Expected life (in years)	.1 to .5 years	.1 to .5 years
Expected dividend yield	-	-
Fair Value:
Conversion feature	$303,192	$261,172

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The Company uses the historical volatility of its common stock to estimate the future volatility for its common stock. The expected life of the conversion feature of the notes was based on the remaining contractual term of the notes. The expected dividend yield was based on the fact that the Company has not paid dividends to its common stockholders in the past and does not expect to pay dividends to its common stockholders in the future.

7. EQUITY

Preferred Stock

During the six months ended June 30, 2018, the Company authorized its preferred shares to have voting rights equal to two-thirds of all the issued and outstanding shares of common stock, shall be entitled to vote on all matters of the corporation, and shall have the majority vote of the board of directors. The subject preferred stock lacks any dividend rights, does not have liquidation preference, and is not convertible into common stock. During the six months ended June 30, 2018, the Company issued one million shares to certain officers and board members. The Company retained a third-party valuation firm whose input was utilized in determining the related per share valuation of the preferred shares. Based on the valuation report, the fair value of the preferred shares was determined to be $0.0463 per share or an aggregate of $46,363.

Common Stock

On June 22, 2018, the Company effected 1-for-75 reverse stock split of its common shares. All share amounts and per share amounts have been have been retroactively restated to reflect the split as if it had occurred as of the earliest period presented.

During the six months ended June 30, 2018, we issued 2,565,651 shares of common stock to noteholders upon conversion of $149,500 convertible notes.

The Company issued the following shares of common stock during the three months ended June 30, 2018:

	Value of Shares	Number of Shares
Shares issued for conversion of debt	$149,500	2,565,650
Shares issued for services rendered	17,770	80,667
Total shares issued	$167,270	2,646,317

During the period ended June 30, 2018, the Company issued 80,667 shares of common stock for services rendered to various members of management, the Board of Directors, employees and consultants. The fair value of the shares was determined to be $17,770 and was recorded Stock-Based Compensation in the accompanying consolidated statement of operations.

Common Stock Warrants

Since inception, the Company has issued warrants to purchase shares of the Company’s common stock to shareholders, consultants and employees as compensation for services rendered and/or through private placements.

A summary of the Company’s warrant activity and related information is provided below (the exercise price and the number of shares of common stock issuable upon the exercise of outstanding warrants have been adjusted to reflect a 1-for-75 reverse stock split.):

	Exercise Price $	Number of Warrants
Outstanding and exercisable at December 31, 2017	0.9375 – 2.25	532,000
Warrants exercised	-	-
Warrants granted	-	-
Warrants expired	1.125 – 1.50	(165,333)
Outstanding and exercisable at June 30, 2018	0.9375 - 2.25	366,667

Stock Warrants as of June 30, 2018
Exercise	Warrants	Remaining	Warrants
Price	Outstanding	Life (Years)	Exercisable
$1.5	66,667	0.69	66,667
$1.125	251,333	0.68	251,333
$0.9375	6,667	0.80	6,667
$2.25	42,000	1.01	42,000

8. SUBSEQUENT EVENTS

On July 11, 2018, the Company’s 75-1 reverse of its common shares was approved by FINRA.

On July 18, 2018 a 6,667 share warrant priced at $1.125 and at a closing price of $0.1499 was converted into 458,395 shares of common stock.

On July 30, 2018 we received $35,000 from an accredited investor for a Convertible Promissory Agreement with the following terms. The Purchaser may convert the note after six months into common shares in the Company at a price equal to $0.75. The notes bear interest of 12% and is due and payable on demand.

On July 18, 2018, we amended a 4th quarter 2017 Note to reflect a change in conversion price from $0.002 to $0.02.

On August 3, 2018, we signed a contract with a reseller and strategic partner for securing government and private sector deals and acting as a non-exclusive reseller of the Company’s products and services. Under the terms of the one-year agreement, the partner received 250,000 warrants and will also receive sales commissions ranging from 3% to 12% depending on the sales transaction, and bonus warrants if the first transaction is valued at over $50,000.

On August 7, 2018, we paid down two fourth quarter of 2014 Convertible Notes by $1,000 each.

On August 7, 2018, we issued 585,000 shares of common stock to an investor for converting $11,700 in debt and interest at a conversion price of $0.02, that was issued in the first quarter of 2018.

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

Introduction

Unless otherwise noted, the terms “GTX Corp”, the “Company”, “we”, “us”, and “our” refer to the ongoing business operations of GTX Corp and our wholly-owned subsidiaries, Global Trek Xploration, and LOCiMOBILE, Inc. Unless otherwise indicated, all information in this Form 10-Q gives effect to a 1-for-75 reverse stock split of GTX Corp’s common stock, that became effective as of 5:00 p.m. Nevada Time on June 22, 2018. All common shares and per share amounts have been adjusted to reflect such reverse stock split.

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

Overview

The Company continues to focus on building channels of distribution and expanding its product line of embedded smart wearable GPS devices, Stand-Alone GPS devices and Digital Apps which all funnel into the GTX Corp IoT monitoring platform. Each product line is sold both direct to consumer (B2C) and business to business (B2B) through a global network of resellers, affiliates, distributors, nonprofit organizations, government agencies, police departments, manufacturers reps and retailers. The Company has been ramping up its product distribution and sales channels and, as of June 30, 2018, the Company had live units in the field and / or paying subscribers in over 35 countries, had 7 regional sales reps in the US, 6 retired and active professional athlete brand ambassadors, over 900 online affiliates, products being sold in several retail stores in the U.S. and UK, and 13 international distributors. Also, we have been issued a vendor number for reimbursement in 11 U.S. states and 2 countries (Canada and Norway). We have also applied for other State and Federal reimbursement codes, grants and private insurance reimbursement along with other health and municipal services in several other countries. If granted, the reimbursements would lower the price paid by customers for acquiring and owning our tracking products, which could result in an increase in users of our SmartSole and Stand-Alone devices. All product lines are sold with a monthly, quarterly or annual subscription service plan or licensing fees ranging from $2.00 to $35.00 per month. In addition to the subscription service fees the Company also generates revenues through IoT platform and IP licensing fees.

During the quarter ending June 30, 2018, the Company unveiled its strategic corporate initiatives to up list to the OTCQB, do a reverse split, secure a round of funding at a premium to market, and hire a new audit firm and communication team, as part of our comprehensive plan to make the public facing side of the business more reflective of the Company’s true value. As a result of this initiative, the Company appointed Weinberg & Company P.A. as its new independent registered public accountant, obtained a one-year commitment for approximately $900,000 of convertible note funding from an institutional investor, and effected a 1-for-75 reverse stock split.

During the period ending June 30, 2018 we launched several new products, including our new children’s size SmartSole, Invisabelt for toddlers and the Take –Along World Tracker. While we also advanced the development of our BioStride and Rifle tracker. With the addition of these 3 new products we significantly expanded our market reach on numerous fronts. First by adding kid’s products, we have the ability to further penetrate the autistic market and also address the market for children without disabilities. By launching the World Tracker, which is capable of operating seamlessly in over 180 countries (Japan and Korea excluded) at an introductory price of $89.00. we now offer a low price point global device aimed at more price sensitive customers or customers in under developed countries.

Results of Operations

The following discussion should be read in conjunction with our interim consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report.

Three Months Ended June 30, 2018 (“Q2 2018”) Compared to the Three Months Ended June 30, 2017 (“Q2 2017”)

	Three Months Ended June 30,
	2018		2017
	$	% of Revenues	$	% of Revenues

Product sales	80,263	55%	74,779	54%
Service income	54,485	37%	26,132	19%
Consulting income	12,500	8%	36,875	27%
Total revenues	147,248	100%	137,786	100%
Cost of products sold	31,178	21%	32,888	24%
Costs of other revenue	10,885	78%	26,185	19%
Cost of goods sold	42,063	29%	59,073	43%
Gross profit	105,185	71%	78,713	57%

Operating expenses:
Wages and benefits	218,363	148%	149,078	108%
Sales and marketing expenses	6,043	4%	7,724	6%
Professional fees	61,121	42%	86,761	63%
Research and Development expense	(7,184)	-5%	-	0%
General and administrative	74,982	51%	92,324	67%
Total operating expenses	353,325	240%	335,887	244%

Loss from operations	(248,140)	-169%	(257,174)	-187%

Other income (expense)	(434,127)	-295%	313,554	228%
Net income (loss)	(682,267)	-463%	56,380	41%

Revenues

For the three-month period ending June 30, 2018 overall revenues increased by 7%, with product revenues increasing by 7% or $5,484 over Q2 2017 primarily due to increased sales of our SmartSoles, products, while recurring revenues in Q2 2018 increased by 108% or $28,353 in comparison to Q2 2017. Consulting income from Inventergy Innovations, LLC (“Inventergy”) decreased 66% or $24,375, as we transitioned into the licensing and litigation phase (which reduced our consulting services and fees). However, if Inventergy’s litigation is successful, or if licensing contracts get signed, our revenue share of the Inventergy arrangement is expected to increase.

During the period ended June 30, 2018, the Company’s customer base and revenue streams were comprised of approximately 41% B2B (Wholesale Distributors and Enterprise Channels), 34% B2C (consumers and government agencies who bought on the behalf of consumers, through our online ecommerce platform and through Amazon, Google and iTunes), 9% IP (our monetization campaign with Inventergy from consulting, licensing and asserting our patents) and 16% Military and Law Enforcement. During the same period ending June 30, 2017, the Company’s customer base was comprised of approximately 51% B2B (Wholesale Distributors and Enterprise Institution, 30% Consumer or B2C and 19% IP (our monetization campaign from consulting, licensing and asserting), 0% in Military and Law Enforcement.

The Company’s goal is to generate sufficient ongoing recurring revenues to fund our operating expenses from (i) subscription fees for the use of our tracking products, and/or (ii) IP licensing fees. In this context, we had a 41% increase in international subscribers, a 21% increase in direct consumer sales, and a 22% increase in domestic recurring subscribers for Q2 2018 compared to Q2 2017.

Cost of goods sold

Cost of goods sold decreased by 29% or $17,010 during Q2 2018 in comparison to Q2 2017 primarily due to buying and manufacturing cost decreases related to new design and form factors. With the decrease in cost of goods related to hardware, the total gross margin, excluding the Inventergy payments, increased from 57% for the three-month period 2017 to 71% for the same period in 2018. As we increase our subscription base of monthly recurring fees, total overall gross margins are expected to increase accordingly.

Wages and benefits

Wages and benefits during Q2 2018 increased by 108% or $69,285 in comparison to Q2 2017. The increase is a direct result of hiring additional personnel to support a growing subscriber base, new product development, and servicing the military’s purchase orders and the recording of stockbased compensation related to this issuance of preferred shares to the Board of Directors. In addition, due to a growing economy and overall rising wages, we needed to increase the salaries of our entire engineering staff in order to stay competitive in the marketplace and maintain employee retention, which was critical to the manufacturing of our military and new line of children’s products.

Professional fees

Professional fees consist of costs attributable to consultants and contractors who primarily spend their time on legal, accounting, product development, business development, corporate advisory services and investor relations. Such costs decreased $25,640 or 30% during Q2 2018 as compared to Q2 2017, as noted above, we increased in-house wages but decreased professional fees. Part of the reduction was attributed to allocating more responsibilities from outside contractors and consultants to in-house personnel.

Sales and marketing expenses

Sales and marketing expenses temporarily decreased by 22% or $1,681 during Q2 2018 in comparison to Q2 2017, but are expected to ramp up as we begin to launch new products.

Research and development expenses

In Q2 2018 we had a $7,184 reduction in research and development expenses as we incurred limited non-recurring R&D expenses related to the development of our Military, Children’s and bio metric product lines. With all new products there are initial capital expenses in order to develop prototypes and bring the product to market. As products under development transition into production, the R&D surrounding those products typically decreases.

General and administrative

General and administrative costs during Q2 2018 decreased by $17,342 or 19% in comparison to Q2 2017 due to lower allowances and reserves for bad debt.

Other expense, net

Other expense, net, for Q2 were $434,127, primarily as a result of the non-cash losses on the extinguishment of debt, derivative liabilities, the amortization of debt discounts related to debt financings and the unrealized loss on available for sale securities. As of June 30, 2018, the Company had $303,192 in derivative liabilities. Other expense, net also includes interest expenses related to notes.

In the second quarter of 2017, we had other net income of $313,554 primarily as a result of the non-cash derivative liabilities and the amortization of debt discounts related to debt financings.

Net loss

In Q2 2018 the Company had a new loss of $682,267 compared to net income of $56,380 in Q2 of 2017. The net income in Q2 of 2017 was the result of the non-cash “other income” of $313,554. Strictly on an operational basis, the loss from operations decreased by 4% or $9,034 in Q2 of 2018 primarily from revenues and the associated gross margins generated by the sale of GPS SmartSoles devices, and the increases in revenues per subscriber (RPS) revenues.

Six Months Ended June 30, 2018 (“Q2 2018”) Compared to the Six Months Ended June 30, 2017 (“Q2 2017”)

	Six Months Ended June 30,
	2018		2017
	$	% of Revenues	$	% of Revenues
Product sales	230,160	66%	144,780	52%
Service income	96,150	27%	63,283	23%
Consulting income	25,000	7%	72,288	26%
Total revenues	351,310	100%	280,351	100%
Cost of products sold	93,608	27%	85,917	31%
Costs of other revenue	21,871	6%	42,564	15%
Cost of goods sold	115,479	33%	128,481	46%
Gross profit	235,831	67%	151,870	54%

Operating expenses:
Wages and benefits	385,476	110%	303,660	108%
Sales and marketing expenses	23,427	7%	31,357	11%
Professional fees	128,424	37%	178,840	64%
Research and development expense	1,896	1%	-	0%
General and administrative	144,019	41%	175,683	63%
Total operating expenses	683,242	194%	689,540	246%

Loss from operations	(447,412)	-127%	(537,670)	-192%

Other income (expense), net	(598,919)	-170%	8,797	3%
Net loss	(1,046,330)	-298%	(528,873)	-189%

Revenues

Overall sales for the period ended Q2 2018 increased by 25%, with revenues from product sales during the first six months of 2018 increasing 59% or $85,380 in comparison to the same period in 2017, primarily due to the new Military revenue stream, increased SmartSole and Take-Along-Tracker sales. Service income, net during Q2 2018 increased 52% or $32,867 due to the increasing subscriber base. Revenues from the sale of GPS SmartSoles in Q2 2018 accounted for approximately 28% of total revenues and 47%, when including related recurring fees, in comparison to Q2 2017 SmartSole sales which accounted for approximately 66% of total revenues and 86%, when including related recurring fees. We also had a 27% increase in international subscribers and a 41% increase in direct consumer subscribers. Subscriber profit margins also increased due to increasing our subscription pricing and lowering our costs through volume and efficiency. The balance of the revenue for the second quarter of 2018 represented sales of stand-alone GPS devices and IP licensing fees.

During Q2 2018, the Company’s customer base and revenue streams were comprised of approximately 24% B2B (Wholesale Distributors and Enterprise Institutions), 23% B2C (consumers and government agencies who bought on the behalf of consumers, through our online ecommerce platform and through Amazon, Google and iTunes), 7% IP (our monetization campaign from consulting, licensing and asserting our patents) and 47% Military and Law Enforcement. During the same period in 2017, the Company’s customer base was comprised of approximately 58% B2B (Wholesale Distributors and Enterprise Institution, 24% Consumer or B2C and 18% IP (our monetization campaign from consulting, licensing and asserting).

Cost of goods sold

Cost of goods sold decreased by 10% or $13,002 during Q2 2018 in comparison to the same period in 2017. Total gross margin, excluding consulting income, increased from 38% in Q2 2017 to 65% in Q2 2018. New sourcing for the GPS SmartSole and Invisabelt electronics have led to lower costs and increased margins.

In addition to the increasing margins is our recurring subscription revenue. As we grow our subscribers, s overall margins grow, this along with our IP licensing is our largest contributor to margin income.

Wages and benefits

Wages and benefits during Q2 2018 increased by 27% or $81,816 in comparison to the same period in 2017. The increase is a direct result of hiring additional personnel to support a growing subscriber base, new product development, and servicing the military, as well as stockbased compensation related to the issuance of preferred shares to the Board of Directors. In addition, due to a growing economy and overall rising wages, we needed to increase the salaries of our entire engineering staff in order to stay competitive in the market place and maintain employee retention, which was critical to the manufacturing of our military and new line of children’s products.

Sales and marketing expenses

Sales and marketing expenses decreased by 25% or $7,930 during Q2 2018 in comparison to the same period in 2017, which reflects our International distributors supporting more of the sales and marketing efforts to drive regional revenues.

Professional fees

Professional fees are expected to increase as we grow our business and expand our products into the wearable technology marketplace both in the U.S. and internationally. In the future we may need experts to bring our new offerings to market. However, professional fees during the Q2 2018 decreased by 28% or $50,416 in comparison to the same period in 2017 as we have handled more business internally, rather than hiring outside resources.

General and administrative

General and administrative expenses during Q2 2018 decreased by 18% or $31,663 in comparison to the same period in 2017, primarily due to reductions in bad debt expense, and gains from adjusting for stale accounts payable.

Other income (expense), net

Other income (expense), net decreased by 6908% or $607,716 from Q2 2017 to Q2 2018, primarily as a result of losses on the extinguishment of debt, non-cash derivative liabilities and the amortization of debt discounts related to debt financings. As of June 30, 2018, the Company had $303,192 in derivative liabilities. Other income(expense), net also includes interest expenses related to notes.

Net loss

Net loss increased by 98% or $517,458 during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, mostly as a result of non-cash related losses from the extinguishment of debt, non-cash derivative liabilities, the amortization of debt discounts related to debt financings and the unrealized loss on available for sale securities. Strictly on an operational basis, the loss from operations actually decreased by 17% or $90,258, primarily from revenues and the associated gross margins generated by the sale of GPS SmartSoles devices, and the increases in revenues per subscriber (RPS) revenues.

Liquidity and Capital Resources

As of June 30, 2018, we had $68,235 of cash and cash equivalents, and a working capital deficit of $2,974,188, compared to $1,454 of cash and cash equivalents and a working capital deficit of $1,675,414 as of December 31, 2017. A large part of our negative working capital position at June 30, 2018 consisted of $303,192 of derivative liabilities related to unsecured convertible promissory notes and $1,077,998 related to the principal balance of unsecured convertible promissory notes, net of discount. As further described below, in the second quarter ended June 30, 2018, we have received a total of $162,500 from the sale of unsecured convertible promissory notes.

During the six months ended June 30, 2018, our net loss was $1,046,330, compared to a net loss of $528,873 for the six months ended June 30, 2017. However, despite the larger new loss, our net cash used in operating activities decreased 25% during the six months ended June 30, 2018 and 2017 was $289,719 and $384,500 in 2018 and 2017. Net cash used in operations was lower in Q2 2018 as compared to Q2 2017 primarily due to net changes in non-cash items of $620,762 that are attributable to losses on the extinguishment of debt, the amortization of debt discounts, and derivative expenses.

Net cash provided by financing activities during the six months ended June 30, 2018 was $425,000 and consisted primarily of proceeds totaling $425,000 received from advances under seven convertible note payable agreements as well as a $56,000 payment on two Convertible Notes. Net cash provided by financing activities during the six months ended June 30, 2017 was $312,500 and consists of proceeds totaling $322,500 received from advances under a convertible note payable agreement as well as $10,000 in payments on Convertible Notes.

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

In order to continue funding our working capital needs and our product development costs, during the second quarter of 2018 we entered into 3 separate note and share purchase agreements with 1 independent accredited investor. As a result, we issued convertible notes with a total principal balance of $162,500 for cash proceeds of $162,500. The investor has informally committed to continue providing us with up to a total of $1,000,000 in additional financing. Based on our understanding with this investor, the investor will make monthly advances of up to approximately $75,000 per month, based on our working capital needs. However, no assurance can be given that the investor will provide the funding, if and when requested by us.

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

Since inception in 2002, we have generated significant losses. As of June 30, 2018, we had an accumulated deficit of $22,111,342, and we currently expect to incur continued losses until our revenue initiatives collectively generate substantial revenues. Please see the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2017 for more information regarding risks associated with our business.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, in the fiscal quarter ended June 30, 2018 our management concluded that our disclosure controls and procedures contained certain weaknesses, but were effective for our size company. The weaknesses in disclosure control were the result of weaknesses in the design of internal controls and reporting, including: (i) lack of segregation of incompatible duties; and (ii) inadequate staffing to fill all roles. These weaknesses are due to the size of our current operations and our lack of working capital to hire additional staff. Although management will periodically re-evaluate all operational and financial procedures, at this point it considers that the risk associated with such lack of segregation of duties and the potential benefits of adding employees to segregate such duties are not cost justified. We intend to hire additional accounting personnel to assist with financial reporting as soon as our finances will allow.

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

None.

ITEM 1A. RISK FACTORS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 11, 2018, we issued 390,625 shares of common stock to an investor for converting $37,500 in debt from a Convertible Note that was issued in the second quarter of 2017.

On January 11, 2018, we issued 196,078 shares of common stock to an investor for converting $15,000 in debt from a Convertible Note that was issued in the first quarter of 2017.

On March 8, 2018, we issued 245,614 shares of common stock to an investor for converting $28,000 in debt from a Convertible Note that was issued in the third quarter of 2017.

On April 25, 2018, we issued 480,000 shares of common stock to an investor for converting $15,000 in debt that was issued in the first quarter of 2018.

On May 14, 2018, we issued 333,333 shares of common stock to an investor for converting $37,500 in debt that was issued in the second quarter of 2017.

On June 12, 2018, we issued 493,333 shares of common stock to an investor for converting $11,100 in debt that was issued in the first quarter of 2018.

On June 27, 2018, we issued 426,667 shares of common stock to an investor for converting $9,900 in debt that was issued in the first quarter of 2018.

The issuance of the above shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a)	Exhibits

3.1	Certificate of Amendment of Restated Certificate of Incorporation as filed on June 22, 2018 with the State of Nevada (incorporated by reference from Exhibit 3.1 in Form 8-K filed on June 22, 2018)

10.1	Form of Convertible Promissory Note issued to RB Capital Partners, Inc. and to be issued for future additional loans.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTX CORP

Date: August 20, 2018	By:	/s/ ALEX MCKEAN
Alex McKean,
Chief Financial Officer (Principal Financial Officer)

Date: August 20, 2018	By:	/s/ PATRICK BERTAGNA
Patrick Bertagna,
Chief Executive Officer

