Form 10-Q
period 2018-09-30
GTX CORP
filed 2018-11-19
CIK 1375793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2018

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

Yes [  ]. No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,738,261 common shares issued and outstanding as of November 19, 2018.

GTX CORP AND SUBSIDIARIES

For the quarter ended September 30, 2018

FORM 10-Q

		PAGE NO.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:	3

	Condensed Consolidated Balance Sheets at September 30, 2018 (unaudited) and December 31, 2017	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2018 and 2017 (unaudited)	4

	Condensed Statement of Changes in Stockholders’ Deficit for the nine months ended September 30, 2018 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

	Signatures	27

PART I

ITEM 1. FINANCIAL STATEMENTS

GTX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,310	$1,454
Accounts receivable, net	182,049	93,130
Inventory	49,208	57,835
Other current assets	14,697	60,153
Total current assets	261,264	212,572

Property and equipment, net	91,397	116,234
Investment in equity securities	897	3,230
Intangible assets	18,010	17,520
Total assets	$371,568	$349,556

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$372,023	$297,779
Accrued expenses	499,323	289,343
Deferred revenues	41,000	57,934
Convertible promissory note, net of discount	1,219,547	981,758
Convertible promissory note – related parties	884,546	-
Term loans	200,000	200,000
Derivative liabilities	120,033	261,172
Total current liabilities	3,336,472	1,887,986

Long-term convertible debt – related parties	-	670,047
Total liabilities	3,336,472	2,558,033

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 1,000,000 shares issued and outstanding	100	-
Common stock, $0.0001 par value; 2,071,000,000 shares authorized; 15,098,261 and 9,389,982 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	1,510	939
Additional paid-in capital	19,351,648	18,855,596
Accumulated other comprehensive loss	-	(59,249)
Accumulated deficit	(22,318,162)	(21,005,763)
Total stockholders’ deficit	(2,964,904)	(2,208,477)
Total liabilities and stockholders’ deficit	$371,568	$349,556

See accompanying notes to condensed consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Product sales	$132,517	$92,368	$409,677	$237,148
Service income	50,497	59,268	146,647	122,551
Royalty and consulting income	12,500	22,913	37,500	95,201
Total revenues	195,514	174,549	593,824	454,900

Cost of products sold	30,420	58,739	124,028	144,656
Costs of other revenue	15,510	8,264	37,380	50,828
Total cost of goods sold	45,930	67,003	161,408	195,484

Gross margin	149,584	107,546	432,416	259,416

Operating expenses:
Wages and benefits	174,047	179,167	559,523	482,827
Sales and marketing	12,008	7,616	35,435	38,973
Professional fees	108,411	73,480	236,835	252,320
Research and development expense	2,795	-	4,691	-
General and administrative	79,545	44,077	223,565	219,760

Total operating expenses	376,806	304,340	1,060,049	993,880

Loss from operations	(227,222)	(196,795)	(627,633)	(734,464)

Other income/(expenses):
Other	(51,851)	(1,275)	(53,697)	(27,200)
Amortization of debt discount	(133,524)	(155,601)	(389,379)	(255,370)
Derivative income (expense), net	196,953	(27,000)	188,389	172,368
Additional cost on related party notes	-	-	(247,147)	-
Interest expense	(38,174)	(23,510)	(123,683)	(88,387)

Total other income/(expenses)	(26,596)	(207,386)	(625,517)	(198,589)

Net loss	$(253,818)	$(404,180)	$(1,253,150)	$(933,053)

Weighted average number of common shares outstanding - basic and diluted	13,669,504	8,436,181	11,503,097	7,908,053

Net income (loss) per common share - basic and diluted	$(0.02)	$(0.05)	$(0.11)	$(0.12)

See accompanying notes to condensed consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance, January 31, 2018	-	-	9,389,982	$939	$18,855,596	$(59,249)	$(21,005,763)	$(2,208,477)
Cumulative effect of implementing ASU 2016-01	-	-	-	-	-	59,249	(59,249)	-
Issuance of common stock for services	-	-	734,303	73	71,697	-	-	71,770
Issuance of preferred stock for services	1,000,000	100	-	-	46,263	-	-	46,363
Issuance of common stock for conversion of debt	-	-	3,207,651	321	162,019	-	-	162,340
Exercise of warrants	-	-	1,766,325	177	(177)	-	-	-
Fair value of beneficial conversion feature on convertible notes	-	-	-	-	216,250	-	-	216,250
Net loss	-	-	-	-	-	-	(1,253,150)	(1,253,150)
Balance, September 30, 2018	1,000,000	$100	15,098,261	$1,510	$19,351,648	$-	$(22,318,162)	$(2,964,904)

See accompanying notes to condensed consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,253,150)	$(905,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	55,847	46,967
Bad debt expense	-	1,591
Stock-based compensation	71,770	114,250
Noncash financing cost on related party notes	214,499	-
Unrealized loss on marketable securities	2,333	-
Change in fair value of derivative liability	(188,389)	(172,368)
Amortization of debt discount	389,379	255,370
Fair value of preferred shares issued to management	46,363	-
Interest on notes	207,075	(20,826)
Changes in operating assets and liabilities:
Accounts receivable	(88,919)	(81,781)
Inventory	8,627	61,947
Other current and non-current assets	45,456	(67,531)
Accounts payable and accrued expenses	122,818	129,511
Accrued expenses - related parties	(45,668)	137,530
Accrued liability	47,250	-
Deferred revenues	(16,934)	4,446
Net cash used in operating activities	(381,643)	(496,747)

Cash flows from investing activities:
Purchase of property and equipment	(31,500)	(20,645)
Net cash used in investing activities	(31,500)	(14,700)

Cash flows from financing activities:
Proceeds from convertible promissory notes	485,000	434,500
Payments on convertible promissory notes	(58,000)	(10,000)
Net cash provided by financing activities	427,000	424,500

Net change in cash and cash equivalents	13,856	(92,892)

Cash and cash equivalents, beginning of period	1,454	95,431

Cash and cash equivalents, end of period	$15,310	$2,539

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$5,655	$4,000

Supplementary disclosure of noncash financing activities:
Unrealized loss on available for sale investments	$-	$27,200
Issuance of common stock for conversion of debt	$162,340	$355,098
Debt discount on convertible notes payable	$216,250	$-
Debt discount recorded as derivative liabilities	$47,250	$354,613

See accompanying notes to condensed consolidated financial statements.

GTX CORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of GTX have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included. Our operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2017, which are included in our Annual Report on Form 10-K.

The accompanying consolidated financial statements reflect the accounts of GTX Corp and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

On June 22, 2018, as previously disclosed, the Company effected a 1-for-75 reverse stock split of its common stock. All references to shares of common stock outstanding, average number of shares outstanding and per share amounts in these consolidated financial statements and notes to consolidated financial statements have been restated to reflect the reverse stock split on a retroactive basis.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a net loss of $1,253,150 and used cash in operations of $381,643 for the nine months ended September 30, 2018 and as of September 30, 2018 has a stockholders’ deficit of $2,964,904. The Company anticipates further losses in the development of its business.

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

Comprehensive Loss

FASB ASC 220 establishes rules for reporting and displaying comprehensive loss and its components. Comprehensive loss is the sum of net loss as reported in the consolidated statements of operations and comprehensive loss transactions as reported in the consolidated statement of stockholders’ deficit. Comprehensive loss transactions that applied to the Company through December 31, 2017 resulted from unrealized losses on available for sale investments. On January 1, 2018 the Company adopted ASC 2016-01, and such gains and losses are now reported as part of earnings.

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

Accounts receivable, net

The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoiced amount, net of any necessary allowance for doubtful accounts. A receivable is recognized in the period the Company provides the underlying services or when the right to consideration is unconditional. The balance of accounts receivable, net of the allowance for doubtful accounts, as of September 30, 2018 and December 31, 2017 is presented in the accompanying condensed consolidated balance sheets. The Company established an allowance for doubtful accounts of $13,926 and $22,312 as of September 30, 2018 and December 31, 2017, respectively.

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

For the periods ended September 30, 2018 and 2017, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	September 30, 2018	September 30, 2017
Convertible promissory notes	4,444,289	9,203,193
Convertible promissory notes related parties	1,179,394	611,959
Warrants	11,321,667	3,852,000
Total	16,945,350	13,667,152

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

3. JOINT VENTURE AND INVESTMENT IN EQUITY SECURITIES

Joint Venture Agreement

On June 16, 2016, the Company entered into a Definitive Agreement with Inventergy Innovations, LLC (“Inventergy”), a subsidiary of Inventergy Global, Inc. (NASDAQ: INVT). The Company partnered with Inventergy to monetize three (3) GTX Patents. Upon signing the Agreement, the Patents were assigned to an Inventergy subsidiary, and Inventergy assigned a 45% interest in the entity to GTX. Inventergy is also obligated to make a sequence of quarterly payments to GTX beginning in January 2017, which payments represent non-refundable advances against future royalty and other payments. Pursuant to a non-exclusive license back to GTX, GTX will still retain all use rights of the 3 patents. During the period ended September 30, 2018, the Company has received $12,500 as a non-refundable advance from Inventergy.

The Company uses the equity method to account for its 45% investment in the Inventergy subsidiary. Under the equity method, the Company recognizes its share of the earnings and losses of the subsidiary as they accrue instead of when they are realized. As of September 30, 2018 and December 31, 2017, the Company’s investment in the subsidiary was $0.

Investment in Equity Securities

As of September 30, 2018, we own 42,500 shares of common stock of INVT at a closing price of $0.0211, for a value of $897. The Company previously accounted for this as an investment in available for sale securities, and as such unrealized gains and losses were recorded as adjustment to accumulated other comprehensive income.

In January 2018, the Company adopted ASU 2016-01, Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01 using the modified retrospective transition method. Upon adoption, we reclassified $59,249 related to available-for-sale investment securities from accumulated other comprehensive loss to accumulated deficit as a cumulative-effect adjustment. Under the new guidance, these securities will continue to be measured at fair value; however, the changes in unrealized net holding gains and losses will be reported in earnings. Comparative information continues to be reported under the accounting standards in effect for the period. The effect of the change for the nine months ended September 30, 2018 was an increase to net loss of approximately $2,333, which is included in Other income (expense) on the Condensed Consolidated Statements of Operations.

4. RELATED PARTY TRANSACTIONS

In order to preserve cash for other working capital needs, various officers and members of management have agreed to accrue, and defer payment of, portions of their salaries since fiscal 2011. As of September 30, 2018 and December 31, 2017, the Company owed $139,600 and $0, respectively for such accrued wages which are included in accounts payable on the balance sheet.

5. DEBT

Convertible Notes

As of September 30, 2018 and December 31, 2017, the Company had a total of $1,245,785 and $923,875, respectively, of convertible notes payable, which consisted of the following:

	September 30, 2018	December 31, 2017
a) Convertible Notes – with fixed conversion	$979,000	$517,500
b) Convertible Notes – with variable conversion	266,785	406,375
Total	1,245,785	923,875
Less: Debt discount	(26,238)	(142,117)
Total convertible notes, net of debt discount	$1,219,547	$781,758

a)	Convertible notes payable with principal balance of $517,500 as of December 31, 2017 consist of loans provided to the Company from various investors. These notes carry simple interest at a rate ranging from 0% to 12% per annum and with terms ranging from 1 to 2 years. In lieu of the repayment of the principal and accrued interest, the outstanding amounts are convertible, at the option of the note holder, generally at any time on or prior to maturity and automatically under certain conditions, into the Company’s common shares at $0.015 to $0.002 per share. These notes became due in 2017 and prior, and are currently past due. During the nine months ended September 30, 2018, we issued 1,400,000 shares of common stock to convert $31,500 of these outstanding convertible notes and paid down in cash the principal balance on two notes by $2,000.

During the period ended September 30, 2018, the Company entered into Convertible Promissory Agreements with accredited investors for an aggregate principal balance of $460,000. The Purchasers may convert their notes after six months into common shares in the Company at a price equal to $0.15. The notes bear interest of 12% mature at various dates ranging from four to six months. The notes were issued pursuant to Section 4(a)(2) of the Securities Act of 1933. On the dates of the agreement, the closing price of the common stock range from $0.0018 to $0.23 per share. As the conversion price embedded in the note agreements was below the trading price of the common stock on the dates of issuance, a beneficial conversion feature (BCF) was recognized at the date of issuance. The Company recognized a debt discount at the date of issuance in the aggregate amount of $216,250 related to the intrinsic value of beneficial conversion feature.

Also, during the same period, the Company entered into a Convertible Promissory Agreement with an accredited investor with a principle balance of $25,000. The Purchaser may convert their note after November 30, 2018 into common shares in the Company at a price equal to a 40% discount to market. The note bears interest of 1%. As part of the note agreement, the Company issued warrants to acquire 500,000 shares of common stock at an exercise price of $.04 per share.

The balance of the valuation discount of notes with a fixed conversion as of December 31, 2017 was $63,012. During the period ended September 30, 2018 the Company amortized $264,250 of debt discount leaving an unamortized balance of $15,012 at September 30, 2018. See subsequent events for Amendment to the Notes.

b)

Convertible notes payable with principal balance of $406,375 were outstanding as of December 31, 2017 consist of loans provided to the Company from various investors. These notes are non-interest bearing and with terms ranging from 1 to 2 years. In lieu of the repayment of the principal and accrued interest, the outstanding amounts are convertible, at the option of the note holder, generally at any time on or prior to maturity and automatically under certain conditions, into the Company’s common shares at 60% of the lowest trading price in the prior 30 days.

During the nine-month period ended September 30, 2018, we issued 1,807,651 shares of common stock to convert $130,840 of outstanding convertible notes. In addition, we paid down $56,000 under the note agreements.

During the period ended September 30, 2018, the Company had issued a Convertible Promissory Note as payment for services incurred under an Advisory Agreement with a third party for a principal balance of $47,250 under the same terms as the notes above.

The Company determined that since the conversion floor of these notes had no limit to the conversion price, the Company could no longer determine if it had enough authorized shares to fulfil its conversion obligation. As such, pursuant to current accounting guidelines, the Company determined that the conversion feature of these notes created a derivative with a fair value totaling $49,206 at the date of issuances. The Company recorded $47,250 of this amount as a valuation discount to be amortized over the life of the note and the remaining $1,956 as a financing cost.

The unamortized valuation discount relating to these notes was $79,105 as of December 31, 2017. During the period ended September 30, 2018, the Company recorded amortization of debt discount of $114,739 as interest expense. Unamortized debt discount as of September 30, 2018 was $11,616 related to these notes.

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

During the period ended June 30, 2018, the Company recognized additional notes with an aggregate amount of $214,499 which represent 50% of the related party notes that matured on March 31, 2018. The notes are due on March 31, 2019. Such amount was recorded as noncash financing cost during the nine months ended September 30, 2018. As of September 30, 2018, the outstanding balance on the convertible promissory notes was $884,546.

On September 30, 2018 interest of $141,602 is accrued on the above notes and included in accrued expenses.

Term loans

In 2015, the Company entered into an unsecured term loan agreement with a third party for an aggregate principal balance of $200,000 at an interest rate of 14% per annum. The term loan became due on April 14, 2017. The principal balance outstanding on the note as of September 30, 2018 and December 31, 2017 was $200,000 and is past due.

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

At December 31, 2017, the balance of the derivative liabilities was $261,172. During the period ended September 30, 2018, the Company recorded an additional derivative liability with a fair value of $49,206, recorded an extinguishment of debt of $12,840 related to notes that were converted and a change in fair value of $177,505. At September 30, 2018, the balance of the derivative liabilities was $120,033.

At September 30, 2018 and December 31, 2017, the derivative liabilities were valued using a probability weighted Black-Scholes-Merton pricing model with the following assumptions:

	September 30, 2018	December 31, 2017
Conversion feature:
Risk-free interest rate	2.36%	1.53%
Expected volatility	205.56%	165.68%
Expected life (in years)	.1 to .5 years	.1 to .5 years
Expected dividend yield	-	-
Fair Value:
Conversion feature	$120,033	$261,172

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

7. EQUITY

Preferred Stock

During the nine months ended September 30, 2018, the Company authorized its preferred shares to have voting rights equal to two-thirds of all the issued and outstanding shares of common stock, shall be entitled to vote on all matters of the corporation, and shall have the majority vote of the board of directors. The subject preferred stock lacks any dividend rights, does not have liquidation preference, and is not convertible into common stock. During the nine months ended September 30, 2018, the Company issued one million shares to certain officers and board members. The Company retained a third-party valuation firm whose input was utilized in determining the related per share valuation of the preferred shares. Based on Management’s assessment and the valuation report, the fair value of the preferred shares was determined to be $0.0463 per share or an aggregate of $46,363.

Common Stock

On June 22, 2018, the Company effected 1-for-75 reverse stock split of its common shares. All share amounts and per share amounts have been retroactively restated to reflect the split as if it had occurred as of the earliest period presented.

During the nine months ended September 30, 2018, we issued 3,207,651 shares of common stock to noteholders upon conversion of $162,340 convertible notes.

During the period ended September 30, 2018, the Company issued 734,303 shares of common stock for services rendered to various members of management, the Board of Directors, employees and consultants. The fair value of the shares was determined to be $71,697 and was recorded Stock-Based Compensation in the accompanying consolidated statement of operations.

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

A summary of the Company’s warrant activity and related information is provided below (the exercise price and the number of shares of common stock issuable upon the exercise of outstanding warrants have been adjusted to reflect a 1-for-75 reverse stock split.):

	Exercise Price $	Number of Warrants
Outstanding and exercisable at December 31, 2017	0.15 – 2.25	13,852,000
Warrants exercised	0.0125 – 0.015	(2,865,000)
Warrants granted	0.04	500,000
Warrants expired	1.125 – 1.50	(165,333)
Outstanding and exercisable at September 30, 2018	0.125 - 2.25	11,321,667

Stock Warrants as of September 30, 2018
Exercise	Warrants	Remaining	Warrants
Price	Outstanding	Life (Years)	Exercisable
$0.0125	500,000	.055	500,000
$0.015	5,135,000	0.79	5,135,000
$0.020	5,000,000	1.13	5,000,000
$0.040	500,000	1.48	500,000
$1.125	144,667	0.59	144,667
$2.25	42,000	0.76	42,000

During the period ended September 30, 2018, 2,865,000 warrants were exercised on a cashless basis that resulted in the issuance of 1,766,325 shares of common stock, in addition warrants 165,333 expired and 500,000 were issued.

8. SUBSEQUENT EVENTS

On October 9, 2018 we issued a $85,000 Convertible Promissory Note to an advisor as part of his compensation package, with no discount to market with a maturity date of 1 year.

On October 19, 2018 we received $10,000 from an accredited investor for a Convertible Promissory Agreement with the following terms: 12% interest with a conversion price of $.30.

On October 22, the Company created a long term employment retention bonus plan and allocated 39,500,000 restricted common shares. The shares have a 3-year vesting period and those eligible, employees, directors and advisors must have been with the Company for at least 2 years in order to participate in the plan.

REGISTERED NAME	NUMBER OF SHARES	DATE	RESTRICTED OR FREE TRADING	FREE TRADING EXEMPTION (required if free trading)

Patrick Bertagna	10,000,000	10/16/2018	Restricted	Standard 144 restriction
Andrew Duncan	7,000,000	10/16/2018	Restricted	Standard 144 restriction
Louis Rosenbaum	8,000,000	10/16/2018	Restricted	Standard 144 restriction
Alex McKean	4,000,000	10/16/2018	Restricted	Standard 144 restriction
Chris Walsh	4,000,000	10/16/2018	Restricted	Standard 144 restriction
Li Wang	2,500,000	10/16/2018	Restricted	Standard 144 restriction
Larry Henneman	2,500,000	10/16/2018	Restricted	Standard 144 restriction
Skip Nelson	1,000,000	10/16/2018	Restricted	Standard 144 restriction
Meghan Ravada	500,000	10/16/2018	Restricted	Standard 144 restriction

On October 22, the issued 500,000 common shares to an investor as part of their Convertible Promissory Agreement.

On November 6, 2018 we issued 640,000 shares of common stock to an investor for converting $6,464 in debt from a convertible note that was issued in the second quarter of 2017.

On November 9, 2018, we issued 2,000,000 shares of common stock to an investor for converting $4,000 in debt from a convertible note that was issued in the first quarter of 2018.

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

Operations

GTX Corp and its subsidiaries (Global Trek Xploration, Inc. and LOCiMOBILE, Inc.) are engaged in the design, development, manufacturing, distribution and sales of five (5) related products and services in the GPS, BLE, NFC wearable technology personal location and wandering assistive technology business. Through a proprietary enterprise (IoT) monitoring platform and licensing subscription business model, the Company offers a complete end to end solution of hardware, middleware, apps, connectivity, licensing and professional services, letting you know where or how someone, or something, is at the touch of a button, delivering safety, security and peace of mind in real-time.

Overview

The Company continues to focus on building channels of distribution and expanding its product line of embedded smart wearable GPS devices, Stand-Alone GPS devices, Digital Apps, NFC solution and military human and asset tracking. With the exception of our military products, all of our consumer and enterprise products funnel into the GTX Corp IoT monitoring platform and are sold to consumers (B2C) and business to business (B2B) through a global network of resellers, affiliates, distributors, nonprofit organizations, government agencies, police departments, manufacturers reps and retailers. The Company has been ramping up its product distribution and sales channels and, as of September 30, 2018, the Company had live units in the field and / or paying subscribers in over 35 countries.

We have been issued a vendor number for reimbursement in 11 U.S. states and 2 countries (Canada and Norway), with the U.K. NHS currently conducting regional pilot programs. We have also applied for other State and Federal reimbursement codes, grants and private insurance reimbursement along with other health and municipal services in several other countries. If granted, the reimbursements would lower the price paid by customers for acquiring and owning some of our tracking products and services, which could result in an increase in users of our SmartSole and Stand-Alone devices. All of our product lines are sold with a monthly, quarterly or annual subscription service plans ranging from $2.00 to $35.00 per month. In addition to the subscription service fees the Company also generates revenues through IoT platform and IP licensing fees.

During the quarter ending September 30, 2018, the Company went through a due diligence process to up list to the OTCQB and effected a 1-for-75 reverse stock split as part of our comprehensive plan to make the public facing side of the business more reflective of the Company’s true value.

During the period ending September 30, 2018 we were awarded a new military contract and successfully completed and delivered 100% of the order three weeks ahead of schedule. Based on our early success penetrating into military and law enforcement we added Kathleen Kiernan to our advisory board and signed a distribution and collaboration agreement with KGH in order to garner more business in these markets. We are seeing several medium and large size opportunities which require a lot of resources and knowledge to successfully navigate and bringing on Kathleen and KGH was the most effective way for us to enhance our position in this highly complex market. We are now actively in discussion with multiple military installations and law enforcement agencies.

On the commercial front, the country of Norway awarded our distributor a 2-year contract to supply GPS devices. The Norwegian Government identified two target groups which will receive the fully subsidized GPS solution, elderly people with dementia and cognitive impairment who still live independently, and children or adolescents with disabilities, especially who are the most “at risk” and therefore would benefit most from using wearable GPS technology. The GPS SmartSoles were one of three devices ultimately approved after having been thoroughly tested throughout Oslo, Norway over the past 2 years in cooperation with SINTEF, which conducts contract research and development projects. Headquartered in Trondheim, Norway, SINTEF is an independent research organization founded in 1950, which operates in 75 countries, has over 2,000 employees with annual revenues of three billion Norwegian kroner.

In the U.K. the Nation Health Services (NHS) began conducting regional pilots for our wander assistive GPS SmartSoles, in urban centers with high populations of seniors afflicted with dementia. And George Mason University’s College of Health and Human Services received a grant from the Alzheimer’s & Related Diseases Research Award Fund to continue its machine learning wandering prediction research. Mason selected the GTX Corp flagship GPS SmartSole and tracking technology platform to conduct the study and continued research which has the potential to quickly detect and stop episodes of wandering before they can result in a tragedy. This is the first study to link movement patterns to the progression of Alzheimer’s disease “AD” and being selected for this study is another strong product validation for the Company. We have already begun shipping SmartSoles to Mason and provided support on our IoT platform. According to the World Health Organization (WHO) the number of people affected with AD will triple from 50 million to 152 million, with an estimated annual cost of $818 billion. This pilot could produce the groundbreaking data that may have the potential to save lives and dramatically reduce the rising costs of this disease.

Continuing to open new markets we signed a collaboration agreement with the Autism Society of America and have begun joint marketing into their 650,000 plus community. Additionally, we launched our new GPS tracker and Near Field Communication (NFC) digital ID system Rover Tracker. In addition to providing on demand GPS location information, Rover Tracker will also include (NFC) technology, creating a secure link connecting your real time profile and contact information to the person who finds your pet. The GPS Rover Tracker will be the first GTX product to include NFC technology which will enable the Company to demonstrate the value of providing a unique single physical and digital ID with real time location and information delivery. The pairing of GPS and NFC supports GTX Corp’s expansion into blockchain security and asset management across multiple distribution and supply chains.

Results of Operations

The following discussion should be read in conjunction with our interim consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report.

Three Months Ended September 30, 2018 (“Q2 2018”) Compared to the Three Months Ended September 30, 2017 (“Q2 2017”)

	Three Months Ended September 30,
	2018		2017
	$	% of Revenues	$	% of Revenues

Product sales	132,517	68%	92,368	53%
Service income	50,497	26%	59,268	34%
Consulting income	12,500	6%	22,913	13%
Total revenues	195,514	100%	174,549	100%
Cost of products sold	30,420	16%	58,739	34%
Costs of other revenue	15,510	8%	8,264	5%
Cost of goods sold	45,930	23%	67,003	38%
Gross profit	149,585	77%	107,546	62%

Operating expenses:
Wages and benefits	174,047	89%	179,167	103%
Sales and marketing expenses	12,008	6%	7,616	4%
Professional fees	108,411	55%	73,480	42%
Research and Development expense	2,795	1%	-	0%
General and administrative	79,545	41%	44,077	25%
Total operating expenses	376,806	193%	304,340	174%

Loss from operations	(227,222)	-116%	(196,794)	-113%

Other income (expense)	(26,596)	-14%	(207,386)	-119%
Net loss	(253,818)	-130%	(404,180)	-232%

Revenues

For the three-month period ending September 30, 2018 overall revenues increased by 12%, with product revenues increasing by 43% or $40,149 over Q3 2017 primarily due to increased sales of products.

During the period ended September 30, 2018, the Company’s customer base and revenue streams were comprised of approximately 29% B2B (Wholesale Distributors and Enterprise Channels), 22% B2C (consumers and government agencies who bought on the behalf of consumers, through our online ecommerce platform and through Amazon, Google and iTunes), 7% IP (our monetization campaign, licensing and asserting our patents) and 42% Military and Law Enforcement. During the same period ending September 30, 2017, the Company’s customer base was comprised of approximately 49% B2B (Wholesale Distributors and Enterprise Institution, 21% Consumer or B2C and 8% IP (our monetization campaign from consulting, licensing and asserting), 22% in Military and Law Enforcement.

The Company’s goal is to generate sufficient ongoing recurring revenues to fund our operating expenses from (i) subscription fees for the use of our tracking products, and/or (ii) IP licensing fees. In this context, we had an overall 62% increase in subscribers, with a 120% increase in international subscribers, a 33% increase in domestic subscribers for Q3 2018 compared to Q3 2017.

Cost of goods sold

Cost of goods sold decreased by 31% or $21,073 during Q3 2018 in comparison to Q3 2017 primarily due to buying and manufacturing cost decreases related to new design and form factors. With the decrease in cost of goods related to hardware, the total gross margin increased from 56% for the three-month period 2017 to 75% for the same period in 2018. As we increase our subscription base of monthly recurring fees, total overall gross margins are expected to increase accordingly.

Wages and benefits

Wages and benefits during Q3 2018 decreased by 3% or $5,120 in comparison to Q3 2017. The decrease is a direct result of the recording of stock-based compensation in the 2nd quarter of 2017. Otherwise, the hiring of additional personnel to support a growing subscriber base, new product development, and servicing the military’s purchase orders would have led to higher salaries and wages in general as compared to the previous year. In addition, due to a growing economy and overall rising wages, we needed to increase the salaries of our entire engineering staff in order to stay competitive in the marketplace and maintain employee retention, which is critical to the manufacturing of our military and new line of children’s products.

Professional fees

Professional fees consist of costs attributable to consultants and contractors who primarily spend their time on legal, accounting, product development, business development, corporate advisory services and investor relations. Such costs increased $34,931 or 48% during Q3 2018 as compared to Q3 2017.

The professional fee balance is comprised of 26% of traditional professional fees related to legal and accounting/audit fees and 73% of one-off, non-cash advisory and consulting fees for various services related to business development, marketing, brand awareness and other corporate advisory work. In the same period 2017, that ratio was 64% traditional professional fees and 36% one-off, non-cash.

Sales and marketing expenses

Sales and marketing expenses increased by 58% or $4,392 during Q3 2018 in comparison to Q3 2017, and are expected to ramp up as we begin to launch new products and go into the holiday season.

Research and development expenses

In Q3 2018 we had a $2,795 increase in research and development expenses as we incurred limited non-recurring R&D expenses related to the development of our Military, Children’s and bio metric product lines. With all new products there are initial capital expenses in order to develop prototypes and bring the product to market. As products under development transition into production, the R&D surrounding those products typically decreases.

General and administrative

General and administrative costs during Q3 2018 increased by $35,468 or 80% in comparison to Q3 2017 due adjustments in allowances and reserves for bad debt in Q2 of 2017.

Other expense, net

Other expense, net, for Q3 were $26,596, primarily as a result of the non-cash losses on the extinguishment of debt, derivative liabilities, the amortization of debt discounts related to debt financings and the unrealized loss on available for sale securities. As of September 30, 2018, the Company had $120,033, in derivative liabilities. Other expense, net also includes interest expenses related to notes.

Net loss

In Q3 2018 the Company had a net loss of $253,817 compared to a net loss of $404,180 in Q3 of 2017. The net loss in Q3 of 2017 included non-cash “other expenses” of $26,596 which negatively lowered the net loss. Strictly on an operational basis, the loss from operations increased by 15% or $30,427 in Q3 of 2018 primarily from the non-cash costs associated with the conversion of warrants for services rendered.

Nine Months Ended September 30, 2018 (“Q2 2018”) Compared to the Nine Months Ended September 30, 2017 (“Q2 2017”)

	Nine Months Ended September 30,
	2018		2017
	$	% of Revenues	$	% of Revenues
Product sales	409,677	69%	237,148	52%
Service income	146,647	25%	122,551	27%
Consulting income	37,500	6%	95,201	21%
Total revenues	593,824	100%	454,900	100%
Cost of products sold	124,028	21%	144,656	32%
Costs of other revenue	37,380	6%	50,828	11%
Cost of goods sold	161,408	27%	195,484	43%
Gross profit	432,416	73%	259,416	57%

Operating expenses:
Wages and benefits	559,523	94%	482,827	106%
Sales and marketing expenses	35,435	6%	38,973	9%
Professional fees	236,835	40%	252,320	55%
Research and development expense	4,691	1%	-	0%
General and administrative	223,565	38%	219,760	48%
Total operating expenses	1,060,049	179%	993,880	218%

Loss from operations	(627,633)	-106%	(734,464)	-161%

Other income (expense), net	(625,517)	-105%	(198,589)	-44%
Net loss	(1,253,150)	-211%	(933,053)	-205%

Revenues

Overall sales for the period ended Q3 2018 increased by 31%, with revenues from product sales during the first nine months of 2018 increasing 73% or $172,529 in comparison to the same period in 2017, primarily due to the new Military revenue stream, increased SmartSole and Take-Along-Tracker sales. Service income, net during Q3 2018 increased 20% or $24,096 due to the increasing subscriber base. Subscriber profit margins also increased due to increasing our subscription pricing and lowering our costs through volume and efficiency. The balance of the revenue for the third quarter of 2018 represented sales of stand-alone GPS devices and IP licensing fees.

During Q3 2018, the Company’s customer base and revenue streams were comprised of approximately 26% B2B (Wholesale Distributors and Enterprise Institutions), 22% B2C (consumers and government agencies who bought on the behalf of consumers, through our online ecommerce platform and through Amazon, Google and iTunes), 7% IP (our monetization campaign from consulting, licensing and asserting our patents) and 45% Military and Law Enforcement. During the same period in 2017, the Company’s customer base was comprised of approximately 54% B2B (Wholesale Distributors and Enterprise Institution, 23% Consumer or B2C and 14% IP (our monetization campaign from consulting, licensing and asserting) and 9% Military and Law Enforcement.

Cost of goods sold

Cost of goods sold decreased by 17% or $34,076 during Q3 2018 in comparison to the same period in 2017. Total gross margin, excluding consulting income, increased from 57% in Q3 2017 to 73% in Q2 2018. New sourcing for the GPS SmartSole and Invisabelt electronics have led to lower costs and increased margins.

In addition to the increasing margins is our recurring subscription revenue. As we grow our subscribers, s overall margins grow, this along with our IP licensing is our largest contributor to margin income.

Wages and benefits

Wages and benefits during Q3 2018 increased by 16% or $76,696 in comparison to the same period in 2017. The increase is a direct result of hiring additional personnel to support a growing subscriber base, new product development, and servicing the military, as well as stock-based compensation. In addition, due to a growing economy and overall rising wages, we needed to increase the salaries of our entire engineering staff in order to stay competitive in the market place and maintain employee retention, which was critical to the manufacturing of our military and new line of children’s products.

Sales and marketing expenses

Sales and marketing expenses decreased by 9% or $3,538 during Q3 2018 in comparison to the same period in 2017, which reflects our International distributors supporting more of the sales and marketing efforts to drive regional revenues.

Professional fees

Professional fees are expected to increase as we grow our business and expand our products into the wearable technology marketplace both in the U.S. and internationally. In the future we may need experts to bring our new offerings to market. However, professional fees during the Q3 2018 decreased by 6% or $15,485 in comparison to the same period in 2017 as we have handled more business internally, rather than hiring outside resources. Although we are increasing in-house wages and decreasing the use of professional fees.

The professional fee balance is comprised of 24% of traditional professional fees related to legal and accounting/audit fees and 76% of one-off, non-cash advisory and consulting fees for various services related to business development, marketing, brand awareness and other corporate advisory work. In the same period 2017, that ratio was 56% traditional professional fees and 44% one-off, non-cash.

General and administrative

General and administrative expenses remained constant Q3 2018 increasing by less than 2% or $3,805 in comparison to the same period in 2017.

Other income (expense), net

Other income (expense), net increased by 215% or $426,928 from Q3 2017 to Q3 2018, primarily as a result of losses on the extinguishment of debt, non-cash derivative liabilities and the amortization of debt discounts related to debt financings. As of September 30, 2018, the Company had $120,033 in derivative liabilities. Other income(expense), net also includes interest expenses related to notes.

Net loss

Net loss increased by 34% or $320,097 during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, mostly as a result of non-cash related losses from the extinguishment of debt, non-cash derivative liabilities, the amortization of debt discounts related to debt financings and the unrealized loss on available for sale securities. Strictly on an operational basis, the loss from operations actually decreased by 15% or $106,831, primarily from revenues and the associated gross margins generated by the sale of GPS SmartSoles devices, and the increases in revenues per subscriber (RPS) revenues.

Liquidity and Capital Resources

As of September 30, 2018, we had $15,310 of cash and cash equivalents, and a working capital deficit of $3,075,207, compared to $1,454 of cash and cash equivalents and a working capital deficit of $1,675,414 as of December 31, 2017. A large part of our negative working capital position at September 30, 2018 consisted of $120,033 of derivative liabilities related to unsecured convertible promissory notes and $1,219,547 related to the principal balance of unsecured convertible promissory notes, net of discount. As further described below, in the third quarter ended September 30, 2018, we have received a total of $60,000 from the sale of unsecured convertible promissory notes.

During the nine months ended September 30, 2018, our net loss was $1,253,150, compared to a net loss of $933,053 for the nine months ended September 30, 2017. However, despite the larger new loss, our net cash used in operating activities decreased 23% during the nine months ended September 30, 2018 and 2017 was $381,643 and $496,747 in 2018 and 2017. Net cash used in operations was lower in Q3 2018 as compared to Q3 2017 primarily due to net changes in non-cash items of $573,893 that are attributable to losses on the extinguishment of debt, the amortization of debt discounts, and derivative expenses and the costs related to debt financings.

Net cash provided by financing activities during the nine months ended September 30, 2018 was $485,000 and consisted primarily of proceeds totaling $485,000 received from advances under nine convertible note payable agreements as well as a $58,000 payment reduction on our debt on four Convertible Notes and $5,655 of interest financing charges on a loan. Net cash provided by financing activities during the nine months ended September 30, 2017 was $434,500 and consists of proceeds totaling $434,500 received from advances under a convertible note payable agreement as well as $10,000 payment reduction on our debt on Convertible Notes.

Because revenues from our operations have, to date, been insufficient to fund our working capital needs, we currently rely on the cash we receive from our financing activities to fund our growth, capital expenditures and to support our working capital requirements The sale of our product and services is expected to enhance our liquidity in 2018, although the amount of revenues we receive in 2018 still cannot be estimated.

Until such time as our products and services can support our working capital requirement, we expect to continue to generate revenues from our other licenses, subscriptions, international distributors, hardware sales, professional services and new customers in the pipeline. However, the amount of such revenues is unknown and is not expected to be sufficient to fund our working capital needs. For our internal budgeting purposes, we have assumed that such revenues will not be sufficient to fund all of our planned operating and other expenditures during 2018. In addition, our actual cash expenditures may exceed our planned expenditures, particularly if we invest in the development of improved versions of our existing products and technologies, and if we increase our marketing expenses. Accordingly, we anticipate that we will have to continue to raise additional capital in order to fund our operations in 2018. No assurance can be given that we will be able to obtain the additional funding we need to continue our operations.

In order to continue funding our growth, IP and working capital needs and new product development costs, during the third quarter of 2018 we entered into two separate note and share purchase agreements with 2 independent accredited investor. As a result, we issued convertible notes with a total principal balance of $60,000 for cash proceeds of $60,000. The investor has informally committed to continue providing us with up to a total of $1,000,000 in additional financing. Based on our understanding with one of the investors, they have committed to providing tranches of up to $75,000 per month, based on our working capital needs. However, no assurance can be given that the investor will provide the funding, if and when requested by us.

Going Concern

The licensing agreements, distribution agreements and product sales initiatives we have in place have, to date, not generated substantial revenues. No assurance can be given that our current contractual arrangements and the revenues from our product sales, recurring services and IP license will generate significant revenues during the balance of 2018.

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

Since inception in 2002, we have generated significant losses. As of September 30, 2018, we had an accumulated deficit of $22,318,162, and we currently expect to incur continued losses until our revenue initiatives collectively generate substantial revenues. Please see the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2017 for more information regarding risks associated with our business.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, in the fiscal quarter ended September 30, 2018 our management concluded that our disclosure controls and procedures contained certain weaknesses, but were effective for our size company. The weaknesses in disclosure control were the result of weaknesses in the design of internal controls and reporting, including: (i) lack of segregation of incompatible duties; and (ii) inadequate staffing to fill all roles. These weaknesses are due to the size of our current operations and our lack of working capital to hire additional staff. Although management will periodically re-evaluate all operational and financial procedures, at this point it considers that the risk associated with such lack of segregation of duties and the potential benefits of adding employees to segregate such duties are not cost justified. We intend to hire additional accounting personnel to assist with financial reporting as soon as our finances will allow.

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

On July 18, 2018 a 500,000 share warrant priced at $0.0125 and at a closing price of $0.1499 was converted into 458,305 shares of common stock.

On July 26, 2018 a 600,000 share warrant priced at $0.015 and at a closing price of $0.1499 were converted into 549,967 shares of common stock.

On July 30, 2018 a 500,000 share warrant priced at $0.015 and at a closing price of $0.0951 were converted into 421,136 shares of common stock.

On August 3, 2018 a 155,000 share warrant priced at $0.015 and at a closing price of $0.10 were converted into 136,625 shares of common stock.

On August 3, 2018 we issued 642,000 shares of common stock to an investor for converting $1,284 in debt and interest at a conversion price of $0.02, that was issued in the first quarter of 2018.

On August 31, 2018 a 310,000 share warrant priced at $0.015 and at a closing price of $0.06 were converted into 232,500 shares of common stock.

On September 20, 2018 a 800,000 share warrant priced at $0.015 and at a closing price of $0.056 were converted into 621,429 shares of common stock.

The issuance of the above shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a)	Exhibits

10.1	Certificate of Amendment to Par Value and Preferred Shares

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTX CORP

Date: November 19, 2018	By:	/s/ ALEX MCKEAN
Alex McKean,
Chief Financial Officer (Principal Financial Officer)

Date: November 19, 2018	By:	/s/ PATRICK BERTAGNA
Patrick Bertagna,
Chief Executive Officer

