Form 10-K
period 2018-12-31
GTX CORP
filed 2019-04-16
CIK 1375793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

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

The aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on December 31, 2018 was approximately $296,163. At April 16, 2019, there were 77,991,195 shares of the registrant’s common stock outstanding.

Documents incorporated by reference: None

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION CONTAINED IN THIS REPORT

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

Note Regarding Reverse Stock Split

The Company effected a reverse split of its outstanding common stock, par value $0.0001, at a ratio of 1-for-75, effective as of June 22, 2018 (the “Reverse Split”), for the purpose of complying with Nasdaq Listing Rule 5550(a)(2). All share and per share amounts have been restated as if the split occurred as of the earliest period presented.

PART 1

ITEM 1.	DESCRIPTION OF BUSINESS

Unless otherwise noted, the terms “GTX Corp”, the “Company”, “we”, “us”, and “our” refer to the ongoing business operations of GTX Corp and our wholly-owned subsidiaries, Global Trek Xploration, Inc. and LOCiMOBILE, Inc.

BUSINESS OVERVIEW & INTRODUCTION

GTX Corp (GTX) is a technology company that owns and operates two wholly owned subsidiaries engaged in the growing multi-billion dollar location based wearable technology and real-time location systems (“RTLS”) industry. GTX designs, manufactures and sells various interrelated and complementary products and services for the purpose of tracking and monitoring people and high value assets in real time. GTX owns 100% of the issued and outstanding capital stock of its two subsidiaries - Global Trek Xploration, Inc. and LOCiMOBILE, Inc. The two subsidiaries operate in various interrelated sectors of location-based services (LBS) and the wearable technology industry. Through these subsidiaries, GTX Corp is engaged in the design, development, manufacturing, distribution, sales and support of related products and services, for the consumer, enterprise and military. Utilizing GPS, cellular, BLE, NFC, RF and WiFi technologies through a proprietary enterprise monitoring platform and licensing subscription business model, the Company offers a complete end to end solution of hardware, middleware, apps, connectivity, and professional services that can track and monitor people or assets at the touch of a button in real-time. In addition to selling products and monthly service subscriptions, the Company also generates revenues through licensing its technology and intellectual property.

Global Trek Xploration was founded in 2002, and as part of a reverse merger became publicly traded in 2008, as a 100% wholly owned subsidiary of GTX Corp (OTCQB: GTXO), which operates and is headquartered in Los Angeles, California, with distributors and customers across the globe, in over 35 countries. Today GTX provides a, patented, comprehensive, end-to-end hardware, software and middleware platform that delivers tracking and monitoring products and services in vertical niche markets worldwide. We answer the “where is” question: such as, where is my mother, child, employee, soldier, pet, drone, rifle or other high value asset, through its proprietary IoT (“Internet of Things”) enterprise platform.

Since inception, GTX has developed and commercially launched numerous products, including, our GPS Smart Shoes, SmartSoles, Bluetooth Low Energy (“BLE”) SmartSoles, hand-held GPS tracking devices, a proprietary custom military personnel and asset tracking solution, a weapons tracker, pet tracker, infant tracker and more than 20 smartphone and tablet Apps, all supported by our hosted and scalable backend monitoring platform and intellectual property portfolio. The Company has multiple lines of business units comprising of our core wearable tech SmartSole line, Military, OEM and professional services, mobile and digital, Near field Communications (NFC) asset tracking and intellectual property licensing. The business units generate various revenue streams, such as product sales, recurring subscriptions, software and intellectual property (IP) licensing, fees for custom hardware and software development, professional consulting, support and maintenance services. Many of our products are protected by GTX’s IP portfolio of close to 90 issued patents, licensed patents, patents pending, registered trademarks, copyrights, URLs and a library of proprietary hardware designs and software.

BUSINESS UNITS

1)	Our SmartSole line of wearable footwear technology is designed for people with cognitive memory disorders, such as Alzheimer’s, dementia, autism and traumatic brain injury (“TBI”). Currently that number is estimated at 100 million worldwide and expected to reach 277 million by 2050. Typically, these people have a tendency to wander and require some wander guard technology and remote oversight. The SmartSoles are comfortable orthotic insoles embedded with a GPS and cellular tracking module, so that a caregiver can know in real time where a loved one is at the touch of a button from any smartphone or computer. Approximately 9 million people in the US and over 100 million worldwide are affected with some sort of cognitive memory disorder. With recent innovations of new biometric technology sensors we plan to expand beyond location based services and into the general senior population for people that need to track their mobility, activity and balance. Think of this as the FitBit for the senior’s market, with a potential customer base of 72 million people in the US and 650 million worldwide.

2)	Military, OEM and custom development for tracking military personnel, and high value assets, such as drones, small light weight cargo, rifles and other high value mobile assets that require our robust, small footprint and low power consumption hardware platform.

3)	Mobile and digital for the work force, such as salespersons, journalists, electricians, plumbers, food delivery, property management agents, cleaning services and other industries that require knowing the whereabouts of an employee or contractor in real time but that don’t want to invest in costly GPS devices, instead would rather leverage a user’s smartphone.

4)	IP licensing. Many of our patents were issued over 10 years ago and have garnered interest within the tech community. GTX is currently engaged in a licensing and monetization campaign. Over 150 companies that could potentially license some or all of our IP, have been identified.

5)	BLE and NFC technology for tracking people indoors, such as children in schools and valuable assets across the supply chain. BLE - Bluetooth Low Energy and NFC – Near Field Communication are a short-range wireless technology that triggers data exchange from one device to another. The chip is about the size of a nickel and can be attached, embedded, sewn, glued, embroidered and even ironed on or otherwise affixed to just about any person or product, including print materials, packaging and wearables.

CORPORATE STRATEGY

Management’s corporate strategy is to continue to build and develop GTX as a technology company that provides turnkey solutions for the consumer, enterprise and government in the field of tracking and monitoring people and high value assets. Most of the GTX product lines are sold with a monthly, quarterly or annual subscription service plan or licensing fees ranging from $2.00 to $35.00 per month per device. In addition to recurring service fees the Company also generates revenues through software and IP licensing, which to date most of our IP licensing agreements have been in the low five figures to the mid six figures. In order to facilitate and sustain long-term growth we are focused on adding new subscribers and signing new licensing agreements so that we can build a steady base of recurring revenues. Product sales and building out our patent portfolio are the key drivers of these initiatives. The more products we develop and sell the more subscribers we bring onboard. And, as our patent portfolio grows and evolves so do our licensing opportunities. To date we have built a network of strategic partners, a robust technology platform of proprietary hardware and software and a growing intellectual property (IP) portfolio. The GTX product lines of embedded smart wearable GPS devices, Stand-Alone GPS devices, Digital Apps, BLE/NFC solution and encrypted RF military personnel and asset tracking solutions are sold both direct to consumer (B2C) and business to business (B2B) and direct to the Military, through our global network of resellers, affiliates, distributors, non-profit organizations, government agencies, police departments, manufacturers reps and retailers. The Company has been ramping up its product distribution and sales channels and, as of December 31, 2018, the Company had live units in the field and / or paying subscribers in over 35 countries, with well-established customers and distributors in Canada, Mexico, Europe, Latin America, Asia, the Middle East and Africa. In the U.S. the Company sells direct to the consumer through its online ecommerce platform, a host of retailers and resellers along with over 900 online affiliates. The Company also manages direct B2B enterprise and government sales through its business development team and advisors. The B2B initiatives comprise of supporting existing distributors along with bringing on new distributors, working with U.S. and Foreign Military agencies, to support existing business and secure new business, and domestically to work with local, state and federal agencies in order to acquire reimbursement codes for its line of SmartSoles. To date GTX has been issued a vendor number for reimbursement in 11 U.S. states and internationally in Canada, Norway, Sweden and in the U.K. the National Health Services (NHS) began conducting regional pilots for the wander assistive GPS SmartSoles, in urban centers with high populations of seniors afflicted with dementia. Under these reimbursement programs, the SmartSoles are either partially (50% to 60%) or up to (100% including the monthly subscriptions) are paid for or subsidized by the local, state or federal agencies. We have also applied for grants and private insurance reimbursement along with other health and municipal services in several other countries. Where granted, the subsidies lower the cost of acquiring and owning our tracking products, which can result in an increase in customers and revenues.

INDUSTRY OVERVIEW

Location-Based Services (LBS) and Real-Time Location Systems (RTLS) is projected to grow from USD 22.18 billion in 2018 to USD 68.85 billion by 2023, a Compound Annual Growth Rate (CAGR) of 25.4%. This growth will be fueled because it is now possible for a network of physical objects (humans, vehicles, buildings, infrastructure, equipment of all shapes and types) to collect and exchange data and to communicate and work together. This enables devices, sensors and systems to operate autonomously in pursuit of goals and objectives set by the human architects of the system. While we all move towards an even more connected world, we believe that accurately identifying the location of a person or assets in real time will be a key driver in many applications for the consumer, enterprise and government sectors.

Smart wearable technology is becoming ubiquitous and it is starting to find its way into all parts of society. Miniature electronic devices that are worn by a person, commonly referred to as wearables, are continuing on a strong upward trajectory evident by the likes of Nike, Garmin, Google, Samsung, Apple, Verizon and a host of other fortune 100 companies that have entered into this space. Wearable Technology is on the rise in personal fitness, wellness, healthcare and business use. CCS Insight recently updated its outlook on the future of wearable tech, indicating that 411 million smart wearable devices, worth a staggering $34 billion, will be sold in 2020. And according to IDC, which recently reported that the global wearables market grew 31.4 percent during the fourth quarter of 2018, reaching a new high. Moreover, year-end 2018 shipments totaled an impressive 172.2 million units, up 27.5 percent from 135 million shipments in 2017.

The Caregiving Innovation Frontiers (CIF) study found that an estimated 117 million Americans will need assistance of some kind by 2020, but the number of unpaid caregivers is only expected to reach 45 million in the same year. We believe that these unpaid caregivers would benefit from solutions, such as our flagship GPS SmartSoles that can assist them in locating and monitoring their elderly persons. This huge demand represents a $279 billion revenue opportunity over the next four years across six different business areas identified in the study, with 80% of spending being out-of-pocket costs. Technology solutions and remote health monitoring systems that enable family caregivers to monitor the location of elderly persons could provide key relief, according to the report. The CIF report outlined six areas for business opportunities, with huge potential for revenue grabs. Technology represents an opportunity across all the service areas, according to AARP. The majority of family caregivers—67% of them—want to use technology to monitor their loved one’s health and safety, but only about 10% are doing so right now, leaving a lot of room for growth.

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

The rising need for real-time location systems (RTLS) and wearable location based services (LBS) is influenced by several factors, among them:

●	Universal awareness and expanding penetration of GPS enabled mobile smartphones & tablets (estimated 2 billion).
●	Personal and asset security concerns affecting a greater portion of the population. This includes the increased awareness related to global terrorism, active shootings, natural disasters and general unrest.
●	Increasing numbers of elderly or memory impaired (Alzheimer’s, dementia, autism, etc. 9 million in U.S. and growing to 277 million worldwide by 2050).
●	Corporations needing to manage worker productivity, efficiency and logistics.
●	Government agencies, law enforcement and military need to track personnel and asset monitoring.
●	Massive life style adoption of Location Based Advertising and Social Networking.

Management believes that more and more consumers, enterprises and government agencies are realizing the importance of using tracking and monitoring information technology. The technology growth story has long focused on the consumer, but as enterprises in every industry sector, including the government sector, look to technology to facilitate and transform their own operations, the opportunities for technology companies have broadened considerably. The following information illustrates the ways in which various tech markets are expected to grow.

The indoor location market is estimated to grow from $7.1 billion in 2017 to $40.2 billion by 2022, at a compound annual growth rate, or CAGR of 42%. (Source: http://www.marketsandmarkets.com/PressReleases/indoor-location.asp).

The location-based services (“LBS”) and real-time location systems (“RTLS”) market has grown considerably over the past few years and is expected to grow further with increasing portable personal digital assistant (“PDA”)-based e-commerce. The overall market is expected to grow from $15.04 billion in 2016 to $77.84 billion by 2021, at a CAGR of 38.9%.

In July 2013, Cisco forecasted that The Internet of Things, which consists of smart connected objects in homes, businesses and our surroundings that have the ability communicate over a multimodal network without human-to-human or human-to-computer involvement, would grow to 50 billion devices by the year 2020.

The U.S. Federal IT market will reach $140 billion by 2023, growing at CAGR 3.6% in the period 2018-2023 according to Market Research Media (Source: https://www.marketresearchmedia.com/?p=193).

CORPORATE STRUCTURE

GTX Corp is a Nevada corporation which operates two 100% wholly owned subsidiaries Global Trek Xploration and LOCiMobile, Inc.

Global Trek Xploration, is a California corporation based in Los Angeles, which engages in the business of hardware, software, connectivity, design, development and sales of Global Positioning Satellite (“GPS”), Cellular, Radio Frequency (“RF”) Near Field Communications (“NFC”) WiFi and Bluetooth low energy (“BLE”) monitoring and tracking solutions. Along with the management and monetization of the Company’s IP portfolio. The core business offers a GPS location based platform that enables subscribers to track in real time the whereabouts of people, or high valued assets. Our proprietary GPS devices, which consists of a miniature quad band GPRS transceiver, antenna, circuitry, battery and inductive charging pad can be customized and integrated into numerous form factors whose location and movement can be monitored in real time over the Internet through our 24x7 tracking portal or on a web enabled cellular telephone. The tracking portal is fully scalable and has been licensed to several partners both in the U.S. and internationally. It is a secure platform equipped with a database, application-programming interface (“API”) for custom integration and communication SMS gateway software and hardware. Subscriber internet communications are routed through GTX’s proprietary, fault-tolerant, carrier-class, and application-specific interface software. Our Location Data Center services are also offered to non-Global Trek products and hardware systems (i.e. handsets and personal electronics) of major electronics manufacturers through the offer and sale of exclusive licenses (either geographical, regional or product categories).

Markets that Global Trek Xploration is currently in, or is exploring, include:

●	Families with members who have Alzheimer’s and or dementia, including developmentally challenged adults;
●	Elder care support, life-style management and e-health applications;
●	Adults and children with cognitive disorders such as Autism and TBI;
●	High value asset tracking and location capability of drones, bikes, motorcycles, containers, luggage, rifles and other assets that require monitoring or tracking through a miniaturized low power consumption device;
●	Mobile work force;
●	Security for high-level executives, field workers, first responders, journalists, government employees;
●	Military, and law enforcement;
●	Biometrics, health and wellness;
●	Indoor Security Tracking, and;
●	Accessories and peripherals.

LOCiMOBILE, Inc., our other 100% wholly owned subsidiary is a Nevada based corporation, which developed and owns LOCiMOBILE®, a suite of mobile tracking applications (“Apps”) that turn the latest Smartphones and tablets such as iPhone®, iPad, Google Android and other GPS enabled handsets into a tracking and location based real-time tracking device which can be viewed through our tracking portal or on any connected device with internet access. Additionally, we have released our newest enterprise App, Track My Work Force, which allows employers to easily track and monitor employees, drivers, sales reps, and more using their Smartphone, tablet or any wireless devices. The Company continues to rollout new and innovative products which will include a series of applications that will be geared for the enterprise user, by offering “private label” versions of our popular consumer Apps to companies looking for a more personalized and secure methods of keeping track of their employees. Our roadmap also consists of additional applications for the iPad, other tablets, TV’s, and more applications for the iPhone and Google Android operating systems. Our goal is to expand our user base community, increase the value of our brand, and generate revenues from App sales, monthly subscriptions and advertising.

PRODUCTS and SERVICES

●	GPS SmartSole – a wearable orthotic insole GPS tracking, monitoring and recovery solution for those at risk of wandering due to Alzheimer’s, dementia and autism.
●	Take Along Tracker 3G – a miniature tracking and SOS device that allows for GPS capabilities, plus 2G, 3G, GSM, data and voice as well as a 3-way motion sensor.
●	Track My Workforce – a mobile app allowing employers to monitor mobile employees like drivers and sales representatives through their Smartphone.
●	Sole Protector for GPS Smartsole – created specifically for the GPS SmartSole® in order to boost longevity, hygiene, covertness, protection and comfort. Extends the life of the SmartSole with increased shock absorption and water resistance.

●	Take Along Friends & the Invisabelt - A GPS cellular tracking and monitoring device for young children and toddlers.
●	P.E.T.S. (personnel, equipment, tracking system) - A proprietary real-time GPS RF tracking system designed for the Military.
●	GPSS (ground personnel safety system) - A proprietary real-real time GPS RF tracking system designed for the Military.
●	S.S.S.N. (school safety security network) - An indoor BLE/NFC location and safety awareness platform to monitor students and faculty on school campuses.

CUSTOMERS

The company along with its international distributors service thousands of consumers, hundreds of businesses, and dozens of local, state and federal government agencies, across 35 countries. GTX also sells products and services to the U.S. Military and law enforcement agencies and is an approved government contractor. Other GTX customers include public health authorities, municipalities and Universities, in the U.S., Canada and across Europe. GTX also has a vendor number in 11 U.S. States and sells to local and state agencies supported by Medicare and Medicaid. Other customers range from retailers, healthcare facilities, private schools, assisted living facilities, NGOs, small business enterprises, senior care homes, and security companies. The Company also has several branded products and sells direct to the consumer.

INTELECTUAL PROPERTY

The early investment in IP, going back to 2002, demonstrates GTX’s commitment to developing innovative technology in the growing wearable GPS, LBS and RTLS space. The GTX Intellectual Property (IP) portfolio underpins its business and provides support across all of its business units. The portfolio addresses three core areas: Footwear, Communication and Backend Server Processes and as of 12-31-18 we had twenty-five (25) patents and/or pending applications and several trademark registrations. These include fifteen (15) issued U.S. utility patents, two (2) issued U.S. design patents, and three (3) other pending U.S. utility patent applications. We also have three (3) issued foreign national patents which include one (1) Canadian utility patent and two (2) Mexican utility patents. In addition to the five (5) comm protocol 286 family of patents, GTX also has several patents on the device side and server side. The three (3) pronged IP protection approach (device, communication and server) is part of the overall intellectual property strategy protecting all aspects of the GTX enterprise and value of its hardware and platform.

We also have one (1) pending European foreign national patent application based on our U.S. filings. In addition, we have under license thirty-three (33) U.S. patents and twenty-seven (27) foreign patents. Included under the IP portfolio GTX has U.S. trademark registrations including, but not limited to, registrations for the marks “LOCi” and “LOCIMOBILE.” In addition, another U.S. trademark application for “GPS SMART SOLE SATELLITE MONITORING AND REALTIME TRACKING”, “GTX CORP”, and “WITH YOU”.

In order to monetize our IP, in June 2016, we signed a revenue share monetization agreement with Inventergy Innovations, LLC (“Inventergy”), a subsidiary of Inventergy Global, Inc. (NASDAQ: INVT). The LLC engaged a highly experienced IP litigation law firm, Cotman IP Law Group in order to support our outbound IP monetization and licensing efforts. Since our portfolio extends beyond our core footwear patents and into areas such as GPS watches, fitness wearables that track location, hand-held GPS devices, tracking apps on Smartphones, standalone GPS tracking devices and location based platforms in general, which represents a very sizable addressable market and due to the large size and scope of this market, the process of identifying potential licensee’s, formulating a strategy and the negotiations or litigation required a lot of time and resources, hence why we brought in a partner. Significant progress was made throughout 2018, our strategy was solidified and implemented, over 100 companies have been identified, contacted or served with lawsuits, and we expect to sign at least 4 or 5 licenses in the first half of 2019 and possibly more throughout the rest of 2019. This is a slow process and as with most legal negotiations does not come with any assurances of success, however we have an excellent legal team and solid strategy in place. Due to the confidentiality nature of these negotiations and legal proceedings both current and in the future, the LLC or GTX are limited in making public announcements and usually bound to confidentiality agreements. We will however be disclosing whatever information we can in our 10Q’s beginning in Q1 2019. Furthering our current IP monetization strategy, GTX is also exploring licensing some of its other patents that are not part of the Invenergy LLC agreement. This is still in an early phase with only a few exploratory conversations that have taken place so far.

YEAR IN REVIEW

Kicking off 2018, the Company’s GPS SmartSoles appeared on the popular television show keeping up with the Kardashians, which has been a staple for the E! Network for over a decade, drawing in millions of viewers every show. This episode featured Kris Jenner, in a bid to keep tabs on the whereabouts of her mother, MJ, and gave her a new pair of shoes and insoles, which happen to be GTX’s flagship product. This was a significant boost for our brand and helped pave the way for the launch of a smaller, lower cost hardware platform that is used in our SmartSole line and OEM business. Our production costs dropped by approximately 65% which in turn enabled us to lower our wholesale pricing, allowing for bigger margins for our distributors which helped them generate more business. The new hardware enabled us to come out with a size small SmartSole which opened up new markets and the new hardware platform was also used in our new Invisabelt Tracker, designed for young children and toddlers, which we launched in June 2018 in the U.S only. So far Invisabelt sales have been small, but we expect to introduce the product to our international distributors in 2019 which should increase our numbers. In addition, the new electronics had several new firmware features such as Air Travel Mode, Speed Mode, a larger battery and rapid charging. All of which contributed to more orders, especially in Europe where we have several large distributors. As with all new technology also comes temporary setbacks and after product being out in the field for a few months, we experienced some firmware issues which caused us to stop production in the fourth quarter of 2018. Most of the issues have been resolved and production is back up and running, however we were not able to ship as much of this new hardware platform as we had planned and fulfil all of our orders in the 4th quarter. We notified all of our customers and distributors and besides a temporary setback in some product delivery, which will be made up in the future, no business was lost only delayed in recognizing the revenue.

During 2018, the Company continued expanding its B2B sales channels internationally and domestically, signed up new distributors, began new pilot programs, tested and launched new products, explored new business opportunities, and further advanced its work with George Mason University under their grant program. Through our existing partnerships we also attended several large trade shows in the U.S. and Europe and added additional account representatives to manage our reseller programs. In Europe our SmartSole business partners had a few significant breakthroughs. In the U.K. their National Health Services (NHS) began undergoing pilot programs of our GPS SmartSoles in Dorset, England and as of 12-31-18 the NHS was conducting tests in five municipalities. There are close to 850,000 people in the U.K. that have some sort of dementia and according to several British news agency’s once the NHS completes its trials, expected in 2019, they have secured close to $4 million dollars for this program and if successful they plan to roll it out country wide. Another breakthrough was in Norway, our distributor SafeCall was awarded a coveted 2-year contract to supply the municipality of Oslo, Norway with wearable GPS devices along with a 24/7 cloud service center to assist in remote monitoring and look after people with cognitive disabilities. The Norwegian Government identified two target groups which will receive the fully subsidized solution, first, elderly people with dementia and cognitive impairment who still live independently, and children or adolescents with disabilities, especially who are the most “at risk” and therefore would benefit from using wearable GPS technology. Our distributors in Sweden, Germany and Denmark are also reporting significant progress with local and federal agencies and we expect to see an increase in SmartSole sales and subscription activations from these countries in 2019.

In the fourth quarter of 2018, we also brought on a new distributor in Canada, Red Dot based in Ottawa and in the U.S. we began selling our GPS SmartSoles and Take-Along Trackers through Seniors.com located in Orange County, CA. Senior.com is the foremost internet resource exclusively focused on empowering its senior community, of over 1.7 million, and is a one-stop-shop for seniors and their families, with over 150,000 products for sale.

Domestically throughout 2018 we continued to add more government disability assistance agencies and Police Departments. We are now across 11 States, which have implemented programs that can order SmartSoles and provide full reimbursement for the families for both the product and the recurring service charges. We also went to Capitol Hill and had meetings with Rep. Mike Doyle (D-PA), Rep. Chris Smith (R-NJ), Rep. Maxine Waters (D-CA), Sen. Klobuchar (D-MN), Sen. Grassley (R-IA) and Sen. Chuck Schumer (D-NY) to discuss Kevin and Avonte’s Law – S. 2070 which will authorize the appropriation of $2 million annually over the 2018–2022 period for DOJ to make grants to state and local governments and nonprofit organizations to support programs and GPS tracking technology to locate missing persons with dementia or developmental disabilities. We also were invited to attend a conference hosted by the Department of Commerce and the United Nations for a select group of companies to discuss how to do business with the U.N. This is a slow process due to being government agencies, however we made steady progress throughout 2018 and now have in several of the 11 States, more than one agency, department or field office per State buying from us, which means we are penetrating both horizontally across more States and agencies, while also penetrating vertically, deeper within multiple departments within each State.

In September of 2017 we received our first military contract to supply a Personnel and Equipment GPS Tracking system (P.E.T.S.) to Edwards Air Force Base. All of the hardware, software and firmware was designed, manufactured and coded by the Company at its headquarters in Los Angeles, California and proudly displays a Made in U.S.A. logo. GTX also designed the PCB boards in house in order to keep tight control of the entire design and manufacturing processes. This highly versatile and scalable military-grade tagging, tracking & locating (“TTL”) GPS platform was specifically developed by GTX for large-scale installations and military bases that need to monitor the location and movement of both human and non-human assets, but, due to their remote locations or lack of conventional cellular coverage, require devices that can transmit data with a range of 20 miles through RF technology, report latitude and longitude coordinates every second, and encrypt the data for security. The Company’s proprietary GPS transmitters, which are about the size of a garage door opener, are enclosed in military-grade, water-resistant encasements and weigh less than 8 ounces. They can operate on a battery charge for up to 8 hours or be plugged into a vehicle and connect to an axillary antenna for greater range. The system also consists of repeaters that are either PoE (“Power over Ethernet”) or for very remote installations can be equipped with 12-volt batteries and solar panels to achieve months of battery life. The third part of the system are base station receivers that collect the encrypted data either direct from the transmitters or from the repeaters and then output for display.

Throughout 2018 GTX successfully delivered multiple orders to Edwards Air Force base and was under contract to provide additional replacement parts and equipment along with support and maintenance service which is expected to continue in 2019. In February of 2018, we began speaking to and conducted an onsite visit, in order to evaluate and asses the needs of another Air Force base located in Utah. We are now in pre contract stage with that base and in conversation with other military bases in California and Nevada to assess and explore their needs and requirements for tracking personnel and mobile assets on their bases. The U.S. Government business is intensely complex, competitive, unpredictable and subject to rapid change. We compete with a large number of diverse companies attempting to enter or expand their presence in the U.S. Government market. This landscape creates a challenging environment for GTX, however we believe that due to the innovative functionality of our products, our many years of experience in GPS real time tracking systems and our IP, we should be able to somewhat successfully compete, and we expect to see continued more military activity throughout 2019. Even though at this time we do not represent a significant presence in this market, it is a market sector that we are actively pursuing and as a result of having been awarded several military contracts and being an approved U.S. military contractor, we have begun dialogue with Military branches from three foreign countries. The process is slow and there is a tremendous amount of bureaucracy to get through along with language and cultural barriars, but we are starting to make progress, have received U.S. clearance to engage with these foreign governments and expect to be presenting them formal proposals in 2019.

In August 2018, we formulated a strategic alliance with KGH, Inc and brought Dr. Kathleen Kiernan as an advisor in order to help us build out and grow our government and military business. We also hired a new engineer and additional equipment and tools have been purchased in order to support the in-house manufacturing process required to make the military equipment. In preparation for conducting anticipated future business with the U.S. military, GTX has renewed and updated its System for Award Management (“SAM”) and General Services Administration (“GSA”) entity registrations and has begun conversations with retired military personnel, for joining our advisory board.

In August of 2017 the Company signed a collaboration agreement with Veristride, Inc., a company that specializes in gait movement and analysis using custom sensors at the foot and biomechanical analytics to provide feedback on how people walk, run and move. In August of 2018 we put our collaboration with Veristride on hold due to some intellectual property conflicts and their need to divert resources from R&D to sales and marketing. GTX management still strongly believes in this project and market and subsequently in September of 2018 signed an M.O.U with Kinesis Health Technologies LTD to explore the integration of their technology inside the GTX SmartSole footwear platform along with the reselling and marketing of their Gait technology throughout the U.S territory. As mass numbers of Baby Boomers who need care begin to outnumber those able to help them, the need for telematics biometric solutions with the primary goal of monitoring activity, mobility, balance and gait in order to analyze overall health and wellness along with being able to detect fall risk, which is a major cost and lifestyle problem for seniors, continues to be at the forefront of large conversation about the future of healthcare. An estimated 2.8 million older people are treated in emergency departments for fall injuries each year. These fall injuries result in an estimated $31 billion in direct medical costs annually on an inflation-adjusted basis. The business value of analyzing walking patterns through gait technology is significant in fall risk detection and prediction. Despite extensive preventive efforts, falling continues to be a major problem for seniors both at home and in community living facilities. Being able to accurately predict falls, strokes or early onset of dementia by wearing a smart non-intrusive footwear device can offer significant advancements in senior care and wellness making this a high priority development and go to market initiative for the Company.

As the trend to use technological innovations to help seniors live longer and more fulfilling lives, continues to grow around the world (generally referred to as the Aging 2.0 movement), we continue to forge new strategic alliances that will help us grow into the future. One such partner, George Mason University’s College of Health and Human Services successfully completed its Phase II machine learning wandering prediction research utilizing the GTX SmartSoles, IoT platform and data, and a two-stage spatiotemporal clustering algorithm which correctly predicted a users’ location 87% of the time. As part of a the GTX collaboration agreement with Mason, which began in fall of 2016, the University studied wandering habits in elderly people with Alzheimer’s and dementia, and used data from a sample of 338 GPS trackers used during the trial. The research and results will be made available to GTX, which will explore deploying the prediction algorithms into its backend monitoring platform, adding another layer of technology, IP and overall value to its wander assistive GPS tracking products and services.

On April 18, 2018, 1,000,000 preferred shares of the Companies 10,000,000 million authorized preferred shares were assigned a class and issued to the Board of Directors. This class of preferred shares only have voting rights which equal to two-thirds of all the issued and outstanding shares of common stock and shall be entitled to vote on all matters of the corporation. The preferred shares lack any dividend rights, do not have liquidation preference, and are not convertible into common stock. Further these shares require a holding period for vesting and may not be sold or transferred. The Company retained a third-party valuation firm whose input was utilized in determining the related per share valuation of the preferred shares. Based on the valuation report, the fair value of the preferred shares was determined to be $0.0463 per share or an aggregate of $46,363. This was done for accounting and disclosure purposes; however these shares have no market value and are non-liquid. The Company also elected to change its Articles of Incorporation in order to amend the par value for all of its’ authorized shares of common stock from $0.001 to $0.0001. The Company believed a change in par value would not have an adverse impact on the Company and could assisted the Company in future capital raising efforts.

On June 22, 2018 as part of the plan to up-list to the OTCQB Venture Exchange as well as realize a more attractive share price, the Company effected a reverse split (the “Reverse Split”) of its outstanding common stock, par value $0.0001, at a ratio of 1-for-75, for the purpose of complying with Nasdaq Listing Rule 5550(a)(2). Aa. As a result of the Reverse Stock Split, every seventy-five shares of issued and outstanding Common Stock were automatically combined into one issued and outstanding share of Common Stock, without any change in the par value per share. No fractional shares were issued as a result of the Reverse Stock Split. The Reverse Split was part of a corporate initiative in order to enhance its public profile and qualify for an up list to the OTCQB.

On October 31, 2018 the Company received approval to be up listed to the OTCQB Venture Market and GTXO shares began to trade on the OTCQB Venture Market. To qualify GTX had to be current in their reporting and undergo an annual verification and management certification process and maintain a share price of over $.01. Investors are now be able to find Real-Time quotes and market information for the Company on www.otcmarkets.com. In October 2018 the Company also created a long term employment retention bonus plan and issued 39,500,000 restricted common shares. The shares have a 3-year vesting period and were only issued to eligible, employees, directors and advisors who must have been with the Company for at least 7 years, then need to stay with the company an additional 2 years in order to participate in the plan, and a final year in order to reach the full 3-year vesting period. The Company can buy back the shares at par, from anyone that stops working for the company, prior to their vesting period.

TECHNOLOGY

GTX has developed a “carrier-class” architecture and hosts the servers in a facility Data Center (reliable to 99.999%). The local service center runs on redundant off-the-shelf servers. This enables cost-efficient expansion, without the need for application code changes.

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

We continue to modify and upgrade our modules for our SmartSoles and other GPS tracking product to, among other things, make it available for use in various localities without customization. The production and roll-out of version 1.5 and 2.0 of our SmartSole product is expected to be a benefit because, unlike the earlier versions, we no longer have to custom make SmartSoles for our international distributors with their Sim cards, so our manufacturing cost and time lines are reduced, and we have more flexibility to timely meet our customers’ requirements. Also, we now are able to bill for data charges in over 100 countries, thereby increasing our potential markets. The ability to both produce a product that is able to be delivered to foreign market without customization and to bill for data charges in additional countries will enable us to increase our RPS (revenue per subscriber). Our core tracking products (SmartSole, Take-Along-Tracker, OEM modules and Track my Work Force App) are supported by the existing infrastructure for the worldwide cell network that provides coverage throughout the United States, Canada, Mexico and numerous other countries that operate on the global GSM Wireless networks. Our personal locator modules have the ability to operate on the networks of 290 carriers in over 210 countries.

STRATEGIC RELATIONSHIPS and LICENSING

We offer location based hardware and/or IoT data monitoring platform to third parties for the sale and distribution of location based products/services in various vertical markets. We begin the process by entering into a platform test agreement or pilot program with a potential partner with the intent to transition into a long-term relationship. By establishing and building partnerships, through licensing agreements, OEM, and carrier relationships, we facilitate efficient entry into new markets leveraging each third parties core competencies. We enhance the value of our distribution channels by aligning our sales and marketing efforts with strategic partners, including co-branding, distribution and marketing with telecommunication companies, wireless carriers, national retailers and major consumer branded companies. We have the ability to customize our products into different form factors for the specific needs of customers. To date, the Company has created custom solutions for the monitoring of seniors with cognitive memory disorders by installing the GPS device into specially designed shoes and insoles; the monitoring of children by installing the GPS device into specially designed toys, belts, insoles and backpacks; and the monitoring of various high value assets such as drones, long guns and other mobile assets.

The Company has several key strategic relationships established both on the supply side and the distribution side. Some of the key partners on the supply side are Atlantic Footcare, which manufactures our SmartSoles, Telic and Mobilogix which manufactures our GPS and Cellular electronics, and Telefonica which provides our global connectivity. On the distribution side, we have numerous partnerships worldwide, ranging from distributors, health organizations, and retailers.

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

RESEARCH and DEVELOPMENT

As an emerging tech company our long term growth is predicated on making investments in R&D. Throughout 2018 we did not spend as much as we would have liked on R&D but we did manage to commercially launch new products, such as the Invisabelt, and Pet tracker, make prototypes of the Rifle Tracker, and soft launch our NFC asset tracker. We also continued development into our military product line, BioStride and indoor BLE tracking. Our future plans, as profits and cash flow increases, do include more investments in research and development and related product opportunities. Management believes that we must continue to dedicate a proportional amount of resources to R&D efforts to maintain a long term competitive position.

GROWTH STRATEGY

To date it has been a slow building process but the foundation has been laid. We have developed a multi-prong business model approach; business-to-business (B2B), business-to-consumer (B2C), Government and Military sales, and licensing of our technology and IP. We have successfully proven out all our models in a small scale. With B2C, once we can hit critical mass with lower pricing we will expand into the mass consumer markets. With B2B our strategy is to establish more partners and relationships with key industry leaders who will embed our technology into their products to sell to their established customer base. In addition, we plan to continue working with the Military both in the U.S. and abroad. Lastly, we plan to continue to identify companies that can license our IP. This approach requires time and capital to grow, however it is also diversified so that all of our eggs are not in one basket and once scaled can show rapid growth. As a small and underfinanced company, we have still managed to prove out these 4 models, they are all in play, we sell products everyday B2C, we have over a dozen distributors across the world, we have delivered several orders to the U.S. military and we have collected hundreds of thousands of dollars from IP licensing so far. Management believes that once we have the resources to scale any of these models or all of them we can expect to see steady and sustainable growth.

Key elements of our growth strategy include:

●	Providing our Personal Locator hardware module to licensees to empower their products with our two-way GPS tracking capabilities;
●	OEM private label manufacturing;
●	A mass market retail price under $99.00 for Personal Location devices;
●	A monthly service fee structure, under $20.00;
●	Reduction in hardware size and cost in order to open new markets;
●	Continue expanding our medical reimbursement programs;
●	Rolling out bio metrics and NFC;
●	Expanding distribution channels;
●	Increasing the number of solutions for the military and law enforcement markets;
●	Ease of use at the location interface point as well as with the device, using state-of-the-art cloud computing and cloud application development and;
●	Expanding our IP monetization campaign.

COMPETITION

Personal location and asset tracking devices of various kinds are currently available from numerous vendors, and the number of competitive products is increasing rapidly in the marketplace. Furthermore, many of the location products and services are available at no cost to the user or are already included in other products. Nevertheless, we believe this rapidly growing market acceptance of the tracking solutions that we offer represents an opportunity as the intrinsic value of the tracking solutions is recognized and mass market adoption continues. The key competitive advantage for GTX in its lead SmartSole product is our innovative approach to embedding electronics inside a flexible footwear system, which advantage is protected by an extensive patent portfolio and first to market. Another key competitive advantage is our large and growing patent portfolio along with our ability, because we are a small company, to be agile and responsive while still having deep and long industry knowledge of the GPS space.

Key differentiators between ourselves and the competition is:

B2B:

●	Providing a comprehensive fully integrated, patented end-to-end solution comprised of hardware, software, and global connectivity, that can be embedded or OEM into other companies’ product lines.
●	Being small and nimble we can provide faster turnaround times and lower pricing, which has been a key advantage in our military business.

B2C:

●	Our BLE & GPS SmartSole is the only non-visible, non-intrusive tracking and monitoring solution.

There are numerous competitors for GPS products in general, and for our LOCiMOBILE® smart phone applications in particular, including Location Based Technologies, Inc., Google Latitude, Foursquare, Trimble Navigation, Inc., Brick House Security, Verizon, and Trackimo, Inc. Many of our competitors are better financed than we are and/or have greater marketing and scientific resources than we can provide. We are also aware of a number of domestic and foreign competitors that offer much lower quality products in order to gain market share. The U.S. Government systems integration business is intensely competitive and subject to rapid change due to new requirements and budget allocation. We compete with a large number of military suppliers and other large and diverse companies attempting to enter or expand their presence in the U.S. Government market. Many of the existing and potential competitors have greater financial, operating and technological resources than we have. The competitive environment may require us to make changes in our pricing, services or marketing. The competitive bidding process involves substantial costs and a number of risks, including significant cost and managerial time to prepare bids and proposals for contracts that may not be awarded to us, or that may be awarded, but for which we do not receive meaningful revenues. Accordingly, our success depends on our ability to develop services and products that address changing needs and to provide people and technology needed to deliver these services and products. In the government services sector our competition includes large systems integrators and defense contractors. Some of these competitors include global defense and IT service companies such as, Northrop Grumman and Raytheon. However so far being small and nibble along with our ability to deliver product and services, quickly, at a fair market price and customize products on demand, have been to our advantage, over many larger competitors.

EMPLOYEES AND CONSULTANTS

As of December 31, 2018, the Company had fourteen full-time and part-time employees and advisors, along with five commission based sales personnel. Any selling, marketing, technical, IT and/or software development work that is not handled by our employees, advisors, or sales personnel, is outsourced to qualified contractors and consultants. The Company has over a dozen active outside consultants and contractors which are hired on an as needed basis.

GENERAL

We maintain several Internet websites, blogs and social media sites including; www.gtxcorp.com, www.locimobile.com, www.trackmyworkforce.co, www.gpssmartsole.com, www.codeamberalertag.com and www.gpstrackingapps.com. Our annual reports, quarterly reports, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and other information related to this Company, are available, free of charge, on our corporate website as soon as we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission. The Company’s various Internet websites and the information contained therein, or connected thereto, are not, and are not intended, to be incorporated into this Annual Report on Form 10-K. Our principal executive offices are located at 117 W 9th Street, Los Angeles, California, 90015 and our main telephone number is (213) 489-3019. The information on, or that can be accessed through, our websites is not part of this report, and you should not rely on any such information in making any investment decision relating to our common stock.

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

As of December 31, 2018, we had a working capital deficit of $3,524,620 and an accumulated deficit of $22,823,194. In addition, for the year ended December 31, 2018, we had a loss of $1,758,182 and negative cash flow from operating activities of $416,350. Revenues generated from our current operations are not sufficient to pay our on-going operating expenses. Our working capital needs in 2018 were partially funded by the $50,000 of consulting income that we received from Inventergy Innovations, LLC. In 2018, we agreed to reduce the quarterly draws that we have been receiving from our partnership with Inventergy Innovations, from $25,000 per quarter to $12,500 per quarter and starting in 2019 the draws will terminate as the campaign has transitioned into a licensing phase. Therefore, we had to obtain additional funding from the sale of our securities or from strategic transactions in order to fund our current level of operations. In order to fund our working capital needs and our product development costs, during 2018, we entered into twelve (12) separate note and share purchase agreements with three separate, unaffiliated accredited investors, resulting in net proceeds of $434,000. Additionally, we established a $500,000 Line of Credit with an accredited investor, which resulted in $65,000 of draws against this balance. This line of credit carries a 17% interest and no prepayment penalties.

During the first quarter of 2019, we did not enter into any Note or Share Purchase agreements, but instead drew down on our Line of Credit for $30,000. Additionally, we have signed 3 licensing agreements with royalty payments that we have begun collecting. Aside from continuing these loan transactions, we have not identified the sources for additional financing that we may require, and we do not have commitments from third parties to continue to provide this financing. Being a micro-cap stock, certain investors may be unwilling to invest in our securities, however this risk has been somewhat mitigated by our October 2018 uplist to the OTCQB Venture Market which is a more established national securities exchange. There is no assurance that sufficient funding through a financing will be available to us at acceptable terms or at all. Historically, we have raised capital through the issuance of convertible debt securities or straight equity securities. However, given the risks associated with our business, the risks associated with our common stock, the worldwide financial uncertainty that has affected the capital markets, and our status as a small, unknown public company, we expect in the near future, we will have a great deal of difficulty raising capital through traditional financing sources. Therefore, we cannot guarantee that we will be able to raise capital, or if we are able to raise capital, that such capital will be in the amounts needed. Our failure to raise capital, when needed, and in sufficient amounts, will severely impact our ability to continue to develop our business as planned. In addition, if we are unable to obtain funding as, and when needed, we may have to further reduce and/or cease our future operations. Any additional funding that we obtain in an equity or convertible debt financing is likely to reduce the percentage ownership of the company held by our existing security holders.

Based on the above factors, our auditors have concluded that there is substantial doubt as to our ability to continue as a going concern.

There is substantial doubt about the entity’s ability to continue as a going concern.

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses of $1,758,182 and $1,266,344 for the years ended December 31, 2018 and 2017, respectively, has incurred losses since inception resulting in an accumulated deficit of $22,823,194 as of December 31, 2018, and has negative working capital of $3,524,620 as of December 31, 2018. A significant part of our negative working capital position at December 31, 2018 consisted of $1,578,044, of amounts due to various accredited investors of the Company for convertible promissory notes, loans and a letter of credit. The Company anticipates further losses in the development of its business.

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

We currently have a working capital deficit and our current and projected revenues are not sufficient to fund our anticipated operating needs. We have reported net losses of $1,758,182 and $1,266,344 for the years ended December 31, 2018 and 2017, respectively. While we anticipate that revenues will increase in 2019, unless our sales increase substantially in the near future, we will continue to incur net losses in the near term, and we may never be able to achieve profitability. In order to achieve profitable operations, we need to significantly increase our revenues from the sales of product, subscriptions and licensing fees. We cannot be certain that our business will ever be successful or that we will generate significant revenues and become profitable. As a result, an investment in our company is highly speculative and no assurance can be given that our business model will be successful and, therefore, that our stockholders will realize any return on their investment or that they will not lose their entire investment.

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

Our projected revenues in 2019 rely on the scaling of the GPS and BLE SmartSole®, adding subscribers, increasing our military business, growing our OEM and IP monetization business.

We completed the development and testing of our second-generation footwear product, the GPS and BLE SmartSole® in 2014 and began commercially shipping the product at the beginning of 2015. However, we have not generated adequate revenues in 2018 from the sales of the SmartSoles and from on-going subscription fees to cover operating expenses. Our revenue projections for 2019 assume that the revenues we generated from the SmartSole will increase from the amount generated in 2018 and that our other business units will grow accordingly. However, we cannot predict the future and continued market acceptance of the SmartSole product line. Accordingly, it is uncertain whether our revenues will equal our internally projected levels. Failure to reach our target revenue levels will materially, and adversely, affect our financial condition.

We may never receive significant additional revenues from our strategic agreement with Inventergy Innovations, LLC.

On June 16, 2016, the Company entered into a Definitive Agreement with Inventergy Innovations, LLC, a subsidiary of Inventergy Global, Inc. (NASDAQ: INVT). The purpose of the Definitive Agreement is to allow Inventergy to monetize three of the Company’s location based patents. Inventergy Innovations intends to generate a return by either licensing these patents to third parties, sell the patents, or to initiate a patent infringement suit against potential infringers and seek damages from infringers. The Company owns a 45% interest in Inventergy Innovations. Therefore, if Inventergy Innovations is successful in monetizing the three patents, the potential return to the Company from its arrangement with Inventergy could be substantial. However, the Company cannot predict the amount Inventergy will be able to generate as a return from these patents, how much revenue Inventergy could generate, or when such returns would be realized. There are numerous risks associated with monetizing the three patents, including Inventergy’s ability to fund protracted infringement litigation with potential infringers, its ability to successfully out-license the rights, and its determination and willingness to pursue these patented rights.

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

Our markets are highly competitive, and we expect that both direct and indirect competition will increase in the future. Within each of our markets, we encounter direct competition from various larger U.S. and non-U.S. competitors. The adoption of new technology in the communications industry likely will intensify the competition for improved wireless location technologies. The wireless location services market has historically been dominated by large companies, such as Siemens AG, AT&T and LoJack Corporation. In addition, a number of other companies such as Trimble Navigation, Zoomback, Verizon, FireFly, Disney, Mattel, Digital Angel Corporation, Location-Based Technologies, Inc. and WebTech Wireless Inc. either have announced plans for new products or have commenced selling products that are similar to our wireless location products, and new competitors are emerging both in the U.S. and abroad to compete with our wireless location services products. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources may enter those markets, thereby further intensifying competition, adversely affecting our sales, and adversely affecting our business and prospects.

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

As of March 31, 2019, our executive officers and directors, in the aggregate, beneficially own shares representing approximately 44.68% of our common stock. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination. On matters submitted to our stockholders for approval, holders of our common stock are entitled to one vote per share. If our executive officers and directors choose to act together, they would have significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these individuals, if they chose to act together, would have significant influence on the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

As of December 31, 2018, we had short term convertible notes with outstanding principal balances totaling $1,313,133 and during the first quarter of 2019 we did not enter into any additional short term convertible notes all of which can potentially be convertible into shares of the Company’s common stock at prices less than the then-prevailing market price. The lenders for these convertible notes have a financial incentive to convert the notes and realize the profit equal to the difference between the conversion price and the market price. If the convertible notes are converted, the price of our common stock could decrease. See further discussion regarding the conversion features of our convertible debentures in footnote 8 of our Financial Statements included herein.

During 2018, we converted notes payable with principal balances of approximately $194,867 owed to various investors into 200,974,985 shares of our common stock. Our average market price during 2018 was $0.03555 per share. Although our goal is to limit future issuances of such convertible notes, no assurance can be given that we will not have to raise funds from these types of investments in the future.

Our common stock is thinly traded and the price of our common stock may be negatively impacted by factors that are unrelated to our operations.

Our common stock is currently quoted on the OTCQB Venture Market. Trading of our stock through the OTCQB Venture Market is frequently thin and highly volatile. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our business objectives, trading volume in our common stock, changes in general conditions in the economy and the financial markets, or other developments which affect us or our industry. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

When we issue additional shares in the future, it will likely result in the dilution of our existing stockholders.

Our articles of incorporation authorizes the issuance of up to 2,071,000,000 shares of common stock with a $0.0001 par value, of which 63,393,887 common shares were issued and outstanding as of December 31, 2018 (we also are authorized to issue 10,000,000 preferred shares with a par value of $0.0001, 1,000,000 of which have been issued and are outstanding). From time to time we may increase the number of shares available for issuance in connection with our equity compensation plans. Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of preferred stock and may choose to issue some or all of such shares to provide additional financing or acquire more businesses in the future.

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

Our common stock is currently quoted on the OTCQB Venture Market under the symbol “GTXO.” Since our common stock is not listed on a national securities exchange, if the trading price of our common stock remains below $5.00 per share, trading in our common stock will be subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-national securities exchange equity security that has a market price of less than $5.00 per share, subject to certain exceptions). The additional burdens imposed upon broker-dealers could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and the ability of holders of the common stock to sell their shares.

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

However, the Inventergy, LLC is in ongoing litigation over our IP licensing.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. Our common stock is quoted on the over-the-counter market on the OTCQB Venture Market trading platform under the symbol “GTXO.” The following table sets forth the high and low sale prices for our common stock on the OTCQB Venture Market for the periods indicated:

	Year Ended
	December 31, 2018
	High	Low
Quarter ended March 31, 2018	$0.005	$0.0024
Quarter ended June 30, 2018	$0.0038	$0.0015
Quarter ended September 30, 2018	$0.0989	$0.0014
Quarter ended December 31, 2018	$0.045	$0.008

	Year Ended
	December 31, 2017
	High	Low
Quarter ended March 31, 2017	$0.0130	$0.0045
Quarter ended June 30, 2017	$0.0129	$0.0043
Quarter ended September 30, 2017	$0.0053	$0.0028
Quarter ended December 31, 2017	$0.0055	$0.0021

Holders of Record. As of April 16, 2019, an aggregate of 77,991,195 shares of our common stock were issued and outstanding and were owned by approximately 266 holders of record, based on information provided by our transfer agent. The foregoing number of record holders does not include an unknown number of stockholders who hold their stock in “street name.”

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

On October 22, the Company created a long term employment retention bonus plan and allocated 39,500,000 restricted common shares. The shares have a 3-year vesting period and those eligible, employees, directors and advisors must have been with the Company for at least 7 years with an additional 2 years necessary in order to participate in the plan and 3 to become fully vested.

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

On October 22, 2018, we issued 500,000 common shares to an investor as part of their Convertible Promissory Agreement.

On November 6, 2018 we issued 640,000 shares of common stock to an investor for converting $6,464 in debt from a convertible note that was issued in the second quarter of 2017.

On November 9, 2018, we issued 2,000,000 shares of common stock to an investor for converting $4,000 in debt from a convertible note that was issued in the first quarter of 2018.

On November 28, 2018, we issued 869,175 shares of common stock to an investor for converting $7,145 in debt from a convertible note that was issued in the second quarter of 2017.

On December 20, 2018, we issued 1,900,000 shares of common stock to an investor for converting $9,918 in debt from a convertible note that was issued in the second quarter of 2017.

On December 20, 2018, we issued 2,500,000 shares of common stock to an investor for converting $5,000 in debt from a convertible note that was issued in the first quarter of 2017.

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

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)
2018
Equity compensation plans approved by security holders	-	$-	2,234,877
Equity compensation plans not approved by security holders	-	-	-
Total	-	$-	2,234,877

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following table represents our statement of operations for the years ended December 31, 2018 and 2017:

	Years ended December 31,
	2018		2017
	$	% of Revenues	$	% of Revenues

Revenues	637,043	93%	421,735	78%
Consulting income	50,000	7%	116,653	22%
Total revenues	687,043	100%	538,388	100%
Cost of goods sold	213,000	31%	209,773	39%
Gross Margin	474,043	69%	328,615	61%

Operating expenses:
Wages and benefits	742,780	108%	642,199	119%
Professional fees	316,541	46%	285,295	53%
Sales and marketing expenses	40,940	6%	44,446	8%
Research and development expenses	25,163	4%	49,126	9%
General and administrative	367,771	54%	338,950	63%
Total operating expenses	1,493,195	217%	1,360,016	252%

Loss from operations	(1,019,152)	-148%	(1,031,401)	-192%

Other expense/income, net	(739,030)	-108%	(234,943)	-44%
Net loss	(1,758,182)	-237%	(1,266,344)	-235%

Revenues

Product revenues increased in fiscal 2018 by 49% over fiscal 2017. Revenues as a whole in fiscal 2018 increased by 28% or $148,655 in comparison to fiscal 2017 primarily due to the increase in our new product lines and recurring revenue. Revenues from the sale of the new Military orders have increased 322% in fiscal 2018 in comparison to fiscal 2017. The Company’s goal is to generate recurring subscription revenues from the use of all of our tracking products, including the SmartSoles product. The balance of the revenue for fiscal year 2018 is represented by the sales of our new Military products, stand-alone units, consulting and IP licensing.

During the year ended December 31, 2018, the Company’s customer base and revenue streams were comprised of approximately 33.47% B2B (Wholesale Distributors and Enterprise Institutions), 25.24% B2C (consumers and government agencies who bought on the behalf of consumers, through our online ecommerce platform and through Amazon, Google and iTunes), 7.85% IP (our monetization campaign from consulting, licensing and asserting our patents) and 33.45% Military and Law Enforcement.

During the year ended December 31, 2017, the Company’s customer base and revenue streams were comprised of approximately 53.27% B2B (Wholesale Distributors and Enterprise Institutions), 23.96% B2C (consumers and government agencies who bought on the behalf of consumers, through our online ecommerce platform and through Amazon, Google and iTunes), 13.61% IP (our monetization campaign from consulting, licensing and asserting our patents) and 9.16% Military and Law Enforcement.

Cost of goods sold

Cost of goods sold increased only 2% or $3,227 during fiscal 2018 in comparison to fiscal 2017. This was achieved despite the 49% increase in product sales, by the R&D used to downsize our form factors, which led to lower buying and manufacturing costs and higher the margins on our new product lines. As a result, total gross margin, excluding the Inventergy payments, increased from 50% in fiscal 2017 to 67% in fiscal 2018. As we increase our subscription base of monthly recurring fees, total overall gross margins are expected to increase accordingly.

Wages and benefits

Wages and benefits for fiscal 2018 increased $100,581 or 16% compared to fiscal 2017. The increase is a direct result of a growing subscriber base, new product development, and the military contracts we have received, all of which required an increase in personnel. In addition, due to a growing economy and overall rising wages, we needed to increase the salaries of our entire engineering staff in order to stay competitive in the market place and maintain employee retention, which was critical to the manufacturing of our military products. Additionally, this amount includes $71,089 in non-cash stock-based compensation related to the company’s Retention Bonus and Board of Director’s preferred share issuance.

Professional fees

Professional fees consist of costs attributable to consultants and contractors who primarily spend their time on legal, accounting, product development, business development, corporate advisory services and investor relations. Such costs increased $31,246 or 11% in fiscal 2018 compared to fiscal 2017. A large part of the fee increase was due to a non-cash note issued for services for $63,000 and $18,403 in Retention Bonus amortization. Otherwise, the professional fees decreased as more responsibilities from outside contractors and consultants where transferred to in-house personnel.

Sale and marketing expenses

Sales and marketing expenses decreased by 8% or $3,506 during 2018 in comparison to 2017, which reflects having released many of our products in 2018 that were part of online advertising utilizing social media and google ads in the fourth quarter of 2017.

Research and development expenses

In 2018 our research and development expenses decreased 49% as we incurred $25,163 in non-recurring R&D expenses, as compared to $49,126 in 2017 related to the development of our Military, Children’s and bio metric products. With all new products there are initial capital expenses in order to design, develop porotypes and initiate first production runs in order to bring the product to market. As products transitions into full production the R&D surrounding those products typically reduces over time as can be seen in 2018. Capital permitting, we are expecting to spend more on R&D on our NFC, BLE and biometric solution.

General and administrative

General and administrative costs during fiscal 2018 increased by $28,821 or 9%, in comparison to fiscal 2017, mostly due to non-cash expenses booked to G&A. But as a whole, a 9% increase in G&A against a 49% increase in Product revenues shows that we are still diligent in our management of overhead as revenues increase.

Other expense/income, net

Other expense/income, net increased by 215%, or $504,087, from fiscal 2017 to fiscal 2018 primarily as a net result of increased amortization of debt discount, interest expense and the costs associated with related party notes. The accounting treatment for the bifurcation of the derivative liabilities embedded in our short-term convertible notes results in a net derivative, non-cash income of $125,567. The derivative loss represents the change in fair value of the derivative liability during the period.

Net loss

Net loss during fiscal 2018 increased by $491,838, or 39%, in comparison to the net loss incurred during fiscal 2017. However, loss from operations, which excludes mostly non-cash expenses decreased 1% or 12,248 for the same period.

On an earnings per share basis, we saw a reduction in share loss from ($0.16) in 2017 to ($0.08) in 2018.

Liquidity and Capital Resources

As of December 31, 2018, we had $69,856 in cash and $193,474 of other current assets, and $3,718,094 of current liabilities, resulting in a working capital deficit of $3,524,620 compared to $1,454 in cash and a working capital deficit of approximately $1,675,414 as of December 31, 2017.

Net cash used in operating activities was $416,348 for fiscal 2018 compared to $632,199 for fiscal 2017. The decrease in net cash used in operating activities was largely attributed to the net change in non-cash items that includes loss on the extinguishment of debt, the amortizations of debt discount and the interest and financing costs on note assignments of $540,224 with the net change in operating assets and liabilities increasing $871,049 for the same period.

Net cash provided by financing activities during fiscal 2018 was $499,000 and consisted of proceeds totaling $495,000 received from advances under various convertible note payable agreements and $65,000 from a line of credit. Net cash provided by financing activities during fiscal 2017 was $546,000 and consisted of proceeds totaling $556,000 received from advances under various convertible note payable agreements. Thus, reducing our borrowings by 10% from 2017 to 2018.

We expect to continue to generate revenues from all our business units from existing product sales, recurring subscriptions, software and Intellectual Property licensing, military and professional services. We also expect to see new revenues come in from recently launched products and products that are scheduled for launch throughout 2019 however, even though existing product sales and recurring subscriptions are starting to become more consistent, the amount of revenues is still unpredictable and may not be sufficient to fund all our working capital needs. Accordingly, we anticipate that we will have negative cash flow from our operations and, therefore, will have to raise additional capital in order to fund our operations in 2019.

In order to continue funding our working capital needs and our product development costs, during 2018 we entered into twelve (12) separate note and share purchase agreements with three separate, unaffiliated accredited investors. As a result, we issued convertible notes with a total principal balance of $590,000 (the “2018 Convertible Notes”). Some of the 2018 Convertible Notes carry various original issue discount of 40%, fixed conversions of $0.002 to $0.30, and has interest ranging between 1-12%. As a result, in exchange for the 2018 Convertible Notes, we received cash proceeds of $495,000. Additionally, we established a $500,000 Line of Credit with an accredited investor, which resulted in $65,000 of draws against this balance. This line of credit carries a 17% interest, no OID, no discount to market or prepayment penalties.

Prior to 2018, we entered into eighteen (18) separate note and share purchase agreements with four separate, unaffiliated accredited investors. As a result, we issued convertible notes with a total principal balance of $619,000 (the “2017 Convertible Notes”). Some of the 2018 Convertible Notes carry various original issue discounts of 40-51%, no OID or interest and some has no discount and OID’s, but has interest ranging between 10-12%. We issued four 2016 Convertible Notes Payable, totaling $249,000 with 20%-26% OID’s, and two 2015 Convertible Notes Payable, totaling $105,000 with 20% OIDs and there are six (6) 2014 Notes that matured after one-year and are convertible into common stock of the Company at $0.015 per share, subject to adjustment and mandatory conversion. These 1,425,000 additional shares of the Company’s common stock are required to be issued to investors because the Convertible Notes issued in 2014 were not repaid or converted prior to June 30, 2015. As of December 31, 2018, none of these additional shares have been issued.

Subsequent to December 31, 2018, we continue to draw upon our Line of Credit agreement related to inventory financing with an independent accredited investor. As a result, we have received cash proceeds of $30,000. This line of credit carries a 17% interest, no OID, no discount to market or prepayment penalties.

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

As noted above, based on budgeted revenues and expenditures, unless revenues increase significantly, we believe that our existing and projected sources of liquidity may not be sufficient to satisfy our cash requirements for the next twelve months. Accordingly, we will need to raise additional funds in 2019. The sale of additional equity securities will result in additional dilution to our existing stockholders. Sale of debt securities could involve substantial operational and financial covenants that might inhibit our ability to follow our business plan. Any additional funding that we obtain in a financing is likely to reduce the percentage ownership of the Company held by our existing security-holders. The amount of this dilution may be substantial based on our current stock price, and could increase if the trading price of our common stock declines at the time of any financing from its current levels. We may also attempt to raise funds through corporate collaboration and licensing arrangements. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to grant licenses on terms that are not favorable to us. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain the needed additional funding, we may have to further reduce our current level of operations, or, may even have to totally discontinue our operations.

We are subject to many risks associated with early stage businesses, including the above discussed risks associated with the ability to raise capital. Please see the section entitled “Risk Factors” for more information regarding risks associated with our business.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations as of December 31, 2018:

		Payments due by period
	Total	Less than 1 year	1-3 years	More than 3 years
Q4 2014 Notes	$124,000	$124,000	$-	$-
2015 Convertible Notes	105,000	105,000	-	-
2015 Term Loan	200,000	200,000
2016 Convertible Notes	217,500	217,500	-	-
2016 Management Notes	428,997	428,997	-	-
2017 Convertible Notes	288,633	288,633	-	-
2017 Management Notes	241,050	241,050	-	-
2018 Management Notes	214,499	214,499
2018 Convertible Notes	578,000	578,000
2018 Line of Credit	65,000	65,000	-	-
Total	$2,462,679	$2,462,679	$-	$-

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses of $1,758,182 and $1,266,344 for the years ended December 31, 2018 and 2017, respectively, has incurred losses since inception resulting in an accumulated deficit of $22,823,194 as of December 31, 2018, and has negative working capital of $3,524,620 as of December 31, 2018. A significant part of our negative working capital position at December 31, 2018 consisted of $1,578,044, of amounts due to various accredited investors of the Company for convertible promissory notes, loans and a letter of credit. The Company anticipates further losses in the development of its business.

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

Revenue Recognition

Through December 31, 2017, revenue was recognized when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, and collectability of the resulting receivable is reasonably assured. Determining whether and when these criteria have been satisfied requires the Company to make assumptions and judgments that could have a significant impact on the timing and amount of revenue it reports. The Company recognized revenue when risk of loss transferred to its customers and collection of the receivable was reasonably assured, which generally occurs when the product is shipped, or the service has been rendered with regard to services income.

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

Royalty Revenue

Royalty revenue recorded by the Company relates exclusively to the Company’s License and Partnership agreement with Inventergy which provides for ongoing royalties based on monetization of IP licenses. The Company recognizes revenue for royalties under ASC 606, which provides revenue recognition constraints by requiring the recognition of revenue at the later of the following: 1) sale or usage of the products or 2) satisfaction of the performance obligations. The Company has satisfied its performance obligations and therefore recognizes royalty revenue when the sales to which the royalties relate are completed. During the years ended December 31, 2018 and 2017, the Company did not recognize any royalty revenue.

During the year ended December 31, 2018, the Company’s customer base were comprised of approximately 33.47% B2B (Wholesale Distributors and Enterprise Institutions), 25.24% B2C (consumers and government agencies who bought on the behalf of consumers, through our online ecommerce platform and through Amazon, Google and iTunes), 7.85% IP (our monetization campaign from consulting, licensing and asserting our patents) and 33.45% Military and Law Enforcement. During the year ended December 31, 2017, the Company’s customer base and revenue streams were comprised of approximately 53.27% B2B (Wholesale Distributors and Enterprise Institutions), 23.96% B2C (consumers and government agencies who bought on the behalf of consumers, through our online ecommerce platform and through Amazon, Google and iTunes), 13.61% IP (our monetization campaign from consulting, licensing and asserting our patents) and 9.16% Military and Law Enforcement.

Product Warranty

The Company’s warranty policy provides repair or replacement of products (excluding GPS Shoe devices) returned for defects within ninety days of purchase. Warranty liabilities are recorded at the time of sale for the estimated costs that may be incurred under our standard warranty. As of December 31, 2018, products returned for repair or replacement have been immaterial. Accordingly, a warranty liability has not been deemed necessary.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act, as amended). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment, management identified continued weaknesses related to: (i) our internal review functions, (ii) a lack of segregation of incompatible duties within accounting functions, and (iii) insufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements. As a result, management concluded that, as of December 31, 2018, the Company’s internal control over financial reporting were not effective for the size of our Company. Due to our size and the limited nature of our operations, segregation of all conflicting duties may not always be possible and may not be economically feasible. These weaknesses are due to our inadequate staffing during the period covered by this report and our lack of working capital to hire additional staff. Although management will periodically re-evaluate this situation, at this point it considers that the risk associated with such lack of segregation of duties and the potential benefits of adding employees to segregate such duties are not cost justified. We are in the process of determining how best to change our current system and implement a more effective system. However, there can be no assurance that implementation of any change will be completed in a timely manner or that it will be adequate once implemented. To the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

Our Chief Executive Officer serves pursuant to an employment agreement that was automatically extended for one year on March 14, 2018, and that will automatically be extended for successive one-year periods if not cancelled by either party. See “Item 10, Executive Compensation – Employment Agreements.”

The following table sets forth information regarding our executive officers and directors.

Name	Position Held	Age	Date First Appointed
Patrick E. Bertagna	President, Chief Executive Officer and Chairman of the Board	55	March 14, 2008
Alex McKean	Chief Financial Officer	55	October 3, 2011
Christopher M. Walsh	Director	69	July 1, 2015
Louis Rosenbaum	VP of Operations & Finance, Director	68	March 14, 2008 (Director) March 1, 2015 (VP)
Andrew Duncan	Director, Audit Committee Member, Corporate Secretary and Treasurer	54	April 2, 2010

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

Summary Compensation Table. The following table sets forth the compensation for the fiscal years ended December 31, 2018 and 2017 for services rendered to us by all persons who served as our Chief Executive Officer and our Chief Financial Officer and most highly compensated executive officers other than our Chief Executive Officer and Chief Financial Officer (collectively, the “Named Executive Officers”) who received compensation in excess of $100,000 in 2018.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 12/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)(3)	Total ($)
Patrick Bertagna(1)	2018	150,000	-	-	-	25,000	175,000
	2017	150,000	-	-	-	15,000	165,000

Alex McKean(2)	2018	96,000	-	-	-	-	96,000
	2017	96,000	-	-	-	-	96,000

(1)	Mr. Bertagna, our Chief Executive Officer has agreed to accrue portions of his salary in an effort to preserve cash for other working capital needs of the Company. In 2018, Mr. Bertagna accrued wages and $10,000 for Board of Director fees thru December 31, 2018. Accordingly, as of December 31, 2018, Mr. Bertagna has $60,225 of back accrued salary owed.

(2)	Mr. McKean, our Chief Financial Officer has agreed to accrue portions of his salary in an effort to preserve cash for other working capital needs of the Company. Accordingly, as of December 31, 2018 $47,100 of back accrued salary amounts were owed to Mr. McKean for his services as our Chief Financial Officer.

(3)	The values shown in this column include Director fees, additional employee benefits paid including travel, health insurance, auto lease payments and cellular phone service.

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

The following table summarizes the compensation of each of our directors who is not also a named executive officer for their service as a director for the year ended December 31, 2018. The compensation of Mr. Bertagna, who serves as a director and as our Chief Executive Officer, is described above in the Summary Compensation Table.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Louis Rosenbaum(1)	-	-	-	N/A	N/A	10,000	10,000
Andrew Duncan(2)	-	-	-	N/A	N/A	10,000	10,000
Christopher Walsh(3)	-	-	-	N/A	N/A	10,000	10,000

(1)	Mr. Rosenbaum has provided consulting services to the Company in previous years. During 2018, Mr. Rosenbaum earned $96,000 in 2018 relating to consulting services, and $10,000 for Board of Director fees.

(2)	Mr. Duncan also provides consulting services to the Company. During 2018, Mr. Duncan earned $96,000 in 2018 for consulting services, and $10,000 for Board of Director fees.

(3)	Mr. Walsh, earned for $10,000 as payment for his time as a director in 2018.

Employment Agreements

The following are summaries of the employment agreements with the Company’s executive officers:

Patrick E. Bertagna, our Chief Executive Officer and President, is employed pursuant to a written agreement dated as of March 14, 2008. The agreement was for a term of two years, but contained a provision under which the agreement is automatically extended for additional one-year periods unless either party provides written notice to the contrary at least 60 days prior to the end of the term then in effect. As such, Mr. Bertagna receives a base salary of $150,000 per year; however, in order to preserve cash for other working capital needs, Mr. Bertagna has agreed to accrue portions of his salary in the past and he is continuing to do so in 2019. He is entitled to adjustments to his base salary based on certain performance standards, at the Company’s discretion, as follows: (i) a bonus in an amount not less than fifteen percent (15%) of yearly salary, to be paid in cash or stock, if the Company has an increase in annual revenues and Mr. Bertagna performs his duties within the time frame budgeted for such duties at or below the cost budgeted for such duties and (ii) a bonus, to be paid in cash or stock at the Company’s sole discretion, equal to $12,500 for every one million of the Company’s outstanding common stock purchase warrants that are exercised.

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

The following table sets forth certain information as of March 31, 2019, regarding the beneficial ownership of our common stock by (i) each stockholder known by us to be the beneficial owner of more than five percent of our common stock, (ii) by each of our executive officers named in the Summary Compensation Table and our directors and (iii) by all of our executive officers and directors as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned. Unless otherwise noted in the table, the address for each of the persons identified is 117 W 9th Street; Suite 1214, Los Angeles, CA 90015. Beneficial ownership is calculated based upon 75,591,195 shares of common stock issued and outstanding as of March 31, 2019.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Common Stock
Patrick E. Bertagna	10,312,509 shares	13.64%
CEO and Chairman of the Board

Alex McKean	4,054,489 shares	5.36%
Chief Financial Officer

Louis Rosenbaum	8,133,901 shares	10.76%
VP of Operations & Finance, Director

Andrew Duncan	7,205,848 shares	9.53%
Director, Corporate Secretary and Treasurer

Christopher Walsh	4,070,830 shares	5.39%
Director

All directors and named executive officers as a group (5 persons)	33,777,577 shares	44.68%

Other greater than 5% ownership Shareholders	N/A	0%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

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

Related Party Transactions. During 2018, our officers and directors accrued $177,700 of deferred back salary and $40,000 of director fees.

Except as described above, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Securities and Exchange Commission Regulation S-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Audit Committee has appointed Weinberg & Co., LA. as our independent registered public accounting firm on June 13, 2018. The following table shows the fees that were paid or accrued by us for audit and other services provided by our current auditor Weinberg & Co., LA. and our previous auditor LBB & Associates Ltd., LLP:

	2018	2017
Audit Fees (1)	$90,642	$59,500
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees	-	-
Total	$90,642	$59,500

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our quarterly financial statements and those services normally provided in connection with statutory or regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. This information is presented as of the latest practicable date for this annual report.

(2)	Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.” This category primarily includes services relating to our Registration Statement filed with the Securities Exchange Commission during 2011.

(3)	Weinberg & Co. LA does not provide us with tax compliance, tax advice or tax planning services.

All audit related services, tax services and other services rendered by LBB & Associates Ltd., LLP were pre-approved by our Board of Directors or Audit Committee. The Audit Committee has adopted a pre-approval policy that provides for the pre-approval of all services performed for us by Weinberg & Co. LA. The policy authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services. Pursuant to this policy, the Board delegated such authority to the Chairman of the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

The Company’s financial statements and related notes thereto are listed and included in this Annual Report beginning on page F-1. The following exhibits are filed with, or are incorporated by reference into, this Annual Report.

Exhibit Number	Description

3.1	Articles of Incorporation of the Registrant filed with the State of Nevada on April 7, 2006(2)
3.2	Amended and Restated Bylaws of the Registrant(3)
4.1	2008 Equity Compensation Plan(8)
10.1	Employment Agreement between the Registrant and Patrick E. Bertagna dated March 14, 2008(3)
10.2	Form of Securities Purchase Agreement (August 2011 Private Placement)(9)
10.3	Form of Warrant Agreement (August 2011 Private Placement)(9)
10.4	Form of Subscription Application (August 2011 Private Placement)(9)
10.5	Form of Note and Share Purchase Agreement (Q4 2014 and Q1 2015)(5)
10.6	Form of Convertible Promissory Note (Q4 2014 and Q1 2015)(5)
10.7	Form of Note and Share Purchase Agreement (November 2016)(10)
10.8	Form of Warrant Agreement (Q1 2015)(5) Form of Note and Share Purchase Agreement (Q4 2014 and Q1 2015)(5)
10.9	Code of Business Conduct and Ethics(3)Form of Convertible Promissory Note (Q4 2014 and Q1 2015)(11)
10.10	Subsidiaries(5) Form of Warrant Agreement (Q1 2015)(5)
10.11	Form of Note and Warrant Purchase Agreement (Q2 2016)(6)
10.12	Form of Promissory Note (Q2 2016)(6)
10.13	Definitive Agreement, dated June 16, 2016, between the Company and between Inventergy Innovations, LLC(7)*
10.14	Form of Promissory Note Issued to Officers(11)
10.15	Form of Military Purchase Order with Edwards Airforce Base(12)
10.16	Form of Convertible Note (2018)(13)
10.17	Form of Promissory Note issued to RB Capital Partners, Inc.(14)
10.18	Certificate of Amendment to Par Value and Preferred Shares(15)
23.1	Report of Independent Registered Public Accounting Firm(1)
23.2	Code of Business Conduct and Ethics(3)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act(1)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act(1)
32.1	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002(1)
101.INS	XBRL Taxonomy Extension CalculationXBRL Instance Document
101.SCH	XBRL Taxonomy Extension DefinitionXBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension LabelsXBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension PresentationXBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

(1)	Filed herewith.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 as filed December 12, 2006.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 20, 2008.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated March 20, 2009.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated December 31, 2014.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 10-Q dated June 30, 2016.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 10-Q dated September 30, 2016.
(8)	Previously filed on May 22, 2008 as an exhibit to our Registration Statement on Form S-8, File No. 333-151114 and incorporated herein by reference.
(9)	Previously filed on October 3, 2011 as part of the Registrant’s Registration Statement on Form S-1 (File No. 333-177146) and incorporated herein by reference.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 21, 2016.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 10-Q dated March 31, 2017.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 10-Q dated September 30, 2017
(13)	Incorporated by reference to the Registrant’s Current Report on Form 10-Q dated March 31, 2018
(14)	Incorporated by reference to the Registrant’s Current Report on Form 10-Q dated June 30, 2018
(15)	Incorporated by reference to the Registrant’s Current Report on Form 10-Q dated September 30, 2018
*	Certain portions of the Exhibit have been omitted based upon a pending request for confidential treatment filed by us with the SEC. The omitted portions of the Exhibit have been separately filed by us with the SEC

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTX Corp
(Registrant)

Date: April 16, 2019	By:	/s/ Patrick E. Bertagna
Patrick E Bertagna
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Patrick E. Bertagna	Chief Executive Officer and Director (Principal Executive Officer)	April 16, 2019

/s/ Alex McKean	Chief Financial Officer (Principal Financial Officer)	April 16, 2019

/s/ Christopher Walsh	Director	April 16, 2019

/s/ Louis Rosenbaum	Director, VP of Operations and Finance (Principal Accounting Officer)	April 16, 2019

/s/ Andrew Duncan	Director, Treasurer, Secretary	April 16, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

GTX Corp

Los Angeles, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of GTX Corp. (the “Company”) as of December 31, 2018, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred recurring operating losses and used cash in operations since inception and has a stockholders’ deficit at December 31, 2018. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2018.

/s/ Weinberg & Company, P.A.

Weinberg & Company, P.A.

Los Angeles, CA

April 16, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

GTX Corp

Los Angeles, CA

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of GTX Corp (the Company) as of December 31, 2017, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Houston, Texas

March 30, 2018

GTX CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
ASSETS

Current assets:
Cash and cash equivalents	$69,856	$1,454
Accounts receivable, net	97,572	93,130
Inventory	22,567	57,835
Other current assets	3,479	60,153

Total current assets	193,474	212,572

Property and equipment, net	58,388	116,234
Investment in equity securities	344	3,230
Intangible assets	16,260	17,520

Total assets	$268,466	$349,556

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$246,551	$297,779
Accrued expenses	438,552	243,675
Accrued expenses - related parties	332,174	45,668
Deferred revenues	26,000	57,934
Convertible promissory note, net of discount	1,293,109	781,758
Convertible notes – related parties	884,546	-
Notes payable	265,000	200,000
Derivative liabilities	232,162	261,172
Total current liabilities	3,718,094	1,887,986

Long-term convertible note – related parties	-	670,047

Total liabilities	3,718,094	2,558,033

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 1,000,000 shares issued and outstanding at December 31, 2018	100	-
Common stock, $0.0001 par value; 2,071,000,000 shares authorized; 63,363,436 and 9,389,982 shares issued and outstanding at December 31, 2018 and 2017, respectively	6,336	939
Additional paid-in capital	19,367,130	18,855,596
Accumulated other comprehensive loss	-	(59,249)
Accumulated deficit	(22,823,194)	(21,005,763)

Total stockholders’ deficit	(3,449,628)	(2,208,477)

Total liabilities and stockholders’ deficit	$268,466	$349,556

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2018	2017
Revenues	$637,043	$421,735
Consulting income	50,000	116,653
Total revenues	687,043	538,388

Cost of goods sold	213,000	209,773

Gross margin	474,043	328,615

Operating expenses
Wages and benefits	742,780	642,199
Professional fees	316,541	285,295
Sales and marketing expenses	40,940	44,446
Research and development expenses	25,163	49,126
General and administrative	367,771	338,950

Total operating expenses	1,493,195	1,360,016

Loss from operations	(1,019,152)	(1,031,401)

Other income (expenses)
Additional cost on related party notes	(247,147)	-
Derivative income (expense), net	6,468	309,142
Gain on extinguishment of derivative liabilities	119,099	-
Amortization of debt discount	(394,239)	(423,682)
Interest expense and financing costs	(223,211)	(75,128)
Other expenses	-	(45,275)

Total other income (expenses)	(739,030)	(234,943)

Net loss	(1,758,182)	(1,266,344)

Components of comprehensive loss:
Unrealized loss on available for sale investment	-	(59,249)

Comprehensive net loss	$(1,758,182)	$(1,325,593)

Weighted average number of common shares outstanding - basic and diluted	21,241,479	8,188,322

Net loss per common share - basic and diluted	$(0.08)	$(0.16)

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance, December 31, 2016	-	$-	6,804,901	680	18,292,078	(30,604)	(19,739,419)	(1,477,265)
Issuance of common stock for services	-	-	216,667	22	94,228	-	-	94,250
Issuance of common stock for accrued expenses	-	-	-	-	-	-	-	-
Issuance of common stock for conversion of debt	-	-	2,328,414	233	392,387	-	-	392,620
Issuance of common stock for financing	-	-	40,000	4	20,321	-	-	20,325
Issuance of warrants and bargain conversion feature	-	-	-	-	56,582	-	-	56,582
Unrealized loss on available for sale investment	-	-	-	-	-	(28,645)	-	(28,645)
Net loss	-	-	-	-	-	-	(1,266,344)	(1,266,344)
Balance, December 31, 2017	-	-	9,389,982	$939	$18,855,596	$(59,249)	$(21,005,763)	$(2,208,477)
Fair value BCF on convertible notes	-	-	-	-	181,250	-	-	181,250
Fair value of warrants issued to consultant and lender	-	-	-	-	14,500	-	-	14,500
Issuance of common stock for services	-	-	39,580,667	3,958	57,041	-	-	60,999
Issuance of common stock for conversion of debt	-	-	11,116,826	1,111	193,718	-	-	194,829
Issuance of common stock for financing	-	-	856,000	86	19,004	-	-	19,090
Issuance of warrants and bargain conversion feature	-	-	2,419,961	242	(242)	-	-	-
Issuance of preferred shares to the board	1,000,000	$100			46,263			46,363
Cumulative effect of adopting ASU 2016-01	-	-	-	-	-	59,249	(59,249)	-
Net loss	-	-	-	-	-	-	(1,758,182)	(1,758,182)
Balance, December 31, 2018	1,000,000	$100	63,363,436	$6,336	$19,367,130	$-	$(22,823,194)	$(3,449,628)

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017
Cash flows from operating activities
Net loss	$(1,758,182)	$(1,266,344)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	73,356	62,446
Bad debt expense	-	5,159
Loss on marketable securities	2,886	-
Stock-based compensation	60,999	133,656
Derivative income	(107,406)	(309,142)
Amortization of debt discount	394,239	423,682
Interest added to debt – related parties	214,499	-
Fair value of preferred stock issued for securities	46,363	-
Notes issued for services	150,000	-
Common stock issued for financing	21,090	-
Changes in operating assets and liabilities:
Accounts receivable	(4,442)	(41,574)
Inventory	35,268	53,114
Other current and non-current assets	56,674	(74,203)
Accounts payable and accrued expenses	143,736	100,566
Accrued expenses - related parties	286,506	267,415
Deferred revenues	(31,934)	13,026

Net cash used in operating activities	(416,348)	(632,199)

Cash flows from investing activities
Purchase of property and equipment	(14,250)	(7,778)

Net cash used in investing activities	(14,250)	(7,778)

Cash flows from financing activities
Proceeds from convertible debt	495,000	556,000
Proceeds from line of credit	65,000	-
Payments on convertible debt	(61,000)	(10,000)

Net cash provided by financing activities	499,000	546,000

Net change in cash and cash equivalents	68,402	(93,977)

Cash and cash equivalents, beginning of period	1,454	95,431

Cash and cash equivalents, end of period	$69,856	$1,454

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$5,655	$-

Supplemental disclosure of noncash investing and financing activities:
Unrealized loss on available for sale investments	$-	$28,645
Issuance of common stock for conversion of debt	$194,829	$430,120
Issuance of common stock for accrued expenses	$-	$7,875
Debt discount on convertible notes and warrants	$272,146	$459,611
Accrued salaries converted into convertible promissory notes	$-	$241,050

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

1. ORGANIZATION AND BASIS OF PRESENTATION

During the periods covered by these financial statements, GTX Corp and its subsidiaries (the “Company” or “GTX”) were engaged in business operations that design, manufacture and sell various interrelated and complementary products and services in the wearable technology and Personal Location Services marketplace. GTX owns 100% of the issued and outstanding capital stock of its two subsidiaries - Global Trek Xploration, Inc. and LOCiMOBILE, Inc.

Global Trek Xploration, Inc. focuses on the design, manufacturing and sales distribution of its hardware, software, and connectivity, Global Positioning System (“GPS”) and Bluetooth Low Energy (“BLE”) monitoring and tracking platform, which provides real-time tracking and monitoring of people and high valued assets. Utilizing a miniature quad band GPRS transceiver, antenna, circuitry, battery and inductive charging pad our solutions can be customized and integrated into numerous products whose location and movement can be monitored in real time over the Internet through our 24x7 tracking portal or on a web enabled cellular telephone. Our core products and services are supported by an IP portfolio of patents, patents pending, registered trademarks, copyrights, URLs and a library of software source code, all of which is also managed by Global Trek.

LOCiMOBILE, Inc., is the Companies digital platform which has been at the forefront of Smartphone application (“App”) development since 2008. With a suite of mobile applications that turn the iPhone, iPad, Android and other GPS enabled handsets into a tracking device which can be tracked from handset to handset or through our tracking portal or on any connected device with internet access. LOCiMOBILE has launched over 20 Apps across multi mobile device operating systems and continues to launch consumer and enterprise apps.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The accompanying consolidated financial statements reflect the accounts of GTX Corp and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

On June 22, 2018, the Company effected a 1-for-75 reverse stock split of its common stock. All references to shares of common stock outstanding, average number of shares outstanding and per share amounts in these consolidated financial statements and notes to consolidated financial statements have been restated to reflect as if the reverse stock split occurred as of the earliest period presented.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses of $1,758,182 and utilized cash in operations of $416,348 during the year ended December 31, 2018, has incurred losses since inception resulting in an accumulated deficit of $22,823,194 as of December 31, 2018 and has a stockholders’ deficit of as of December 31, 2018. The Company anticipates further losses in the development of its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of debt or equity is unknown. The ability to obtain additional financing, the successful development of the Company’s contemplated plan of operations, or its ability to achieve profitable operations are necessary for the Company to continue operations, and there is no assurance that these can be achieved. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Through December 31, 2017, revenue was recognized when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, and collectability of the resulting receivable is reasonably assured. Determining whether and when these criteria have been satisfied requires the Company to make assumptions and judgments that could have a significant impact on the timing and amount of revenue it reports. The Company recognized revenue when risk of loss transferred to its customers and collection of the receivable was reasonably assured, which generally occurs when the product is shipped, or the service has been rendered with regard to services income.

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

Royalty Revenue

Royalty revenue recorded by the Company relates exclusively to the Company’s License and Partnership agreement with Inventergy which provides for ongoing royalties based on monetization of IP licenses. The Company recognizes revenue for royalties under ASC 606, which provides revenue recognition constraints by requiring the recognition of revenue at the later of the following: 1) sale or usage of the products or 2) satisfaction of the performance obligations. The Company has satisfied its performance obligations and therefore recognizes royalty revenue when the sales to which the royalties relate are completed. During the years ended December 31, 2018 and 2017, the Company did not recognize any royalty revenue.

During the year ended December 31, 2018, the Company’s customer base were comprised of approximately 33.47% B2B (Wholesale Distributors and Enterprise Institutions), 25.24% B2C (consumers and government agencies who bought on the behalf of consumers, through our online ecommerce platform and through Amazon, Google and iTunes), 7.85% IP (our monetization campaign from consulting, licensing and asserting our patents) and 33.45% Military and Law Enforcement. During the year ended December 31, 2017, the Company’s customer base and revenue streams were comprised of approximately 53.27% B2B (Wholesale Distributors and Enterprise Institutions), 23.96% B2C (consumers and government agencies who bought on the behalf of consumers, through our online ecommerce platform and through Amazon, Google and iTunes), 13.61% IP (our monetization campaign from consulting, licensing and asserting our patents) and 9.16% Military and Law Enforcement.

Disaggregation of Net Sales

The following table shows the Company’s disaggregated net sales by product type:

	December 31, 2018	December 31, 2017
Product sales	$443,069	$297,616
Service income	193,974	124,119
Consulting income	50,000	116,653
Total	$687,043	$538,388

The following table shows the Company’s disaggregated net sales by customer type:

	December 31, 2018	December 31, 2017
B2B	$230,069	$289,416
B2C	176,974	126,319
Military	230,000	49,000
IP	50,000	73,653
Total	$687,043	$538,388

Allowance for Doubtful Accounts

We extend credit based on our evaluation of the customer’s financial condition. We carry our accounts receivable at net realizable value. We monitor our exposure to losses on receivables and maintain allowances for potential losses or adjustments. We determine these allowances by (1) evaluating the aging of our receivables; and (2) reviewing high-risk customers financial condition. Past due receivable balances are written off when our internal collection efforts have been unsuccessful in collecting the amount due. Our allowance for doubtful accounts was $15,918 as of December 31, 2018 and $22,312 as of December 31, 2017.

Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold in the accompanying consolidated statements of operations.

Product Warranty

The Company’s warranty policy provides repair or replacement of products (excluding GPS Shoe devices) returned for defects within ninety days of purchase. Warranty liabilities are recorded at the time of sale for the estimated costs that may be incurred under our standard warranty. As of December 31, 2018 and 2017, products returned for repair or replacement have been immaterial. Accordingly, a warranty liability has not been deemed necessary.

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

Inventory

Inventory generally consists of raw materials and finished goods and is valued at the lower of cost (first-in, first-out) or net realizable value. The Company evaluates its inventory for excess and obsolescence on a regular basis. In preparing the evaluation the Company looks at the expected demand for the product, as well as changes in technology, in order to determine whether or not a reserve is necessary to record the inventory at net realizable value. For the years ending December 31, 2018 and 2017 the Company did not recognize any charges to expense associated with excess and obsolete inventory cost adjustments.

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

Research and Development Costs

Research and development costs consist primarily of fees paid to consultants and outside service providers, patent fees and costs, and other expenses relating to the acquisition, design, development and testing of the Company’s products. Research and development expenditures are expensed as incurred and totaled $25,163 and $49,126 for the years ended December 31, 2018 and 2017, respectively.

Concentrations

We currently rely on one manufacturer to supply us with our GPS SmartSole and one manufacturer to supply us with the GPS device included in the GPS SmartSole. The loss of either of these manufacturers could severely impede our ability to manufacture the GPS SmartSole.

As of December 31, 2018, the Company had four customers representing approximately 40%, 30%, 9% and 8% of sales and three customers representing approximately 54%, 12%, and 9% of total accounts receivable, respectively. The Company had three customers representing approximately 33%, 29%, and 16% of sales and three customers representing approximately 8%, 23%, and 11% of total accounts receivable, respectively for the year ended December 31, 2017.

Intangible Assets

The Company records identifiable intangible assets acquired from other enterprises or individuals at cost. Intangible assets consist of a licensing agreement enabling the Company to sell its GPS-related vehicle tracking software and services.

Marketable Securities

Through December 31, 2017, the Company accounted for its investment in marketable equity securities as “available for sale” securities. Our marketable securities were marked to market on a quarterly basis, with unrealized gains and losses being excluded from earnings and reflected as a component of other comprehensive income.

On January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 primarily affects equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. Among other things, this new guidance requires certain equity investments to be measured at fair value with changes in fair value recognized in net income. As such, the Company measures its equity investments at their fair value at end of each reporting period. The fair value of our available for sale securities is determined based on quoted market prices for identical securities on a quarterly basis.

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

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no dilutive shares outstanding as of December 31, 2018 and 2017. Common stock equivalents, totaling 11,555,000 and 13,852,000 at December 31, 2018 and 2017, respectively, were not included in the computation of diluted earnings per share in 2018 and 2017 on the consolidated statements of operations due to the fact that the Company reported a net loss in 2018 and 2017.

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

Segments

The Company operates in one segment for the manufacture and distribution of its products. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying financial statements.

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

3. JOINT VENTURE AND INVESTMENT IN EQUITY SECURITIES

The Company has the following transactions with Inventergy Global, Inc. (NASDAQ: INVT).

Joint Venture Agreement

On June 16, 2016, the Company entered into a Definitive Agreement with Inventergy Innovations, LLC (“Inventergy”), a subsidiary of INVT. The Company partnered with Inventergy to monetize three (3) GTX Patents. Upon signing the Agreement, the Patents were assigned to an Inventergy subsidiary, and Inventergy assigned a 45% interest in the entity to GTX. Inventergy is also obligated to make a sequence of quarterly payments to GTX beginning in January 2017, which payments represent non-refundable advances against future royalty and other payments. Pursuant to a non-exclusive license back to GTX, GTX will still retain all use rights of the 3 patents.

The Company uses the equity method to account for its 45% investment in the Inventergy subsidiary. Under the equity method, the Company recognizes its share of the earnings and losses of the subsidiary as they accrue instead of when they are realized. There have been no operations of the joint venture to date, and as of December 31, 2018 and 2017, the Company’s investment in the venture was $0.

Investment in Equity Securities

As of December 31, 2018, and December 31, 2017, we owned 42,500 shares of common stock of INVT at a closing with a fair value of $344 and $3,230 respectively. Our investment accounted for less than a 5% interest in the equity of this Company. Through December 31, 2017, the Company previously accounted for this as an investment in available for sale securities, and as such unrealized gains and losses were recorded as adjustment to accumulated other comprehensive income. During 2017, the Company reflected an unrealized loss of $59,249 on this investment.

In January 2018, the Company adopted ASU 2016-01, Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01 using the modified retrospective transition method. Upon adoption, we reclassified $59,249 related to available-for-sale investment securities from accumulated other comprehensive loss to accumulated deficit as a cumulative-effect adjustment. Under the new guidance, these securities will continue to be measured at fair value; however, the changes in unrealized net holding gains and losses will be reported in earnings. Comparative information continues to be reported under the accounting standards in effect for the period. The effect of the change for the twelve months ended December 31, 2018 was an increase to net loss of approximately $2,886, which is included in Other income (expense) on the Condensed Consolidated Statements of Operations.

Sales to INVT

During the years ended December 31, 2018 and 2017, the Company provided IP consulting services to INVT in the amounts of $50,000 and $116,653, respectively.

4. RELATED PARTY TRANSACTIONS

In order to preserve cash for other working capital needs, various officers, members of management, employees and Board Members agreed to accrue portions of their wages and sometimes various out-of pocket expenses since 2011. As of December 31, 2018, and 2017, the Company owed $198,135 and $0, respectively, for such accrued wages and other expenses owed for other services which are included in the accrued expenses – related parties on the accompanying balance sheet.

On December 31, 2017, management elected to transfer the existing accrued salaries into long-term convertible promissory notes. As of December 31, 2018, and 2017, these notes total $884,546 and $670,047, respectively. The notes bear a 10% annual interest rate. Management shall have the right, but not the obligation to convert up to 50% of the amount advanced and accrued interest into shares, warrants or options of common or preferred stock of the Company at $0.01 per share (see Note 8). Accrued interest on the notes were $134,039 and $45,668 as of December 31, 2018 and 2017 and is included in the accrued expenses – related parties on the accompanying balance sheet.

5. INVENTORY

Inventories consist of the following:

	December 31,
	2018	2017
Raw materials	$717	$33,928
Finished goods	21,850	23,907
Total Inventories	$22,567	$57,835

6. PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	December 31,
	2018	2017
Software	$25,890	$25,890
Website development	91,622	91,622
Software development	294,751	282,251
Equipment	1,750	-
Less: accumulated depreciation	(355,625)	(283,529)

Total property and equipment, net	$58,388	$116,234

Depreciation expense for the years ended December 31, 2018 and 2017 was $72,096 and $62,446, respectively, and is included in general and administrative expenses.

7. NOTES PAYABLE

The following table summarizes the components of our short-term borrowings:

	December 31,
	2018	2017
(a) Term loans	$200,000	$200,000
(b) Line of credit	65,000	-

Total	$265,000	$200,000

(a) Term loans

In 2015, the Company entered into an unsecured term loan agreement with a third party for an aggregate principal balance of $200,000 at an interest rate of 14% per annum. The term loan became due on April 14, 2017. The principal balance outstanding on the note as of December 31, 2018 and December 31, 2017 was $200,000 and is past due, and $5,655 of accrued interest has been paid down in 2018.

(b) Line of Credit

The Company obtained a line of credit agreement with an accredited investor of $5,000,000 during 2018. There were three borrowings against the line as of December 31, 2018 for aggregate borrowings of $65,000. The line bears interest of 17%. The line is based upon GTXO providing the investor with purchase orders and use of proceeds, including production of goods schedules and loan repayment timelines. These loans/drawdowns are specifically for product, inventory and/or purchase order financing.

Upon completion of the terms of the Line of Credit, GTX Corp. will issue to the investor 7,500,000 shares of GTXO common stock or $75,000 of GTXO common stock, whichever is greater.

As of December 31, 2018 the Company had received $65,000 in advances.

8. CONVERTIBLE NOTES

As of December 31, 2018 and December 31, 2017, the Company had a total of $1,313,133 and $923,875, respectively, of convertible notes payable, which consisted of the following:

	December 31, 2018	December 31, 2017
a) Convertible Notes – with fixed conversion	$967,000	$517,500
b) Convertible Notes – with variable conversion	346,133	406,375
Total	1,313,133	923,875
Less: Debt discount	(20,024)	(142,117)
Total convertible notes, net of debt discount	$1,293,109	$781,758

a)	Convertible notes payable with principal balance of $517,500 as of December 31, 2017 consist of loans provided to the Company from various investors. These notes carry simple interest at a rate ranging from 0% to 14% per annum and with terms ranging from 1 to 2 years. In lieu of the repayment of the principal and accrued interest, the outstanding amounts are convertible, at the option of the note holder, generally at any time on or prior to maturity and automatically under certain conditions, into the Company’s common shares at $0.015 to $0.001 per share. These notes became due in 2017 and prior, and are currently past due.

During the period ended December 31, 2018, the Company entered into Convertible Promissory Agreements with accredited investors for an aggregate principal balance of $470,000. The Purchasers may convert their notes after six months into common shares in the Company at a price equal to $0.002 to $0.30. The notes bear interest from 1% to 12% mature at various dates ranging from four to six months. The notes were issued pursuant to Section 4(a)(2) of the Securities Act of 1933. On the dates of the agreement, the closing price of the common stock range from $0.0018 to $0.23 per share. As the conversion price embedded in the note agreements was below the trading price of the common stock on the dates of issuance, a beneficial conversion feature (BCF) was recognized at the date of issuance. The Company recognized a debt discount at the date of issuance in the aggregate amount of $181,250 related to the intrinsic value of beneficial conversion feature. During the twelve months ended December 31, 2018, we issued 5,900,000 shares of common stock to convert $40,500 of these outstanding convertible notes and paid down in cash the principal balance on three notes by $2,000.

Also, during the same period, the Company entered into a Convertible Promissory Agreement with an accredited investor with a principal balance of $25,000. The Purchaser may convert their note after November 30, 2018 into common shares in the Company at a price equal to a 40% discount to market. The note bears interest of 1%. As part of the note agreement, the Company issued 500,000 shares of common stock and warrants to acquire 500,000 shares of common stock at an exercise price of $.04 per share. The Company recognized a debt discount at the date of issuance in the aggregate amount of $12,500 related to the fair value of the intrinsic value of the beneficial conversion feature and the equity instruments issued with the financing. During the year ended December 31, 2018 the Company repaid $3,000 of principal and $22,000 was outstanding as of December 31, 2018.

The balance of the valuation discount of notes with a fixed conversion as of December 31, 2017 was $52,712. During the period ended December 31, 2018 the Company recorded a valuation discount of $193,750 upon issuance of convertible notes payable and amortized $246,462 of debt discount leaving no remaining unamortized balance at December 31, 2018. See subsequent events for Amendment to the Notes.

b)

Convertible notes payable with principal balance of $406,375 were outstanding as of December 31, 2017 and consist of loans provided to the Company from various investors. These notes are non-interest bearing and with terms ranging from 1 to 2 years. In lieu of the repayment of the principal and accrued interest, the outstanding amounts are convertible, at the option of the note holder, generally at any time on or prior to maturity and automatically under certain conditions, into the Company’s common shares at 60% of the lowest trading price in the prior 30 days.

During the twelve-month period ended December 31, 2018, we issued 5,216,826 shares of common stock to convert $154,367 of outstanding convertible notes. In addition, we paid down $56,000 under the note agreements.

During the period ended December 31, 2018, the Company had issued a Convertible Promissory Note as payment for services incurred under an Advisory Agreement with a third party for a principal balance of $55,125 under the same terms as the notes above. Additionally, the same party entered into two other Convertible Promissory Note agreements for services, one for $10,000 at a 40% discount to market with a 10% interest rate, and the other for $85,000 with a 2% discount rate.

The Company determined that since the conversion floor of these notes had no limit to the conversion price, the Company could no longer determine if it had enough authorized shares to fulfil its conversion obligation. As such, pursuant to current accounting guidelines, the Company determined that the conversion feature of these notes created a derivative with a fair value totaling $96,556 at the date of issuances. The Company recorded $78,396 as a valuation discount to be amortized over the life of the note and the remaining $18,160 as a financing cost.

The unamortized valuation discount relating to these notes was $89,405 as of December 31, 2017. During the period ended December 31, 2018 the Company recorded a valuation discount of $78,396 upon issuance of convertible notes payable, and recorded amortization of debt discount of $147,777 as interest expense. Unamortized debt discount as of December 31, 2018 related to these notes was $20,024.

Convertible Notes Due to Related Parties

On September 30, 2016, management elected to convert accrued salaries into long-term convertible promissory notes. The balance of such note at December 31, 2016 was $428,997. On December 31, 2017, management elected to transfer additional accrued salaries into long-term convertible promissory notes, due on March 31, 2019, totaling $241,050 and are due 18 months after issuance. The notes bear a 10% annual interest rate. Management shall have the right, but not the obligation to convert up to 50% of the amount advanced and accrued interest into shares, warrants or options of common or preferred stock of the Company at $0.75 per share. As of December 31, 2017, the outstanding balance on the convertible notes was $670,047.

During the period ended June 30, 2018, the Company recognized additional notes with an aggregate amount of $214,499 which represent 50% of the related party notes that matured on March 31, 2018. The notes are due on March 31, 2019. Such amount was recorded as noncash financing cost during the twelve months ended December 31, 2018. As of December 31, 2018, the outstanding balance on the convertible promissory notes was $884,546.

On December 31, 2018 interest of $133,533 is accrued on the above notes and included in accrued expenses to related parties.

Derivative liabilities

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

At December 31, 2017, the balance of the derivative liabilities was $261,172. During the period ended December 31, 2018, the Company recorded an additional derivative liability with a fair value of $96,554, recorded a gain on extinguishment of derivative liabilities of $119,099 related to notes that were converted and a change in fair value of $6,468. At December 31, 2018, the balance of the derivative liabilities was $232,162.

At December 31, 2018 and December 31, 2017, the derivative liabilities were valued using a probability weighted Black-Scholes-Merton pricing model with the following assumptions:

	December 31, 2018	December 31, 2017
Conversion feature:
Risk-free interest rate	2.57%	2.0%
Expected volatility	504.95%	165.68%
Expected life (in years)	.1 to .773 years	.1 to .5 years
Expected dividend yield	-	-
Fair Value:
Conversion feature	$232,162	$261,172

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

9. INCOME TAXES

The provision for refundable Federal income tax consists of the following as of December 31:

	2018	2017

Federal income tax benefit calculated at statutory rate of 21% and 34%, respectively	$598,000	$431,000
Less: Stock based compensation expense	(55,000)	(37,000)
Effect of rate change from 34% to 21%	(2,102,000)	(1,895,000)
Change in valuation allowance	1,559,000	1,501,000
Net income tax provision	$-	$-

The cumulative tax effect at the expected rate of 21% and 34% of significant items comprising our net deferred tax amount is as follows at December 31:

	2018	2017
Deferred tax asset attributable to:
Net operating losses carried forward	$3,396,282	$3,061,000
Less: Valuation allowance	(3,396,282)	(3,061,000)
Net deferred tax asset	$-	$-

At December 31, 2018, the Company had an unused net operating loss carryover approximating $16,166,000, subject to section 386 limitations, that is available to offset future taxable income, which expires beginning in 2028.

The Company established a full valuation allowance. The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized.

10. EQUITY

Preferred Stock

During the year ended December 31, 2018, the Company authorized its preferred shares to have voting rights equal to two-thirds of all the issued and outstanding shares of common stock, shall be entitled to vote on all matters of the corporation, and shall have the majority vote of the board of directors. The subject preferred stock lacks any dividend rights, does not have liquidation preference, and is not convertible into common stock. During the year ended December 31, 2018, the Company issued one million shares to certain officers and board members. The Company retained a third-party valuation firm whose input was utilized in determining the related per share valuation of the preferred shares. Based on Management’s assessment and the valuation report, the fair value of the preferred shares was determined to be $0.0463 per share or an aggregate of $46,363.

Common Stock

The Company issued the following shares of common stock for the years ended December 31:

	2018		2017
	Value of Shares	# of shares	Value of Shares	# of shares
Shares issued for services rendered	$60,999	39,580,667	$94,250	216,667

Shares issued for conversion of debt	194,829	11,116,826	392,620	2,328,414
Common shares issued upon exercise of warrants	-	2,419,961	-	-
Shares issued for financing	19,090	856,000	20,325	40,000

Total shares issued	$274,918	53,973,454	$507,195	2,585,081

Shares issued for services rendered were to various members of management, employees and consultants and are generally expensed as Stock-Based Compensation in the accompanying consolidated statement of operations. Also included are shares of common stock issued to our 2018 investors in conjunction with their note and share purchase agreements. Shares issued for conversion of debt relate to conversions of both short and long term debt as discussed in Note 8. Shares issued for financing in 2018 relate to shares granted to investors for their participation in the 2018 financings.

During the year ended December 31, 2018 the Company issued 80,667 shares of common stock with a fair value of $17,770 at the date of grant for services.

On October 16, the Company created a long-term employment retention bonus plan and issued 39,500,000 of restricted common shares to the plan. The shares have a 3-year vesting period and those eligible, employees, directors and advisors must have been with the Company for at least 7 years with an additional 2 years necessary in order to participate in the plan and 3 to become fully vested. The shares will vest with a mandatory 2 year minimum requirement for such vesting to become valid with 33.4% in year two and 66.66% at the end of year three. If the individual leaves the Company prior to vesting the Company or its assignee retains the option to repurchase the unvested shares at par. The shares had a fair value of $622,500 at the date of grant, which cost will be amortized over the three-year vesting period. For the period ending December 31, 2018, the company had amortized expense of $43,229 related to the retention plan and the remaining $579,231 will be recognized as compensation cost as the shares vest.

During the year ended December 31, 2018 the Company issued 856,000 shares of common stock with a fair value of $19,090 at the date grant for financing costs.

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

A summary of the Company’s warrant activity and related information is provided below (the exercise price and the number of shares of common stock issuable upon the exercise of outstanding warrants have been adjusted to reflect a 1-for-75 reverse stock split.):

	Exercise Price $	Number of Warrants
Outstanding and exercisable at December 31, 2016	0.0125 - 0.03	3,852,000
Warrants exercised	-	-
Warrants granted	0.015 - 0.02	10,000,000
Warrants expired	-	-
Outstanding and exercisable at December 31, 2017	0.0125 - 0.03	13,852,000
Warrants exercised	0.0125 - 0.015	(2,865,000)
Warrants granted	0.01 - 0.04	750,000
Warrants expired	0.015 - 0.02	(182,000)
Outstanding and exercisable at December 31, 2018	0.0125 - 0.04	11,555,000

Stock Warrants as of December 31, 2018
Exercise	Warrants	Remaining	Warrants
Price	Outstanding	Life (Years)	Exercisable
$0.0125	500,000	0.30	500,000
$0.015	5,135,000	0.54	5,135,000
$0.01	250,000	1.96	250,000
$0.020	5,000,000	0.87	5,000,000
$0.040	500,000	1.23	500,000
$1.125	128,000	0.34	128,000
$2.25	42,000	0.51	42,000

During the period ended December 31, 2018, 2,865,000 warrants were exercised on a cashless basis that resulted in the issuance of 2,419,962 shares of common stock, in addition warrants 182,000 expired and 750,000 were issued. The outstanding and exercisable warrants at December 31, 2018 has no intrinsic value.

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

The Plan provides for the issuance of a maximum of 7,000,000 shares of which, after adjusting for estimated pre-vesting forfeitures and expired options, approximately 2,235,000 were available for issuance as of December 31, 2018.

No options were granted during 2018 and 2017.

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

12. SUBSEQUENT EVENTS

Subsequent to December 31, 2018, we retired $52,145 in convertible debt and issued equity in the form of common stock of 11,147,308 shares to various investors.

On February 22, 2019, we issued 6,200,000 in restricted common stock to various consultants and advisors as part of their agreements.

On February 22, 2019, we issued 250,000 in restricted common stock to an investor as part of their note agreement.

Issued 250,000 in warrants with a fair value of $2,500 to an advisor as part of their Advisory Agreement, with a strike price of $0.01 with a two year term.

