Form 10-Q
period 2019-03-31
GTX CORP
filed 2019-05-20
CIK 1375793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2019

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 82,864,341 common shares issued and outstanding as of May 15, 2019.

GTX CORP AND SUBSIDIARIES

For the quarter ended March 31, 2019

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

GTX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,715	$69,856
Accounts receivable, net	77,590	97,572
Inventory	53,982	22,567
Other current assets	3,012	3,479
Total current assets	164,299	193,474

Property and equipment, net	40,109	58,388
Investment in equity securities	850	344
Intangible assets	15,945	16,260
Total assets	$221,203	$268,466

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$263,364	$246,551
Accrued expenses	402,641	438,552
Accrued expenses – related parties	514,439	332,174
Deferred revenues	16,000	26,000
Convertible promissory notes, net of discount	1,269,738	1,293,109
Convertible notes, related parties	884,546	884,546
Notes payable	330,000	265,000
Derivative liabilities	264,435	232,162
Total current liabilities	3,945,163	3,718,094

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 1,000,000 shares issued and outstanding at March 31, 2019 and December 31, 2018	100	100
Common stock, $0.0001 par value; 2,071,000,000 shares authorized; 80,960,744 and 63,363,436 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	8,096	6,336
Additional paid-in capital	19,647,513	19,367,130
Accumulated deficit	(23,379,669)	(22,823,194)
Total stockholders’ deficit	(3,723,960)	(3,449,628)
Total liabilities and stockholders’ deficit	$221,203	$268,466

See accompanying notes to condensed consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Product sales	$19,402	$196,897
Service income	49,754	41,665
Royalty and licensing income	33,750	12,500
Total revenues	102,906	251,062

Cost of products sold	15,896	62,430
Costs of other revenue	24,014	10,986
Total cost of goods sold	39,910	73,416

Gross margin	62,996	177,646

Operating expenses:
Wages and benefits	183,128	167,113
Sales and marketing	1,563	17,384
Professional fees	216,414	67,303
Research and development expenses	5,001	9,080
General and administrative	74,428	69,038

Total operating expenses	480,534	329,918

Loss from operations	(417,538)	(152,272)

Other income/(expenses):
Unrealized gain/(loss) on marketable securities	506	-
Amortization of debt discount	(20,024)	(126,219)
Derivative income/(expense)	(32,273)	8,825
Interest expense and financing costs	(87,146)	(46,201)

Total other income/(expenses)	(138,937)	(163,595)

Net loss	(556,475)	(315,867)

Components of comprehensive loss:
Unrealized loss on available for sale investment	-	(1,198)

Comprehensive net loss	$(556,475)	$(317,065)

Weighted average number of common shares outstanding - basic and diluted	71,310,111	9,946,826

Net loss per common share - basic and diluted	$(0.01)	$(0.03)

See accompanying notes to condensed consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Three Months Ended March 31, 2019 (Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, January 31, 2019	1,000,000	100	63,363,436	$6,336	$19,367,130	$(22,823,194)	$(3,449,628)
Issuance of common stock for services	-	-	6,200,000	620	76,260	-	76,880
Issuance of common stock for financings	-	-	250,000	25	3,075	-	3,100
Issuance of common stock for conversion of debt	-	-	11,147,308	1,115	51,031	-	52,146
Issuance of warrants for financings	-	-	-	-	22,492	-	22,492
Issuance of warrants for services	-	-	-	-	4,799	-	4,799
Fair Value of common stock for retention bonus	-	-	-	-	122,726	-	122,726
Net loss	-	-	-	-	-	(556,475)	(556,475)
Balance, March 31, 2019	1,000,000	$100	80,960,744	$8,096	$19,647,513	$(23,379,669)	$(3,723,960)

Three Months Ended March 31, 2018 (Unaudited)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance, January 1, 2018	-	-	9,389,976	$939	$18,855,596	$(59,249)	$(21,005,763)	$(2,208,477)
Issuance of common stock for services	-	-	60,667	6	12,064	-	-	12,070
Issuance of common stock for conversion of debt	-	-	832,317	83	80,417	-	-	80,500
Impact of the adoption of ASC 606	-	-	-	-	-	-	(47,000)	(47,000)
BCF for shares issued	-	-	-	-	100,000	-	-	100,000
Cumulative effect of adopting ASU 2016-01	-	-	-	-	-	(1,198)	-	(1,198)
Net loss	-	-	-	-	-	-	(315,867)	(315,867)
Balance, March 31, 2018	-	$-	10,282,960	$1,028	$19,048,077	$(60,487)	$(21,368,630)	$(2,379,972)

See accompanying notes to condensed consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(556,475)	$(315,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,594	18,033
Bad debt expense	-	5,159
Change in fair value of marketable securities	(506)	-
Stock-based compensation	81,679	12,070
Change in fair value of derivative liabilities	32,273	(8,825)
Amortization of debt discount	20,024	126,219
Fair value of common stock issued for retention	122,726	-
Non-cash interest and financing expense	36,843	9,831
Changes in operating assets and liabilities:
Accounts receivable	19,982	(89,344)
Inventory	(31,415)	13,801
Other current and non-current assets	467	6,088)
Accounts payable and accrued expenses	(19,098)	109,166
Accrued expenses - related parties	182,265	(45,668)
Deferred revenues	(10,000)	(25,666)

Net cash used in operating activities	(102,641)	(185,003)

Cash flows from financing activities:
Proceeds from convertible promissory notes	-	262,500
Proceeds from line of credit	65,000	-
Payments on convertible promissory notes	(2,500)	(56,000)

Net cash provided by financing activities	62,500	206,500

Net change in cash and cash equivalents	(40,141)	21,497

Cash and cash equivalents, beginning of period	69,856	1,454

Cash and cash equivalents, end of period	$29,715	$22,951

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$5,523	$-

Supplementary disclosure of noncash financing activities:
Unrealized loss on available for sale investments	$-	$1,198
Debt discount on convertible promissory notes	$-	$100,000
Issuance of common stock for conversion of debt	$52,146	$80,500
Debt discount related to derivative liabilities	$-	$23,625

See accompanying notes to condensed consolidated financial statements.

GTX CORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

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

Global Trek Xploration, Inc. (“Global Trek”) focuses on the design, manufacturing and sales distribution of its hardware, software, and connectivity, Global Positioning System (“GPS”) and Bluetooth Low Energy (“BLE”) monitoring and tracking platform, which provides real-time tracking and monitoring of people and high valued assets. Utilizing a miniature quad band GPRS transceiver, antenna, circuitry, battery and inductive charging pad our solutions can be customized and integrated into numerous products whose location and movement can be monitored in real time over the Internet through our 24x7 tracking portal or on a web enabled cellular telephone. Our core products and services are supported by an IP portfolio of patents, patents pending, registered trademarks, copyrights, URLs and a library of software source code, all of which is also managed by Global Trek.

LOCiMOBILE, Inc. (“LOCiMOBILE”), is the Company’s digital platform which has been at the forefront of Smartphone application (“App”) development since 2008. With a suite of mobile applications, we are able to turn the iPhone, iPad, Android and other GPS enabled handsets into a tracking device which can be tracked from handset to handset, through our tracking portal or on any connected device with internet access. LOCiMOBILE has launched over 20 Apps across multi mobile device operating systems and continues to launch consumer and enterprise apps.

Basis of Presentation

The accompanying unaudited consolidated financial statements of GTX have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included. Our operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2018, which are included in our Annual Report on Form 10-K.

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses of $556,475 and utilized cash in operations of $102,641 during the period ended March 31, 2019, has incurred losses since inception resulting in an accumulated deficit of $23,379,669 and a stockholders’ deficit of $3,723,960 as of March 31, 2019. The Company anticipates further losses in the development of its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the filing date of our Quarterly Report on Form 10-Q, May 15, 2019. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan until such time as revenues and related cash flows are sufficient to fund our operations.

The Company’s independent registered public accounting firm has also included explanatory language in their opinion accompanying the Company’s audited financial statements for the year ended December 31, 2018. The Company’s financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

We derive our revenues primarily from hardware sales, subscription services fees, IP licensing and professional services fees. Hardware includes our SmartSole, Military and other Stand-Alone Devices. Subscription services revenues consist of fees from customers accessing our cloud-based software solutions and subscription or license fees for our platform. Professional services and other revenues consist primarily of fees from implementation services, configuration, data services, training and managed services related to our solutions. IP licensing is related to our agreement with Inventergy whereby we have partnered in order to monetize our IP portfolio (see Note 3).

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

IP Licensing Revenue

Beginning in 2019 we began our transition into an outbound licensing model whereby revenue recorded by the Company includes revenue for our License and Partnership agreement with Inventergy which provides for ongoing royalties based on monetization of IP licenses. The Company recognizes revenue for these licenses upon execution of the licensing agreement. During the period ended March 31, 2019 four licensing agreements were entered into for $75,000 of which our share is 45% or $33,750.

During the period ended March 31, 2019, the Company’s customer base were comprised of approximately 30.99% B2B (Wholesale Distributors and Enterprise Institutions), 36.21% B2C (consumers and government agencies who bought on the behalf of consumers, through our online ecommerce platform and through Amazon, Google and iTunes), 32.80% IP (our monetization campaign from consulting, licensing and asserting our patents) and 0% Military and Law Enforcement. During the period ended March 31, 2018, the Company’s customer base and revenue streams were comprised of approximately 14.88% B2B (Wholesale Distributors and Enterprise Institutions), 16.59% B2C (consumers and government agencies who bought on the behalf of consumers, through our online ecommerce platform and through Amazon, Google and iTunes), 4.98% IP (our monetization campaign from consulting, licensing and asserting our patents) and 63.55% Military and Law Enforcement.

Disaggregation of Net Sales

The following table shows the Company’s disaggregated net sales by customer type:

	March 31, 2019	March 31, 2018
B2B	$31,889	$37,357
B2C	37,267	41,665
Military	-	159,540
IP	33,750	12,500
Total	$102,906	$251,062

Use of Estimates

The preparation of the accompanying unaudited financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include, but are not limited to, estimates related to revenue recognition, allowance for doubtful accounts, inventory valuation, tangible and intangible long-term asset valuation, warranty and other obligations and commitments. Estimates are updated on an ongoing basis and are evaluated based on historical experience and current circumstances. Changes in facts and circumstances in the future may give rise to changes in these estimates which may cause actual results to differ from current estimates.

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

The carrying values for cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued liabilities approximate their fair value due to their short maturities. The Company uses Level 3 inputs for its valuation methodology for the derivative liabilities.

Concentrations

We currently rely on one manufacturer to supply us with our GPS SmartSole and two manufacturers to supply us with the GPS device included in the GPS SmartSole. The loss of either of these manufacturers could severely impede our ability to manufacture the GPS SmartSole.

During the three months ended March 31, 2019, the Company had four customers that each represented 45%, 21%, 18% and 11 % of our sales on an individual basis, or approximately 95% in the aggregate, and during the three months ended March 31, 2018, the Company had two major customers that each represented more than 50% and 18% of our sales on an individual basis, or approximately 68% in the aggregate. As of March 31, 2019, the Company had two customers that each represented more than 56% and 11% of our accounts receivable on an individual basis, or approximately 67% in the aggregate, and as of December 31, 2018, the Company had two customers that each represented more than 59% and 13% of our accounts receivable on an individual basis, or approximately 72% in the aggregate.

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

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no dilutive shares outstanding as of March 31, 2019 and 2018. Common stock equivalents, totaling 13,360,000 and 13,703,333 at March 31, 2019 and 2018, respectively, were not included in the computation of diluted earnings per share in 2019 and 2018 in the unaudited consolidated statements of operations due to the fact that the Company reported a net loss during these periods and inclusion of such shares would be anti-dilutive.

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

Recently Issued Accounting Pronouncements

Recent accounting pronouncements issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

3. INVENTEGY LBS, LLC PARTNERSHIP

The Company has the following transactions with Inventergy Global, Inc. (NASDAQ: INVT).

IP Monetization Agreement

On June 16, 2016, the Company entered into a Definitive Agreement with Inventergy Innovations, LLC (“Inventergy”), a subsidiary of INVT. The Company partnered with Inventergy to monetize three (3) GTX Patents were assigned to an Inventergy subsidiary (“Inventergy LBS, LLC”), and Inventergy assigned a 45% revenue share in net revenue collected on these patents to GTX. Pursuant to a non-exclusive license back to GTX, GTX will still retain all use rights of the 3 patents. The agreement provides for ongoing royalties based on monetization of IP licenses. The Company recognizes revenue for these licenses upon execution of the licensing agreement. During the period ended March 31, 2019 four licensing agreements were entered into for $75,000 of which our share is 45% or $33,750.

Investment in Equity Securities

As of March 31, 2018, and December 31, 2018, we owned 42,500 shares of common stock of INVT with a fair value of $850 and $344 respectively. Our investment accounted for less than a 5% interest in the equity of this Company.

In accordance with ASU 2016-01, Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities these securities are measured at fair value and the changes in unrealized net holding gains and losses will be reported in earnings. The change in the fair value of these securities during the period of $506, which is included in other expenses on the Condensed Consolidated Statements of Operations.

Sales to INVT

During the periods ended March 31, 2019 and 2018, the Company provided IP consulting services to INVT in the amounts of $0 and $12,500, respectively.

4. RELATED PARTY TRANSACTIONS

Convertible notes Payable and accrued interest - In 2017, management elected to transfer the existing accrued salaries into long-term convertible promissory notes. As of March 31, 2019 and December 31, 2018, these notes total $884,546. The notes bear a 10% annual interest rate. Management shall have the right, but not the obligation to convert up to 50% of the amount advanced and accrued interest into shares, warrants or options of common or preferred stock of the Company at $0.01 per share (see Note 8). Accrued interest on the notes was $155,849 and $134,039 as of March 31, 2019 and December 31, 2018 and is included in the accrued expenses – related parties on the accompanying balance sheet.

Accrued wages and costs - In order to preserve cash for other working capital needs, various officers, members of management, employees and Board Members agreed to accrue portions of their wages and sometimes various out-of pocket expenses since 2011. As of March 31, 2019, and December 31, 2018, the Company owed $253,571 and $198,135, respectively, for such accrued wages and other expenses owed for other services which are included in the accrued expenses – related parties on the accompanying balance sheet.

5. INVENTORY

Inventories consist of the following:

	March 31, 2018	December 31, 2018
Raw materials	$41,555	$717
Finished goods	12,427	21,850
Total Inventories	$53,982	$22,567

6. PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	March 31, 2019	December 31, 2018
Software	$25,890	$25,890
Website development	91,622	91,622
Software development	294,751	294,751
Equipment	1,750	1,750
Less: accumulated depreciation	(373,904)	(355,625)

Total property and equipment, net	$40,109	$58,388

Depreciation expense for the period ended March 31, 2018 and 2017 was $18,279 and $17,403, respectively, and is included in general and administrative expenses.

7. NOTES PAYABLE

The following table summarizes the components of our short-term borrowings:

	March 31, 2019	December 31, 2018
(a) Term loans	$200,000	$200,000
(b) Line of credit	130,000	65,000

Total	$330,000	$265,000

(a) Term loans

In 2015, the Company entered into an unsecured term loan agreement with a third party for an aggregate principal balance of $200,000 at an interest rate of 14% per annum. The term loan became due on April 14, 2017, however the maturity date has been extended to October, 1 2019 and the Company issued the lender warrants to purchase 2,500,000 shares of the Company’s common stock valued at $22,492 as consideration for the extension of the loan which has been recorded as a financing cost during the period ended March 31, 2019. The principal balance outstanding on the note as of March 31, 2019 and December 31, 2018 was $200,000.

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

Upon completion of the terms of the Line of Credit, GTX Corp. will issue to the investor 7,500,000 shares of GTXO common stock or $75,000 of GTXO common stock, whichever is greater. The Company is accounting for the value of the shares to be issued as the funds are advanced.

As of March 31, 2019 and December 31, 2018 the Company had received $130,000 and $65,000 in advances, respectively under the line of credit, and had paid down $3,023 in interest.

8. CONVERTIBLE NOTES

As of March 31, 2019 and December 31, 2018, the Company had a total of $1,269,738 and $1,313,133, respectively, of outstanding convertible notes payable, which consisted of the following:

	March 31, 2019	December 31, 2018
a) Convertible Notes – with fixed conversion terms	$958,500	$967,000
b) Convertible Notes – with variable conversion	311,238	346,133
Total	1,269,738	1,313,133
Less: Debt discount	-	(20,024)
Total convertible notes, net of debt discount	$1,269,738	$1,293,109

a)

Included in Convertible Notes - with fixed conversion terms, are loans provided to the Company from various investors with principal balances totaling $958,500 as of March 31, 2019. These notes carry simple interest at a rate ranging from 0% to 14% per annum and with terms ranging from 1 to 2 years. In lieu of the repayment of the principal and accrued interest, the outstanding amounts are convertible, at the option of the note holder, generally at any time on or prior to maturity and automatically under certain conditions, into the Company’s common shares at $0.015 to $0.30 per share. These notes became due in 2017 and prior, and are currently past due.

At December 31, 2018, balance of the Convertible Notes was $967,000. During the three months ended March 31, 2019, we issued 3,000,000 shares of common stock to convert $6,000 of these outstanding convertible notes (see Note 9) and made payments of $2,500. As of March 31, 2019, balance of the Convertible Notes was $958,500. These notes are currently past due.

On certain of these notes the conversion price embedded in the note agreements was below the trading price of the common stock on the dates of issuance, and a beneficial conversion feature (BCF) was recognized at the date of issuance as a note discount. As of December 31, 2018, the unamortized discount was $20,024 and was fully amortized during the period ended March 31, 2019.

b)	Convertible notes payable with principal balance of $311,238 as of March 31, 2019 consists of loans provided to the Company from various investors. These notes are non-interest bearing and with terms ranging from 1 to 2 years. In lieu of the repayment of the principal and accrued interest, the outstanding amounts are convertible, at the option of the note holder, generally at any time on or prior to maturity and automatically under certain conditions, into the Company’s common shares at 60% of the lowest trading price in the prior 30 days. The Company determined that since the conversion floor of these notes had no limit to the conversion price, the Company could no longer determine if it had enough authorized shares to fulfil its conversion obligation. As such, pursuant to current accounting guidelines, the Company determined that the conversion feature of these notes created a derivative at the date of issuance which was recorded as a valuation discount that was fully amortized as of December 31, 2018.

At December 31, 2018, balance of the loans was $346,133. During the three months ended March 31, 2019, we issued 8,147,308 shares of common stock to convert $46,145 of outstanding convertible notes (see Note 9). In addition, certain of the notes included a penalty provision for non-payment which resulted in an additional finance charge of $11,251 being added to the principal balance. As of March 31, 2019, balance of the Convertible Notes was $311,238.

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

At December 31, 2018, the balance of the derivative liabilities was $232,162. During the period ended March 31, 2019, the Company recorded a change in fair value of $32,273. At March 31, 2019, the balance of the derivative liabilities was $264,435.

At March 31, 20198 and December 31, 2018, the derivative liabilities were valued using a probability weighted Black-Scholes-Merton pricing model with the following assumptions:

	March 31, 2019	December 31, 2018
Conversion feature:
Risk-free interest rate	2.37%	2.57%
Expected volatility	524.09%	504.95%
Expected life (in years)	.1 to .773 years	.1 to .773 years
Expected dividend yield	-	-
Fair Value:
Conversion feature	$264,435	$232,162

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

9. EQUITY

Common Stock

The Company issued the following shares of common stock during the three months ended March 31, 2019:

	Value of Shares	Number of Shares
Shares issued for conversion of debt	$52,146	11,147,308
Shares issued for financings	$3,100	250,000
Shares issued for services rendered	76,880	6,200,000
Total shares issued	$132,126	17,597,308

Shares issued for services rendered were to various members of management, the Board of Directors, employees and consultants and are expensed as Stock-Based Compensation in the accompanying consolidated statement of operations. Shares issued for financings was to an accredited investor in relation to their convertible note. Shares issued for conversion of debt relate to conversion of the convertible note discussed in Note 5.

On October 16, 2018, the Company created a long-term employment retention bonus plan and issued 39,500,000 of restricted common shares to the plan. The shares have a 3-year vesting period and those eligible, employees, directors and advisors must have been with the Company for at least 7 years with an additional 2 years necessary in order to participate in the plan and 3 to become fully vested. The shares will vest with a mandatory 2-year minimum requirement for such vesting to become valid with 33.4% in year two and 66.66% at the end of year three. If the individual leaves the Company prior to vesting the Company or its assignee retains the option to repurchase the unvested shares at par. The shares had a fair value of $1,086,250 at the date of grant, which cost will be amortized over the three-year vesting period. The unamortized balance of the award was $1,075,226 as of December 31, 2018. For the period ending March 31, 2019, the company had amortized expense of $122,726 related to the retention plan and the remaining $952,500 will be recognized as compensation cost as the shares vest.

Common Stock Warrants

Since inception, the Company has issued warrants to purchase shares of the Company’s common stock to shareholders, consultants and employees as compensation for services rendered and/or through private placements.

A summary of the Company’s warrant activity and related information is provided below

	Exercise Price $	Number of Warrants
Outstanding and exercisable at December 31, 2018	2.25 - 0.0125	11,555,000
Warrants exercised	-	-
Warrants granted	0.01	2,750,000
Warrants expired	0.015	(945,000)
Outstanding and exercisable at March 31, 2019	2.25 - .01	13,360,000

Stock Warrants as of March 31, 2019
Exercise	Warrants	Remaining	Warrants
Price	Outstanding	Life (Years)	Exercisable
$0.0125	500,000	0.05	500,000
$0.015	5,135,000	0.63	4,190,000
$0.01	250,000	1.78	3,000,000
$0.020	5,000,000	0.63	5,000,000
$0.040	500,000	0.98	500,000
$1.125	128,000	0.22	128,000
$2.25	42,000	0.26	42,000

During the period ended March 31, 2019, 2,500,000 of the warrants issued were related to financings with total fair value at grant date of $22,492, and 250,000 warrants were issued related to an advisory agreement with total fair value at grant date of $4,799, both have a 2-year term and have a strike price of $0.01.

The outstanding and exercisable warrants at March 31, 2019 had an intrinsic value of approximately $28,000.

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

The Plan provides for the issuance of a maximum of 7,000,000 shares of which, after adjusting for estimated pre-vesting forfeitures and expired options, approximately 2,235,000 were available for issuance as of March 31, 2019.

There are no options outstanding as of March 31, 2019.

10. COMMITMENTS & CONTINGENCIES

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

11. SUBSEQUENT EVENTS

On April 22, 2019, we issued 1,903,597 shares of common stock to an investor for converting $13,230 in debt from a convertible note that was issued in the fourth quarter of 2018.

On May 10, 2019, we issued a 2,500,000 warrant with a strike price of $0.011 to an accredited investor were related to financings with total fair value at grant date of $27,500.

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

Organization and Presentation

During the periods covered by these financial statements, GTX Corp and subsidiaries (collectively, the “Company,” “GTX,” “we” or “our”) is in the in the field of wearable GPS, people and asset tracking Location-Based Services (LBS) and Real-Time Location Systems (RTLS). GTX Corp owns 100% of the issued and outstanding capital stock of Global Trek Xploration and LOCiMOBILE, Inc.

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

Operations

The Company designs, develops, manufactures, distributes and sells related products and services using GPS, BLE, RF and NFC technology. Through a proprietary enterprise (IoT) monitoring platform and licensing subscription business model, the Company offers a complete end to end solution of hardware, middleware, apps, connectivity, licensing and professional services, letting our customers know where or how someone, or something, is at the touch of a button, delivering safety, security and peace of mind in real-time. With the exception of our military products, all of our consumer and enterprise GPS tracking products funnel into the GTX Corp IoT monitoring platform and are sold to consumers (B2C) and business to business (B2B) through a global network of resellers, affiliates, distributors, nonprofit organizations, government agencies, police departments, manufacturers reps and retailers, which service and support end user customers in over 35 countries.

Overview

As the Company continues to focus on building channels of distribution and expanding its product line of embedded smart wearable GPS devices, Stand-Alone GPS devices, Digital Apps, NFC solutions and military human and asset tracking solutions, beginning in the first quarter of 2019 we also started recognizing revenues from granting non-exclusive intellectual property licenses to companies that are using our patented technology in the market place.

GTX’s Intellectual Property (IP) portfolio underpins its business lines and during the quarter ending March 31st, 2019 the Company was granted two new patents. The GTX patent portfolio addresses three core areas: Footwear, Communication and Backend Server process all related to location-based services. Of the two newly issued patents, one is in the Communication family and the other is in the Footwear family. In addition to adding two new patents to our portfolio we also signed three IP license agreements in the first quarter and subsequently another two licenses have been signed. The signing of these license agreements marks the beginning of our outbound monetization campaign and highlights that we are now starting to gain momentum and traction. Due to the confidentiality agreements that are part of the licensing or settlement agreements, we cannot disclose the names or the dollar amounts of each individual agreement, however our legal team has identified and are in ongoing conversations or negotiations with approximately another dozen companies currently and we expect to sign additional agreements this year. Our IP licensing revenues for the first quarter 2019 compared to first quarter 2018 increased 170% Furthering our current IP monetization strategy, GTX is also exploring licensing some of its other patents, other intellectual property and assets within some of its school and military business. This is still in an exploratory phase, but we are engaged in conversations.

On the military front we continue to support Edwards Air Force Base and have been actively working with Hill Air Force Base out of Utah and although we technically did not receive the contract until early April which is after the end of the quarter, we did spend a lot of time during Q1 working with Hill mapping out a solution to enable them to track their assets. Hill is now our second base that has issued us a contract and we expect to ship the initial order in June. Hill is approximately four or five times larger than Edwards which we continue to support. Since mid-2018, we have also been working with the Sri Lanka government to get our line of GPS tracking solutions approved for sale and import into the country as part of a large scale requirement from the Sri Lanka Army, Disaster Management Centre, and Centre for Research and Development under the Ministry of Defense to tag, track and locate (TTL) their personnel and equipment. During the quarter ending March 31, 2019, the Sri Lanka Ministry of Defense awarded us a Supplier Registration Certificate, which will now allow us to export our products and technology into their country. We are also continuing conversations with other foreign and domestic military agencies.

During the quarter ending March 31, 2019, our overall subscriber numbers increased by 15% domestically and 64% internationally. However due to unforeseen and unexpected production delays surrounding Chinese New Year, we did not receive our shipment of electronics for our GPS SmartSoles until middle of March and therefore we were unable to ship SmartSole wholesale orders until April. Product revenues for the first quarter 2019 were significantly lower than expected, however we were able to back fill all of our B2B orders within the first three weeks of April and we still have inventory on hand for the remainder of Q2. Because we did have a limited amount of inventory on hand for our domestic consumers and many of our distributors warehouse inventory, end user consumer sales were not impacted and therefore our subscriber revenues increased and so did our overall total number of subscribers by 39% compared to the same period last year.

During the first quarter 2018 the U.K.’s National Health Services (NHS) expanded their regional pilot programs for our GPS SmartSoles across five municipalities and we expect to see an increase in SmartSole sales and subscribers out of the U.K. this year. Under the NHS program certain Police Departments have been issued grants to implement tracking and monitoring technology for seniors. The Scotland PD recently initiated a pilot for the GPS SmartSoles, under the digital rollout program. The initial order has been shipped and we expect to receive the results in June or July. If the tests are successful, we expect to receive a forecast for the rest of the fiscal year 2019. Most of our international distributors are showing an increase in activity both in sales and subscribers. Norway, Sweden, Germany and Denmark in particular are experiencing an increase in product demand from government agencies, municipalities, police departments, health services and the private sector.

As part of a long-term R&D project in February of 2019 we signed a collaboration agreement with Flint Rehab, a leading neuro-rehabilitation device company that specializes in next-generation digital health technologies. As part of the agreement GTX and Flint Rehab plan to develop a next generation noninvasive GPS wearable tracker for those who wander, which will include location-based GPS technology, biometric activity sensors and machine learning. GTX recently filed a patent for embedding sensors into both right and left insoles with the ability to communicate via Bluetooth. This patent filing is significant to this project as it will be part of the intellectual property of this proposed future product. By having sensors for tracking and biometrics, and utilizing both the left and right soles, we expect to provide a unique and proprietary offering to the marketplace. The National Institute on Aging at the National Institutes of Health (“NIH”) has made funding available for companies to develop technologies as part of their plan to address Alzheimer’s disease in America and Flint Rehab has applied for grant funding for this project.

Results of Operations

The following discussion should be read in conjunction with our interim consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report.

Three Months Ended March 31, 2019 (“Q1 2019”) Compared to the Three Months Ended March 31, 2018 (“Q1 2018”)

	Three Months Ended March 31,
	2019		2018
	$	% of Revenues	$	% of Revenues

Product sales	19,402	19%	196,897	78%
Service income	49,754	48%	41,665	17%
Consulting income	33,750	33%	12,500	5%
Total revenues	102,906	100%	251,062	100%
Cost of products sold	15,896	15%	62,430	25%
Costs of other revenue	24,014	24%	10,986	4%
Cost of goods sold	39,910	39%	73,416	29%
Gross profit	62,996	61%	177,646	71%

Operating expenses:
Wages and benefits	183,128	178%	167,113	67%
Professional fees	216,414	210%	67,303	27%
Sales and marketing expenses	1,563	2%	17,384	7%
Research and development expenses	5,001	5%	9,080	4%
General and administrative	74,428	72%	69,038	27%
Total operating expenses	480,534	467%	329,918	131%

Loss from operations	(417,538)	-406%	(152,272)	-61%

Other expense, net	(138,937)	-135%	(163,595)	-65%
Net loss	(556,475)	-541%	(315,867)	-126%

Revenues

Revenues as a whole in Q1 2019 decreased by 59% or $148,156 in comparison to Q1 2018, primarily because of the military and delays product production. Product revenues decreased in Q1 2019 by 90% or $177,495 over Q1 2018 primarily due to the decrease in revenue we received from our military sales and product production delays, however service income increasing by 19% or $8,089 as recurring fees continue to increase and IP licensing revenues increased 170% or $21,250. IP licensing income from Inventergy in Q1 2019 increased as we transitioned into the licensing and litigation phase, with 4 licensing and settlement agreement executed.

The Company’s goal is to generate recurring subscription revenues from the use of all of our tracking products.

We had a 37% increase in international subscribers, 15% domestic subscribers and a 26% increase in total subscribers for Q1 2019 compared to Q1 2018.

Cost of goods sold

Cost of goods sold decreased by 46% or $33,506 during Q1 2019 in comparison to Q1 2018 primarily due to the production delays and no products being shipped to the military in the Q1. The total gross margin decreased from 71% in Q1 of 2018 to 61% in Q1 of 2019 primarily from the legal and administrative fees incurred for the IP licensing revenue.

Wages and benefits

Wages and benefits during Q1 2019 increased by 10% or $16,015 in comparison to Q1 2018.

Professional fees

Professional fees consist of costs attributable to consultants and contractors who primarily spend their time on legal, accounting, product development, business development, corporate advisory services and investor relations. Such costs increased $149,111 or 222% during Q1 2019 as compared to Q2 2018, primarily due to issuance of non-cash stock-based compensation of $81,679 and non-cash related retention bonuses of $122,726.

Sales and marketing expenses

Sales and marketing expenses decreased by 91% or $15,821 during Q1 2019 in comparison to Q1 2018. These costs are expected to ramp up as we begin to launch new products.

Research and development expenses

In Q1 2019 we decreased our research and development expenses by 45% as we incurred non-recurring R&D expenses of $4,079 related to continued development of our Military, Children’s and bio metric product lines, as compared to $9,080 in Q1 2018. With all new products there are initial capital expenses in order to develop prototypes and bring the product to light. As products transitions into production the R&D surrounding those products typically reduces over time.

General and administrative

General and administrative costs during Q1 2019 increased by $5,389 or 8% in comparison to Q1 2018 due to lower allowances and reserves for bad debt.

Other expense, net

Other expense, net decreased 15% or $24,658 from Q1 2018 to Q1 2019 primarily as a result of not adding any new debt instruments that carry non-cash derivative liabilities or increasing the amortization of debt discounts related to debt financings. As of March 31, 2019, the Company had $264,624 in derivative liabilities. Other expense, net also includes interest expenses related to notes.

Net loss

Net loss increased by 76% or $240,608 from Q1 2018 to Q1 2019 primarily as a result of the non-cash increases to retention bonuses, professional and advisory fees, and the lower than expected product revenues due to production delays in the quarter.

Liquidity and Capital Resources

As of March 31, 2019, we had $29,715 of cash and cash equivalents, and a working capital deficit of $3,780,864, compared to $69,856 of cash and cash equivalents and a working capital deficit of $3,524,620 as of December 31, 2018. A large part of our negative working capital position at March 31, 2019 consisted of $264,435 of derivative liabilities related to unsecured convertible promissory notes and $1,269,738 related to the principal balance of unsecured convertible promissory notes.

During the three months ended March 31, 2019, our net loss was $556,475 compared to a net loss of $317,867 for the three months ended March 31, 2018. Net cash used in operating activities for Q1 2019 and Q1 2018 was $102,641 and $185,003, respectively. Net cash used in operations decreased in Q1 2019 as compared to Q1 2018 by 45%, primarily due to the net change in non-cash items of $149,147 and the net change in operating assets and liabilities of $175,234.

Net cash provided by financing activities during Q1 2019 was $62,500 and represents $65,000 in draws upon our line of credit and $2,500, in payments on convertible notes. During Q1 2018, net cash provided by financing activities was $206,500 and consists of proceeds totaling $262,500 received from advances under a convertible note payable agreement as well as a $56,000 debt reduction payment on a Convertible Note. This reduction of 75% in additional financing is directly related to the Company not relying on convertible notes for financings, and thus, no new convertible notes were issued in Q1 of 2019.

Because revenues from our operations have, to date, been insufficient to fund our working capital needs, we currently rely on the cash we receive from our financing activities to fund our growth, capital expenditures and to support our working capital requirements. The sale of our product and services is expected to enhance our liquidity in 2019, although the amount of revenues we receive in 2019 still cannot be estimated.

Until such time as our products and services can support our working capital requirement, we expect to continue to generate revenues from our other licenses, subscriptions, international distributors, hardware sales, professional services and new customers in the pipeline. However, the amount of such revenues is unknown and is not expected to be sufficient to fund our working capital needs. For our internal budgeting purposes, we have assumed that such revenues will not be sufficient to fund all of our planned operating and other expenditures during 2019. In addition, our actual cash expenditures may exceed our planned expenditures, particularly if we invest in the development of improved versions of our existing products and technologies, and if we increase our marketing expenses. Accordingly, we anticipate that we will have to continue to raise additional capital in order to fund our operations in 2019. No assurance can be given that we will be able to obtain the additional funding we need to continue our operations.

In order to continue funding our growth, IP and working capital needs and new product development costs, during the first quarter of 2019 we continued to draw down on our credit line to fund purchase orders. However, no assurance can be given that the investor will provide the funding, if and when requested by us.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses of $556,475 and $315,867 for the period ended March 31, 2019 and 2018, respectively, has incurred losses since inception resulting in an accumulated deficit of $22,379,669 as of March 31, 2019, and has negative working capital of $3,780,864 as of March 31, 2019. A significant part of our negative working capital position at March 31, 2019 consisted of $1,599,738, of amounts due to various accredited investors of the Company for convertible promissory notes, loans and a letter of credit. The Company anticipates further losses in the development of its business. Please see the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2018 for more information regarding risks associated with our business.

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

Critical Accounting Policies and Estimates

There are no material changes to the critical accounting policies and estimates described in the section entitled “Critical Accounting Policies and Estimates” under Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

GTX CORP

Date: May 20, 2019	By:	/s/ ALEX MCKEAN
Alex McKean,
Chief Financial Officer (Principal Financial Officer)

Date: May 20, 2019	By:	/s/ PATRICK BERTAGNA
Patrick Bertagna,
Chief Executive Officer

