Form 10-Q/A
period 2019-03-31
GTX CORP
filed 2019-05-21
CIK 1375793

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

Explanatory Note

GTX Corp (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended March 31, 2019 (the “Form 10-Q”), filed with the Securities and Exchange Commission on May 20, 2019 (the “Original Filing Date”), solely to amend a few typos, specifically in the Overview section of the MD&A and have no material effect on the financials to the Form 10-Q.

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

At March 31, 2019 and December 31, 2018, the derivative liabilities were valued using a probability weighted Black-Scholes-Merton pricing model with the following assumptions:

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

During the quarter ending March 31, 2019, our overall subscriber numbers increased by 15% domestically and 37% internationally. However due to unforeseen and unexpected production delays surrounding Chinese New Year, we did not receive our shipment of electronics for our GPS SmartSoles until middle of March and therefore we were unable to ship SmartSole wholesale orders until April. Product revenues for the first quarter 2019 were significantly lower than expected, however we were able to back fill all of our B2B orders within the first three weeks of April and we still have inventory on hand for the remainder of Q2. Because we did have a limited amount of inventory on hand for our domestic consumers and many of our distributors warehouse inventory, end user consumer sales were not impacted and therefore our subscriber revenues increased and so did our overall total number of subscribers by 26% compared to the same period last year.

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

