Form 10-Q
period 2019-06-30
GTX CORP
filed 2019-08-13
CIK 1375793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2019

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 88,887,406 common shares issued and outstanding as of August 13, 2019.

GTX CORP AND SUBSIDIARIES

For the quarter ended June 30, 2019

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

GTX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$188,500	$69,856
Accounts receivable, net	104,392	97,572
Inventory	42,030	22,567
Investment in marketable securities	634,850	344
Other current assets	13,582	3,479
Total current assets	983,354	193,474

Property and equipment, net	29,094	58,388
Intangible assets	15,630	16,260
Total assets	$1,028,078	$268,466

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$228,974	$246,551
Accrued expenses	417,944	438,552
Accrued expenses – related parties	576,658	332,174
Deferred revenues	325,000	26,000
Convertible promissory notes, net of discount	1,226,496	1,293,109
Convertible notes, related parties	884,546	884,546
Revolving line of credit	136,510	65,000
Notes payable	200,000	200,000
Derivative liabilities	227,422	232,162
Total current liabilities	4,223,550	3,718,094

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 1,000,000 shares issued and outstanding at June 30, 2019 and December 31, 2018	100	100
Common stock, $0.0001 par value; 2,071,000,000 shares authorized; 86,887,406 and 63,363,436 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	8,688	6,336
Additional paid-in capital	19,804,683	19,367,130
Accumulated deficit	(23,008,943)	(22,823,194)
Total stockholders’ deficit	(3,195,472)	(3,449,628)
Total liabilities and stockholders’ deficit	$1,028,078	$268,466

See accompanying notes to condensed consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Product sales	$84,707	$80,263	$104,109	$230,160
Service income	98,398	54,485	148,152	96,150
Licensing income	659,000	12,500	692,750	25,000
Total revenues	842,105	147,248	945,011	351,310

Cost of products sold	32,248	31,178	48,144	93,608
Cost of other revenue	26,842	10,885	32,830	21,871
Cost of royalty revenue	5,119	-	23,145	-
Total cost of goods sold	64,209	42,063	104,119	115,479

Gross margin	777,896	105,185	840,892	235,831

Operating expenses:
Wages and benefits	180,254	218,363	363,382	385,476
Sales and marketing	1,857	6,043	3,420	23,427
Professional fees	138,817	61,121	355,231	128,424
General and administrative	44,683	67,798	124,112	145,915

Total operating expenses	365,611	353,325	846,145	683,242

Loss from operations	412,285	(248,140)	(5,253)	(447,411)

Other income/(expenses):
Noncash financing costs on related party notes	-	(247,147)	(11,250)	(247,147)
Unrealized gain/(loss) on marketable securities	-	-	506	-
Amortization of debt discount	-	(129,636)	(20,024)	(255,855)
Derivative income/(expense)	37,012	(17,389)	4,739	(8,564)
Interest expense and financing costs	(78,571)	(39,308)	(154,467)	(85,509)

Total other income/(expenses)	(41,559)	(433,480)	(180,496)	(597,075)

Net income/(loss)	370,726	(681,620)	(185,749)	(1,044,487)

Components of comprehensive loss:
Unrealized loss on available for sale investment	-	(647)	-	(1,845)

Comprehensive net income/(loss)	$370,726	$(682,267)	$(185,749)	$(1,046,330)

Weighted average number of common shares outstanding - basic and diluted	83,730,416	10,847,215	77,554,574	10,401,939

Net income/(loss) per common share - basic and diluted	$0.00	$(0.06)	$0.00	$(0.10)

See accompanying notes to condensed consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Three Months Ended June 30, 2019 (Unaudited)

For the Three Months Ended June 30, 2019 (Unaudited)
					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2019	1,000,000	100	80,960,744	$8,096	$19,647,513	$(23,379,669)	$(3,723,960)
Issuance of common stock for services	-	-	-	-	-	-	-
Issuance of common stock for financings	-	-	-	-	-	-	-
Issuance of common stock for conversion of debt	-	-	5,926,662	593	39,149	-	39,742
Issuance of warrants for financings	-	-	-	-	27,500	-	27,500
Issuance of warrants for services	-	-	-	-	-	-	-
Fair Value of common stock issued to management	-	-	-	-	90,521	-	90,521
Net income	-	-	-	-	-	370,726	370,726
Balance, June 30, 2019	1,000,000	$100	86,887,406	$8,688	$19,804,683	$(23,008,943)	$(3,195,472)

For the Six Months Ended June 30, 2019 (Unaudited)
					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, January 31, 2019	1,000,000	$100	63,363,436	$6,336	$19,367,130	$(22,823,194)	$(3,449,628)
Issuance of common stock for services	-	-	6,200,000	620	76,260	-	76,880
Issuance of common stock for financings	-	-	250,000	25	3,075	-	3,100
Issuance of common stock for conversion of debt	-	-	17,073,970	1,707	90,180	-	91,887
Issuance of warrants for financings	-	-	-	-	49,992	-	49,992
Issuance of warrants for services	-	-	-	-	4,799	-	4,799
Fair Value of common stock issued to management	-	-	-	-	213,247	-	213,247
Net loss	-	-	-	-	-	(185,749)	(185,749)
Balance, June 30, 2019	1,000,000	$100	86,887,406	$8,688	$19,804,683	$(23,008,943)	$(3,195,472)

See accompanying notes to condensed consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Six Months Ended June 30, 2019 (Unaudited)

Three Months Ended June 30, 2018 (Unaudited)
						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance, March 31, 2018	-	-	10,282,960	$1,028	$19,048,077	$(60,447)	$(21,368,630)	$(2,379,972)
Issuance of common stock for services	-	-	20,000	2	5,698	-	-	5,700
Issuance of common stock for conversion of debt	-	-	1,733,334	174	68,826	-	-	69,000
Issuance of preferred stock for services	1,000,000	100			46,263			46,363
BCF for shares issued	-	-	-	-	81,250	-	-	81,250
Cumulative effect of adopting ASU 2016-01	-	-	-	-	-	60,447	(60,447)	-
Net loss	-	-	-	-	-	-	(682,265)	(682,265)
Balance, June 30, 2018	1,000,000	$100	12,036,294	$1,204	$19,250,114	$-	$(22,111,342)	$(2,859,924)

Six Months Ended June 30, 2018 (Unaudited)
						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance, January 1, 2018	-	-	9,389,976	$939	$18,855,596	$(59,249)	$(21,005,763)	$(2,208,477)
Issuance of common stock for services	-	-	80,667	8	17,762	-	-	17,770
Issuance of common stock for conversion of debt	-	-	2,565,651	257	149,243	-	-	149,500
Issuance of preferred stock for services	1,000,000	100			46,263			46,364
BCF for shares issued	-	-	-	-	181,250	-	-	181,250
Cumulative effect of adopting ASU 2016-01	-	-	-	-	-	59,249	(61,093)	(646)
Net loss	-	-	-	-	-	-	(1,044,486)	(1,044,486)
Balance, June 30, 2018	1,000,000	$100	12,036,294	$1,204	$19,250,114	$-	$(22,111,342)	$(2,859,924)

See accompanying notes to condensed consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(185,749)	$(1,046,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,924	35,126
Bad debt expense	-	5,159
Change in fair value of marketable securities	(506)	1,845
Receipt of marketable securities from license agreement	(634,000)	-
Equity-based compensation	81,679	17,770
Gain on extinguishment of derivative liability	-	(98,644)
Change in fair value of derivative liabilities	(4,740)	107,208
Amortization of debt discount	20,024	255,855
Fair value of common stock issued to management	213,247	46,363
Non-cash interest and financing expense	53,092	214,499
Increase in accrued interest on convertible notes	11,250	-
Changes in operating assets and liabilities:
Accounts receivable	(6,820)	(20,485)
Inventory	(19,463)	13,368
Other current and non-current assets	(10,103)	615,803
Accounts payable and accrued expenses	(38,185)	220,346
Accrued expenses - related parties	244,484	(45,668)
Deferred revenues	299,000	(11,934)

Net cash provided/(used) in operating activities	53,134	(289,719)

Cash flows from investing activities:
Purchase of property and equipment	-	(12,500)
Net cash used in investing activities	-	(12,500)

Cash flows from financing activities:
Proceeds from convertible promissory notes	-	425,000
Proceeds from line of credit	71,510	-
Payments on convertible promissory notes	(6,000)	(56,000)

Net cash provided by financing activities	65,510	369,000

Net change in cash and cash equivalents	118,644	66,781

Cash and cash equivalents, beginning of period	69,856	1,454

Cash and cash equivalents, end of period	$188,500	$68,235

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$11,764	$-

Supplementary disclosure of noncash financing activities:
Issuance of common stock for accrued expenses	$-	$25,750
Debt discount on convertible promissory notes	$-	$181,250
Issuance of common stock for conversion of debt	$90,888	$149,500
Debt discount related to derivative liabilities	$20,024	$33,456

See accompanying notes to condensed consolidated financial statements.

GTX CORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

During the periods covered by these financial statements, GTX Corp and its subsidiaries (the “Company” or “GTX”) were engaged in business operations that design, manufacture and sell various interrelated and complementary products and services in the wearable technology and Personal Location Services marketplace, along with licensing of its intellectual property GTX owns 100% of the issued and outstanding capital stock of its two subsidiaries - Global Trek Xploration, Inc. and LOCiMOBILE, Inc.

Global Trek Xploration, Inc. (“Global Trek”) designs, manufactures, sells and distributes, hardware, software, and connectivity, using Global Positioning System (“GPS”), Bluetooth Low Energy (“BLE”), Radio Frequency (“RF”) and Near Field Communication (“NFC”) technologies for monitoring and tracking of people and high value assets. Supported through a proprietary IoT enterprise monitoring platform and intellectual property portfolio, our award-winning patented GPS SmartSole® — is the world’s first wearable technology tracking device created for those at risk of wandering due to Alzheimer’s, dementia, autism and traumatic brain injury. The product platform can be customized and integrated into numerous products whose location and movement can be monitored in real time through our 24x7 tracking portal. Our core products and services are supported by an IP portfolio of patents, patents pending, registered trademarks, copyrights, URLs and a library of software source code, all of which is also managed by Global Trek, along with IP licensing.

LOCiMOBILE, Inc. (“LOCiMOBILE”), is the Company’s digital platform which has been at the forefront of Smartphone application (“App”) development since 2009. With a suite of mobile applications, we are able to turn the iPhone, iPad, Android and other GPS enabled handsets into a tracking device which can be tracked from handset to handset, through our tracking portal or on any connected device with internet access. LOCiMOBILE has launched over 20 Apps across multi mobile device operating systems and continues to launch consumer and enterprise apps.

Through a proprietary enterprise IoT monitoring platform and licensing subscription business model, the Company offers a complete end to end solution of hardware, middleware, Apps, connectivity, licensing and professional services, letting you know where or how someone or something is at the touch of a button, delivering safety, security and peace of mind in real-time.

Basis of Presentation

The accompanying unaudited consolidated financial statements of GTX have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included. Our operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2018, which are included in our Annual Report on Form 10-K.

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company incurred a net loss of $185,749 during the period ended June 30, 2019, has incurred losses since inception resulting in an accumulated deficit of $23,008,943 and a stockholders’ deficit of $3,195,472 as of June 30, 2019. The Company anticipates further losses in the development of its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the filing date of our Quarterly Report on Form 10-Q, August 14, 2019. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan until such time as revenues and related cash flows are sufficient to fund our operations.

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

IP Licensing Revenue

Beginning in 2019 we began our transition into an outbound licensing model whereby revenue recorded by the Company includes revenue for our License and Partnership agreement with Inventergy which provides for ongoing royalties based on monetization of IP licenses. The Company recognizes revenue for these licenses upon execution of the licensing agreement. During the period ended June 30, 2019 five licensing agreements were entered into for $95,000 of which our share is 45% or $42,750. In addition, the company entered into a new licensing agreement with Inpixon, for which the Company recognized revenue of $650,000 during the period ended June 30, 2019 (see Note 3).

Disaggregation of Net Sales

During the period ended June 30, 2019, the Company’s customer base and revenue streams were comprised of approximately 14.13% B2B (Wholesale Distributors and Enterprise Institutions), 7.67% B2C (consumers and government agencies who bought on the behalf of consumers, through our online ecommerce platform and through Amazon, Google and iTunes), 75.38% IP (our monetization campaign from consulting, licensing and asserting our patents) and 2.82% Military and Law Enforcement.

During the period ended June 30, 2018, the Company’s customer base and revenue streams were comprised of approximately 31.43% B2B (Wholesale Distributors and Enterprise Institutions), 23.59% B2C (consumers and government agencies who bought on the behalf of consumers, through our online ecommerce platform and through Amazon, Google and iTunes), 7.12% IP (our monetization campaign from consulting, licensing and asserting our patents) and 37.86% Military and Law Enforcement.

The following table shows the Company’s disaggregated net sales by customer type:

	June 30, 2019	June 30, 2018
B2B	$153,114	$110,431
B2C	72,519	82,879
Military	26,628	133,000
IP	692,750	25,000
Total	$945,011	$351,310

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

The carrying values for cash and cash equivalents, investments in marketable securities, accounts receivable, other current assets, accounts payable and accrued liabilities approximate their fair value due to their short maturities. The Company uses Level 3 inputs for its valuation methodology for the derivative liabilities.

Concentrations

We currently rely on one manufacturer to supply us with our GPS SmartSole and two manufacturers to supply us with the GPS device included in the GPS SmartSole. The loss of either of these manufacturers could severely impede our ability to manufacture the GPS SmartSole.

During the six months ended June 30, 2019, the Company had two customers that each represented 82% and 6% of our sales on an individual basis, or approximately 84% in the aggregate, and during the six months ended June 30, 2018, the Company had three major customers that each represented more than 37%, 23% and 12% of our sales on an individual basis, or approximately 72% in the aggregate.

During the three months ended June 30, 2019, the Company had two customers that each represented 87% and 4%, of our sales on an individual basis, or approximately 91% in the aggregate, and during the three months ended June 30, 2018, the Company had three major customers that each represented more than 31%, 23% and 16% of our sales on an individual basis, or approximately 70% in the aggregate.

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

Investments in Marketable Securities

The Company’s securities investments that are acquired and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value based on quoted market price (level 1) on the balance sheet in current assets, with the change in fair value during the period included in earnings.

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no dilutive shares outstanding as of June 30, 2019 and 2018. Common stock equivalents, totaling 15,316,000 and 13,703,333 at June 30, 2019 and 2018, respectively, were not included in the computation of diluted earnings per share in 2019 and 2018 in the unaudited consolidated statements of operations as inclusion of such shares would be anti-dilutive.

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

3. LICENSE AGREEMENTS

IP Monetization Agreement

On June 16, 2016, the Company entered into a Definitive Agreement with Inventergy Innovations, LLC (“Inventergy”), a subsidiary of INVT. The Company partnered with Inventergy to monetize three (3) GTX Patents, which now due to ongoing continuations has grown to 5 Patents, were assigned to an Inventergy subsidiary (“Inventergy LBS, LLC”), and Inventergy assigned a 45% revenue share in net revenue collected on these patents to GTX. Pursuant to a non-exclusive license back to GTX, GTX will still retain all use rights of the 5 patents. The agreement provides for ongoing royalties based on monetization of IP licenses. The Company recognizes revenue for these licenses upon execution of the licensing agreement. During the period ended June 30, 2019 five licensing agreements were entered into for $95,000 of which our share is 45% or $42,750.

The following table shows the Company’s IP Revenue with Inventergy:

	June 30, 2019	December 31, 2018
IP Monetization Revenue	$42,750	$-
COGS	(23,147)	-
Net Monetization Revenue	$19,603	$-

During the periods ended June 30, 2019 and 2018, the Company provided IP consulting services to INVT in the amounts of $0 and $25,000, respectively

Inpixon Agreement

On June 27, 2019 the Company completed its sale and licensing of certain assets and patents of GTX to Inpixon, consisting of a portfolio of global positioning system (“GPS”) technologies and intellectual property, including, but not limited to the following:

(a) an intellectual property portfolio that includes a registered patent, along with more than 20 pending patent applications or licenses to registered patents or pending applications relating to GPS technologies;

(b) a smart school safety network (“SSSN”) solution that consists of a combination of wristbands, gateways and proprietary backend software, which rely on the Bluetooth Low-Energy (“BLE”) protocol and a low-power enterprise wireless 2.4Ghz platform, to help school administrators identify the geographic location of students or other people or things (e.g., equipment, vehicles, tools, etc.) in order to, among other things, ensure the safety and security of students while at school;

(c) a personnel equipment tracking system (“P.E.T.S.”) and ground personnel safety system (“GPSS”), which includes a combination of hardware and software components, for a GPS and radio frequency (“RF”) based personnel, vehicle and asset-tracking solution designed to provide ground situational awareness and near real-time surveillance of personnel and equipment traveling within a designated area for, among other things, government and military applications; and,

(d) a right to 30% of royalty payments that may be received by GTX in connection with its ownership interest in Inventergy LBS, LLC (“Inventergy”) which is the owner of certain patents related to methods and systems for communication with a tracking device.

The Assets were sold for aggregate consideration of $884,000 consisting of (i) $250,000 in cash delivered at the closing (the “Cash Consideration”) and (ii) 1,000,000 shares of Inpixon’s restricted common stock, par value $0.001 per share (the “Shares”) valued at $634,000 at the date of the sale. 100,000 of the Shares are subject to certain holdback restrictions and forfeiture for the purpose of satisfying indemnification claims. In addition, the Company and Inpixon entered into a six month consulting agreement, pursuant to which the Company will provide services to assist Inpixon with the transition of the assets acquired under the Agreement. Under the consulting agreement, the Company will receive a monthly fee of $15,000 over the 6-month term of the consulting agreement commencing on July 1, 2019.

The Company analyzed and performed an assessment of the terms of the Agreement with Inpixon pursuant to the provisions of ASC 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, the objective when allocating the transaction price is for an entity to allocate the transaction price to each performance obligation (or distinct good or service) in an amount that depicts the amount of consideration to which the entity expects to be entitled in exchange for transferring the promised goods or services to the customer. Based on the provisions of ASC 606, the Company determined $650,000 of the purchase price represented the value from the licensing agreements and was recognized as revenue at the date of the agreement as all performance obligations had been met; and $234,000 represented the fair value of the consulting services that will be amortized as revenue as the services will be provided over 6 month period.

The following table shows the Company’s IP Revenue with Inpixon:

	June 30, 2019	December 31, 2018
IP Monetization Revenue	$650,000	$-
COGS	-	-
Net Monetization Revenue	$650,000	$-

4. RELATED PARTY TRANSACTIONS

Convertible notes payable to related parties - In 2017, management elected to transfer the existing accrued salaries into long-term convertible promissory notes. As of June 30, 2019 and December 31, 2018, these notes total $884,546. The notes bear a 10% annual interest rate. Management shall have the right, but not the obligation to convert up to 50% of the amount advanced and accrued interest into shares, warrants or options of common or preferred stock of the Company at $0.01 per share (see Note 8). Accrued interest on the notes was $177,902 and $134,039 as of June 30, 2019 and December 31, 2018 and is included in the accrued expenses – related parties on the accompanying balance sheet.

Accrued wages and costs - In order to preserve cash for other working capital needs, various officers, members of management, employees and Board Members agreed to accrue portions of their wages and sometimes various out-of pocket expenses since 2011. As of June 30, 2019, and December 31, 2018, the Company owed $398,756 and $198,135, respectively, for such accrued wages and other expenses owed for other services which are included in the accrued expenses – related parties on the accompanying balance sheet.

5. INVENTORY

Inventories consist of the following:

	June 30, 2019	December 31, 2018
Raw materials	$10,276	$717
Finished goods	31,754	21,850
Total Inventories	$42,030	$22,567

6. PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	June 30, 2019	December 31, 2018
Software	$25,890	$25,890
Website development	91,622	91,622
Software development	294,751	294,751
Equipment	1,750	1,750
Less: accumulated depreciation	(384,919)	(355,625)
Total property and equipment, net	$29,094	$58,388

Depreciation expense for the period ended June 30, 2019 and 2018 was $29,924 and $35,126, respectively, and is included in general and administrative expenses.

7. INVESTMENTS IN MARKETABLE EQUITY SECURITIES

As of June 30, 2019, and December 31, 2018, we owned 42,500 shares of common stock of INVT with a fair value of $850 and $344 respectively. Our investment accounted for less than a 5% interest in the equity of this Company.

As of June 30, 2019 we owned 1,000,000 shares of common stock of Inpixon with a fair value of $634,000 and $344 respectively. Our investment accounted for less than a 5% interest in the equity of this Company.

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

8. NOTES PAYABLE

The following table summarizes the components of our short-term borrowings:

	June 30, 2019	December 31, 2018
(a) Term loans	$200,000	$200,000
(b) Revolving lines of credit	136,510	65,000

Total	$336,510	$265,000

(a) Term loans

In 2015, the Company entered into an unsecured term loan agreement with a third party for an aggregate principal balance of $200,000 at an interest rate of 14% per annum. The term loan became due on April 14, 2017, however the maturity date has been extended to October 1, 2019 and the Company issued the lender warrants to purchase 2,500,000 shares of the Company’s common stock valued at $22,492 as consideration for the extension of the loan which has been recorded as a financing cost during the period ended June 30, 2019. The principal balance outstanding on the note as of June 30, 2019 and December 31, 2018 was $200,000.

(b) Lines of Credit

The Company obtained a line of credit agreement with an accredited investor of $500,000 during 2018. The line bears interest of 17%. The line is based upon GTXO providing the investor with purchase orders and use of proceeds, including production of goods schedules and loan repayment timelines. These loans/drawdowns are specifically for product, inventory and/or purchase order financing.

Upon completion of the terms of the Line of Credit, GTX Corp. will issue to the investor 7,500,000 shares of GTXO common stock or $75,000 of GTXO common stock, whichever is greater. The Company is accounting for the value of the shares to be issued as the funds are advanced.

As of June 30, 2019 and December 31, 2018 the Company had received $130,000 and $65,000 in advances, respectively under the line of credit, and had paid down $6,264 in interest.

The Company also has line of credit with its business bank, Union Bank, whereby funds can be borrowed at 2 points over prime. As of June 30, 2019 the balance on this account was $6,510.

As of June 30, 2019 the company had a total of $136,510 in its line of credit balances.

9. CONVERTIBLE NOTES

As of June 30, 2019 and December 31, 2018, the Company had a total of $1,226,496 and $1,313,133, respectively, of outstanding convertible notes payable, which consisted of the following:

	June 30, 2019	December 31, 2018
a) Convertible Notes – with fixed conversion terms	$955,000	$967,000
b) Convertible Notes – with variable conversion	271,496	346,133
Total	1,226,496	1,313,133
Less: Debt discount	-	(20,024)
Total convertible notes, net of debt discount	$1,226,496	$1,293,109

a)	Included in Convertible Notes - with fixed conversion terms, are loans provided to the Company from various investors with principal balances totaling $955,000 as of June 30, 2019. These notes carry simple interest at a rate ranging from 0% to 14% per annum and with terms ranging from 1 to 2 years. In lieu of the repayment of the principal and accrued interest, the outstanding amounts are convertible, at the option of the note holder, generally at any time on or prior to maturity and automatically under certain conditions, into the Company’s common shares at $0.015 to $0.30 per share. These notes became due in 2017 and prior, and are currently past due.

At December 31, 2018, balance of the Convertible Notes was $967,000. During the six months ended June 30, 2019, we issued 5,500,000 shares of common stock to convert $6,000 of these outstanding convertible notes (see Note 9) and made payments of $6,000. As of June 30, 2019, balance of the Convertible Notes was $955,000. These notes are currently past due.

On certain of these notes the conversion price embedded in the note agreements was below the trading price of the common stock on the dates of issuance, and a beneficial conversion feature (BCF) was recognized at the date of issuance as a note discount. As of December 31, 2018, the unamortized discount was $20,024 and was fully amortized during the period ended June 30, 2019.

b)	Convertible notes payable with principal balance of $271,496 as of June 30, 2019 consists of loans provided to the Company from various investors. These notes are non-interest bearing and with terms ranging from 1 to 2 years. In lieu of the repayment of the principal and accrued interest, the outstanding amounts are convertible, at the option of the note holder, generally at any time on or prior to maturity and automatically under certain conditions, into the Company’s common shares at 60% of the lowest trading price in the prior 30 days. The Company determined that since the conversion floor of these notes had no limit to the conversion price, the Company could no longer determine if it had enough authorized shares to fulfil its conversion obligation. As such, pursuant to current accounting guidelines, the Company determined that the conversion feature of these notes created a derivative at the date of issuance which was recorded as a valuation discount that was fully amortized as of December 31, 2018.

At December 31, 2018, balance of the loans was $346,133. During the six months ended June 30, 2019, we issued 11,626,662 shares of common stock to convert $85,887 of outstanding convertible notes (see Note 9). In addition, certain of the notes included a penalty provision for non-payment which resulted in an additional finance charge of $11,250 being added to the principal balance. As of June 30, 2019, balance of the Convertible Notes was $271,496.

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

At December 31, 2018, the balance of the derivative liabilities was $232,162. During the period ended June 30, 2019, the Company recorded an increase in derivative liability of $15,710 and recorded an extinguishment of $20,449 related to convertible notes that were converted into shares of the Company’s common stock during the current period then ended. At June 30, 2019, the balance of the derivative liabilities was $227,422.

At June 30, 2019 and December 31, 2018, the derivative liabilities were valued using a Black-Scholes-Merton pricing model with the following assumptions:

	June 30, 2019	December 31, 2018
Conversion feature:
Risk-free interest rate	2.04%	2.57%
Expected volatility	537.68%	504.95%
Expected life (in years)	.1 to .773 years	.1 to .773 years
Expected dividend yield	-	-
Fair Value:
Conversion feature	$227,422	$232,162

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

10. EQUITY

Common Stock

The Company issued the following shares of common stock during the six months ended June 30, 2019:

	Value of Shares	Number of Shares
Shares issued for conversion of debt	$91,888	17,073,970
Shares issued for financings	$3,100	250,000
Shares issued for services rendered	76,880	6,200,000
Total shares issued	$171,868	23,523,970

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

On October 16, 2018, the Company created a long-term employment retention bonus plan and issued 39,500,000 of restricted common shares to the plan. The shares have a 3-year vesting period and those eligible, employees, directors and advisors must have been with the Company for at least 7 years with an additional 2 years necessary in order to participate in the plan and 3 to become fully vested. The shares will vest with a mandatory 2-year minimum requirement for such vesting to become valid with 33.4% in year two and 66.66% at the end of year three. If the individual leaves the Company prior to vesting the Company or its assignee retains the option to repurchase the unvested shares at par. The shares had a fair value of $1,086,250 at the date of grant, which cost will be amortized over the three-year vesting period. The unamortized balance of the award was $1,043,021 as of December 31, 2018. For the period ending June 30, 2019, the Company had amortized expense of $213,247 related to the retention plan and the remaining $829,774 will be recognized as compensation cost as the shares vest.

Common Stock Warrants

Since inception, the Company has issued warrants to purchase shares of the Company’s common stock to shareholders, consultants and employees as compensation for services rendered and/or through private placements.

A summary of the Company’s warrant activity and related information is provided below

	Exercise Price $	Number of Warrants
Outstanding and exercisable at December 31, 2018	2.25 - 0.0125	11,555,000
Warrants exercised	-	-
Warrants granted	0.01	5,250,000
Warrants expired	0.015	(1,489,000)
Outstanding and exercisable at June 30, 2019	2.25 - .01	15,316,000

Stock Warrants as of June 30, 2019
Exercise	Warrants	Remaining	Warrants
Price	Outstanding	Life (Years)	Exercisable
$0.011	2,500,000	1.51	2,500,000
$0.015	4,190,000	0.38	4,190,000
$0.01	3,000,000	1.53	3,000,000
$0.020	5,000,000	0.38	5,000,000
$0.040	500,000	0.73	500,000
$1.125	84,000	0.02	84,000
$2.25	42,000	0.02	42,000

During the period ended June 30, 2019, 5,000,000 of the warrants issued were related to financings with total fair value at grant date of $49,992, and 250,000 warrants were issued related to an advisory agreement with total fair value at grant date of $4,799, 3,000,000 have a 2-year term and have a strike price of $0.01, and 2,500,000 has a 1.7-year term with a strike price of $0.011.

The outstanding and exercisable warrants at June 30, 2019 had an intrinsic value of approximately $4,650.

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

The Plan provides for the issuance of a maximum of 7,000,000 shares of which, after adjusting for estimated pre-vesting forfeitures and expired options, approximately 2,235,000 were available for issuance as of June 30, 2019.

There are no options outstanding as of June 30, 2019.

11. COMMITMENTS & CONTINGENCIES

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

12. SUBSEQUENT EVENTS

On July 12, 2019, we issued 2,000,000 shares of common stock to an investor for converting $10,160 in debt from a convertible note that was issued in the third quarter of 2017.

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

Global Trek Xploration, Inc. (“Global Trek”) designs, manufactures, sells and distributes, hardware, software, and connectivity, using Global Positioning System (“GPS”), Bluetooth Low Energy (“BLE”), Radio Frequency (RF) and Near field Communication (NFC) technologies for monitoring and tracking of people and high value assets. Supported through a proprietary IoT enterprise monitoring platform and intellectual property portfolio. Known for its game-changing and award-winning patented GPS SmartSole® — think Dr. Scholl’s meets LoJack, the world’s first invisible wearable technology tracking device created for those at risk of wandering due to Alzheimer’s, dementia, autism and traumatic brain injury. The product platform can be customized and integrated into numerous products whose location and movement can be monitored in real time through our 24x7 tracking portal. Our core products and services are supported by an IP portfolio of patents, patents pending, registered trademarks, copyrights, URLs and a library of software source code, all of which is also managed by Global Trek, along with IP licensing.

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

Operations

The Company designs, develops, manufactures, distributes and sells related tracking products and services, using GPS, BLE, RF and NFC technology, to a global B2B and B2C network of resellers, affiliates, distributors, nonprofit organizations, government agencies, police departments, manufacturers reps and retailers. Through a proprietary enterprise (IoT) monitoring platform and licensing subscription business model, the Company offers a complete end to end solution of hardware, middleware, apps, connectivity, licensing and professional services, letting our customers know where or how someone, or something, is at the touch of a button, delivering safety, security and peace of mind in real-time. With the exception of our military products, all of our consumer and enterprise tracking products funnel into the GTX Corp IoT monitoring platform which supports end user customers in over 35 countries. The Company is also in the business of licensing intellectual property and monetizing its patent portfolio.

Overview

As the Company continues to focus on building channels of distribution and expanding its product line of embedded smart wearable tracking devices, Stand-Alone GPS devices, Digital Apps, NFC solutions and military human and asset tracking solutions, beginning in the first quarter of 2019 we also started recognizing revenues from granting non-exclusive intellectual property licenses to companies that are using or want to use our patented technology in the market place.

The GTX patent portfolio addresses three core areas: Footwear and wearables, Communication to and from a device to a server and Backend Server process related to people and asset tracking Location-Based Services (LBS) and Real-Time Location Systems (RTLS).

GTX’s Intellectual Property (IP) portfolio not only supports the Company’s product lines by creating barriers to competitors but also underscores the Company’s intrinsic value. During the second quarter ending June 30, 2019 the Company and the Inventergy, LLC signed multiple IP non-exclusive license agreements with three different companies, which generated over $550,000 in top line IP licensing income. We also sold two patents for an additional $100,000 which brought our total IP income for the quarter at over $650,000. Of the two patents we sold, the buyer licensed back to GTX in perpetuity one of the patents, thereby enabling us to retain our intellectual property rights and competitive barriers. This transaction was transformative and validated the underlying value of our portfolio in the Location -Based Services market place.

The signing of these license agreements, starting with three during the first quarter of 2019 and an additional three during the second quarter highlight the momentum and traction we are garnering with our monetization campaign. Our IP licensing revenues for the second quarter 2019 compared to the same period 2018, increased 5,172% and for the six month period comparing 2019 to 2018 we had a 2,671% increase. This was a significant quarter for IP revenues and even though we are continuing ongoing conversations or negotiations with other companies and expect to sign additional IP agreements this year, it is important to note there is no way for us to predict outcomes. Every company we engage has a different outlook, a different strategy, legal team, budget, etc. In addition, IP monetization is not our core business, it is an adjunct to our business and has inherent ebbs and flows.

On June 27th the Company closed an IP licensing and asset sale transaction to Inpixon (NASDAQ: INPX) in the amount of $884,000 of which $250,000 was paid in cash and $634,000 was paid in marketable securities. As per the allocation schedule in the agreement the Company is deferring $50,000 over a 4-year period for the non-compete clause ($3,125 over the next 16 quarters) and will defer $184,000 over the next 6 months ($92,000 over the next 2 quarters) for the sale of the technology. The 6 months of deferred revenues coordinates with the 6-month consulting agreement the Company received as part of the asset purchase agreement (See Exhibit 10.1).

The income we expect from the consulting agreement is not part of the $884,000 and will be recognized in future quarters.

In addition to a very strong IP licensing quarter, during the quarter ending June 30, 2019, compared to the same period 2018, our overall subscribers increased by 42.5%, (by 38% domestically and 44% internationally) with service income increasing by 81%, military sales increase of 30% and hardware sales increase of 6%. By all quantifiable measures this was an excellent quarter. We added a new distribution channel through an agreement with Phoniro, a subsidiary of Assa Abloy, a leader in providing digital health care solutions to seniors in Denmark, Sweden, Norway, Finland, the Netherlands and U.K. We successfully delivered our first order to Hill Air Force Base, continued to support Edwards Air Force Base and continued to work with the Sri Lanka government.

In the spirit of exploring new opportunities, we started a new R&D project with our Canadian distributor to embed our tracking technology inside custom handmade orthotic insoles in order to enter a high-end and high price point specialized market across Canada. We also began piloting our new Near Field Communication (NFC) Temperature Trackers. These tags provide real-time temperature sensing and data logging across the supply chain necessary with transportation of perishables; food, drinks, pharmaceuticals and other temperature sensitive products that can be negatively affected by conditions in transit. The data can be read by an NFC-enabled smartphone and with built-in security measures can be uploaded to our server in order to prevent unauthorized modification of data logs, allowing brands, retailers, and distributors to verify the quality of their perishable goods in transit, by confirming that temperature-sensitive products were shipped properly. This is still a new business silo we are exploring but we see this technology as a natural extension into the world of tracking, taking us beyond humans and high value assets to tracking and monitoring of perishable shipments of food, beverages, biopharmaceuticals, live organs and many other temperature sensitive shipments.

Results of Operations

The following discussion should be read in conjunction with our interim consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report.

Three Months Ended June 30, 2019 (“Q2 2019”) Compared to the Three Months Ended June 30, 2018 (“Q2 2018”)

	Three Months Ended June 30,
	2019		2018
	$	% of Revenues	$	% of Revenues

Product sales	84,707	10%	80,263	55%
Service income	98,397	12%	54,485	37%
Licensing income	659,000	78%	25,000	8%
Total revenues	842,105	100%	147,248	100%
Cost of products sold	32,824	4%	31,178	21%
Cost of other revenue	26,841	4%	10,885	20%
Cost of licensing revenue	5,119	1%	-	0%
Cost of goods sold	64,209	8%	42,063	41%
Gross profit	777,896	92%	105,185	71%

Operating expenses:
Wages and benefits	180,254	21%	218,363	148%
Professional fees	138,816	16%	61,121	42%
Sales and marketing expenses	1,857	0%	6,043	4%
General and administrative	44,683	5%	67,798	46%
Total operating expenses	365,611	43%	353,325	240%

Profit/(loss) from operations	412,559	49%	(433,480)	-169%

Other expense, net	(41,559)	-5%	(681,621)	-294%
Net profit/(loss)	370,726	44%	(681,621)	-463%

Revenues

Revenues as a whole in Q2 2019 increased by 472% or $694,857 in comparison to Q2 2018, primarily because of the increase in sales related to IP license fee income. Product revenues increased in Q2 2019 by 6% or $4,444 over Q2 2018 primarily due to the revenue we received from our military sales, service income increasing by 81% or $43,912 as recurring fees continue to increase and IP licensing revenues increased 5172% or $646,500. IP licensing income from Inventergy in Q2 2019 continued with 1 licensing and settlement agreement executed.

The Company’s goal is to generate recurring subscription revenues from the use of all of our tracking products.

We had a 44% increase in international subscribers, 38% domestic subscribers and a 42% increase in total subscribers for Q2 2019 compared to Q2 2018.

Cost of goods sold

Cost of goods sold increased by 53% or $22,146 during Q2 2019 in comparison to Q2 2018 primarily due to the sales of IP revenues with little or no costs associated with them. The total gross margin increased from 71.43% in Q2 of 2018 to 92.38% in Q2 of 2019 primarily from the high margin sales related to IP licensing revenue.

Wages and benefits

Wages and benefits during Q2 2019 decreased by 17% or $38,109 in comparison to Q2 2018, primarily on lower staffing expenses.

Professional fees

Professional fees consist of costs attributable to consultants and contractors who primarily spend their time on legal, accounting, product development, business development, corporate advisory services and investor relations. Such costs increased $77,695 or 127% during Q2 2019 as compared to Q2 2018, primarily due to issuance of non-cash stock-based compensation to advisors related to the Inpixon transaction of $67,723 and non-cash related retention bonuses of $60,729.

Sales and marketing expenses

Sales and marketing expenses decreased by 69% or $4,186 during Q2 2019 in comparison to Q2 2018. These costs are expected to ramp up as we begin to launch new products.

General and administrative

General and administrative costs during Q2 2019 decreased by $23,114 or 34% in comparison to Q2 2018 due to lower D&O insurance costs, R&D and travel and entertainment expenses.

Other expense, net

Other expense, net decreased 90% or $391,921 from Q2 2018 to Q2 2019 primarily as a result of not adding any new debt instruments that carry non-cash derivative liabilities or increasing the amortization of debt discounts related to debt financings. As of June 30, 2019, the Company had $227,423 in derivative liabilities. Other expense, net also includes interest expenses related to notes.

Net loss

Net loss decreased by 154% or $1,052,346 from Q2 2018 to Q1 2019 primarily as a result of the increase in IP licensing and patent sales.

Six Months Ended June 30, 2019 (“Q2 2019”) Compared to the Six Months Ended June 30, 2018 (“Q2 2018”)

	Six Months Ended June 30,
	2019		2018
	$	% of Revenues	$	% of Revenues

Product sales	104,109	11%	230,160	66%
Service income	148,152	16%	96,150	27%
Licensing income	692,750	73%	25,000	7%
Total revenues	945,011	100%	351,310	100%
Cost of products sold	48,144	5%	93,608	27%
Cost of other revenue	32,830	3%	-	0%
Cost of licensing revenue	23,145	2%	21,871	6%
Cost of goods sold	104,119	11%	115,479	33%
Gross profit	840,892	89%	235,831	67%

Operating expenses:
Wages and benefits	517,045	55%	385,476	110%
Professional fees	201,568	21%	128,424	37%
Sales and marketing expenses	3,420	0%	23,427	7%
General and administrative	124,112	13%	145,916	42%
Total operating expenses	846,145	90%	683,243	194%

Loss from operations	(5,253)	-1%	(447,412)	-127%

Other expense, net	(180,496)	-19%	(597,075)	-170%
Net loss	(185,749)	-20%	(1,044,487)	-297%

Revenues

Revenues as a whole in Q2 2019 increased by 169% or $593,701 in comparison to Q2 2018, primarily because of the increase in sales related to IP license fee income. Product revenues decreased in Q2 2019 by 55% or $126,050 over Q2 2018 primarily due to the decrease in revenue we received from our military and Smartsole sales, service income increased by 54% or $52,002 as recurring fees continue to increase and IP licensing revenues increased 2671% or $667,750. IP licensing income from Inventergy in Q2 2019 increased with 5 licensing and settlement agreements executed.

The Company’s goal is to generate recurring subscription revenues from the use of all of our tracking products.

We had a 44% increase in international subscribers, 38% domestic subscribers and a 42% increase in total subscribers for Q2 2019 compared to Q1 2018.

Cost of goods sold

Cost of goods sold decreased by 10% or $11,360 during Q2 2019 in comparison to Q2 2018 primarily due to the costs related to the large increase in sales for higher margin IP licensing fees. The total gross margin increased from 67% in Q2 of 2018 to 89% in Q2 of 2019 as we had large sales in high margin revenue.

Wages and benefits

Wages and benefits during Q2 2019 increased by 34% or $131,569 in comparison to Q2 2018, primarily from non-cash accruals of retention bonus.

Professional fees

Professional fees consist of costs attributable to consultants and contractors who primarily spend their time on legal, accounting, product development, business development, corporate advisory services and investor relations. Such costs increased $226,807 or 177% during Q2 2019 as compared to Q2 2018, primarily due to issuance of non-cash stock-based compensation to advisors related to the Inpixon transaction of $91,679 and non-cash related retention bonuses of $60,729.

Sales and marketing expenses

Sales and marketing expenses decreased by 85% or $20,007 during Q2 2019 in comparison to Q2 2018. These costs are expected to ramp up as we begin to launch new products.

General and administrative

General and administrative costs during Q2 2019 decreased by $21,805 or 15% in comparison to Q1 2018 primarily due to lower D&O insurance costs, R&D and travel and entertainment expenses.

Other expense, net

Other expense, net decreased 70% or $416,579 from Q2 2018 to Q1 2019 primarily as a result of not adding any new debt instruments that carry non-cash derivative liabilities or increasing the amortization of debt discounts related to debt financings. As of June 30, 2019, the Company had $227,423 in derivative liabilities. Other expense, net also includes interest expenses related to notes.

Net loss

Net loss decreased by 81% or $783,756 from Q2 2018 to Q2 2019 primarily as a result of the sale of IP licenses and patents.

Liquidity and Capital Resources

As of June 30, 2019, we had $188,500 of cash and cash equivalents, and a working capital deficit of $3,875,046, compared to $69,856 of cash and cash equivalents and a working capital deficit of $3,524,620 as of December 31, 2018. A part of our negative working capital position at June 30, 2019 consisted of $227,423 of derivative liabilities related to unsecured convertible promissory notes and $1,226,496 related to the principal balance of unsecured convertible promissory notes.

During the six months ended June 30, 2019, our net loss was $185,749 compared to a net loss of $1,046,332 for the six months ended June 30, 2018. Net cash received in operating activities for Q2 2019 and Q2 2018 was $52,134 and $289,719, respectively. Net cash used in operations decreased in Q2 2019 as compared to Q2 2018 by 118%, primarily due to the net change in non-cash items of $813,364 and the net change in operating assets and liabilities of $715,477.

Net cash provided by financing activities during Q2 2019 was $66,510 and represents $65,000 in draws upon our line of credit and $5,000, in payments on convertible notes. During Q2 2018, net cash provided by financing activities was $369,000 and consists of proceeds totaling $425,000 received from advances under a convertible note payable agreement as well as a $56,000 debt reduction payment on a Convertible Note. This reduction of 83% in additional financing is directly related to the Company not relying on convertible notes for financings, and thus, no new convertible notes were issued in Q2 of 2019.

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses of $185,749 and $1,046,332 for the period ended June 30, 2019 and 2018, respectively, has incurred losses since inception resulting in an accumulated deficit of $23,008,943 as of June 30, 2019, and has negative working capital of $3,875,046 as of June 30, 2019. A significant part of our negative working capital position at June 30, 2019 consisted of $1,563,006, of amounts due to various accredited investors of the Company for convertible promissory notes, loans and a letter of credit. The Company anticipates further losses in the development of its business. Please see the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2018 for more information regarding risks associated with our business.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a)	Exhibits

10.1	Inpixon Sales Agreement(1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 2, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTX CORP

Date: August 13, 2019	By:	/s/ ALEX MCKEAN
Alex McKean,
Chief Financial Officer (Principal Financial Officer)

Date: August 13, 2019	By:	/s/ PATRICK BERTAGNA
Patrick Bertagna,
Chief Executive Officer

