Form 10-Q
period 2019-09-30
GTX CORP
filed 2019-11-13
CIK 1375793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2019

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 68,850,246 common shares issued and outstanding as of November 13, 2019.

GTX CORP AND SUBSIDIARIES

For the quarter ended September 30, 2019

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

GTX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$76,221	$69,856
Accounts receivable, net	80,611	97,572
Inventory	41,514	22,567
Investment in marketable securities	116,850	344
Other current assets	10,500	3,479
Total current assets	325,696	193,818

Property and equipment, net	23,749	58,388
Intangible assets	15,315	16,260
Total assets	$364,760	$268,466

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$201,004	$246,551
Accrued expenses	421,852	438,552
Accrued expenses – related parties	608,729	332,174
Deferred revenues	155,100	26,000
Convertible promissory notes, net of discount	1,177,588	1,293,109
Convertible notes, related parties	884,546	884,546
Revolving line of credit	107,000	65,000
Notes payable	217,000	200,000
Derivative liabilities	659	232,162
Total current liabilities	3,773,478	3,718,094

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 1,000,000 shares issued and outstanding at September 30, 2019 and December 31, 2018	100	100
Common stock, $0.0001 par value; 2,071,000,000 shares authorized; 59,619,795 and 63,363,436 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	5,962	6,336
Additional paid-in capital	19,850,587	19,367,130
Accumulated deficit	(23,265,367)	(22,823,194)
Total stockholders’ deficit	(3,408,718)	(3,449,628)
Total liabilities and stockholders’ deficit	$364,760	$268,466

See accompanying notes to condensed consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Product sales	$198,588	$132,517	$302,697	$409,677
Service income	102,103	50,497	250,255	146,647
Licensing income	39,375	12,500	732,125	37,500
Total revenues	340,066	195,514	1,285,077	593,824

Cost of products sold	7,727	30,420	55,871	124,028
Cost of service revenue	8,466	15,510	41,296	37,380
Cost of licensing revenue	21,342	-	44,487	-
Total cost of goods sold	37,535	45,930	141,654	161,408

Gross margin	302,531	149,584	1,143,423	432,416

Operating expenses:
Wages and benefits	150,743	174,047	514,125	559,523
Sales and marketing	3,281	12,008	6,701	35,435
Professional fees	20,627	108,411	375,858	236,835
General and administrative	55,157	82,340	179,269	228,256

Total operating expenses	229,808	376,806	1,075,953	1,060,049

Income / (loss) from operations	72,723	(227,222)	67,470	(627,633)

Other income/(expenses):
Noncash financing costs on related party notes	-	-	(11,250)	(247,147)
Unrealized loss on marketable securities	(518,000)	-	(517,494)	-
Amortization of debt discount	-	(133,524)	(20,024)	(389,379)
Derivative income	226,764	196,953	231,503	188,389
Interest expense and financing costs	(37,911)	(90,025)	(192,378)	(175,535)

Total other income/(expenses)	(329,147)	(26,596)	(509,643)	(623,672)

Net loss	(256,424)	(253,818)	(442,173)	(1,251,305)

Components of comprehensive loss:
Unrealized loss on available for sale investment	-	-	-	(1,845)

Comprehensive loss	$(256,424)	$(253,818)	$(442,173)	$(1,253,150)

Weighted average number of common shares outstanding - basic and diluted	54,788,352	13,669,504	69,882,441	11,503,097

Net income/(loss) per common share - basic and diluted	$(0.00)	$(0.02)	$(0.01)	$(0.11)

See accompanying notes to condensed consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Three and Nine Months Ended September 30, 2019 (Unaudited)

For the Three Months Ended September 30, 2019 (Unaudited)
					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2019	1,000,000	$100	86,887,406	$8,689	$19,804,683	$(23,008,943)	$(3,195,472)
Issuance of common stock for conversion of debt	-	-	8,732,389	873	34,285	-	35,158
Fair Value of common stock issued to management	-	-	-	-	8,021	-	8,021
Cancellation of retention bonus shares	-	-	(36,000,000)	(3,600)	3,600	-	-
Net income	-	-	-	-	-	(256,424)	(256,424)
Balance, September 30, 2019	1,000,000	$100	59,619,795	$5,962	$19,850,589	$(23,265,367)	$(3,408,717)

For the Nine Months Ended September 30, 2019 (Unaudited)
					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, January 31, 2019	1,000,000	$100	63,363,436	$6,336	$19,367,130	$(22,823,194)	$(3,449,628)
Issuance of common stock for services	-	-	6,200,000	620	76,260	-	76,880
Issuance of common stock for financings	-	-	250,000	25	3,075	-	3,100
Issuance of common stock for conversion of debt	-	-	25,806,359	2,581	124,464	-	127,045
Issuance of warrants for financings	-	-	-	-	49,992	-	49,992
Issuance of warrants for services	-	-	-	-	4,799	-	4,799
Fair Value of common stock issued to management	-	-	-	-	221,267	-	221,267
Cancellation of retention bonus shares	-	-	(36,000,000)	(3,600)	3,600	-	-
Net loss	-	-	-	-	-	(442,173)	(442,173)
Balance, September 30, 2019	1,000,000	$100	59,619,795	$5,962	$19,850,587	$(23,265,367)	$(3,408,718)

See accompanying notes to condensed consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three and Nine Months Ended September 30, 2018 (Unaudited)

Three Months Ended September 30, 2018 (Unaudited)
						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance, June 30, 2018	1,000,000	$100	12,036,294	$1,204	$19,250,114	$-	$(22,111,342)	$(2,859,924)
Issuance of common stock for services	-	-	653,636	65	53,935	-	-	54,000
Issuance of common stock for conversion of debt	-	-	642,000	64	12,776	-	-	12,840
Issuance of preferred stock for services	-	-	1,766,325	177	(177)	-	-	-
BCF for shares issued	-	-	-	-	35,000	-	-	35,000
Cumulative effect of adopting ASU 2016-01	-	-	-	-	-	-	46,998	46,998
Net loss	-	-	-	-	-	-	(253,818)	(253,818)
Balance, September 30, 2018	1,000,000	$100	15,098,255	$1,510	$19,351,648	$-	$(22,318,162)	$(2,964,904)

Nine Months Ended September 30, 2018 (Unaudited)
						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance, January 1, 2018	-	-	9,389,976	$939	$18,855,596	$(59,249)	$(21,005,763)	$(2,208,477)
Issuance of common stock for services	-	-	734,303	73	71,697	-	-	71,770
Issuance of common stock for conversion of debt	-	-	3,207,651	321	162,019	-	-	162,340
Issuance of preferred stock for services	1,000,000	100			46,263			46,363
Exercise of warrants	-	-	1,766,325	177	(177)			-
BCF for shares issued	-	-	-	-	216,250	-	-	216,250
Cumulative effect of adopting ASU 2016-01	-	-	-	-	-	59,249	(59,249)	-
Net loss	-	-	-	-	-	-	(1,253,150)	(1,253,150)
Balance, September 30, 2018	1,000,000	$100	15,098,255	$1,510	$19,351,648	$-	$(22,318,162)	$(2,964,904)

See accompanying notes to condensed consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(442,173)	$(1,253,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35,584	55,847
Change in fair value of marketable securities	517,494	2,333
Gain on receipt of marketable securities from license agreement	(634,000)	-
Equity-based compensation	81,679	71,770
Change in fair value of derivative liabilities	(231,503)	(188,389)
Amortization of debt discount	20,024	389,379
Fair value of common stock issued to management	221,267	46,363
Non-cash interest and financing expense	53,092	214,499
Increase in accrued interest on convertible notes	11,250	207,075
Changes in operating assets and liabilities:
Accounts receivable	16,961	(88,919)
Inventory	(18,947)	8,627
Other current and non-current assets	(7,021)	45,456
Accounts payable and accrued expenses	(62,247)	122,818
Accrued expenses - related parties	276,555	(45,669)
Accrued liability	-	47,250
Deferred revenues	129,100	(16,934)

Net cash used in operating activities	(32,885)	(381,644)

Cash flows from investing activities:
Purchase of property and equipment	-	(31,500)
Net cash used in investing activities	-	(31,500)

Cash flows from financing activities:
Proceeds from convertible promissory notes	-	485,000
Proceeds from term loans and line of credit	145,000	-
Payments on terms loans and lines of credit	(86,000)	-
Payments on convertible promissory notes	(19,750)	(58,000)

Net cash provided by financing activities	39,250	427,000

Net change in cash and cash equivalents	6,365	13,856

Cash and cash equivalents, beginning of period	69,856	1,454

Cash and cash equivalents, end of period	$76,221	$15,310

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$19,681	$5,655

Supplementary disclosure of noncash financing activities:
Issuance of common stock for accrued expenses	$-	$-
Debt discount on convertible promissory notes	$-	$216,250
Issuance of common stock for conversion of debt	$127,045	$162,340
Debt discount related to derivative liabilities	$-	$47,250

See accompanying notes to condensed consolidated financial statements.

GTX CORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of GTX have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included. Our operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2018, which are included in our Annual Report on Form 10-K.

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company incurred a net loss of $442,173 during the period ended September 30, 2019, has incurred losses since inception resulting in an accumulated deficit of $23,265,367 and a stockholders’ deficit of $3,408,718 as of September 30, 2019. The Company anticipates further losses in the development of its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan until such time as revenues and related cash flows are sufficient to fund our operations.

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

IP Licensing Revenue

Beginning in 2019 we began our transition into an outbound licensing model whereby revenue recorded by the Company includes revenue for our License and Partnership agreement with Inventergy which provides for ongoing royalties based on monetization of IP licenses. The Company recognizes revenue for these licenses upon execution of the licensing agreement. During the period ended September 30, 2019 eleven licensing agreements were entered into for $182,500 of which our share is 45% or $82,125. In addition, the company entered into a new licensing agreement with Inpixon, for which the Company recognized revenue of $650,000 during the period ended September 30, 2019 (see Note 3).

Disaggregation of Net Sales

During the period ended September 30, 2019, the Company’s customer base and revenue streams were comprised of approximately 33% B2B (Wholesale Distributors and Enterprise Institutions), 9% B2C (consumers and government agencies who bought on the behalf of consumers, through our online ecommerce platform and through Amazon, Google and iTunes), 57% IP (our monetization campaign from consulting, licensing and asserting our patents) and 1% Military and Law Enforcement.

During the period ended September 30, 2018, the Company’s customer base and revenue streams were comprised of approximately 52% B2B (Wholesale Distributors and Enterprise Institutions), 21% B2C (consumers and government agencies who bought on the behalf of consumers, through our online ecommerce platform and through Amazon, Google and iTunes), 6% IP (our monetization campaign from consulting, licensing and asserting our patents) and 21% Military and Law Enforcement.

The following table shows the Company’s disaggregated net sales by customer type for the nine months ended September 30, 2019 and 2018:

	September 30, 2019	September 30, 2018
B2B	$430,430	$306,189
B2C	110,117	123,690
Military	12.405	126,445
IP	732,125	37,500
Total	$1,285,077	$593,824

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

During the nine months ended September 30, 2019, the Company had two customers that each represented 77% and 8% of our sales on an individual basis, or approximately 85% in the aggregate, and during the nine months ended September 30, 2018, the Company had three major customers that each represented more than 39%, 23% and 10% of our sales on an individual basis, or approximately 71% in the aggregate.

During the three months ended September 30, 2019, the Company had three customers that each represented 55% and 17% and 8%, of our sales on an individual basis, or approximately 80% in the aggregate, and during the three months ended September 30, 2018, the Company had four major customers that each represented more than 42%, 21%, 7% and 7% of our sales on an individual basis, or approximately 77% in the aggregate.

Share-based Compensation

The Company issues stock options and warrants, shares of common stock, and equity interests as share-based compensation to employees and non-employees. The Company accounts for its share-based compensation to employees in accordance with FASB ASC 718, Compensation – Stock Compensation. Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period.

In prior periods up to March 31, 2019, the Company accounted for share-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50, Equity - Based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The final fair value of the share-based payment transaction is determined at the performance completion date. For interim periods, the fair value is estimated, and the percentage of completion is applied to that estimate to determine the cumulative expense recorded.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The guidance was issued to simplify the accounting for share-based transactions by expanding the scope of Topic 718 from only being applicable to share-based payments to employees to also include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based transactions will be measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions. The Company adopted ASU 2018-07 on April 1, 2019. The adoption of the standard did not have a material impact on our financial statements for the three months ended September 30, 2019 or the previously reported financial statements.

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

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no dilutive shares outstanding as of September 30, 2019 and 2018. Common stock equivalents, totaling 15,190,000 and 11,321,667 at September 30, 2019 and 2018, respectively, were not included in the computation of diluted earnings per share in 2019 and 2018 in the unaudited consolidated statements of operations as inclusion of such shares would be anti-dilutive.

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

3. LICENSE AGREEMENTS

IP Monetization Agreement

On June 16, 2016, the Company entered into a Definitive Agreement with Inventergy Innovations, LLC (“Inventergy”), a subsidiary of INVT. The Company partnered with Inventergy to monetize three (3) GTX Patents, which now due to ongoing continuations has grown to 5 Patents, were assigned to an Inventergy subsidiary (“Inventergy LBS, LLC”), and Inventergy assigned a 45% revenue share in net revenue collected on these patents to GTX. Pursuant to a non-exclusive license back to GTX, GTX will still retain all use rights of the 5 patents. The agreement provides for ongoing royalties based on monetization of IP licenses. The Company recognizes revenue for these licenses upon execution of the licensing agreement. During the period ended September 30, 2019 eleven licensing agreements were entered into for $182,500 of which our share is 45% or $82,125.

During the periods ended September 30, 2019 and 2018, the Company provided IP consulting services to INVT in the amounts of $0 and $37,500, respectively

Inpixon Agreement

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

The Company analyzed and performed an assessment of the terms of the Agreement with Inpixon pursuant to the provisions of ASC 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, the objective when allocating the transaction price is for an entity to allocate the transaction price to each performance obligation (or distinct good or service) in an amount that depicts the amount of consideration to which the entity expects to be entitled in exchange for transferring the promised goods or services to the customer. Based on the provisions of ASC 606, the Company determined $650,000 of the purchase price represented the value from the licensing agreements and was recognized as revenue at the date of the agreement as all performance obligations had been met; and $234,000 represented the fair value of the consulting services that will be amortized as revenue as the services will be provided over 6 month period. During the nine month period ended September 30, 2019, $95,125 of this amount was amortized and reflected as service income.

4. RELATED PARTY TRANSACTIONS

Convertible notes payable to related parties - In 2017, management elected to transfer the existing accrued salaries into long-term convertible promissory notes. As of September 30, 2019 and December 31, 2018, these notes total $884,546. The notes bear a 10% annual interest rate. Management shall have the right, but not the obligation to convert up to 50% of the amount advanced and accrued interest into shares, warrants or options of common or preferred stock of the Company at $0.01 per share (see Note 8). Accrued interest on the notes was $200,198 and $134,039 as of September 30, 2019 and December 31, 2018, respectively, and is included in the accrued expenses – related parties on the accompanying balance sheet.

Accrued wages and costs - In order to preserve cash for other working capital needs, various officers, members of management, employees and Board Members agreed to accrue portions of their wages and sometimes various out-of pocket expenses since 2011. As of September 30, 2019, and December 31, 2018, the Company owed $408,531 and $198,135, respectively, for such accrued wages and other expenses owed for other services which are included in the accrued expenses – related parties on the accompanying balance sheet.

5. INVENTORY

Inventories consist of the following:

	September 30, 2019	December 31, 2018
Raw materials	$678	$717
Finished goods	40,836	21,850
Total Inventories	$41,514	$22,567

6. PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	September 30, 2019	December 31, 2018
Software	$25,890	$25,890
Website development	91,622	91,622
Software development	294,751	294,751
Equipment	1,750	1,750
Less: accumulated depreciation	(390,264)	(355,625)
Total property and equipment, net	$23,749	$58,388

Depreciation expense for the period ended September 30, 2019 and 2018 was $34,639 and $35,126, respectively, and is included in general and administrative expenses.

7. INVESTMENTS IN MARKETABLE EQUITY SECURITIES

The Company’s equity investments represented investments of purchased shares of stock of two (2) entities with ownership percentages of less than 5%. The Company accounted for these investments pursuant to ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. As such, these investments were recorded at their market value as of September 30, 2019, with the change in fair value being reflected in the statement of operations. These investments consisted of the following:

As of December 31, 2018, the Company owned 42,500 shares of Inventergy’s common stock with fair value of $344 as of the year then ended. During the current period ended September 30, 2019, the Company was able to obtain observable evidence that the investment had a market value of $0.02 per share, or an aggregate value of $850 as of the period then ended. As such, the Company recorded an unrealized gain from the change in market value of $506 during the current period ended September 30, 2019 in its condensed statement of operations.

In June 2019, the Company acquired 1,000,000 shares of Inpixon’s restricted common stock valued at $634,000, as consideration for the assets sold to Inpixon (see Note 3), and which accounted for less than 5% in equity of Inpixon. During the current period ended September 30, 2019, the Company was able to obtain observable evidence that the investment had a market value of $0.116 per share, or an aggregate value of $116,000 as of the period then ended. As such, the Company recorded an unrealized loss from the change in market value of $518,000 during the current period ended September 30, 2019 in its condensed statement of operations.

8. NOTES PAYABLE

The following table summarizes the components of our short-term borrowings:

	September 30, 2019	December 31, 2018
(a) Term loans	$217,000	$200,000
(b) Revolving lines of credit	107,000	65,000

Total	$324,000	$265,000

(a) Term loans

In 2015, the Company entered into an unsecured term loan agreement with a third party for an aggregate principal balance of $200,000 at an interest rate of 5% per annum. The term loan became due on April 14, 2017, however the maturity date has been extended to October 1, 2019 and the Company issued the lender warrants to purchase 2,500,000 shares of the Company’s common stock valued at $22,492 as consideration for the extension of the loan which has been recorded as a financing cost during the period ended September 30, 2019. The principal balance outstanding on the note as of December 31, 2018 was $200,000. During the period ended September 30, 2019 the Company repaid $33,000, resulting in a balance due of $167,000 as of September 30, 2019.

On September 29, 2019, the Company entered into a term loan agreement with Inpixon for an aggregate principal balance of $50,000 at an interest rate of 14% per annum. This note is tied to the Asset Purchase Agreement with Inpixon, dated as of June 27, 2019, whereby Inpixon agrees to fund the Company $50,000 a month until their S1 registration for the shares due to the Inpixon sale is effective. The principal balance outstanding on the note as of September 30, is $50,000.

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

As of December 31, 2018 the Company had received $ $65,000 in advances, under the line of credit. During the nine months ended September 30, 2019, the Company was advanced $65,000, and repaid $23,000 resulting in a balance due of $ $107,000 as of September 30, 2019.

The Company also has line of credit with its business bank, Union Bank, whereby funds can be borrowed at 2 points over prime. During the period ended September 30, 2019 had borrowed $30,000 and had repaid the entire balance. As such there is no balance outstanding as of September 30, 2019.

9. CONVERTIBLE NOTES

As of September 30, 2019 and December 31, 2018, the Company had a total of $1,177,588 and $1,313,133, respectively, of outstanding convertible notes payable, which consisted of the following:

	September 30, 2019	December 31, 2018
a) Convertible Notes – with fixed conversion terms	$941,250	$967,000
b) Convertible Notes – with variable conversion	236,338	346,133
Total	1,177,588	1,313,133
Less: Debt discount	-	(20,024)
Total convertible notes, net of debt discount	$1,177,588	$1,293,109

a)	Included in Convertible Notes - with fixed conversion terms, are loans provided to the Company from various investors with principal balances totaling $941,250 as of September 30, 2019. These notes carry simple interest at a rate ranging from 0% to 14% per annum and with terms ranging from 1 to 2 years. In lieu of the repayment of the principal and accrued interest, the outstanding amounts are convertible, at the option of the note holder, generally at any time on or prior to maturity and automatically under certain conditions, into the Company’s common shares at $0.015 to $0.30 per share. These notes became due in 2017 and prior, and are currently past due.

At December 31, 2018, balance of the Convertible Notes was $967,000. During the nine months ended September 30, 2019, we issued 3,000,000 shares of common stock to convert $6,000 of these outstanding convertible notes (see Note 9) and made payments of $19,750. As of September 30, 2019, balance of the Convertible Notes was $941,250. These notes are currently past due.

On certain of these notes the conversion price embedded in the note agreements was below the trading price of the common stock on the dates of issuance, and a beneficial conversion feature (BCF) was recognized at the date of issuance as a note discount. As of December 31, 2018, the unamortized discount was $20,024 and was fully amortized during the period ended September 30, 2019.

b)	Convertible notes payable with principal balance of $236,338 as of September 30, 2019 consists of loans provided to the Company from various investors. These notes are non-interest bearing and with terms ranging from 1 to 2 years. In lieu of the repayment of the principal and accrued interest, the outstanding amounts are convertible, at the option of the note holder, generally at any time on or prior to maturity and automatically under certain conditions, into the Company’s common shares at 60% of the lowest trading price in the prior 30 days. The Company determined that since the conversion floor of these notes had no limit to the conversion price, the Company could no longer determine if it had enough authorized shares to fulfil its conversion obligation. As such, pursuant to current accounting guidelines, the Company determined that the conversion feature of these notes created a derivative at the date of issuance which was recorded as a valuation discount that was fully amortized as of December 31, 2018.

At December 31, 2018, balance of the loans was $346,133. During the nine months ended September 30, 2019, we issued 22,806,359 shares of common stock to convert $121,045 of outstanding convertible notes (see Note 9). In addition, certain of the notes included a penalty provision for non-payment which resulted in an additional finance charge of $11,250 being added to the principal balance. As of September 30, 2019, balance of the Convertible Notes was $238,338.

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

At December 31, 2018, the balance of the derivative liabilities was $232,162. During the period ended September 30, 2019, the Company recorded an increase in derivative liability of $15,710 and recorded an extinguishment of $247,213 related to convertible notes that were converted into shares of the Company’s common stock during the current period then ended. At September 30, 2019, the balance of the derivative liabilities was $659.

At September 30, 2019 and December 31, 2018, the derivative liabilities were valued using a Black-Scholes-Merton pricing model with the following assumptions:

	September 30, 2019	December 31, 2018
Conversion feature:
Risk-free interest rate	1.784%	2.57%
Expected volatility	309.45%	504.95%
Expected life (in years)	.1 to .773 years	.1 to .773 years
Expected dividend yield	-	-
Fair Value:
Conversion feature	$659	$232,162

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

10. EQUITY

Common Stock

The Company issued the following shares of common stock during the nine months ended September 30, 2019:

	Value of Shares	Number of Shares
Shares issued for conversion of debt	$127,045	25,806,359
Shares issued for financings	$3,100	250,000
Shares issued for services rendered	76,880	6,200,000
Total shares issued	$207,025	32,256,359

Shares issued for services rendered were to various members of management, the Board of Directors, employees and consultants and are expensed as Stock-Based Compensation in the accompanying condensed consolidated statement of operations. Shares issued for financings was to an accredited investor in relation to their convertible note. Shares issued for conversion of debt relate to conversion of the convertible note discussed in Note 9.

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

For the period ending September 30, 2019, we cancelled 36 million shares of management’s stock, which was part of a three-year employee retention plan. All non-vested shares were returned to treasury, thereby reducing quarterly non-cash expense by approximately $90,000. The board is evaluating a new, less costly, employee stock option plan (ESOP) and intends to select a new plan by the end of the year. As a result, for the period ending September 30, 2019, the Company had amortized expense of $221,267 related to the retention plan, and the remaining/adjusted balance of $65,503 in unamortized expense that will be recognized as compensation cost as the shares vest.

Common Stock Warrants

Since inception, the Company has issued warrants to purchase shares of the Company’s common stock to shareholders, consultants and employees as compensation for services rendered and/or through private placements.

A summary of the Company’s warrant activity and related information is provided below

	Exercise Price $	Number of Warrants
Outstanding and exercisable at December 31, 2018	2.25 - 0.0125	11,555,000
Warrants exercised	-	-
Warrants granted	0.01	5,250,000
Warrants expired	2.25 - 0.015	(1,615,000)
Outstanding and exercisable at September 30, 2019	2.25 - .01	15,190,000

Stock Warrants as of September 30, 2019
Exercise	Warrants	Remaining	Warrants
Price	Outstanding	Life (Years)	Exercisable
$0.011	2,500,000	1.51	2,500,000
$0.015	4,190,000	0.38	4,190,000
$0.01	3,000,000	1.53	3,000,000
$0.020	5,000,000	0.38	5,000,000
$0.040	500,000	0.73	500,000
	15,190,000		15,190,000

During the period ended September 30, 2019, 5,000,000 of the warrants issued were related to financings with total fair value at grant date of $49,992, and 250,000 warrants were issued related to an advisory agreement with total fair value at grant date of $4,799, 3,000,000 have a 2-year term and have a strike price of $0.01, and 2,500,000 has a 1.7-year term with a strike price of $0.011.

The outstanding and exercisable warrants at September 30, 2019 had no intrinsic value.

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

The Plan provides for the issuance of a maximum of 7,000,000 shares of which, after adjusting for estimated pre-vesting forfeitures and expired options, approximately 2,235,000 were available for issuance as of September 30, 2019.

There are no options outstanding as of September 30, 2019.

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

12. SUBSEQUENT EVENTS

On October 3, 2019, we issued 2,900,000 shares of common stock to an investor for converting $9,902 in debt from a convertible note that was issued in the third quarter of 2017.

On October 4, 2019, we issued 2,500,000 shares of common stock to an investor for converting $5,950 in debt from a convertible note that was issued in the third quarter of 2017.

On October 11, 2019, we issued 1,900,000 shares of common stock to an investor for converting $4,522 in debt from a convertible note that was issued in the third quarter of 2017.

On November 11, 2019, we issued 1,900,000 shares of common stock to an investor for converting $5,054 in debt from a convertible note that was issued in the third quarter of 2017.

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

Global Trek Xploration, Inc. (“Global Trek”) designs, manufactures, sells and distributes, hardware, software, and connectivity, using Global Positioning System (“GPS”), Bluetooth Low Energy (“BLE”), Radio Frequency (“RF”) and Near field Communication (“NFC”) technologies for monitoring and tracking of people and high value assets. Supported through a proprietary Internet of Things (“IoT”) enterprise monitoring platform and intellectual property (“IP”) portfolio. Known for its game-changing and award-winning patented GPS SmartSole® — think Dr. Scholl’s meets LoJack, the world’s first invisible wearable technology tracking device created for those at risk of wandering due to Alzheimer’s, dementia, autism and traumatic brain injury. The product platform can be customized and integrated into numerous products whose location and movement can be monitored in real time through our 24x7 tracking portal. Our core products and services are supported by an IP portfolio of patents, patents pending, registered trademarks, copyrights, URLs and a library of software source code, all of which is also managed by Global Trek, along with IP licensing.

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

Operations

The Company designs, develops, manufactures, distributes and sells related tracking products and services, using GPS, BLE, RF and NFC technology, through a global B2B and B2C network of resellers, affiliates, distributors, nonprofit organizations, government agencies, police departments, manufacturers reps and retailers. Offering a variety of hardware devices, a proprietary enterprise (“IoT”) monitoring platform and a licensing subscription business model, the Company provides a complete end to end solution of hardware, middleware, apps, connectivity, licensing and professional services, letting our customers know where or how someone, or something, is at the touch of a button, delivering safety, security and peace of mind in real-time. With the exception of our military products, all of our consumer and enterprise tracking products funnel into the GTX Corp IoT monitoring platform which supports end user customers in over 35 countries. The Company is also in the business of licensing intellectual property and monetizing its patent portfolio.

Overview

As the Company continues to focus on building channels of distribution and expanding its product line of embedded smart wearable tracking devices, Stand-Alone GPS devices, Digital Apps, NFC solutions and government agency human and asset tracking solutions, beginning in the first quarter of 2019 we also started recognizing IP licensing revenues from granting non-exclusive intellectual property licenses to companies that are using or want to use our patented technology in the market place. This new licensing revenue in the quarter ending September 30, 2019 represented approximately 12% of our revenues, which were approximately $39,375 up 215% from the same period in 2018.

The GTX IP portfolio addresses the following core areas: Footwear and wearables, Communication to and from a device to a server and Backend Server process related to people and asset tracking Location-Based Services (“LBS”) and Real-Time Location Systems (“RTLS”).

GTX’s IP portfolio not only supports the Company’s core product lines by creating barriers of entry to competitors but also underscores the Company’s intrinsic value. During the three quarters ending September 30, 2019 the Company and the Inventergy, LLC signed 12 agreements so far this year, starting with four during the first quarter of 2019, two during the second quarter and six in the third quarter, these twelve non-exclusive license agreements generated approximately $732,000 in top line IP licensing income, a 1852% increase over the comparable period in 2018. As we expand and continue negotiations with other companies, we can expect to sign additional agreements this year, however it is important to note there is no way for us to predict outcomes or timelines. Every company we engage moves at its own pace, has different strategies, legal team, budget, etc. IP licensing is also not our core business, it is a business unit we have been cultivating for years and working with different partners such as Inventergy LLC ( INVT) and several different legal teams across the country, all of which contribute to the process, direction, strategy and final decision making.

In addition to a 215% increase in IP licensing in the third quarter, our B2B business, which represented approximately 33% of our total third quarter revenues had an 50% increase over the comparable period in 2018, our military business also had a slight increase over the same period in 2018, we saw an overall 11% increase in total subscribers with a 37% increase in international subscribers compared to the same period in 2018, however our B2C SmartSole sales saw a slight decline of 8% over the same period in 2018. We did not allocate a lot of resources in B2C advertising or social media promotion this quarter which may have been a contributing factor.

Coming off a very strong second quarter, we took the opportunity to invest in our future, by ramping up our NFC development projects, whereby we are integrating our NFC tags with Blockchain technology and started developing a secured, scalable middleware layer that sits in-between our NFC devices and third-party backend platforms. We are now working with several partners that provide various vertical specific Block chain, IoT and AI backend platforms but needed a secure and seamless flow of data from hardware to backend. We expect to begin pilots of our middleware layer in the coming months and launch in early 2020. This middleware lawyer is industry agnostic and is designed to help drive NFC hardware business and other IoT device sales. We also continued testing our Near Field Communication (NFC) Temperature Trackers, which provide real-time temperature sensing and data logging across the supply chain necessary with transportation of perishables; food, drinks, pharmaceuticals and other temperature sensitive products that can be negatively affected by conditions in transit. This is still a new business silo that has not begun generating revenues but we see this new technology as a natural extension into the world of asset tracking, taking us beyond humans to tracking and monitoring of perishable shipments of food, beverages, biopharmaceuticals, live organs and many other temperature sensitive shipments. In addition to temperature sensing we are now looking into NFC tags that can authenticate products, addressing the multibillion dollar worldwide counterfeit market.

We also have begun working on a next generation miniaturized GPS tracking device, utilizing a host of new technologies, including, CatM1, NB-IoT, and enhanced Wifi, and Bluetooth, for better accuracy, faster location requests and less power consumption. This new hardware platform will be small enough to be embedded into our line of wearable technology and offered as a licensed hardware platform as well. We expect to have prototypes by end of year and go into certification and production in 2020. This new hardware platform should enable us to open new markets both in terms of geography and verticals and will help drive our ongoing subscription model. We also expect this platform to be used in our project with Flint Rehab.

During the quarter ending September 30, 2019 we also took the opportunity to start cleaning up our balance sheet, by paying down some long term debt and accounts payable. In addition, as part of an overall plan to lower expenses, we repatriated 36 million shares of management stock which was part of a three-year employee retention plan. All non-vested shares were returned to treasury and thereby reducing quarterly non-cash expense by approximately $90,000. The board is evaluating new less costly employee stock option plans (ESOP) and intends to select a new plan by the end of the year. Adding to our ongoing effort to enhance our balance sheet, the Company did not take on any new convertible debt making this the 4th quarter in a row of no new convertible debt.

On June 27th the Company closed an IP licensing and asset sale transaction with Inpixon (NASDAQ: INPX). As per the agreement the Company deferred $50,000 over a 4-year period for the non-compete clause ($3,125 over 16 quarters) and deferred $184,000 over a 6 month period ($92,000 per each quarter) for the sale and licensing of certain technology and IP. Both those deferred streams of income ($3,125 and $92,000) were recognized in the third quarter.

Results of Operations

The following discussion should be read in conjunction with our interim consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report.

Three Months Ended September 30, 2019 (“Q3 2019”) Compared to the Three Months Ended September 30, 2018 (“Q3 2018”)

	Three Months Ended September 30,
	2019		2018
	$	% of Revenues	$	% of Revenues

Product sales	198,588	58%	132,517	68%
Service income	102,103	30%	50,497	26%
Licensing income	39,375	12%	12,500	6%
Total revenues	340,066	100%	195,514	100%
Cost of products sold	7,727	2%	30,420	16%
Cost of service revenue	8,466	22%	15,510	8%
Cost of licensing revenue	21,342	6%	-	0%
Cost of goods sold	37,535	11%	45,930	23%
Gross profit	302,531	89%	149,584	77%

Operating expenses:
Wages and benefits	150,743	44%	174,047	89%
Professional fees	20,627	6%	108,411	55%
Sales and marketing expenses	3,281	1%	12,008	6%
General and administrative	55,157	16%	82,340	42%
Total operating expenses	229,808	68%	376,806	193%

Profit/(loss) from operations	72,723	21%	(227,222)	-116%

Other expense, net	(329,147)	-97%	(26,596)	-14%
Net profit/(loss)	(256,424)	-75%	(253,818)	-130%

Revenues

Revenues as a whole in Q3 2019 increased by 74% or $144,552 in comparison to Q3 2018, primarily because of the increase in sales related to IP license fee income. Services income increased 102%, which included an increase in professional fees. Product revenues increased in Q3 2019 by 50% or $66,070 over Q3 2018 primarily due to the revenue we received from our military sales. IP licensing income from Inventergy in Q3 2019 continued with 5 licensing and settlement agreement executed.

The Company’s goal is to generate recurring subscription revenues from the use of all of our tracking products.

We had a 37% increase in international subscribers and an 11% increase in total subscribers for Q3 2019 compared to Q3 2018.

Cost of goods sold

Cost of goods sold decreased by 18% or $8,395 during Q3 2019 in comparison to Q3 2018 primarily due to sales to the military and from IP revenues which has lower costs associated with them. The total gross margin increased from 76.51% in Q3 of 2018 to 88.96% in Q3 of 2019 primarily from the high margin sales related to military and IP licensing revenues.

Wages and benefits

Wages and benefits during Q3 2019 decreased by 13% or $23,304 in comparison to Q3 2018, primarily on lower staffing expenses.

Professional fees

Professional fees consist of costs attributable to consultants and contractors who primarily spend their time on legal, accounting, product development, business development, corporate advisory services and investor relations. Such costs decreased $87,784 or 81% during Q3 2019 as compared to Q3 2018, primarily IP transaction legal services, the issuance of non-cash stock-based compensation to advisors, and non-cash related retention bonuses. We expect these costs to decline as a result of the cancellation of the non-vested retention bonus shares.

Sales and marketing expenses

Sales and marketing expenses decreased by 73% or $8,727 during Q3 2019 in comparison to Q3 2018. These costs are expected to ramp up as we begin to launch new products.

General and administrative

General and administrative costs during Q3 2019 decreased by $27,183 or 33% in comparison to Q3 2018 due to a reduction in travel and entertainment expenses, a reduction in D&O insurance and a slight reduction in R&D expenses.

Other expense, net

Other expense, net increased 1138% or $302,551 from Q3 2018 to Q3 2019 primarily as a result of a $518,000 non-cash adjustment to the stock price of marketable securities held for sale. As of September 30, 2019, the Company had $659 in derivative liabilities. Other expense, net also includes interest expenses related to notes.

Net loss

Net loss increased by 1% or $2,606 from Q3 2018 to Q3 2019 primarily as a result of the $518,000 non-cash adjustment to marketable securities, on an operating income basis we recognized a net profit of $302,531.

Nine Months Ended September 30, 2019 (“9 months 2019”) Compared to the Nine Months Ended September 30, 2018 (“9 months 2018”)

	Nine Months Ended September 30,
	2019		2018
	$	% of Revenues	$	% of Revenues

Product sales	302,697	24%	409,677	69%
Service income	250,255	19%	146,647	25%
Licensing income	732,125	57%	37,500	6%
Total revenues	1,285,077	100%	593,824	100%
Cost of products sold	55,871	4%	124,028	21%
Cost of service revenue	41,296	3%	37,380	6%
Cost of licensing revenue	44,487	3%	-	0%
Cost of goods sold	141,654	11%	161,408	27%
Gross profit	1,143,423	89%	432,416	73%

Operating expenses:
Wages and benefits	514,125	40%	559,523	94%
Professional fees	375,858	29%	236,835	40%
Sales and marketing expenses	6,701	1%	35,435	6%
General and administrative	179,269	14%	228,256	39%
Total operating expenses	1,075,953	84%	1,060,049	179%

Income/(loss) from operations	67,470	5%	(627,633)	-106%

Other expense, net	(509,643)	-40%	(625,517)	-105%
Net loss	(442,173)	-34%	(1,253,150)	-211%

Revenues

Revenues as a whole for the 9 months 2019 increased by 116% or $691,253 in comparison to the 9 months 2018, primarily because of the increase in sales related to IP license fee income. Product revenues decreased in the 9 months 2019 by 26% or $106,980 over the 9 months 2018 primarily due to the decrease in revenue we received from our military and Smartsole sales. Service income increased by 71% or $103,608 as a result of increases in professional services and recurring fees. IP licensing revenues increased 1852% or $694,625, with $650,000 from the Inpixon sale and additional IP licensing income from 11 licensing and settlement agreements being executed with Inventergy.

The Company’s goal is to generate recurring subscription revenues from the use of all of our tracking products.

We had a 37% increase in international subscribers and an 11% increase in total subscribers for the 9 months 2019 compared to the 9 months 2018.

Cost of goods sold

Cost of goods sold decreased by 12% or $19,754 during the 9 months 2019 in comparison to the 9 months 2018 primarily due to the costs related to the large increase in sales for higher margin military and IP licensing fees. The total gross margin increased from 73% in the 9 months of 2018 to 89% in the 9 months of 2019 as we had large sales in high margin revenue.

Wages and benefits

Wages and benefits during the 9 months 2019 decreased by 8% or $45,398 in comparison to the 9 months 2018, primarily from non-cash accruals of retention bonus.

Professional fees

Professional fees consist of costs attributable to consultants and contractors who primarily spend their time on legal, accounting, product development, business development, corporate advisory services and investor relations. Such costs increased $139,023 or 59% during the 9 months 2019 as compared to the 9 months 2018, primarily due to IP transaction legal services, the issuance of non-cash stock-based compensation to advisors, and non-cash related retention bonuses. We expect these costs to decline as a result of the cancellation of the non-vested retention bonus shares.

Sales and marketing expenses

Sales and marketing expenses decreased by 81% or $28,734 during the 9 months 2019 in comparison to the 9 months 2018. These costs are expected to ramp up as we begin to launch new products.

General and administrative

General and administrative costs during the 9 months 2019 decreased by $48,987 or 21% in comparison to the 9 months 2018 primarily due to a reduction in travel and entertainment expenses, a reduction in D&O insurance and a slight reduction in R&D expenses.

Other expense, net

Other expense, net decreased 18% or $114,029 from the 9 months 2018 to the 9 months 2019 primarily as a result of not adding any new debt instruments that carry non-cash derivative liabilities or increasing the amortization of debt discounts related to debt financings. As of September 30, 2019, we recognized a reduction of $231,503 in derivative liabilities, leaving the Company a $659 balance in derivative liabilities, and a reduction in amortization expense of $369,355. Other expense, net also includes interest expenses related to notes.

Net loss

Net loss decreased by 65% or $809,132 from the 9 months 2018 to the 9 months 2019 primarily as a result of higher margin sales related to IP licenses and patents, on an operating income basis we recognized a net profit of $67,470.

Liquidity and Capital Resources

As of September 30, 2019, we had $76,221 of cash and cash equivalents, and a working capital deficit of $3,447,782, compared to $69,856 of cash and cash equivalents and a working capital deficit of $3,524,276 as of December 31, 2018. A part of our negative working capital position at September 30, 2019 consisted of $659 of derivative liabilities related to unsecured convertible promissory notes and $1,177,588 related to the principal balance of unsecured convertible promissory notes.

During the nine months ended September 30, 2019, our net loss was $442,173 compared to a net loss of $1,253,150 for the nine months ended September 30, 2018. Net cash used in operating activities for the 9 months 2019 and the 9 months 2018 was $32,885 and $381,644, respectively. Net cash used in operations decreased in the 9 months 2019 as compared to the 9 months 2018 by 91%, primarily due to the net change in non-cash items of $723,990 and the net change in operating assets and liabilities of $545,985.

Net cash provided by financing activities during the nine months ended September 30, 2019 was $39,250 and represents $95,000 in draws upon our lines of credit, a $50,000 term loan and $105,750, in payments on convertible notes and the lines of credit. During the nine months ended September 30, 2018, net cash provided by financing activities was $427,000 and consists of proceeds totaling $485,000 received from advances under a convertible note payable agreement as well as a $58,000 debt reduction payment on a Convertible Note. This reduction of 91% in additional financings is directly related to the Company not relying on convertible notes for financings, and thus, no new convertible notes were issued in the nine months ended September 30, 2019.

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses of $442,173 and $1,253,150 for the period ended September 30, 2019 and 2018, respectively, has incurred losses since inception resulting in an accumulated deficit of $23,265,367 as of September 30, 2019, and has negative working capital of $3,447,782 as of September 30, 2019. A significant part of our negative working capital position at September 30, 2019 consisted of $1,501,588, of amounts due to various accredited investors of the Company for convertible promissory notes, loans and a letter of credit. The Company anticipates further losses in the development of its business. Please see the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2018 for more information regarding risks associated with our business.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits

10.1	Inpixon Promissory Note(1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 2, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTX CORP

Date: November 13, 2019	By:	/s/ ALEX MCKEAN
Alex McKean,
Chief Financial Officer (Principal Financial Officer)

Date: November 13, 2019	By:	/s/ PATRICK BERTAGNA
Patrick Bertagna,
Chief Executive Officer

