Form 10-K
period 2019-12-31
GTX CORP
filed 2020-03-30
CIK 1375793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-53046

GTX Corp

(Exact name of registrant as specified in its charter)

Nevada	98-0493446
(State of incorporation)	(I.R.S. Employer Identification No.)

117 W 9th Street; Suite 1214, Los Angeles, CA 90015	213-489-3019
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of each class registered:	Trading Symbol(s)	Name of each exchange on which registered:
None	GTXO	None

Securities registered under Section 12(g) of the Act:

Common Stock, Par Value $0.0001 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes[  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 30, 2019 was approximately $494,469. At March 30, 2020, there were 80,132,038 shares of the registrant’s common stock outstanding.

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

BUSINESS OVERVIEW & INTRODUCTION

GTX Corp (GTX) is a technology company that owns and operates two wholly owned subsidiaries engaged in the growing multi-billion-dollar location based wearable technology and real-time location systems (“RTLS”) industry. GTX designs, manufactures and sells various interrelated and complementary products and services for the purpose of tracking and monitoring people and high value assets in real time. GTX owns 100% of the issued and outstanding capital stock of its two subsidiaries - Global Trek Xploration, Inc. (“Global Trek Xploration”) and LOCiMOBILE, Inc. (“LOCiMOBILE”). The two subsidiaries operate in various interrelated sectors of real-time location systems (“RTLS”) and the wearable technology industry. Through these subsidiaries, GTX Corp is engaged in the design, development, manufacturing, distribution, sales and support of related products and services, for the consumer, enterprise and military. Utilizing GPS, cellular, Bluetooth Low Energy (“BLE”), Near Field Communications (“NFC”), Radio Frequency (“RF”), and WiFi technologies through a proprietary enterprise monitoring platform and licensing subscription business model, the Company offers a complete end to end solution of hardware, middleware, apps, connectivity, and professional services that can track and monitor people or assets at the touch of a button in real-time. In addition to selling products and monthly service subscriptions, the Company also generates revenues through licensing its technology and intellectual property.

Global Trek Xploration was founded in 2002, and as part of a reverse merger became publicly traded in 2008, as a 100% wholly owned subsidiary of GTX Corp (OTC: GTXO), which operates out of Los Angeles, California, with distributors and customers across the globe in over 35 countries. GTX’s, patented, comprehensive, end-to-end hardware, software and middleware platform delivers tracking and monitoring solutions in vertical niche markets worldwide. We answer the “where is” question: such as, where is my mother, child, employee, soldier, pet, drone, rifle, artwork, or other high value assets, through its proprietary IoT (“Internet of Things”) enterprise platform.

Since inception, GTX has developed and commercially launched numerous products, including, our GPS Smart Shoes, SmartSoles, Bluetooth Low Energy (“BLE”) SmartSoles, hand-held GPS tracking devices, a proprietary custom military personnel and asset tracking solution, a weapons tracker, pet tracker, infant tracker and more than 20 smartphone and tablet Apps, all supported by our hosted and scalable backend monitoring platform and intellectual property portfolio. The Company has multiple lines of business units comprising of our core wearable tech SmartSole line, Military, OEM and professional services, mobile and digital, Near field Communications (NFC) asset tracking and intellectual property licensing. The business units generate various revenue streams, such as product sales, recurring subscriptions, software and intellectual property (IP) licensing, fees for custom hardware and software development, professional consulting, and support and maintenance services. Many of our products are protected by GTX’s IP portfolio of issued patents, licensed patents, patents pending, registered trademarks, copyrights, URLs and a library of proprietary hardware designs and software.

BUSINESS UNITS

1)	Wearable Technology - Our SmartSole line of wearable footwear technology is designed for people with cognitive memory disorders, such as Alzheimer’s, dementia, autism and traumatic brain injury (“TBI”). Currently that number is estimated at 100 million worldwide and expected to reach 277 million by 2050. Typically, these people tend to wander and require some wander guard technology and remote oversight. The SmartSoles are comfortable orthotic insoles embedded with a GPS and cellular tracking module, so that a caregiver can know in real time where a loved one is at the touch of a button from any smartphone or computer. Approximately 9 million people in the U.S. and over 100 million worldwide are affected with some sort of cognitive memory disorder.

2)	Military and Custom Development - for tracking military personnel, and high value assets, such as drones, small light weight cargo, and other high value mobile assets that require our robust, small footprint and low power consumption hardware platform.

3)	Mobile Apps – mobile and digital for the work force, such as salespersons, journalists, electricians, plumbers, food delivery, property management agents, cleaning services and other industries that require knowing the whereabouts of an employee or contractor in real time but that don’t want to invest in costly GPS devices, instead would rather leverage a user’s smartphone.

4)	IP licensing- many of our patents were issued over 10 years ago and have garnered interest within the tech community. GTX is currently engaged in a licensing and monetization campaign. Over 150 companies that could potentially license some or all our IP have been identified.

5)	Short Range and Logistics – our BLE and NFC technology for tracking people in designated areas, such as seniors in assisted living communities or valuable assets across the supply chain, such as expensive wines, foods or pharmaceuticals. BLE - Bluetooth Low Energy and NFC – Near Field Communication are a short-range wireless technology that triggers data exchange from one device to another. The chip is about the size of a nickel and can be attached, embedded, sewn, glued, embroidered and even ironed on or otherwise affixed to just about any person or product, including print materials, packaging and wearables.

CORPORATE STRATEGY

Management’s corporate strategy is to continue to build and develop GTX as a technology company that provides turnkey solutions for the consumer, enterprise and government in the field of tracking and monitoring people and high value assets. Most of the GTX product lines are sold with a monthly, quarterly or annual subscription service plan or licensing fees ranging from $2.00 to $35.00, per month per monitored asset. In addition to product sales and recurring service fees, the Company also generates revenues through software and IP licensing. Many of our patents have filing dates going back to 2004, 2005 and 2006 and still have open continuations. Our legal team is constantly identifying new companies that are a potential licensee candidate. Since the start of our licensing campaign we have identified over 150 potential companies and signed 14 agreements throughout 2019, ranging from the low five figures to the mid six figures.

As part of our long-term growth strategy we are focused on launching new products, adding new subscribers and signing new licensing agreements so that we can build a steady base of recurring revenues. Product sales and building out our patent portfolio are the key drivers for growth. The more products we develop and sell the more subscribers we bring onboard. And, as our patent portfolio grows and evolves so do our licensing opportunities. To date we have built a network of strategic partners, a robust technology platform of proprietary hardware and software and a growing intellectual property (IP) portfolio. The GTX product lines of embedded smart wearable GPS devices, Stand-Alone GPS devices, Digital Apps, BLE/NFC solution and encrypted RF military personnel and asset tracking solutions are sold both direct to consumer (“B2C”) and business to business (“B2B”) and direct to the Military, through our global network of resellers, affiliates, distributors, non-profit organizations, government agencies, police departments, manufacturers reps and retailers. The Company has been ramping up its product distribution and sales channels and, as of December 31, 2019, the Company had live units in the field and / or paying subscribers in over 35 countries, with well-established customers and distributors in Canada, Mexico, Europe, Latin America, Asia, the Middle East and Africa. In the U.S. the Company sells direct to the consumer through its online ecommerce platform, a host of retailers and resellers along with hundreds of online affiliates. The Company also manages direct B2B enterprise and government sales through its business development team and advisors. The B2B initiatives comprise of supporting existing distributors along with bringing on new distributors, working with U.S. and Foreign Military agencies, to support existing business and secure new business, and domestically to work with local, state and federal agencies in order to acquire reimbursement codes for its line of SmartSoles. To date GTX has been issued a vendor number for reimbursement in 11 U.S. states and internationally in Canada, Norway, Sweden and in the U.K. the National Health Services (“NHS”) began conducting regional pilots for the wander assistive GPS SmartSoles, in urban centers with high populations of seniors afflicted with dementia. Under these reimbursement programs, the SmartSoles are either partially (50% to 60%) or sometimes up to (100% including the monthly subscriptions) paid for or subsidized by the local, state or federal agencies. We have also applied for grants and private insurance reimbursement along with other health and municipal services in several other countries. Where granted, the subsidies lower the cost of acquiring and owning our tracking products, which can result in an increase in customers and revenues.

INDUSTRY OVERVIEW

Smart wearable technology is becoming ubiquitous and it is starting to find its way into all parts of the global society. Miniature electronic devices that are worn by a person, commonly referred to as wearables, are continuing on a strong upward trajectory evident by the likes of Nike, Garmin, Google, Samsung, Apple, Verizon and a host of other fortune 100 companies that have entered into this space. Wearable Technology is on the rise in personal fitness, wellness, healthcare and business use. CCS Insight (a provider of market information, data analysis and market intelligence) recently updated its outlook on the future of wearable tech, indicating that 411 million smart wearable devices, worth a staggering $34 billion, will be sold in 2020. And according to IDC, which recently reported that the global wearables market grew 31.4 percent during the fourth quarter of 2018, reaching a new high. Moreover, year-end 2018 shipments totaled an impressive 172.2 million units, up 27.5 percent from 135 million shipments in 2017.

Location-Based Services (LBS) and Real-Time Location Systems (RTLS), published by Markets and Markets, are expected to grow from USD 16.0 billion in 2019 to USD 40.0 billion by 2024, at a Compound Annual Growth Rate (“CAGR”) of 20.1%. This growth will be fueled because it is now possible for a network of physical objects (humans, vehicles, buildings, infrastructure, equipment of all shapes and types) to collect and exchange data and to communicate and work together. This enables devices, sensors and systems to operate autonomously in pursuit of goals and objectives set by the human architects of the system. We believe that accurately identifying the location of a person or assets in real time will be a key driver in many applications for the consumer, enterprise and government sectors.

The Caregiving Innovation Frontiers (“CIF”) study by the Longevity Network, used analysis and research from Parks Associates found that an estimated 117 million Americans will need assistance of some kind by 2020, but the number of unpaid caregivers is only expected to reach 45 million in the same year. This demand represents a $279 billion revenue opportunity over the next four years across six different business areas identified in the study, with 80% of spending being out-of-pocket costs. Technology solutions and remote health monitoring systems that enable family caregivers to monitor the location of elderly persons could provide key relief, according to the report. The CIF report outlined six areas for business opportunities, with huge potential for revenue grabs. Technology represents an opportunity across all the service areas, according to the Association of American Retired Persons (AARP). Most family caregivers (67% of them) want to use technology to monitor their loved one’s health and safety, but only about 10% are doing so right now, leaving a lot of room for growth.

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

The rising need for real-time location systems (RTLS) and wearable location-based services (LBS) is influenced by several factors, among them:

●	Universal awareness and expanding penetration of GPS enabled mobile smartphones & tablets (estimated 2 billion devices).
●	Personal and asset security concerns affecting a greater portion of the population. This includes the increased awareness related to global terrorism, active shootings, natural disasters and general unrest.
●	Increasing numbers of elderly or memory impaired (Alzheimer’s, dementia, autism, etc. approximately 9 million in U.S. and according to the World Health Organization who estimates that Alzheimer’s will reach 135 million worldwide by 2050).
●	Corporations needing to manage worker productivity, efficiency and logistics.
●	Government agencies, law enforcement and military need to track personnel and assets.
●	Massive lifestyle adoption of location-based advertising and social networking.

GTX Management believes that more and more consumers, enterprises and government agencies are realizing the importance of using tracking and monitoring information technology. The technology growth story has long focused on the consumer, but as enterprises in every industry sector, including the government sector, look to technology to facilitate and transform their own operations, the opportunities for technology companies have broadened considerably. The following information illustrates the ways in which various tech markets are expected to grow.

The LBS and RTLS market has grown considerably over the past few years and is expected to grow further with increasing portable personal digital assistant (“PDA”) based e-commerce. The overall market is expected to grow from $15.04 billion in 2016 to $77.84 billion by 2021, at a CAGR of 38.9%.

CORPORATE STRUCTURE

GTX Corp is a Nevada corporation which operates two 100% wholly owned subsidiaries Global Trek Xploration, Inc. and LOCiMobile, Inc.

Global Trek Xploration is a California corporation which engages in the business of, design, development, manufacturing and sales of Global Positioning Satellite (“GPS”), Cellular, Radio Frequency (“RF”) Near Field Communications (“NFC”) WiFi and Bluetooth low energy (“BLE”) monitoring and tracking solutions. GTX is vertically integrated and provides hardware, software and connectivity, delivering a location-based platform that enables subscribers to track in real time the whereabouts of people, or high valued assets. Our proprietary GPS devices, which consist of a miniature quad-band General Packet Radio Service (“GPRS”) transceiver, custom antenna, circuitry, battery and inductive charging pad can be customized and integrated into numerous form factors. The finished products are then placed or worn so that their location and movement can be monitored in real time over the Internet through our 24x7 tracking portal or on a web-enabled cellular telephone. The tracking portal is fully scalable and has been licensed to several partners both in the U.S. and internationally. It is a secure platform equipped with a database, application-programming interface (“API”) for custom integration, and communication SMS gateway software and hardware. Subscriber internet communications are routed through GTX’s proprietary, fault-tolerant, carrier-class, and application-specific interface software. Our Location Data Center services are also offered to non-Global Trek Xploration products and hardware systems (i.e. handsets and personal electronics) of major electronics manufacturers through the offer and sale of exclusive licenses (either geographical, regional or product categories).

Markets that Global Trek Xploration is currently in, or is exploring, include:

●	Families with members who have Alzheimer’s and or dementia, including developmentally challenged adults;
●	Elder care support, life-style management and e-health applications;
●	Adults and children with cognitive disorders such as Autism and TBI;
●	High value asset tracking and location capability of drones, bikes, motorcycles, containers, luggage, artwork and other valuable assets that require monitoring or tracking;
●	Mobile work force;
●	Security for high-level executives, field workers, first responders, journalists, government employees;
●	Military and law enforcement;
●	Biometrics, health, safety and wellness; and
●	Accessories and peripherals.

LOCiMOBILE, Inc., our other 100% wholly owned subsidiary, is a Nevada based corporation which developed and owns a suite of mobile tracking applications (“Apps”) that turn the latest Smartphones and tablets such as iPhone®, iPad, Google Android and other GPS enabled handsets into a tracking and location based real-time tracking device which can be viewed through our tracking portal or on any connected device with internet access. Additionally, we have released our newest enterprise App, Track My Work Force, which allows employers to easily track and monitor employees, drivers, sales reps, and more using their Smartphone, tablet or any wireless devices. The Company continues to rollout new and innovative products which will include a series of applications that will be geared for the enterprise user, by offering “private label” versions of our popular consumer Apps to companies looking for a more personalized and secure methods of keeping track of their employees. Our roadmap also consists of additional applications for the iPad, other tablets, TV’s, and more applications for the iPhone and Google Android operating systems. Our goal is to expand our user base community, increase the value of our brand, and generate revenues from App sales, monthly subscriptions and advertising.

PRODUCTS and SERVICES

●	GPS SmartSole – a wearable orthotic insole GPS tracking, monitoring and recovery solution for those at risk of wandering due to Alzheimer’s, dementia and autism.
●	Take Along Tracker 4G – a miniature tracking and SOS device that allows for GPS capabilities, plus 2G, 3G, GSM, data and voice as well as a 3-way motion sensor.
●	Track My Workforce – a mobile app allowing employers to monitor mobile employees like drivers and sales representatives through their Smartphone.
●	Sole Protector for GPS Smartsole – created specifically for the GPS SmartSole® in order to boost longevity, hygiene, covertness, protection and comfort. Extends the life of the SmartSole with increased shock absorption and water resistance.
●	Take Along Friends & the Invisabelt - A GPS cellular tracking and monitoring device for young children and toddlers.
●	GPSS (ground personnel safety system) - A proprietary real-real time GPS BLE and NFC monitoring system.
●	VeriTap - an NFC tag and middleware application designed to monitor logistics and assets in the supply chain.

CUSTOMERS

The Company, along with its international distributors, services thousands of consumers, hundreds of businesses, and dozens of local, state and federal government agencies, across 35 countries. GTX also sells products and services to the U.S. Military and law enforcement agencies and is an approved government contractor. Other GTX customers include public health authorities, municipalities and Universities, in the U.S., Canada and across Europe. GTX also has a vendor number in 11 U.S. States and sells to local and state agencies supported by Medicare and Medicaid. Other customers range from retailers, healthcare facilities, private schools, assisted living facilities, NGOs, small business enterprises, senior care homes, and security companies. The Company also has several branded products and sells direct to the consumer.

INTELECTUAL PROPERTY

GTX’s IP portfolio not only supports the Company’s core product lines by creating barriers of entry to competitors, but also underscores the Company’s intrinsic value and generates revenues from out bound licensing. Our early investment in IP dates back to 2002 and demonstrates GTX’s commitment to developing innovative technology in the growing wearable GPS, LBS and RTLS space. The GTX IP portfolio underpins its business and provides support across all its business units. The portfolio addresses three core areas: Footwear, Communication and Backend Server Processes and as of December 31, 2019 we had twenty-four (24) patents and several trademark registrations. These include nineteen (19) issued U.S. utility patents, two (2) issued U.S. design patents, and three (3) other pending U.S. utility patent applications. We also have three (3) issued foreign national patents which include one (1) Canadian utility patent and two (2) Mexican utility patents. We also have one (1) pending European foreign national patent application based on our U.S. filings. In addition to the five (5) comm protocol’s (program-to-program communications access methods), which falls under GTX U.S. Patent 8,760,286, commonly referred to as the 286 GTX patent family, GTX also has several patents on the device side and server side. The three (3) pronged IP protection approach (device, communication and server) is part of the overall intellectual property strategy protecting all aspects of the GTX enterprise and value of its hardware and platform.

GTX also has under license two (2) U.S. patent and twenty-one (21) foreign patents. Included under the IP portfolio GTX has U.S. trademark registrations including, but not limited to, registrations for the marks “LOCi” and “LOCIMOBILE.” In addition, another U.S. trademark application for “GPS SMART SOLE SATELLITE MONITORING AND REALTIME TRACKING”, “GTX CORP”, and “WITH YOU”.

As part of our outbound IP licensing monetization campaign in June 2016 we signed a revenue share monetization agreement with Inventergy Innovations, LLC (“Inventergy”), a subsidiary of Inventergy Global, Inc. (NASDAQ: INVT). Inventergy engaged a highly experienced IP litigation law firm, Cotman IP Law Group in order to support our outbound IP monetization and licensing efforts. Since our portfolio extends beyond our core footwear patents and into areas such as GPS watches, fitness wearables that track location, hand-held GPS devices, tracking apps on Smartphones, standalone GPS tracking devices and location based platforms in general, which represents a very sizable addressable market and due to the large size and scope of this market, the process of identifying potential licensee’s, formulating a strategy and the negotiations or litigation required a lot of time and resources, hence why we brought in a partner. Due to the confidentiality nature of these negotiations and legal proceedings both current and in the future, Inventergy and GTX are limited in making public announcements and usually bound to confidentiality agreements. We will however, be disclosing whatever information we can in our periodic reports. Furthering our current IP monetization strategy, GTX is also exploring licensing some of its other patents that are not part of the Invenergy agreement. This is still in an early phase with only a few exploratory conversations that have taken place so far.

YEAR IN REVIEW

2019 was a transformative year for GTX Corp. We launched several new GPS tracking products, expanded our military business, added 2 new patents to our IP portfolio, signed 14 outbound IP licensing agreements, increased our R&D and started working on a 4G CatM1 NB-IoT SmartSole. We also entered into the logistics tracking business utilizing NFC and Blockchain technology, increased our overall subscriber base by 36%, and our revenues by 118%, took on no new convertible debt and reduced our outstanding debt and long term liabilities by approximately $151,000.

During 2019, the Company also continued expanding its B2B sales channels internationally and domestically, signed up new distributors, began new pilot programs, tested and launched new products, explored new business opportunities, and further advanced its work with George Mason University under their Phase II Machine Learning Wandering Prediction Research Grant. We did however, put our biometric project on hold with Flint Rehab as the grant funding did not come in by the end of the year as had been expected. We do plan to revisit this project once we complete the development of our new 4G CatM1 board, which will be part of our next generation miniaturized GPS tracking device platform. The board will utilize a host of new technologies, including, CatM1, NB-IoT, and enhanced Wifi, and Bluetooth, for better accuracy, faster location requests and less power consumption. This new hardware platform will be small enough to be embedded into our line of wearable technology and offered as a licensed hardware platform as well. We expect to have prototypes and go into certification and production in early second quarter of 2020. This new hardware platform should enable us to open new markets both in terms of geography, such as Japan, Korea and parts of Asia along with new vertical markets that will help drive our ongoing subscription model.

Throughout 2019, the Company and Inventergy signed 14 licensing agreements, which generated approximately $763,000 in IP licensing revenue, resulting in a 1,426% increase over the comparable period in 2018. As we expand the campaign and continue negotiations with other companies, we expect to sign additional agreements throughout 2020, however it is important to note there is no way for us to predict the timing or amount of these agreements. Every company we engage moves at its own pace, has different strategies, legal teams, budgets, etc. Even though in 2019 IP licensing represented a significant percentage of our revenues, IP licensing is still not considered part of our core business; it is a business unit we have been cultivating for three years and showing steady growth, however we work with different partners and stakeholders, such as Inventergy, and the several different legal teams across the country, all of which contribute to the direction, strategy and final decision process, making the projected revenue and outcome unpredictable.

On June 27th the Company closed an IP licensing agreement and asset sale transaction with Inpixon (NASDAQ: INPX) in the amount of $884,000, of which $250,000 was paid in cash and $634,000 was paid in marketable securities. As per the allocation schedule in the agreement, the Company is deferring $50,000 over a four year period for the non-compete clause ($3,125 over 16 quarters). This was the largest IP transaction GTX closed since 2016 when we closed the Inventergy transaction, which was also a NASDAQ company. Over the past three years we have closed multiple agreements and 2019 was by far our best year in terms of number of deals closed and dollars collected. Our IP business unit is growing, and we are optimistic for the future, but again we want to emphasize this is an unpredictable revenue stream and our focus remains on building a sustainable revenue stream through product sales and recurring subscriptions.

The Inpixon transaction has led to subsequent cross licensing for product sales, some consulting services that GTX has provided, and opened the door for continued cross collaboration for building and selling solutions across multiple verticals. GTX and the Inpixon team meet frequently to discuss and explore business opportunities that are mutually beneficial.

Even though overall subscriptions were up 36% for the year, this number along with product sales were lower than expected due to most of the cellular providers worldwide transitioned to 4G and 5G shutting down 2G and 3G in many parts of the world. Even though we had been planning for this and some of our customers were not affected, a technology overhaul of this magnitude did create some disruption in our business flow. Most of our distributors stopped placing new orders in the 4th quarter in order for them to sell out of their existing inventory ahead of receiving new inventory from us. And this had an impact on our B2C business as consumers were experiencing connectivity issues in certain geographical areas and suspended their subscriptions. In spite of these temporary setbacks we still had a positive year with moderate growth on the product and subscription side.

Throughout 2019, GTX delivered orders to Edwards Air Force base and was under contract to provide replacement parts and equipment along with support and maintenance services. We successfully delivered to Hill Airforce Base and began the process to service the Sri Lanka Ministry of Defense. Government and military business is intensely complex, competitive, unpredictable and subject to rapid change. We compete with a large number of diverse companies attempting to enter or expand their presence in the market. This landscape creates a challenging environment for GTX, however we believe that due to the innovative functionality of our products, our many years of experience in GPS real time tracking systems and our IP, we should be able to somewhat successfully compete, and we expect to see continued military activity throughout 2020. Even though at this time we do not represent a significant presence in this market, it is a market sector that we are actively pursuing and, as a result of having been awarded several military contracts and being an approved U.S. military contractor, we have begun dialogue with Military branches from foreign countries. The process is slow and there is a tremendous amount of bureaucracy to get through along with language and cultural barriers, but we are starting to make progress, and expect to begin receiving orders in 2020.

Beginning in the second half of 2019, we also took the opportunity to start cleaning up our balance sheet, by paying down some long-term debt and accounts payable. In addition, as part of an overall plan to lower expenses, we repatriated 36 million shares of management stock which was part of a three-year employee retention plan. All non-vested shares were returned to treasury and thereby reducing quarterly non-cash expense by approximately $90,000. The board of directors is evaluating new less costly employee stock option plans (ESOP) and intends to select a new plan in 2020. Adding to our ongoing effort to enhance our balance sheet, the Company did not take on any new convertible debt throughout 2020.

TECHNOLOGY

GTX has developed a “carrier-class” architecture and hosts the servers in a facility Data Center (reliable to 99.999%). The local service center runs on redundant off-the-shelf servers. This enables cost-efficient expansion, without the need for application code changes.

Our current location tracking product design utilizes quad-band GSM/GPRS telephony chip sets and can be adapted to the prevalent GSM/GPRS wireless technologies. Our modules utilize advanced “weak signal server-enhanced” technology which provide rapid location identification. Each module is programmed with a unique identification number and uses standard cellular frequencies to communicate its location. The module is also programmed with a unique subscriber identification number allowing each owner to subscribe to different services.

We continue to modify and upgrade our modules for our SmartSoles and other GPS tracking products. The production and roll-out of version 2.5 of our SmartSole product is expected to be a benefit because, unlike the earlier versions, we will no longer have to custom make SmartSoles for our international distributors,so our manufacturing cost and time lines are reduced, and we have more flexibility to timely meet our customers’ requirements. Also, we now can bill for data charges in over 100 countries, thereby increasing our potential markets. The ability to produce a product that can be delivered to foreign market without customization and to bill for data charges in additional countries will enable us to increase our RPS (revenue per subscriber). Our core tracking products (SmartSole, Take-Along-Tracker, OEM modules and Track my Work Force App) are supported by the existing infrastructure for the worldwide cell network that provides coverage throughout the United States, Canada, Mexico and numerous other countries that operate on the global GSM Wireless networks. Our personal locator modules have the ability to operate on the networks of 290 carriers in over 210 countries.

STRATEGIC RELATIONSHIPS and LICENSING

We offer location-based hardware and/or IoT data monitoring platform to third parties for the sale and distribution of location-based products/services in various vertical markets. We begin the process by entering into a platform test agreement or pilot program with a potential partner with the intent to transition into a long-term relationship. By establishing and building partnerships, through licensing agreements, OEM, and carrier relationships, we facilitate efficient entry into new markets leveraging each third parties core competencies. We enhance the value of our distribution channels by aligning our sales and marketing efforts with strategic partners, including co-branding, distribution and marketing with telecommunication companies, wireless carriers, national retailers and major consumer branded companies. We can customize our products into different form factors for the specific needs of customers. To date, the Company has created custom solutions for the monitoring of seniors with cognitive memory disorders by installing the GPS device into specially designed shoes and insoles; the monitoring of children by installing the GPS device into specially designed toys, belts, insoles and backpacks; and the monitoring of various high value assets such as drones, long guns and other mobile assets.

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

The Company continues to engage in new pilot programs domestically and internationally with these pilot programs being conducted by assisted living facilities, Government and Municipal agencies, Police departments, health organizations, retailers, distributors, universities, non-profits, special needs schools and independent sales organizations. The pilot programs generally last 2 to 4 months with a constant rotation of some pilots converting to commercial rollouts and new pilots coming in.

RESEARCH and DEVELOPMENT

As an emerging tech company our long-term growth is predicated on making investments in R&D and Intellectual Property. This year we took the opportunity to invest in our future, by ramping up NFC, BLE and 4G development projects. We are integrating our NFC tags with Blockchain technology and started developing a secured, scalable middleware layer that sits in-between our NFC devices and third-party backend platforms. We started working with several partners that provide various vertical specific Block chain, IoT and AI backend platforms but needed a secure and seamless flow of data from hardware to backend. This middleware lawyer is industry agnostic and is designed to help drive NFC hardware business and other IoT device sales. We also continued testing our Near Field Communication (NFC) Temperature Trackers, which provide real-time temperature sensing and data logging across the supply chain necessary with transportation of perishables; food, drinks, pharmaceuticals and other temperature sensitive products that can be negatively affected by conditions in transit. This is still a new business silo that has not begun generating revenues but we see this new technology as a natural extension into the world of asset tracking, taking us beyond humans to tracking and monitoring of perishable shipments of food, beverages, biopharmaceuticals, live organs and many other temperature sensitive shipments. In addition to temperature sensing we are now looking into NFC tags that can authenticate products, addressing the multibillion dollar worldwide counterfeit market.

GROWTH STRATEGY

We have developed a multi-prong business model approach; business-to-business (B2B), business-to-consumer (B2C), Government and Military sales, and licensing of our technology and IP. We have successfully proven out all our models in a small scale. With B2C, once we can hit critical mass with lower pricing, we will expand into the mass consumer markets. With B2B our strategy is to establish more partners and relationships with key industry leaders who will embed our technology into their products to sell to their established customer base. In addition, we plan to continue working with the Military both in the U.S. and abroad. Lastly, we plan to continue to identify companies that can license our IP. This approach requires time and capital to grow, however it is also diversified so that all our eggs are not in one basket and once scaled can show rapid growth. As a small and underfinanced company, we have managed to prove out these 4 models, they are all in play, we sell products everyday B2C, we have over a dozen distributors across the world, we have delivered several orders to the U.S. military and we have collected hundreds of thousands of dollars from IP licensing so far. Management believes that once we have the resources to scale any of these models or all of them, we can expect to see steady and sustainable growth.

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

There are numerous competitors for GPS products in general, and for our LOCiMOBILE® smart phone applications, including Location Based Technologies, Inc., Google Latitude, Foursquare, Trimble Navigation, Inc., Brick House Security, Verizon, and Trackimo, Inc. Many of our competitors are better financed than we are and/or have greater marketing and scientific resources than we can provide. We are also aware of a number of domestic and foreign competitors that offer much lower quality products in order to gain market share. The U.S. Government systems integration business is intensely competitive and subject to rapid change due to new requirements and budget allocation. We compete with a large number of military suppliers and other large and diverse companies attempting to enter or expand their presence in the U.S. Government market. Many of the existing and potential competitors have greater financial, operating and technological resources than we have. The competitive environment may require us to make changes in our pricing, services or marketing. The competitive bidding process involves substantial costs and a number of risks, including significant cost and managerial time to prepare bids and proposals for contracts that may not be awarded to us, or that may be awarded, but for which we do not receive meaningful revenues. Accordingly, our success depends on our ability to develop services and products that address changing needs and to provide people and technology needed to deliver these services and products. In the government services sector our competition includes large systems integrators and defense contractors. Some of these competitors include global defense and IT service companies such as, Northrop Grumman and Raytheon. However so far being small and nibble along with our ability to deliver product and services, quickly, at a fair market price and customize products on demand, have been to our advantage, over many larger competitors.

EMPLOYEES AND CONSULTANTS

As of December 31, 2019, the Company had nine full-time and part-time employees along with five commission-based sales personnel. Any selling, marketing, technical, IT and/or software development work that is not handled by our employees, advisors, or sales personnel, is outsourced to qualified contractors and consultants. The Company has over a dozen active outside consultants and contractors which are hired on an as needed basis.

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

As of December 31, 2019, we had a working capital deficit of $3,630,942 and an accumulated deficit of $23,559,519. In addition, for the year ended December 31, 2019, we had a loss of $586,325. Revenues generated from our current operations are not sufficient to pay our on-going operating expenses. In addition to product and services sales, our working capital needs in 2019 were partially funded by the $763,000 of licensing income that we received from our LLC partnership with Inventergy Innovations and the Inpixon transaction, a term loan for $50,000, the sale of our preferred securities as part of a Securities Purchase Agreement (“SPA”) for $150,000 and drawing down $105,000 on our Lines of Credit. Therefore, we continue to obtain additional funding from the sale of our securities or from strategic transactions in order to fund our current level of operations.

Aside from continuing these loan transactions, we have not identified the sources for additional financing that we may require, and we do not have commitments from third parties to continue to provide this financing. Being a micro-cap stock, certain investors may be unwilling to invest in our securities. There is no assurance that sufficient funding through a financing will be available to us at acceptable terms or at all. Historically, we have raised capital through the issuance of convertible debt securities or straight equity securities. However, given the risks associated with our business, the risks associated with our common stock, the worldwide financial uncertainty that has affected the capital markets, and our status as a small, unknown public company, we expect in the near future, we will have a great deal of difficulty raising capital through traditional financing sources. Therefore, we cannot guarantee that we will be able to raise capital, or if we are able to raise capital, that such capital will be in the amounts needed. Our failure to raise capital, when needed, and in sufficient amounts, will severely impact our ability to continue to develop our business as planned. In addition, if we are unable to obtain funding as, and when needed, we may have to further reduce and/or cease our future operations. Any additional funding that we obtain in an equity or convertible debt financing is likely to reduce the percentage ownership of the company held by our existing security holders.

Based on the above factors, our auditors have concluded that there is substantial doubt as to our ability to continue as a going concern.

There is substantial doubt about the entity’s ability to continue as a going concern.

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses of $586,325 and $1,758,182 for the years ended December 31, 2019 and 2018, respectively, has incurred losses since inception resulting in an accumulated deficit of $23,559,519 as of December 31, 2019, and has negative working capital of $3,630,942 as of December 31, 2019. A significant part of our negative working capital position at December 31, 2019 consisted of $1,407,278, of amounts due to various accredited investors of the Company for convertible promissory notes, loans and a letter of credit. The Company anticipates further losses in the development of its business.

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

We currently have a working capital deficit and our current and projected revenues are not sufficient to fund our anticipated operating needs. We have reported net losses of $586,325 and $1,758,182 for the years ended December 31, 2019 and 2018, respectively. While we anticipate that revenues will increase in 2020, unless our sales increase substantially in the near future, we will continue to incur net losses in the near term, and we may never be able to achieve profitability. In order to achieve profitable operations, we need to significantly increase our revenues from the sales of product, subscriptions and licensing fees. We cannot be certain that our business will ever be successful or that we will generate significant revenues and become profitable. As a result, an investment in our company is highly speculative and no assurance can be given that our business model will be successful and, therefore, that our stockholders will realize any return on their investment or that they will not lose their entire investment.

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

Our projected revenues in 2020 rely on the scaling of the GPS and BLE SmartSole®, adding subscribers, increasing our military business, growing our OEM and IP monetization business.

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

As of March 30, 2020, our executive officers and directors, in the aggregate, beneficially own shares representing approximately 1.18% of our common stock. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination. On matters submitted to our stockholders for approval, holders of our common stock are entitled to one vote per share. If our executive officers and directors choose to act together, they would have significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these individuals, if they chose to act together, would have significant influence on the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

As of December 31, 2019, we had short term convertible notes with outstanding principal balances totaling $1,099,278 and during the first quarter of 2020 we did not enter into any additional short term convertible notes all of which can potentially be convertible into shares of the Company’s common stock at prices less than the then-prevailing market price. The lenders for these convertible notes have a financial incentive to convert the notes and realize the profit equal to the difference between the conversion price and the market price. If the convertible notes are converted, the price of our common stock could decrease. See further discussion regarding the conversion features of our convertible debentures in footnote 8 of our Financial Statements included herein.

During 2019, we converted notes payable with principal balances of approximately $158,105 owed to various investors into 37,606,359 shares of our common stock. Our average market price during 2019 was $0.01133 per share. Although our goal is to limit future issuances of such convertible notes, no assurance can be given that we will not have to raise funds from these types of investments in the future.

Our common stock is thinly traded and the price of our common stock may be negatively impacted by factors that are unrelated to our operations.

Our common stock is currently quoted on the OTCBB. Trading of our stock through the OTCBB is frequently thin and highly volatile. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our business objectives, trading volume in our common stock, changes in general conditions in the economy and the financial markets, or other developments which affect us or our industry. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

When we issue additional shares in the future, it will likely result in the dilution of our existing stockholders.

Our articles of incorporation authorizes the issuance of up to 2,071,000,000 shares of common stock with a $0.0001 par value, of which 71,419,795 common shares were issued and outstanding as of December 31, 2019 (we also are authorized to issue 10,000,000 preferred shares with a par value of $0.0001, 1,000,000 of which have been issued and are outstanding Series-A, and 1,500 of which have been issued and outstanding Series-B). From time to time we may increase the number of shares available for issuance in connection with our equity compensation plans. Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of preferred stock and may choose to issue some or all of such shares to provide additional financing or acquire more businesses in the future.

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

Our common stock is currently quoted on the OTCBB under the symbol “GTXO.” Since our common stock is not listed on a national securities exchange, if the trading price of our common stock remains below $5.00 per share, trading in our common stock will be subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-national securities exchange equity security that has a market price of less than $5.00 per share, subject to certain exceptions). The additional burdens imposed upon broker-dealers could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and the ability of holders of the common stock to sell their shares.

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

We have executive, administrative and operating offices at 117 W 9th Street, Suite 1214, Los Angeles, California 90015. Our office space is approximately 1,600 square feet and consists of executive and administrative work space for a base rent of $1,710 per month, on a month-to-month basis.

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

Market Information. Our common stock is quoted on the over-the-counter market on the OTCBB trading platform under the symbol “GTXO.” The following table sets forth the high and low sale prices for our common stock on the OTCBB for the periods indicated. The quotations below reflect inter-dealer prices, without retail mark-up, mark down, or commission, and may not necessarily represent actual transactions:

	Year Ended
	December 31, 2019
	High	Low
Quarter ended March 31, 2019	$0.0242	$0.0087
Quarter ended June 30, 2019	$0.0298	$0.008
Quarter ended September 30, 2019	$0.016	$0.0035
Quarter ended December 31, 2019	$0.0115	$0.0043

	Year Ended
	December 31, 2019
	High	Low
Quarter ended March 31, 2018	$0.005	$0.0024
Quarter ended June 30, 2018	$0.0038	$0.0015
Quarter ended September 30, 2018	$0.0989	$0.0014
Quarter ended December 31, 2018	$0.045	$0.008

Holders of Record. As of December 31, 2019, an aggregate of 71,419,795 shares of our common stock were issued and outstanding and were owned by approximately 271 holders of record, based on information provided by our transfer agent. The foregoing number of record holders does not include an unknown number of stockholders who hold their stock in “street name.”

Recent Sales of Unregistered Securities.

The following is a summary of transactions involving sales of our securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"). Each offer and sale were exempt from registration under either Section 4(a)(2) of the Securities Act or Rule 506(b) under Regulation D of the Securities Act.

On January 16, 2019, we issued 2,447,308 shares of common stock to an investor for converting $12,383 in debt from a convertible note that was issued in the second quarter of 2017.

On February 4, 2019, we issued 1,700,000 shares of common stock to an investor for converting $9,282 in debt from a convertible note that was issued in the third quarter of 2017.

On February 4, 2019, we issued 3,000,000 shares of common stock to an investor for converting $6,000 in debt from a convertible note that was issued in the first quarter of 2018.

On February 13, 2019, we issued 1,600,000 shares of common stock to an investor for converting $8,736 in debt from a convertible note that was issued in the fourth quarter of 2017.

On February 15, 2019, we issued 250,000 in warrants with a fair value of $2,500 to an advisor as part of their Advisory Agreement, with a strike price of $0.01 with a two year term.

On February 22, 2019, we issued 6,200,000 in restricted common stock to various consultants and advisors as part of their agreements.

On February 22, 2019, we issued 250,000 in restricted common stock to an investor as part of their note agreement.

On March 25, 2019, we issued 2,400,000 shares of common stock to an investor for converting $15,744 in debt from a convertible note that was issued in the fourth quarter of 2017.

On April 22, 2019, we issued 1,903,597 shares of common stock to an investor for converting $13,230 in debt from a convertible note that was issued in the fourth quarter of 2018.

On May 10, 2019, we issued a 2,500,000 warrant with a strike price of $0.011 to an accredited investor were related to financings with total fair value at grant date of $27,500.

On May 31, 2019, we issued 4,023,065 shares of common stock to an investor for converting $26,512 in debt from a convertible note that was issued in the fourth quarter of 2018.

On July 12, 2019, we issued 2,000,000 shares of common stock to an investor for converting $10,160 in debt from a convertible note that was issued in the third quarter of 2017

On August 12, 2019, we issued 1,732,389 shares of common stock to an investor for converting $8,558 in debt from a convertible note that was issued in the third quarter of 2017.

On September 6, 2019, we issued 2,000,000 shares of common stock to an investor for converting $7,440 in debt from a convertible note that was issued in the third quarter of 2017.

On September 20, 2019, we issued 3,000,000 shares of common stock to an investor for converting $9,000 in debt from a convertible note that was issued in the third quarter of 2017.

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

On November 22, 2019, we issued 20,000,000 in warrants to an investor as part of their Securities Purchase Agreement, with a strike price of $0.0025 with a five year term.

On December 5, 2019, we issued 2,600,000 shares of common stock to an investor for converting $8,632 in debt from a convertible note that was issued in the third quarter of 2017.

On December 20, 2019, we issued 10,000,000 in warrants to an investor as part of their Securities Purchase Agreement, with a strike price of $0.0025 with a five year term.

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
2019
Equity compensation plans approved by security holders	-	$-	2,234,877
Equity compensation plans not approved by security holders	-	-	-
Total	-	$-	2,234,877

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Business. GTX Corp and its subsidiaries (currently, Global Trek Xploration, Inc. and LOCiMOBILE, Inc.) are engaged in businesses that design, develop and sell various interrelated and complementary products and services in the Personal Location Services marketplace. Global Trek Xploration focuses on hardware and software design and development of products and services by offering a Global Positioning System (“GPS”), Bluetooth Low Energy (“BLE”) and cellular location platform that enables subscribers to track in real time the whereabouts of people, pets or high valued assets through a miniaturized transceiver module, wireless connectivity gateway, middleware and viewing portal. LOCiMOBILE, Inc. has developed and owns LOCiMobileTM, and Track My Work Force (“TMWF”), a suite of mobile tracking applications that turn the iPhone, Android, and other GPS enabled handsets into a tracking device which can then be tracked from handset to handset or through our Location Data Center tracking portal and which allows the user to send a map to the recipient’s phone showing the user’s location.

Results of Operations

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Annual Report.

The following table represents our statement of operations for the years ended December 31, 2019 and 2018:

	Years ended December 31,
	2019		2018
	$	% of Revenues	$	% of Revenues

Product sales	398,433	27%	443,069	64%
Service income	339,464	23%	193,974	28%
IP royalties	762,915	51%	50,000	7%
Total revenues	1,500,812	100%	687,043	100%
Cost of goods sold	193,490	13%	213,000	31%
Gross Margin	1,307,322	87%	474,043	69%

Operating expenses:
Wages and benefits	605,557	40%	742,780	108%
Professional fees	267,634	18%	316,541	46%
Sales and marketing expenses	10,701	1%	40,940	6%
General and administrative	236,106	16%	392,934	57%
Total operating expenses	1,119,998	75%	1,493,195	217%

Gain/(loss) from operations	187,324	12%	(1,019,152)	-148%

Other expense/income, net	(773,649)	-52%	(739,030)	-108%
Net loss	(586,325)	-39%	(1,758,182)	-256%

Revenues

Revenues as a whole in fiscal 2019 increased by 118% or $813,769 in comparison to fiscal 2018, primarily because of the increase in sales related to IP license fee and service fee income. Services income increased 75%, which included an increase in professional fees. IP licensing income from Inventergy and Inpixon in fiscal 2019 increased 1426% or $712,915 with the settlement of 14 licensing agreements.

The Company’s goal is to generate recurring subscription revenues from the use of all of our tracking products.

We had a 44% increase in international subscribers and an 36% increase in total subscribers for fiscal 2019 compared to fiscal 2018.

During the year ended December 31, 2019, the Company’s customer base and revenue streams were comprised of approximately 39.59% B2B (Wholesale Distributors and Enterprise Institutions), 8.80% B2C (consumers and government agencies who bought on the behalf of consumers, through our online ecommerce platform and through Amazon, Google and iTunes), 50.83% IP (our monetization campaign from consulting, licensing and asserting our patents) and 0.78% Military and Law Enforcement.

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

Cost of goods sold

Cost of goods sold decreased by 9% or $19,510 during fiscal 2019 in comparison to fiscal 2018, primarily due to revenue derived from higher margin revenues. As a result, total gross margin, increased from 69% in fiscal 2018 to 87% in fiscal 2019 due an increase in high margin revenue for IP and services.

Wages and benefits

Wages and benefits for fiscal 2019 decreased $137,223 or 18% compared to fiscal 2018 directly as a result of the one-time repatriation of $233,750 in non-cash stock-based compensation related to the company’s retention bonus.

Due to a growing economy and overall rising wages, we will need to increase the salaries of our entire staff in order to stay competitive in the market place and maintain employee retention going forward.

Professional fees

Professional fees consist of costs attributable to consultants and contractors who primarily spend their time on legal, accounting, product development, business development, corporate advisory services and investor relations. Such costs decreased $48,907 or 15% in fiscal 2019 compared to fiscal 2018. As a result, professional fees decreased as more responsibilities from outside contractors and consultants where transferred to in-house personnel.

Sale and marketing expenses

Sales and marketing expenses decreased by 74% or $30,239 during 2019 in comparison to 2018. The is as a result of generating more revenues for IP licensing and professional services which require less marketing support.

General and administrative

General and administrative costs during fiscal 2019 decreased by $156,828 or 36%, in comparison to fiscal 2018, mostly due to reductions in depreciation and amortization, travel and entertainment expenses, D&O insurance and a reduction in R&D expenses. We expect these numbers to increase as we ramp up R&D, travel and entertainment and D&O insurance due to an increase in our overall business.

Other expense/income, net

Other expense/income, net increased by 5%, or $34,619, from fiscal 2018 to fiscal 2019 primarily as a net result of non-cash losses from marketable securities, derivative expense, interest expense and the costs associated with related party notes. The accounting treatment for the bifurcation of the derivative liabilities embedded in our short-term convertible notes results in a net derivative, non-cash gain of $8,626. The derivative gain represents the change in fair value of the derivative liability during the period.

Net loss

Net loss during fiscal 2019 decreased by $1,171,857, or 67%, in comparison to the net loss incurred during fiscal 2018. However, loss from operations, which excludes mostly non-cash expenses decreased by 118% or 1,206,476 for the same period, making the Company profitable from operations for the year by $187,324.

On an earnings per share basis, we saw a reduction in share loss from ($0.08) in 2018 to ($0.01) in 2019.

Liquidity and Capital Resources

As of December 31, 2019, we had $125,200 in cash and $278,817 of other current assets, and $3,909,759 of current liabilities, resulting in a working capital deficit of $3,630,942 compared to $69,856 in cash and a working capital deficit of approximately $3,524,276 as of December 31, 2018.

Net cash used in operating activities was $140,934 for fiscal 2019 compared to net cash used of $416,348 for fiscal 2018. The decrease in net cash used in operating activities was largely attributed to the net change in non-cash items that includes: stock based compensation, repatriation of retention bonuses, gain on the extinguishment of debt, lower amortizations of debt discount and the interest and financing costs on note assignments.

Net cash provided by investing activities during fiscal 2019 was $42,778 and consisted of proceeds totaling $42,778 received from the sale of marketable securities, and $14,250 in equipment purchases in fiscal 2018.

Net cash provided by financing activities during fiscal 2019 was $153,500 and consisted of proceeds totaling $50,000 received from advances under a term loan agreement, $105,000 from two lines of credit and $150,000 in proceeds from the sale of preferred shares of stock with payments on debt and the lines of credit of $151,500. Net cash provided by financing activities during fiscal 2018 was $499,000 and consisted of proceeds totaling $495,000 received from advances under various convertible note payable agreements and $65,000 from a line of credit and $61,000 of payments on the debt. Thus, reducing our borrowings through notes by $445,000 or 79% from 2018 to 2019.

We expect to continue to generate revenues from all our business units from existing product sales, recurring subscriptions, software and Intellectual Property licensing, military and professional services. We also expect to see new revenues come in from recently launched products and products that are scheduled for launch throughout 2020 however, even though existing product sales and recurring subscriptions are starting to become more consistent, the amount of revenues is still unpredictable and may not be sufficient to fund all our working capital needs. Accordingly, we anticipate that we will have negative cash flow from our operations and, therefore, will have to raise additional capital in order to fund our operations in 2020.

In order to continue funding our working capital needs and our product development costs we entered into one (1) term loan agreement with an accredited investor and continued to draw upon our Lines of Credit with an accredited investor and our bank, which resulted in $105,000 of draws against this balance in fiscal year 2019. This line of credit with the accredited investor carries a 8.5% interest, with no prepayment penalty. Additionally, at the end of 2019, we entered into a Securities Purchase Agreement (“SPA”) with an accredited investor which led to a $150,000 infusion of cash in return for Preferred B shares and Warrants.

In 2018, we entered into twelve (12) separate note and share purchase agreements with three separate, unaffiliated accredited investors. As a result, we issued convertible notes with a total principal balance of $590,000 (the “2018 Convertible Notes”). Some of the 2018 Convertible Notes carry various original issue discounts of 40%, a fixed conversion of $0.002 to $0.30, and has interest ranging between 1-12%. As a result, in exchange for the 2019 Convertible Notes, we received cash proceeds of $495,000. Additionally, we established a $500,000 Line of Credit with an accredited investor, which resulted in $65,000 of draws against this balance. This line of credit carries a 17% interest, no OID, no discount to market or prepayment penalties.

Subsequent to December 31, 2019, we have not borrowed any money to fund operations.

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

As noted above, based on budgeted revenues and expenditures, unless revenues increase significantly, we believe that our existing and projected sources of liquidity may not be sufficient to satisfy our cash requirements for the next twelve months. Accordingly, we will need to raise additional funds in 2020. The sale of additional equity securities will result in additional dilution to our existing stockholders. Sale of debt securities could involve substantial operational and financial covenants that might inhibit our ability to follow our business plan. Any additional funding that we obtain in a financing is likely to reduce the percentage ownership of the Company held by our existing security-holders. The amount of this dilution may be substantial based on our current stock price, and could increase if the trading price of our common stock declines at the time of any financing from its current levels. We may also attempt to raise funds through corporate collaboration and licensing arrangements. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to grant licenses on terms that are not favorable to us. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain the needed additional funding, we may have to further reduce our current level of operations, or, may even have to totally discontinue our operations.

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses of $586,325 and $1,758,182 for the years ended December 31, 2019 and 2018, respectively, has incurred losses since inception resulting in an accumulated deficit of $23,559,519 as of December 31, 2019, and has negative working capital of $3,630,942 as of December 31, 2019. A significant part of our negative working capital position at December 31, 2019 consisted of $1,407,278, of amounts due to various accredited investors of the Company for convertible promissory notes, loans and a letter of credit. The Company anticipates further losses in the development of its business.

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

We have identified the following critical accounting policies that are most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The following is a review of the more critical accounting policies and methods used by us.

Revenue Recognition

The Company recognizes revenue in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASC 606”). The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which include (1) identifying the contract or agreement with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied.

The Company does not have any significant contracts with customers requiring performance beyond delivery, and contracts with customers contain no incentives or discounts that could cause revenue to be allocated or adjusted over time. Shipping and handling activities are performed before the customer obtains control of the goods and therefore represent a fulfillment activity rather than a promised service to the customer. Revenue and costs of sales are recognized when control of the products transfers to our customer, which generally occurs upon shipment from our facilities. The Company’s performance obligations are satisfied at that time.

We derive our revenues primarily from hardware sales, subscription services fees, IP licensing and professional services fees. Hardware includes our SmartSole, Military and other Stand-Alone Devices. Subscription services revenues consist of fees from customers accessing our cloud-based software solutions and subscription or license fees for our platform. Professional services and other revenues consist primarily of fees from implementation services, configuration, data services, training and managed services related to our solutions. IP licensing is related to our agreement with Inventergy whereby we have partnered in order to monetize our IP portfolio (see Note 3, below).

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

Licensing Revenue

Licensing revenue recorded by the Company relates exclusively to the Company’s License and Partnership agreement with Inventergy which provides for ongoing licensing based on monetization of IP licenses. The Company recognizes revenue for licensing under ASC 606, which provides revenue recognition constraints by requiring the recognition of revenue at the later of the following: 1) sale or usage of the products or 2) satisfaction of the performance obligations. The Company has satisfied its performance obligations and therefore recognizes licensing revenue when the sales to which the licensing relate are completed. During the years ended December 31, 2019 and 2018 the Company recognized 14 settlements for a total of $763,000 in licensing revenue and $0, respectively.

During the year ended December 31, 2019, the Company’s customer base were comprised of approximately 39.59% B2B (Wholesale Distributors and Enterprise Institutions), 8.80% B2C (consumers and government agencies who bought on the behalf of consumers, through our online ecommerce platform and through Amazon, Google and iTunes), 50.83% IP (our monetization campaign from consulting, licensing and asserting our patents) and 0.78% Military and Law Enforcement. During the year ended December 31, 2018, the Company’s customer base and revenue streams were comprised of approximately 33.47% B2B (Wholesale Distributors and Enterprise Institutions), 25.24% B2C (consumers and government agencies who bought on the behalf of consumers, through our online ecommerce platform and through Amazon, Google and iTunes), 7.85% IP (our monetization campaign from consulting, licensing and asserting our patents) and 33.45% Military and Law Enforcement.

Product Warranty

The Company’s warranty policy provides repair or replacement of products (excluding GPS Shoe devices) returned for defects within ninety days of purchase. Warranty liabilities are recorded at the time of sale for the estimated costs that may be incurred under our standard warranty. As of December 31, 2019, products returned for repair or replacement have been immaterial. Accordingly, a warranty liability has not been deemed necessary.

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

Recent Accounting Pronouncements

Please refer to footnote for management’s discussion of recent accounting pronouncements.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act, as amended). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment, management identified continued weaknesses related to: (i) our internal review functions, (ii) a lack of segregation of incompatible duties within accounting functions, and (iii) insufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements. As a result, management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting were not effective for the size of our Company. Due to our size and the limited nature of our operations, segregation of all conflicting duties may not always be possible and may not be economically feasible. These weaknesses are due to our inadequate staffing during the period covered by this report and our lack of working capital to hire additional staff. Although management will periodically re-evaluate this situation, at this point it considers that the risk associated with such lack of segregation of duties and the potential benefits of adding employees to segregate such duties are not cost justified. We are in the process of determining how best to change our current system and implement a more effective system. However, there can be no assurance that implementation of any change will be completed in a timely manner or that it will be adequate once implemented. To the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

Our Chief Executive Officer serves pursuant to an employment agreement that was automatically extended for one year on March 14, 2019, and that will automatically be extended for successive one-year periods if not cancelled by either party. See “Item 10, Executive Compensation – Employment Agreements.”

The following table sets forth information regarding our executive officers and directors.

Name	Position Held	Age	Date First Appointed
Patrick E. Bertagna	President, Chief Executive Officer and Chairman of the Board	56	March 14, 2008
Alex McKean	Chief Financial Officer	55	October 3, 2011
Christopher M. Walsh	Director	70	July 1, 2015
Louis Rosenbaum	VP of Operations & Finance, Director	69	March 14, 2008 (Director) March 1, 2015 (VP)
Andrew Duncan	Director, Audit Committee Member, Corporate Secretary and Treasurer	55	April 2, 2010

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

Mr. Bertagna was born in the South of France and is fluent in French and Spanish, has formed alliances with Fortune 500 companies such as IBM, AT&T, Sports Authority, Federated Stores, Netscape and GE. He has been a keynote speaker and has been awarded several patents (including, but not limited to U.S. Patent #’s: 8,154,401, 8,760,286, 9,219,978).

Mr. Bertagna has extensive knowledge of the manufacturing industry, internet software development, building intellectual property portfolios and overall experience in growing early stage high-tech companies. As a founder of Global Trek Xploration and co-inventor of the GPS Shoe, this knowledge enables Mr. Bertagna to be uniquely qualified to be CEO and on the Board of Directors.

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

Upon leaving LA Gear in 1995, Mr. Walsh founded CW Resources, a Los Angeles based firm providing design, development, manufacturing and licensing consulting services to an extensive client base, both domestic and international, within the footwear, apparel, textile, sporting goods and action sports industries. Since January 2005, he has served as an advisor to GTX spearheading their footwear research and development and marketing practices.

Mr. Walsh received a B.S. in Marketing from Boston College in 1973 and previously served on numerous organizational boards within the footwear and textile industries including The Two Ten International Footwear Foundation and The Footwear Distributors and Retail Association.

Louis Rosenbaum – VP of Operations and Finance, Director

Mr. Rosenbaum served as a member of GTX Board of Directors from September 2002 until June 2005 and then again from October 2007 until March 2008, at which time he became a director of GTX Corp. Subsequently, Mr. Rosenbaum was asked to act as the VP of Operations and Finance since March 1, 2015. Mr. Rosenbaum was a founder and early investor in Global Trek Xploration.

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

Director Qualifications and Diversity

Our Board of Directors (the “Board”) has not adopted a formal policy with regard to the consideration of diversity when evaluating candidates for election to the Board. However, our Board believes that membership should reflect diversity in its broadest sense, but should not be chosen nor excluded based on race, color, gender, national origin or sexual orientation. In this context, the Board does consider a candidate’s experience, education, industry knowledge, history with the Company, and differences of viewpoint when evaluating his or her qualifications for election to the Board. Whenever our Board evaluates a potential candidate, the Board considers that individual in the context of the composition of the Board as a whole.

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

Director or Officer Involvement in Certain Legal Proceedings

Our current directors and executive officers have not been involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years.

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

Summary Compensation Table. The following table sets forth the compensation for the fiscal years ended December 31, 2019 and 2018 for services rendered to us by all persons who served as our Chief Executive Officer and our Chief Financial Officer and most highly compensated executive officers other than our Chief Executive Officer and Chief Financial Officer (collectively, the “Named Executive Officers”) who received compensation in excess of $100,000 in 2019.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 12/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)(3)	Total ($)
Patrick Bertagna(1)	2019	150,000	-	-	-	25,000	175,000
	2018	150,000	-	-	-	25,000	175,000

Alex McKean(2)	2019	96,000	-	-	-	-	96,000
	2018	96,000	-	-	-	-	96,000

(1)

Mr. Bertagna, our Chief Executive Officer has agreed to defer portions of his salary in an effort to preserve cash for other working capital needs of the Company. In 2019, Mr. Bertagna accrued wages and $10,000 for Board of Director fees thru December 31, 2019. As of December 31, 2019, Mr. Bertagna has accrued $53,225 of his 2019 salary compensation.

(2)

Mr. McKean, our Chief Financial Officer has agreed to defer portions of his salary in an effort to preserve cash for other working capital needs of the Company. As of December 31, 2019, Mr. McKean has accrued $46,200 of his 2019 salary compensation.

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

The following table summarizes the compensation of each of our directors who is not also a named executive officer for their service as a director for the year ended December 31, 2019. The compensation of Mr. Bertagna, who serves as a director and as our Chief Executive Officer, is described above in the Summary Compensation Table.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Louis Rosenbaum(1)	-	-	-	N/A	N/A	10,000	10,000
Andrew Duncan(2)	-	-	-	N/A	N/A	10,000	10,000
Christopher Walsh(3)	-	-	-	N/A	N/A	10,000	10,000

(1)

Mr. Rosenbaum has provided executive management services to the Company in previous years. Mr. Rosenbaum earned $96,000 in 2019 relating to operations and finance services, and $10,000 for Board of Director fees. As of December 31, 2019, Mr. Rosenbaum has deferred $34,200 of his 2019 consulting compensation and $10,000 of his director’s compensation.

(2)

Mr. Duncan also provides executive management services to the Company. Mr. Duncan earned $96,000 in 2019 for business development and intellectual property licensing services, and $10,000 for Board of Director fees. As of December 31, 2019, Mr. Duncan has deferred $34,200 of his 2019 consulting compensation and $10,000 of his director’s compensation.

(3)	Mr. Walsh, earned for $10,000 as payment for his time as a director in 2019. As of December 31, 2019, Mr. Walsh has deferred $10,000 of his 2019 director’s compensation.

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

The following table sets forth certain information as of March 30, 2020, regarding the beneficial ownership of our common stock by (i) each stockholder known by us to be the beneficial owner of more than five percent of our common stock, (ii) by each of our executive officers named in the Summary Compensation Table and our directors and (iii) by all of our executive officers and directors as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned. Unless otherwise noted in the table, the address for each of the persons identified is 117 W 9th Street; Suite 1214, Los Angeles, CA 90015. Beneficial ownership is calculated based upon 80,132,038 shares of common stock issued and outstanding as of March 30, 2020.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Common Stock
Patrick E. Bertagna	312,509 shares	0.47%
CEO and Chairman of the Board

Alex McKean	54,489 shares	0.08%
Chief Financial Officer

Louis Rosenbaum	133,901 shares	0.20%
VP of Operations & Finance, Director

Andrew Duncan	205,848 shares	0.31%
Director, Corporate Secretary and Treasurer

Christopher Walsh	70,830 shares	0.11%
Director

All directors and named executive officers as a group (5 persons)	777,577 shares	1.18%

OPI, Inc.	5,000,000 shares	7.59%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

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

Related Party Transactions. During 2019, officers and directors accrued $171,211 of deferred back salary and $40,000 of director fees.

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

The Audit Committee has appointed Weinberg & Co., LA. as our independent registered public accounting firm on June 13, 2018. The following table shows the fees that were paid or accrued by us for audit and other services provided by our current auditor Weinberg & Co., LA. and our previous auditor LBB & Associates Ltd., LLP:

	2019	2018
Audit Fees (1)	$80,532	$90,642
Audit-Related Fees (2)	1,500	-
Tax Fees (3)	975	-
All Other Fees	-	-
Total	$83,007	$90,642

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our quarterly financial statements and those services normally provided in connection with statutory or regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. This information is presented as of the latest practicable date for this annual report.

(2)	Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.” This category primarily includes services relating to our Registration Statement filed with the Securities Exchange Commission during 2011.

(3)	Weinberg & Co. LA does not provide us with tax compliance, tax advice or tax planning services. This is provided by Bessolo & Haworth, LLP.

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

Exhibit Number	Description

3.1	Articles of Incorporation of the Registrant filed with the State of Nevada on April 7, 2006(2)
3.2	Amended and Restated Bylaws of the Registrant(3)
4.1	2008 Equity Compensation Plan(8)
10.1	Employment Agreement between the Registrant and Patrick E. Bertagna dated March 14, 2008(3)
10.2	Form of Securities Purchase Agreement (August 2011 Private Placement)(9)
10.3	Form of Warrant Agreement (August 2011 Private Placement)(9)
10.4	Form of Subscription Application (August 2011 Private Placement)(9)
10.5	Form of Note and Share Purchase Agreement (Q4 2014 and Q1 2015)(5)
10.6	Form of Convertible Promissory Note (Q4 2014 and Q1 2015)(5)
10.7	Form of Note and Share Purchase Agreement (November 2016)(10)
10.8	Form of Warrant Agreement (Q1 2015)(5)
10.9	Form of Note and Share Purchase Agreement (Q4 2014 and Q1 2015)(5)
10.10	Code of Business Conduct and Ethics(3)
10.11	Form of Convertible Promissory Note (Q4 2014 and Q1 2015)(11)
10.12	Subsidiaries(5)
10.13	Form of Warrant Agreement (Q1 2015)(5)
10.14	Form of Note and Warrant Purchase Agreement (Q2 2016)(6)
10.15	Form of Promissory Note (Q2 2016)(6)
10.16	Definitive Agreement, dated June 16, 2016, between the Company and between Inventergy Innovations, LLC(7)*
10.17	Form of Promissory Note Issued to Officers(11)
10.18	Form of Military Purchase Order with Edwards Airforce Base(12)
10.19	Form of Convertible Note (2018)(13)
10.20	Form of Promissory Note issued to RB Capital Partners, Inc.(14)
10.21	Certificate of Amendment to Par Value and Preferred Shares(15)
10.22	Form of Retention Incentive Plan(16)
10.23	Form of a Material Definitive Agreement with Inpixon(17)
10.24	Form of a Securities Purchase Agreement and Warrant Agreement(1)
10.25	Certificate of Designation on Issuance of Preferred B shares(1)
23.1	Report of Independent Registered Public Accounting Firm(1)
23.2	Code of Business Conduct and Ethics(3)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act(1)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act(1)
32.1	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002(1)
101.INS	XBRL Taxonomy Extension CalculationXBRL Instance Document
101.SCH	XBRL Taxonomy Extension DefinitionXBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension LabelsXBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension PresentationXBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

(1)	Filed herewith.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 as filed December 12, 2006.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 20, 2008.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated March 20, 2009.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated December 31, 2014.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 10-Q dated June 30, 2016.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 10-Q dated September 30, 2016.
(8)	Previously filed on May 22, 2008 as an exhibit to our Registration Statement on Form S-8, File No. 333-151114 and incorporated herein by reference.
(9)	Previously filed on October 3, 2011 as part of the Registrant’s Registration Statement on Form S-1 (File No. 333-177146) and incorporated herein by reference.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 21, 2016.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 10-Q dated March 31, 2017.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 10-Q dated September 30, 2017
(13)	Incorporated by reference to the Registrant’s Current Report on Form 10-Q dated March 31, 2018
(14)	Incorporated by reference to the Registrant’s Current Report on Form 10-Q dated June 30, 2018
(15)	Incorporated by reference to the Registrant’s Current Report on Form 10-Q dated September 30, 2018
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 22, 2018.
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 27, 2019.
*	Certain portions of the Exhibit have been omitted based upon a pending request for confidential treatment filed by us with the SEC. The omitted portions of the Exhibit have been separately filed by us with the SEC

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTX Corp
(Registrant)

Date: March 30, 2019	By:	/s/ Patrick E. Bertagna
Patrick E Bertagna
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Patrick E. Bertagna	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2020

/s/ Alex McKean	Chief Financial Officer (Principal Financial Officer)	March 30, 2020

/s/ Christopher Walsh	Director	March 30, 2020

/s/ Louis Rosenbaum	Director, VP of Operations and Finance (Principal Accounting Officer)	March 30, 2020

/s/ Andrew Duncan	Director, Treasurer, Secretary	March 30, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

GTX Corp

Los Angeles, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GTX Corp. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred recurring operating losses and used cash in operations since inception, and has a stockholders’ deficit at December 31, 2019. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Weinberg & Company, P.A.

Weinberg & Company, P.A.

Los Angeles, CA

March 30, 2020

GTX CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
ASSETS

Current assets:
Cash and cash equivalents	$125,200	$69,856
Accounts receivable, net	47,818	97,572
Inventory	36,192	22,567
Investment in marketable securities	59,224	344
Other current assets	10,383	3,479

Total current assets	278,817	193,818

Property and equipment, net	18,404	58,388
Intangible assets	15,000	16,260

Total assets	$312,221	$268,466

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$203,126	$246,551
Accrued expenses	441,082	438,552
Accrued expenses, related parties	680,119	332,174
Deferred revenues	70,072	26,000
Convertible promissory note, net of discount, past due	1,099,278	1,293,109
Convertible notes, related parties	884,546	884,546
Notes payable	308,000	265,000
Derivative liabilities	223,536	232,162
Total current liabilities	3,909,759	3,718,094

Commitments and contingencies

Stockholders’ deficit:
Preferred stock series A, $0.001 par value; 10,000,000 shares authorized; 1,000,000 shares issued and outstanding at December 31, 2019 and 2018, respectively	100	100
Preferred stock series B, $0.001 par value; 1,500 shares issued and outstanding at December 31, 2019	1	-
Common stock, $0.0001 par value; 2,071,000,000 shares authorized; 71,419,795 and 63,363,436 shares issued and outstanding at December 31, 2019 and 2018, respectively	7,142	6,336
Additional paid-in capital	19,954,738	19,367,130
Accumulated deficit	(23,559,519)	(22,823,194)

Total stockholders’ deficit	(3,597,538)	(3,449,628)

Total liabilities and stockholders’ deficit	$312,221	$268,466

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2019	2018
Product sales	$398,433	$443,069
Service income	339,464	193,974
Licensing income	762,915	50,000
Total revenues	1,500,812	687,043

Cost of products sold	62,243	172,442
Cost of service revenue	56,452	40,558
Cost of licensing revenue	74,795	-
Total cost of goods sold	193,490	213,000

Gross margin	1,307,322	474,043

Operating expenses
Wages and benefits	605,557	742,780
Professional fees	267,634	316,541
Sales and marketing expenses	10,701	40,940
General and administrative	236,106	392,934

Total operating expenses	1,119,998	1,493,195

Income/(loss) from operations	187,324	(1,019,152)

Other income (expenses)
Noncash financing costs on related party notes	-	(247,147)
Loss on marketable securities	(532,342)	-
Amortization of debt discount	(20,024)	(394,239)
Change in fair value of derivative	8,626	125,567
Gain on settlement of debt	27,500	-
Interest expense and financing costs	(257,409)	(223,211)
Total other income (expenses)	(773,649)	(739,030)

Net loss	(586,325)	(1,758,182)

Deemed dividend to Series-B preferred stockholders	(150,000)	-

Net loss attributable to common stockholders	$(736,325)	$(1,758,182)

Weighted average number of common shares outstanding - basic and diluted	69,472,678	21,241,479

Net loss per common share - basic and diluted	$(0.01)	$(0.08)

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

								Accumulated
	Preferred Stock						Additional	Other
	Series A		Series B		Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance, December 31, 2017	-	-	-	-	9,389,982	$939	$18,855,596	$(59,249)	$(21,005,763)	$(2,208,477)
Fair value BCF on convertible note	-	-	-	-	-	-	181,250	-	-	181,250
Fair value of warrants issued to consultant and lender	-	-	-	-	-	-	14,500	-	-	14,500
Issuance of common stock for services	-	-	-	-	39,580,667	3,958	57,041	-	-	60,999
Issuance of common stock for conversion of debt	-	-	-	-	11,116,826	1,111	193,718	-	-	194,829
Issuance of common stock for financing	-	-	-	-	856,000	86	19,004	-	-	19,090
Issuance of warrants and bargain conversion feature	-	-	-	-	2,419,961	242	(242)	-	-	-
Issuance of preferred shares to the board	1,000,000	$100	-	-			46,263			46,363
Cumulative effect of adopting ASU 2016-01	-	-	-	-	-	-	-	59,249	(59,249)	-
Net loss	-	-	-	-	-	-	-	-	(1,758,182)	(1,758,182)
Balance, December 31, 2018	1,000,000	100	-	-	63,363,436	6,336	19,367,130	-	(22,823,194)	(3,449,628)
Issuance of common stock for services	-	-	-	-	6,200,000	620	76,260	-	-	76,880
Issuance of common stock for conversion of debt	-	-	-	-	37,606,359	3,761	154,344	-	-	158,105
Issuance of common stock for financing	-	-	-	-	250,000	25	3,075	-	-	3,100
Issuance of warrants for services							54,791			54,791
Fair Value of common stock issued to management					-	-	(4,461)	-	-	(4,461)
Issuance of preferred stock			1,500	1	-	-	149,999	-	-	150,000
Deemed dividend on fair value of warrants & conversion feature associated with preferred stock							150,000		(150,000)	-
Cancellation of retention bonus shares					(36,000,000)	(3,600)	3,600
Net loss					-	-	-	-	(586,325)	(586,325)
Balance, December 31, 2019	1,000,000	$100	1,500	$1	71,419,795	$7,142	$19,954,738	$-	$(23,559,519)	$(3,597,538)

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018
Cash flows from operating activities
Net loss	$(586,325)	$(1,758,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41,244	73,356
Gain on receipt of marketable securities from sale of license agreement	(634,000)	2,886
Loss on marketable securities	532,342	-
Stock-based compensation	76,880	60,999
Change in fair value of derivative	(8,626)	(107,406)
Amortization of debt discount	20,024	394,239
Interest added to debt – related parties	-	214,499
Fair value of preferred stock issued for securities	-	46,363
Notes issued for services	-	150,000
Repatriation of retention bonus shares	(4,461)	-
Gain on the settlement of debt	(27,500)	-
Fair value of warrants issued for services	54,791	-
Common stock issued for financing	3,100	21,090
Interest added to convertible note balance	11,250	-
Changes in operating assets and liabilities:
Accounts receivable	49,754	(4,442)
Inventory	(13,625)	35,268
Other current and non-current assets	(6,904)	56,674
Accounts payable and accrued expenses	(40,895)	143,736
Accrued expenses - related parties	347,945	286,506
Deferred revenues	44,072	(31,934)

Net cash used in operating activities	(140,934)	(416,348)

Cash flows from investing activities
Proceeds from the sale of marketable securities	42,778	-
Purchase of property and equipment	-	(14,250)

Net cash provided by/(used in) investing activities	42,778	(14,250)

Cash flows from financing activities
Proceeds from convertible debt	-	495,000
Proceeds from issuance of preferred stock	150,000	-
Proceeds from notes payable	155,000	65,000
Payments on notes payable	(112,000)	-
Payments on convertible debt	(39,500)	(61,000)

Net cash provided by financing activities	153,500	499,000

Net change in cash and cash equivalents	55,344	68,402

Cash and cash equivalents, beginning of period	69,856	1,454

Cash and cash equivalents, end of period	$125,200	$69,856

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$33,651	$5,655

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock for conversion of debt	$158,105	$194,829
Debt discount on convertible notes and warrants	$-	$272,146

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

1. ORGANIZATION AND BASIS OF PRESENTATION

During the periods covered by these financial statements, GTX Corp and its subsidiaries (the “Company”, “GTX”, “we”, “us”, and “our”) were engaged in business operations that design, manufacture and sell various interrelated and complementary products and services in the wearable technology and Personal Location Services marketplace. GTX owns 100% of the issued and outstanding capital stock of its two subsidiaries - Global Trek Xploration, Inc. and LOCiMOBILE, Inc.

Global Trek Xploration, Inc. focuses on the design, manufacturing and sales distribution of its hardware, software, and connectivity, Global Positioning System (“GPS”) and Bluetooth Low Energy (“BLE”) monitoring and tracking platform, which provides real-time tracking and monitoring of people and high valued assets. Utilizing a miniature quad-band GPRS transceiver, antenna, circuitry, battery and inductive charging pad our solutions can be customized and integrated into numerous products whose location and movement can be monitored in real time over the Internet through our 24x7 tracking portal or on a web enabled cellular telephone. Our core products and services are supported by an IP portfolio of patents, patents pending, registered trademarks, copyrights, URLs and a library of software source code, all of which is also managed by Global Trek.

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a net loss of $586,325 during the year ended December 31, 2019, has incurred losses since inception resulting in an accumulated deficit of $23,559,519 as of December 31, 2019 and has a stockholders’ deficit of $3,597,538 as of December 31, 2019. The Company anticipates further losses in the development of its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company recognizes revenue in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASC 606”). The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which include (1) identifying the contract or agreement with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied.

The Company does not have any significant contracts with customers requiring performance beyond delivery, and contracts with customers contain no incentives or discounts that could cause revenue to be allocated or adjusted over time. Shipping and handling activities are performed before the customer obtains control of the goods and therefore represent a fulfillment activity rather than a promised service to the customer. Revenue and costs of sales are recognized when control of the products transfers to our customer, which generally occurs upon shipment from our facilities. The Company’s performance obligations are satisfied at that time.

All of the Company’s products are offered for sale as finished goods only, and there are no performance obligations required post-shipment for customers to derive the expected value from them.

The Company does not allow for returns, except for damaged products when the damage occurred pre-fulfillment. Damaged product returns have historically been insignificant. Because of this, the stand-alone nature of our products, and our assessment of performance obligations and transaction pricing for our sales contracts, we do not currently maintain a contract asset or liability balance for obligations. We assess our contracts and the reasonableness of our conclusions on a quarterly basis.

We derive our revenues primarily from hardware sales, subscription services fees, IP licensing and professional services fees. Hardware includes our SmartSole, Military and other Stand-Alone Devices. Subscription services revenues consist of fees from customers accessing our cloud-based software solutions and subscription or license fees for our platform. Professional services and other revenues consist primarily of fees from implementation services, configuration, data services, training and managed services related to our solutions. IP licensing is related to our agreement with Inventergy whereby we have partnered in order to monetize our IP portfolio (see Note 3, below).

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

Licensing Revenue

Licensing revenue recorded by the Company relates exclusively to the Company’s License and Partnership agreement with Inventergy which provides for ongoing royalties based on monetization of IP licenses. The Company recognizes revenue for royalties under ASC 606, which provides revenue recognition constraints by requiring the recognition of revenue at the later of the following: 1) sale or usage of the products or 2) satisfaction of the performance obligations. The Company has satisfied its performance obligations and therefore recognizes licensing revenue when the sales to which the license(s) relate are completed. During the year ended December 31, 2019 the Company recognized $650,000 from a license to one customer (Note 3) and revenue on 14 other settlements of $112,915 for a total of $762,915 in royalty revenue, there was $50,000 of licensing revenue in 2018.

Disaggregation of Net Sales

The following table shows the Company’s disaggregated net sales by product type:

	December 31, 2019	December 31, 2018
Product sales	$398,433	$443,069
Service income	339,464	193,974
IP and consulting income	762,915	50,000
Total	$1,500,812	$687,043

The following table shows the Company’s disaggregated net sales by customer type:

	December 31, 2019	December 31, 2018
B2B	$594,157	$230,069
B2C	132,071	176,974
Military	11,669	230,000
IP	762,915	50,000
Total	$1,500,812	$687,043

Allowance for Doubtful Accounts

We extend credit based on our evaluation of the customer’s financial condition. We carry our accounts receivable at net realizable value. We monitor our exposure to losses on receivables and maintain allowances for potential losses or adjustments. We determine these allowances by (1) evaluating the aging of our receivables; and (2) reviewing high-risk customers financial condition. Past due receivable balances are written off when our internal collection efforts have been unsuccessful in collecting the amount due. Our allowance for doubtful accounts was $12,028 as of December 31, 2019 and $15,918 as of December 31, 2018. The allowance fully reserves our accounts receivable balances over 90 days.

Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold in the accompanying consolidated statements of operations.

Product Warranty

The Company’s warranty policy provides repair or replacement of products (excluding GPS Shoe devices) returned for defects within ninety days of purchase. The Company’s warranties are of an assurance-type and come standard with all Company products to cover repair or replacement should product not perform as expected. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and recovery from suppliers. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty costs. The Company estimates the actual historical warranty claims coupled with an analysis of unfulfilled claims to record a liability for specific warranty purposes. As of December 31, 2019 and 2018, products returned for repair or replacement have been immaterial. Accordingly, a warranty liability has not been deemed necessary.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates relate to the assumptions made in determining reserves for uncollectible receivables, inventory reserves and returns, impairment analysis of long-term assets and deferred tax assets, accruals for potential liabilities and assumptions made in valuing the fair market value of equity transactions. Estimates are updated on an ongoing basis and are evaluated based on historical experience and current circumstances. Changes in facts and circumstances in the future may give rise to changes in these estimates which may cause actual results to differ from current estimates.

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

The carrying values for cash and cash equivalents, accounts receivable, investment in marketable securities, other current assets, accounts payable and accrued liabilities approximate their fair value due to their short maturities. The carrying values of notes payable and other financing obligations approximate their fair values because interest rates on these obligations are based on prevailing market interest rates.

The Company uses Level 2 inputs for its valuation methodology for the derivative liabilities.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with insignificant rate risk and with original maturities of three months or less at the date of purchase.

Inventory

Inventory generally consists of raw materials and finished goods and is valued at the lower of cost (first-in, first-out) or net realizable value. The Company evaluates its inventory for excess and obsolescence on a regular basis. In preparing the evaluation the Company looks at the expected demand for the product, as well as changes in technology, in order to determine whether or not a reserve is necessary to record the inventory at net realizable value. For the years ending December 31, 2019 and 2018 the Company did not recognize any charges to expense associated with excess and obsolete inventory cost adjustments.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated three-year useful lives of the assets. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Expenditures for maintenance and repairs are expensed as incurred.

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value.

Research and Development Costs

Research and development costs consist primarily of fees paid to consultants and outside service providers, patent fees and costs, and other expenses relating to the acquisition, design, development and testing of the Company’s products. Research and development expenditures are expensed as incurred and totaled ($3,880) and $25,163 for the years ended December 31, 2019 and 2018, respectively.

Concentrations

We currently rely on one manufacturer to supply us with our GPS SmartSole and one manufacturer to supply us with the GPS device included in the GPS SmartSole. The loss of either of these manufacturers could severely impede our ability to manufacture the GPS SmartSole.

As of December 31, 2019, the Company had three customers representing approximately 74%, 9% and 4% of sales and two customers representing approximately 34% and 30% of total accounts receivable, respectively. The Company had four customers representing approximately 40%, 30%, 9% and 8% of sales and three customers representing approximately 54%, 12%, and 9% of total accounts receivable, respectively, for the year ended December 31, 2018.

Intangible Assets

The Company records identifiable intangible assets acquired from other enterprises or individuals at cost. Intangible assets consist of a licensing agreement enabling the Company to sell its GPS-related vehicle tracking software and services which is being amortized over the life of the licensing agreement.

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

Net Loss Per Common Share

Basic loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of outstanding common shares during the period. Shares of restricted stock are included in the basic weighted average number of common shares outstanding from the time they vest. Diluted loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Shares of restricted stock are included in the diluted weighted average number of common shares outstanding from the date they are granted unless they are antidilutive. Diluted loss per share excludes all potential common shares if their effect is anti-dilutive. The following potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive:

	December 31,
	2019	2018
Warrants	36,000,000	11,555,000
Conversion shares upon conversion of notes	40,480,550	48,534,191
Total	76,480,550	60,089,191

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized by applying the statutory tax rates in effect in the years in which the differences between the financial reporting and tax filing bases of existing assets and liabilities are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Stock-based Compensation

The Company periodically issues common stock and stock options to officers, directors, and consultants for services rendered. Options vest and expire according to terms established at the issuance date of each grant. Stock grants, which are generally time vested, are measured at the grant date fair value and charged to operations ratably over the vesting period. Through December 31, 2018, the Company accounted for stock-based payments to officers and directors by measuring the cost of services received in exchange for equity awards utilizing the grant date fair value of the awards, with the cost recognized as compensation expense on the straight-line basis in the Company’s financial statements over the vesting period of the awards. The Company accounted for stock-based payments to Scientific Advisory Committee members and consultants by determining the value of the stock compensation based upon the measurement date at either (a) the date at which a performance commitment was reached or (b) at the date at which the necessary performance to earn the equity instruments was complete.

In accordance with the Company’s adoption of Accounting Standards Update 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, effective January 1, 2019, stock options granted to outside consultants are now accounted for consistent with the accounting for stock-based payments to officers and directors, as described above, by measuring the cost of services received in exchange for equity awards utilizing the grant date fair value of the awards, with the cost recognized as compensation expense on the straight-line basis in the Company’s financial statements over the vesting period of the awards.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASC 326”). The standard significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The standard will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. As small business filer, the standard will be effective for us for interim and annual reporting periods beginning after December 15, 2022. The Company is currently assessing the impact of adopting this standard on the Company’s financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

3. LICENSE AGREEMENTS

IP Monetization Agreement

On June 16, 2016, the Company entered into a Definitive Agreement with Inventergy Innovations, LLC (“Inventergy”), a subsidiary of Inventergy Global, Inc. (“INVT”). The Company partnered with Inventergy to monetize three (3) GTX Patents, which now due to ongoing continuations has grown to 5 Patents, were assigned to an Inventergy subsidiary (“Inventergy LBS, LLC”), and Inventergy assigned a 45% revenue share in net revenue collected on these patents to GTX.

Pursuant to a non-exclusive license back to GTX, GTX will still retain all use rights of the 5 patents. The agreement provides for ongoing royalties based on monetization of IP licenses. The Company recognizes revenue for these licenses upon execution of the licensing agreement. During the period ended December 31, 2019 thirteen licensing agreements were entered into for $247,500 of which our share is 45% or $111,375, plus extra residuals of $1,540.

Inpixon Asset Purchase Agreement

On June 27, 2019 the Company completed its sale and licensing of certain assets and patents (the “Assets”) of GTX to Inpixon, consisting of a portfolio of global positioning system (“GPS”) technologies and intellectual property, including, but not limited to the following:

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

(c) a personnel equipment tracking system (“P.E.T.S.”) and ground personnel safety system (“GPSS”), which includes a combination of hardware and software components, for a GPS and radio frequency (“RF”) based personnel, vehicle and asset-tracking solution designed to provide ground situational awareness and near real-time surveillance of personnel and equipment traveling within a designated area for, among other things, government and military applications; and,

(d) a right to 30% of royalty payments that may be received by GTX in connection with its ownership interest in Inventergy LBS, LLC (“Inventergy LBS”), which is the owner of certain patents related to methods and systems for communication with a tracking device.

The Assets were sold for aggregate consideration of $884,000 consisting of (i) $250,000 in cash delivered at the closing (the “Cash Consideration”) and (ii) 1,000,000 shares of Inpixon’s restricted common stock, par value $0.001 per share (the “Shares”) valued at $634,000 at the date of the sale. 100,000 of the Shares are subject to certain holdback restrictions and forfeiture for the purpose of satisfying indemnification claims. In addition, the Company and Inpixon entered into a six month consulting agreement, pursuant to which the Company will provide services to assist Inpixon with the transition of the assets acquired under the Agreement. Under the consulting agreement, the Company received monthly fees of $15,000 over the 6-month term of the consulting agreement commencing on July 1, 2019.

The Company analyzed and performed an assessment of the terms of the Asset Purchase Agreement with Inpixon pursuant to the provisions of ASC 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, the objective when allocating the transaction price is for an entity to allocate the transaction price to each performance obligation (or distinct good or service) in an amount that depicts the amount of consideration to which the entity expects to be entitled in exchange for transferring the promised goods or services to the customer. Based on the provisions of ASC 606, the Company determined $650,000 of the purchase price represented the value from the licensing agreements and was recognized as revenue at the date of the agreement as all performance obligations had been met; and $184,000 represented the fair value of the consulting services that amortized as revenue as the services were provided over 6 month period ending December 31, 2019. In addition, $50,000 was allotted to deferred revenue and is being amortized over a four year service period, of which $6,250 of this amount was amortized and $43,750 remains deferred at December 31, 2019.

4. INVESTMENTS IN MARKETABLE SECURITIES

The Company’s investments in marketable securities is comprised of shares of stock of two (2) entities with ownership percentages of less than 5%. The Company accounted for these investments pursuant to ASU 320, Investments – Debt and Equity Securities. As such, these investments were recorded at their market value as of December 31, 2019, with the change in fair value being reflected in the statement of operations. These investments consisted of the following:

As of December 31, 2018, the Company owned 42,500 shares of Inventergy Global, Inc. common stock with a fair value of $344. The Company was able to obtain observable evidence that the investment had a market value of $0.02 per share, or an aggregate value of $850 as of the period then ended. As such, the Company recorded an unrealized gain from the change in market value of $506 during the year ended December 31, 2019 in its statement of operations.

In June 2019, the Company acquired 1,000,000 shares of Inpixon’s restricted common stock valued at $634,000, as consideration for the assets sold to Inpixon (see Note 3), and which accounted for less than 5% in equity of Inpixon. During the year ended December 31, 2019, the Company sold 490,000 shares of common stock for $42,778. The Company was able to obtain observable evidence that the remaining 510,000 shares had a market value of $58,374 as of December 31, 2019. As such, the Company recorded a loss from the sale of the shares and change in fair value of the investment, offset of proceeds of $42,778 received from the sale, of $532,848 during the year ended December 31, 2019 which has been reflected in the statement of operations.

5. INVENTORY

Inventories consist of the following:

	December 31,
	2019	2018
Raw materials	$690	$717
Finished goods	35,502	21,850
Total Inventories	$36,192	$22,567

6. PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	December 31,
	2019	2018
Software	$25,890	$25,890
Website development	91,622	91,622
Software development	294,751	294,751
Equipment	1,750	1,750
Less: accumulated depreciation	(395,609)	(355,625)

Total property and equipment, net	$18,404	$58,388

Depreciation expense for the years ended December 31, 2019 and 2018 was $39,984 and $72,096, respectively, and is included in general and administrative expenses.

7. NOTES PAYABLE

The following table summarizes the components of our short-term borrowings:

	December 31,
	2019	2018
(a) Term loans	$210,000	$200,000
(b) Line of credit	98,000	65,000

Total	$308,000	$265,000

(a) Term loans

In 2015, the Company entered into an unsecured term loan agreement with a third party for an aggregate principal balance of $200,000 at an interest rate of 14% per annum. The term loan became due on April 14, 2017. The principal balance outstanding on the note as of December 31, 2019 and December 31, 2018 was $160,000 and $200,000, respectively, and is past due, with $40,000 in principal and $14,186 of accrued interest having been paid down in 2019.

In September of 2019, the Company entered into an unsecured term loan agreement with a third party for an aggregate principal balance of $50,000 at an interest rate of 5% per annum in relation to an Asset Purchase Agreement. The term loan becomes due on April 13, 2020. The principal balance outstanding on the note as of December 31, 2019 and December 31, 2018 was $50,000 and $0, respectively.

(b) Lines of Credit

The Company obtained a line of credit agreement with an accredited investor of $500,000 during 2018. There were three borrowings against the line as of December 31, 2018 for aggregate borrowings of $65,000 and two borrowing in 2019 for $65,000 for a total of $130,000. During the year ended December 31, 2019, the Company repaid $32,000 in principal and all of its accrued interest of $19,465, resulting in a balance due of $ $98,000 as of December 31, 2019.

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

The Company also has line of credit with its business bank, Union Bank, whereby funds can be borrowed at 2 points over prime. During the period ended December 31, 2019 had borrowed $40,000 and had repaid the entire balance. As such there is no balance outstanding as of December 31, 2019.

8. CONVERTIBLE PROMISSORY NOTES – PAST DUE

As of December 31, 2019 and December 31, 2018, the Company had a total of $1,099,278 and $1,313,133, respectively, of convertible notes payable, which consisted of the following:

	December 31, 2019	December 31, 2018
a) Convertible Notes – with fixed conversion	$894,000	$967,000
b) Convertible Notes – with variable conversion	205,278	346,133
Total	1,099,278	1,313,133
Less: Debt discount	-	(20,024)
Total convertible notes, net of debt discount	$1,099,278	$1,293,109

a)	Included in Convertible Notes - with fixed conversion terms, are loans provided to the Company from various investors with principal balances totaling $894,000 as of December 31, 2019. These notes carry simple interest rates ranging from 0% to 14% per annum and with terms ranging from 1 to 2 years. In lieu of the repayment of the principal and accrued interest, the outstanding amounts are convertible, at the option of the note holder, generally at any time on or prior to maturity and automatically under certain conditions, into the Company’s common shares at $0.015 to $0.30 per share. These notes became due in 2017 and prior, and are currently past due.

Convertible notes payable with principal balance of $517,500 were outstanding as of December 31, 2017. During the year ended December 31, 2018, the Company entered into Convertible Promissory Agreements with accredited investors for an aggregate principal balance of $470,000. The Purchasers may convert their notes after six months into common shares in the Company at a price equal to $0.002 to $0.30. The notes bear interest from 1% to 12% mature at various dates ranging from four to six months. The notes were issued pursuant to Section 4(a)(2) of the Securities Act of 1933. On the dates of the agreement, the closing price of the common stock range from $0.0018 to $0.23 per share. As the conversion price embedded in the note agreements was below the trading price of the common stock on the dates of issuance, a beneficial conversion feature (BCF) was recognized at the date of issuance. The Company recognized a debt discount at the date of issuance in the aggregate amount of $181,250 related to the intrinsic value of beneficial conversion feature. During the year ended December 31, 2018, we issued 5,900,000 shares of common stock to convert $40,500 of these outstanding convertible notes and paid down in cash the principal balance on three notes by $2,000.

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

At December 31, 2018, balance of the Convertible Notes was $967,000. During the twelve months ended December 31, 2019, we issued 3,000,000 shares of common stock to convert $6,000 of these outstanding convertible notes (see Note 9) and made payments of $22,000. Additionally, an investor agreed to take $17,500 in cash to satisfy a $45,000 note, resulting in a $27,500 gain on the extinguishment of debt. As of December 31, 2019, balance of the Convertible Notes was $894,000. These notes are currently past due.

On certain of these notes the conversion price embedded in the note agreements was below the trading price of the common stock on the dates of issuance, and a beneficial conversion feature (BCF) was recognized at the date of issuance as a note discount. As of December 31, 2019, the unamortized discount was $0 and was fully amortized during the period ended December 31, 2019.

b)	Convertible notes payable with principal balance of $205,278 as of December 31, 2019 consists of loans provided to the Company from various investors. These notes are non-interest bearing and with terms ranging from 1 to 2 years. In lieu of the repayment of the principal and accrued interest, the outstanding amounts are convertible, at the option of the note holder, generally at any time on or prior to maturity and automatically under certain conditions, into the Company’s common shares at 60% of the lowest trading price in the prior 30 days. The Company determined that since the conversion floor of these notes had no limit to the conversion price, the Company could no longer determine if it had enough authorized shares to fulfil its conversion obligation. As such, pursuant to current accounting guidelines, the Company determined that the conversion feature of these notes created a derivative at the date of issuance which was recorded as a valuation discount that was fully amortized as of December 31, 2019.

Convertible notes payable with principal balance of $406,375 were outstanding as of December 31, 2017, During the year ended December 31, 2018, we issued 5,216,826 shares of common stock to convert $154,329 of outstanding convertible notes. In addition, we paid down $56,000 under the note agreements.

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

At December 31, 2018, balance of the loans was $346,133. During the twelve months ended December 31, 2019, we issued 34,606,359 shares of common stock to convert $152,105 of outstanding convertible notes (see Note 9). In addition, certain of the notes included a penalty provision for non-payment which resulted in an additional finance charge of $11,250 being added to the principal balance. As of December 31, 2019, balance of the Convertible Notes was $205,278. These notes became due in 2019 and prior, and are currently past due.

9. RELATED PARTY TRANSACTIONS

Convertible Notes Due to Related Parties

On September 30, 2016, management elected to convert deferred salaries into long-term convertible promissory notes. The balance of such note at December 31, 2016 was $428,997. On December 31, 2017, management elected to transfer additional accrued salaries into long-term convertible promissory notes, due on March 31, 2019, totaling $241,050. The notes bear a 10% annual interest rate. Management shall have the right, but not the obligation to convert up to 50% of the amount advanced and accrued interest into shares, warrants or options of common or preferred stock of the Company at $0.75 per share. As of December 31, 2017, the outstanding balance on the convertible notes was $670,047.

During the period ended June 30, 2018, the Company recognized additional notes with an aggregate amount of $214,499 which represent 50% of the related party notes that matured on March 31, 2018. The notes are due on March 31, 2019. Such amount was recorded as noncash financing cost during the twelve months ended December 31, 2018. As of December 31, 2019 and 2018, the outstanding balance on the convertible promissory notes was $884,546.

On December 31, 2019 interest of $221,988 is deferred on the above notes and included in accrued expenses to related parties.

Accrued wages and costs - In order to preserve cash for other working capital needs, various officers, members of management, employees and directors agreed to defer portions of their wages and sometimes various out-of pocket expenses since 2011. As of December 31, 2019, and 2018, the Company owed $374,393 and $198,135, respectively, for such deferred wages and other expenses owed for other services which are included in the accrued expenses – related parties on the accompanying balance sheet.

10. DERIVATIVE LIABILITIES

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

At December 31, 2017, the balance of the derivative liabilities was $261,172. During the period ended December 31, 2018, the Company recorded an additional derivative liability with a fair value of $78,396, recorded a gain on extinguishment of derivative liabilities of $119,099 related to notes that were converted and a change in fair value of $11,693. At December 31, 2018, the balance of the derivative liabilities was $232,162.

During the period ended December 31, 2019, the Company recorded a gain on extinguishment of derivative liabilities of $80,799 related to notes that were converted and a change in fair value of $72,173. At December 31, 2019, the balance of the derivative liabilities was $223,536.

At December 31, 2019 and December 31, 2018, the derivative liabilities were valued using a probability weighted Black-Scholes-Merton pricing model with the following assumptions:

	December 31, 2019	December 31, 2018
Conversion feature:
Risk-free interest rate	1.56%	2.57%
Expected volatility	297.87%	504.95%
Expected life (in years)	.1 to .773 years	.1 to .773 years
Expected dividend yield	-	-
Fair Value:
Conversion feature	$223,536	$232,162

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

11. INCOME TAXES

Reconciliations of the total income tax provision tax rate to the statutory federal income tax rate of 21%, 21%, and 34% for the years ended December 31, 2019 and 2018, respectively, are as follows:

	2019	2018

Federal income tax benefit calculated at statutory rate	$199,000	$598,000
State income tax benefit, net of federal benefit	43,000	132,000
Less: Stock based compensation expense	(26,000)	(55,000)
Effect of rate change from 34% to 21%	(2,167,000)	(2,102,000)
Change in valuation allowance	1,951,000	1,427,000
Net tax provision	$-	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows at December 31:

	2019	2018
Deferred tax asset attributable to:
Net operating losses carried forward	$3,502,539	$3,396,282
Less: Valuation allowance	(3,502,539)	(3,396,282)
Net deferred tax asset	$-	$-

At December 31, 2019, the Company had an unused net operating loss carryover approximating $16,686,446, subject to section 382 limitations, that is available to offset future taxable income, which expires beginning in 2028.

The Company established a full valuation allowance. The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized.

12. EQUITY

The Company has 10,000,000 shares of preferred stock authorized. From this pool the following preferred shares have been classified as:

Preferred Stock – Series A

During the year ended December 31, 2018, the Company authorized 1,000,000 of preferred Series A preferred shares, which shares to have voting rights equal to two-thirds of all the issued and outstanding shares of common stock, shall be entitled to vote on all matters of the corporation, and shall have the majority vote of the board of directors. The subject preferred stock lacks any dividend rights, does not have liquidation preference, and is not convertible into common stock. During the year ended December 31, 2018, the Company issued one million shares to certain officers and board members. The Company retained a third-party valuation firm whose input was utilized in determining the related per share valuation of the preferred shares. Based on Management’s assessment and the valuation report, the fair value of the preferred shares was determined to be $0.0463 per share or an aggregate of $46,363. The shares remain outstanding as of December 31, 2019.

Preferred Stock – Series B

During the year ended December 31, 2019, the Company authorized 10,000 shares of preferred stock to be designated available for Series B preferred shares that have a value of $1,000 each and is convertible into common shares at the prevailing stock price for that given day. Holders shall be entitled to receive, and the Corporation shall pay, dividends on shares of Preferred Stock equal (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the Common Stock. No other dividends shall be paid on shares of Preferred Stock, they shall have no voting rights and have liquidation preference.

During the year ended December 31, 2019, the Company issued 1,500 Preferred B shares and 30,000,000 warrants to an accredited investor for their financings for an aggregate value of $150,000. The Preferred Shares shall have a conversion price equal to $0.0025, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the Common Stock. The warrants are exercisable at a price of $0.0025 per share through November 2024.The Company considered the accounting effects of the existence of the conversion feature of the preferred stock, and the issuance of warrants at the date of issuance. In accordance with the current accounting standards, the Company determined that it should account for the fair value of the Conversion feature and relative fair value of the issued warrants (up to the face amount of the preferred Stock) as a deemed dividend and a charge to paid in capital.

Common Stock

The Company issued the following shares of common stock for the years ended December 31:

	2019		2018
	Value of Shares	# of shares	Value of Shares	# of shares
Shares issued for services rendered	$76,880	6,200,000	$60,999	39,580,667

Shares issued for conversion of debt	158,105	37,606,359	194,829	11,116,826
Common shares issued upon exercise of warrants	-	-	-	2,419,961
Shares issued for financing	3,100	250,000	19,090	856,000

Total shares issued	$238,085	44,056,359	$274,918	53,973,454

Shares issued for services rendered were to various members of management, employees and consultants and are generally expensed as Stock-Based Compensation in the accompanying consolidated statement of operations. Also included are shares of common stock issued to our 2018 investors in conjunction with their note and share purchase agreements. Shares issued for conversion of debt relate to conversions of both short and long term debt as discussed in Note 8. Shares issued for financing in 2019 relate to shares granted to investors for their participation in the 2019 financings.

During the year ended December 31, 2019 the Company issued 6,200,000 shares of common stock with a fair value of $76,880 at the date of grant for services. During the year ended December 31, 2018 the Company issued 39,580,667 shares of common stock with a fair value of $60,999 at the date of grant for services.

On October 16, 2018, the Company created a long-term employment retention bonus plan and issued 39,500,000 of restricted common shares to the plan. The shares have a 3-year vesting period and those eligible, employees, directors and advisors must have been with the Company for at least 7 years with an additional 2 years necessary in order to participate in the plan and 3 to become fully vested. The shares will vest with a mandatory 2-year minimum requirement for such vesting to become valid with 33.4% in year two and 66.66% at the end of year three. If the individual leaves the Company prior to vesting the Company or its assignee retains the option to repurchase the unvested shares at par. The shares had a fair value of $1,086,250 at the date of grant, which cost will be amortized over the three-year vesting period. During the year ended December 31, 2018 the Company amortized $43,229 relating to shares vesting during the period.

During the year ending December 31, 2019, management and employees agreed to cancel 36 million shares of management’s stock and all shares were returned to treasury. As shares never vested, the Company reversed the previously recorded stock compensation costs. The remaining 3,500,000 shares continue to be amortized to expense as the shares vest. As a result, during the year ending December 31, 2019, the Company recognized net cost of ($4,461) related to the retention plan, and the remaining/adjusted balance of $57,483 in unamortized expense will be recognized as compensation cost as the remaining shares vest. The board is evaluating a new employee stock option plan (ESOP) and intends to select a new plan by the end of the 2020.

During the year ended December 31, 2019 the Company issued 250,000 shares of common stock with a fair value of $3,100 at the date grant for financing costs. During the year ended December 31, 2018 the Company issued 856,000 shares of common stock with a fair value of $19,090 at the date grant for financing costs.

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

A summary of the Company’s warrant activity and related information is provided below (the exercise price and the number of shares of common stock issuable upon the exercise of outstanding warrants have been adjusted to reflect a 1-for-75 reverse stock split.):

	Exercise Price $	Number of Warrants
Outstanding and exercisable at December 31, 2017	0.0125 - 0.03	13,852,000
Warrants exercised	0.0125 - 0.015	(2,865,000)
Warrants granted	0.01 - 0.04	750,000
Warrants expired	0.015 - 0.02	(182,000)
Outstanding and exercisable at December 31, 2018	0.0125 - 0.04	11,555,000
Warrants exercised	-	-
Warrants granted	0.0025 - 0.011	35,250,000
Warrants expired	0.0125 - 2.25	(10,805,000)
Outstanding and exercisable at December 31, 2019	0.0025 - 0.04	36,000,000

Stock Warrants as of December 31, 2019
Exercise	Warrants	Remaining	Warrants
Price	Outstanding	Life (Years)	Exercisable
$0.0025	30,000,000	4.98	30,000,000
$0.01	3,000,000	1.03	3,000,000
$0.011	2,500,000	1.00	2,500,000
$0.040	500,000	0.23	500,000

During the period ended December 31, 2018, 2,865,000 warrants were exercised on a cashless basis that resulted in the issuance of 2,419,962 shares of common stock, in addition warrants 182,000 expired and 750,000 were issued.

During the year ended December 31, 2019, 5,000,000 of the warrants issued were related to financings with total fair value at grant date of $49,992, and 250,000 warrants were issued related to an advisory agreement with total fair value at grant date of $4,799, 30,000,000 have a 2-year term and have a strike price of $0.01, and 2,500,000 has a 1.7-year term with a strike price of $0.011.

During the period ended December 31, 2019, no warrants were exercised, and 10,805,000 expired and 35,250,000 were granted. The 36,000,000 outstanding and exercisable warrants at December 31, 2019 has no intrinsic value.

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

The Plan provides for the issuance of a maximum of 7,000,000 shares of which, after adjusting for estimated pre-vesting forfeitures and expired options, approximately 2,235,000 were available for issuance as of December 31, 2019.

No options were granted during 2019 and 2018.

13. COMMITMENTS & CONTINGENCIES

Bonuses

The Company has an employment agreement with its CEO which, among other provisions, provide for the payment of a bonus, as determined by the Board of Directors, in amounts ranging from 15% to 50% of the executive’s yearly compensation, to be paid in cash or stock at the Company’s sole discretion, if the Company has an increase in year over year revenues and the Executive performs his duties (i) within the time frame budgeted for such duties and (ii) at or below the cost budgeted for such duties. No such bonuses were declared or accrued during the years ending December 31, 2019 or 2018.

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

14. SUBSEQUENT EVENTS

On January 15, 2020 we issued 500,000 shares of stock to a consulting firm at a price of $0.009 for a fair value of $4,500.

On January 22, 2020, we retired $10,200 in convertible debt and issued equity in the form of common stock of 3,400,000 shares.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity for the year ended December 31, 2020.

On January 31, 2020, a director resigned from the Company’s board of director’s, due to retirement.

On February 27, 2020 we issued 1,000,000 shares of stock to a consulting firm at a price of $0.017 for a fair value of $17,000.

On March 3, 2020, we retired $11,250 in convertible debt and issued equity in the form of common stock of 3,750,000 shares.

On March 6, 2020, we retired $35,000 in debt and $3,150 in accrued interest on convertible debt and issued equity in the form of common stock of 31,792 shares at a price of $1.20.

March 24, 2020, we received another $50,000 per the SPA from an approved investor.

