Form 10-Q
period 2020-03-31
GTX CORP
filed 2020-05-18
CIK 1375793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2020

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 91,851,587 common shares issued and outstanding as of May 18, 2020.

GTX CORP AND SUBSIDIARIES

For the quarter ended March 31, 2020

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

GTX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$97,406	$125,200
Accounts receivable, net	25,976	47,818
Inventory	31,269	36,192
Investment in marketable securities	4,896	59,224
Other current assets	13,779	10,383
Total current assets	173,326	278,817

Property and equipment, net	14,328	18,404
Intangible assets	15,000	15,000

Total assets	$202,654	$312,221

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$187,341	$203,126
Accrued expenses	420,996	441,082
Accrued expenses, related parties	762,355	680,119
Deferred revenues	56,850	70,072
Convertible promissory notes, net of discount, past due	1,042,828	1,099,278
Convertible notes, related parties	884,546	884,546
Notes payable	249,675	308,000
Derivative liabilities	84,950	223,536
Total current liabilities	3,689,541	3,909,759

Commitments and contingencies

Stockholders’ deficit:
Preferred stock series A, $0.001 par value; 1,000,000 shares authorized; 1,000,000 shares issued and outstanding at March 31, 2020 and December 31, 2019	100	100
Preferred stock series B, $0.001 par value; 10,000 shares authorized, 2,000 and 1,500 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	2	1
Common stock, $0.0001 par value; 2,071,000,000 shares authorized; 80,101,587 and 71,419,795 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	8,010	7,142
Additional paid-in capital	20,107,612	19,954,738
Accumulated deficit	(23,602,611)	(23,559,519)
Total stockholders’ deficit	(3,486,887)	(3,597,538)
Total liabilities and stockholders’ deficit	$202,654	$312,221

See accompanying notes to condensed consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Product sales	$31,607	$19,402
Service income	65,109	49,754
Licensing income	-	33,750
Total revenues	96,716	102,906

Cost of products sold	23,402	15,896
Cost of service revenue	11,236	24,014
Cost of licensing revenue	-	-
Total cost of goods sold	34,638	39,910

Gross margin	62,078	62,996

Operating expenses:
Wages and benefits	160,900	183,128
Professional fees	45,941	216,414
Sales and marketing expenses	6,760	1,563
General and administrative	68,686	79,429

Total operating expenses	282,287	480,534

Loss from operations	(220,209)	(417,538)

Other income/(expenses):
Gain on conversion of convertible notes	37,479	-
Gain on marketable securities	91,873	506
Amortization of debt discount	-	(20,024)
Change in fair value of derivative	138,586	(32,273)
Interest expense and financing costs	(40,821)	(87,146)

Total other income/(expenses)	227,117	(138,937)

Net income (loss)	6,908	(556,475)

Deemed dividend to series-B preferred stockholders	(50,000)	-

Net loss attributable to common stockholders	$(43,092)	$(556,475)

Weighted average number of common shares outstanding - basic and diluted	75,983,223	71,310,111

Net income/(loss) per common share - basic and diluted	$(0.00)	$(0.01)

See accompanying notes to condensed consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Three Months Ended March 31, 2020 and March 31, 2019 (Unaudited)

	For the Three Months Ended March 31, 2020 (Unaudited)

	Preferred Stock						Additional
	Series A		Series B		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 31, 2020	1,000,000	$100	1,500	$1	71,419,795	$7,142	$19,954,738	$(23,559,519)	$(3,597,538)
Issuance of common stock for services	-	-	-	-	1,500,000	150	23,450	-	23,600
Issuance of common stock for conversion of debt	-	-	-	-	7,181,792	718	21,404	-	22,122
Issuance of preferred stock for financings	-	-	500	1	-	-	49,999	-	50,000
Deemed dividend on fair value of warrants & conversion feature associated with preferred stock	-	-	-	-	-	-	50,000	(50,000)	-
Fair Value of common stock issued to management	-	-	-	-	-	-	8,021	-	8,021
Net income	-	-	-	-	-	-	-	6,908	6,908
Balance, March 31, 2020	1,000,000	$100	2,000	$2	80,101,587	$8,010	$20,107,612	$(23,602,611)	$(3,486,887)

For the Three Months Ended March 31, 2019 (Unaudited)

	Preferred Stock						Additional
	Series A		Series B		Common Stock		Paid-In		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 31, 2019	1,000,000	$100	-		63,363,436	$6,336	$19,367,130	$(22,283,194)	$(3,449,628)
Issuance of common stock for services	-		-	-	6,200,000	620	72,260	-	76,880
Issuance of common stock for conversion of debt	-	-	-	-	11,147,308	1,115	51,031	-	52,146
Issuance of common stock for financings	-	-	-	-	250,000	25	3,075	-	3,100
Issuance of warrants for financings	-	-	-	-	-	-	22,492	-	22,492
Issuance of warrants for services	-	-	-	-	-	-	4,799	-	4,799
Fair Value of common stock issued to management	-	-	-	-	-	-	122,726	-	122,726
Net loss	-	-	-	-	-	-	-	(556,475)	(556,475)
Balance, March 31, 2019	1,000,000	$100	-	$-	80,960,744	$8,096	$19,647,513	$(23,379,669)	$(3,723,960)

See accompanying notes to condensed consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net income / (loss)	$6,908	$(556,475)
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Depreciation and amortization	4,076	18,594
Gain on marketable securities	(91,873)	(506)
Stock-based compensation	23,600	81,679
Change in fair value of derivative	(138,586)	32,273
Amortization of debt discount	-	20,024
Repatriation of retention bonus shares	8,021	122,726
Gain on the settlement of debt	(37,479)	-
Interest added to convertible note balance	18,907	36,843
Changes in operating assets and liabilities:
Accounts receivable	21,842	19,982
Inventory	4,923	(31,415)
Other current and non-current assets	(3,396)	467
Accounts payable and accrued expenses	(51,627)	(19,098)
Accrued expenses - related parties	82,236	182,265
Deferred revenues	(13,222)	(10,000)

Net cash used in operating activities	(165,670)	(102,641)

Cash flows from investing activities
Proceeds from the sale of marketable securities	146,201	-

Net cash provided by investing activities	146,201	-

Cash flows from financing activities
Proceeds from line of credit	2,500	65,000
Proceeds from issuance of preferred stock	50,000	-
Payments on debt	(60,825)	(2,500)

Net cash provided by financing activities	(8,325)	62,500

Net change in cash and cash equivalents	(27,794)	(40,141)

Cash and cash equivalents, beginning of period	125,200	69,856

Cash and cash equivalents, end of period	$97,406	$29,715

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$8,351	$5,523

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock for conversion of debt	$22,122	$52,146

See accompanying notes to condensed consolidated financial statements.

GTX CORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

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

Global Trek Xploration, Inc. focuses on the design, manufacturing and sales distribution of its hardware, software, and connectivity, Global Positioning System (“GPS”) and Bluetooth Low Energy (“BLE”) monitoring and tracking platform, which provides real-time tracking and monitoring of people and high valued assets. Utilizing a miniature quad-band GPRS transceiver, antenna, circuitry, battery and inductive charging pad our solutions can be customized and integrated into numerous products whose location and movement can be monitored in real time over the Internet through our 24x7 tracking portal or on a web enabled cellular telephone. Our core products and services are supported by an intellectual property (“IP”) portfolio of patents, patents pending, registered trademarks, copyrights, URLs and a library of software source code, all of which is also managed by Global Trek.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of GTX have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included. Our operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2019, which are included in our Annual Report on Form 10-K.

The accompanying consolidated financial statements reflect the accounts of GTX Corp and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has a stockholders’ deficit of $3,486,887 and negative working capital of $3,516,215 as of March 31, 2020 and used cash in operations during the period then ended. The Company anticipates further losses in the development of its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan until such time as revenues and related cash flows are sufficient to fund our operations.

The Company’s independent registered public accounting firm has also included explanatory language in their opinion accompanying the Company’s audited financial statements for the year ended December 31, 2019. The Company’s financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

IP Licensing Revenue

Licensing revenue recorded by the Company relates exclusively to the Company’s License and Partnership agreement with Inventergy which provides for ongoing royalties based on monetization of IP licenses. The Company recognizes revenue for royalties under ASC 606, which provides revenue recognition constraints by requiring the recognition of revenue at the later of the following: 1) sale or usage of the products or 2) satisfaction of the performance obligations. The Company has satisfied its performance obligations and therefore recognizes licensing revenue when the sales to which the license(s) relate are completed. During the period ended March 31, 2020 the Company did not recognize any licensing revenue, there was $33,750 of licensing revenue in 2019.

Disaggregation of Net Sales

The following table shows the Company’s disaggregated net sales by product type:

	March 31, 2020	March 31, 2019
Product sales	$31,607	$19,402
Service income	65,109	49,754
IP and consulting income	-	33,750
Total	$96,716	$102,906

The following table shows the Company’s disaggregated net sales by customer type:

	March 31, 2020	March 31, 2019
B2B	$52,735	$31,899
B2C	43,981	37,267
IP	-	33,750
Total	$96,716	$102,906

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

As of March 31, 2020, the Company had four customers representing approximately 45%, 14%, 10% and 9% of sales, respectively, and three customers representing approximately 36%, 13% and 11% of total accounts receivable, respectively. The Company had four customers representing approximately 33%, 32%, 13% and 8% of sales, respectively, and three customers representing approximately 56%, 11%, and 10% of total accounts receivable, respectively, for the three months ended March 31, 2019.

Stock-based Compensation

The Company accounts for share-based awards to employees and nonemployees directors and consultants in accordance with the provisions of ASC 718, Compensation—Stock Compensation., and under the recently issued guidance following FASB’s pronouncement, ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Under ASC 718, and applicable updates adopted, share-based awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service, or vesting, period. The Company values its equity awards using the Black-Scholes option pricing model, and accounts for forfeitures when they occur.

Marketable Securities

The Company’s securities investments that are acquired and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value based on quoted market price (level 1) on the balance sheet in current assets, with the change in fair value during the period included in earnings. As of March 31, 2020 and December 31, 2019 the fair value of our investment in marketable securities was $4,896 and $59,224.

Derivative Liabilities

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

	March 31,
	2020	2019
Warrants	40,500,000	13,360,000
Preferred B shares	80,000,000	-
Conversion shares upon conversion of notes	66,909,812	116,011,447
Total	187,409,812	129,371,447

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

3. INVESTMENT IN MARKETABLE SECURITIES

In June 2019, the Company acquired 22,222 shares of Inpixon’s restricted common stock (after giving effect to a 1:45 stock split) valued at $634,000. As of December 31, 2019, after the sale of 10,889 Inpixon shares, the Company owned 11,333 Inpixon shares with a fair value of $58,374. During the period ended March 31, 2020, the Company sold 8,500 of its Inpixon shares for total proceeds of $146,201 and recognized a gain from the sale of these shares of $102,420. The Company was able to obtain observable evidence that the remaining 2,833 shares had a market value of $3,953 as of March 31, 2020, as such, the Company recorded a loss from the decrease in the fair value of the shares of $10,640, resulting in a net gain from their investment in Inpixon shares of $91,780 during the current period ended March 31, 2020.

4. INVENTORY

Inventories consist of the following:

	March 31, 2020	December 31, 2019
Raw materials	$663	$690
Finished goods	30,606	35,502
Total Inventories	$31,269	$36,192

5. PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	March 31, 2020	December 31, 2019
Software	$25,890	$25,890
Website development	91,622	91,622
Software development	294,751	294,751
Equipment	1,750	1,750
Less: accumulated depreciation	(399,685)	(395,609)
Total property and equipment, net	$14,328	$18,404

Depreciation expense for the period ended March 31, 2020 and 2019 was $4,076 and $18,279, respectively, and is included in general and administrative expenses.

6. NOTES PAYABLE

The following table summarizes the components of our short-term borrowings:

	March 31, 2020	December 31, 2019
(a) Term loans	$185,000	$210,000
(b) Revolving lines of credit	64,675	98,000

Total	$249,675	$308,000

(a) Term loans

In 2015, the Company entered into an unsecured term loan agreement with a third party for an aggregate principal balance of $200,000 at an interest rate of 14% per annum, with the interest adjusted as of December 2019 to 8.5%. The term loan became due on April 14, 2017. The principal balance outstanding on the note as of March 31, 2020 and December 31, 2019 was $135,000 and $160,000, respectively, and is past due, with $25,000 in principal and $4,287 of accrued interest having been paid down in 2020.

In September of 2019, the Company entered into an unsecured term loan agreement with a third party for an aggregate principal balance of $50,000 at an interest rate of 5% per annum in relation to an Asset Purchase Agreement. The term loan becomes due on September 13, 2020. The principal balance outstanding on the note as of March 31, 2020 and December 31, 2019 was $50,000, respectively.

(b) Lines of Credit

The Company obtained a line of credit agreement with an accredited investor of $500,000 during 2018. There were three borrowings against the line as of December 31, 2018 for aggregate borrowings of $65,000 and two borrowing in 2019 for $65,000 for a total of $130,000. During the year ended December 31, 2019, the Company repaid $32,000 in principal and all of its accrued interest of $19,465, resulting in a balance due of $98,000 as of December 31, 2019. During the period ended March 31, 2020, the Company repaid $35,500 in principal and all of its accrued interest of $914, resulting in a balance due of $62,500 as of March 31, 2020.

The line bears interest of 17%. The line is based upon GTX providing the investor with purchase orders and use of proceeds, including production of goods schedules and loan repayment timelines. These loans/drawdowns are specifically for product, inventory and/or purchase order financing. Upon completion of the terms of the Line of Credit, GTX Corp. will issue to the investor 7,500,000 shares of GTX common stock or $75,000 of GTX common stock, whichever is greater.

The Company also has line of credit with its business bank, Union Bank, whereby funds can be borrowed at 2 points over prime. During the period ended March 31, 2020 had borrowed $2,500 and had repaid $325 of the balance. As such the balance outstanding as of March 31, 2020 is $2,275.

7. CONVERTIBLE PROMISSORY NOTES – PAST DUE

As of March 31, 2020 and December 31, 2019, the Company had a total of $1,042,828 and $1,099,278, respectively, of outstanding convertible notes payable, which consisted of the following:

	March 31, 2020	December 31, 2019
a) Convertible Notes – with fixed conversion terms	$837,550	$894,000
b) Convertible Notes – with variable conversion	205,278	205,278
Total convertible notes, net of debt discount	$1,042,828	$1,099,278

a)	Included in Convertible Notes - with fixed conversion terms, are loans provided to the Company from various investors These notes carry simple interest rates ranging from 0% to 14% per annum and with terms ranging from 1 to 2 years. In lieu of the repayment of the principal and accrued interest, the outstanding amounts are convertible, at the option of the note holder, generally at any time on or prior to maturity and automatically under certain conditions, into the Company’s common shares at $0.015 to $0.30 per share. These notes became due in 2017 and prior, and are currently past due.

At December 31, 2019, balance of the convertible notes was $894,000. During the three months ended March 31, 2020, we issued 7,150,000 shares of common stock to convert $21,450 of these outstanding convertible notes. Additionally, an investor agreed to convert a $35,000 and $3,150 in accrued interest on a convertible note at its $1.20 conversion rate for 31,792 shares of common stock with a fair value of $671, resulting in a $37,479 gain on the extinguishment of debt. As of March 31, 2020, the balance of the outstanding convertible notes was $837,550. These notes are currently past due.

b)	Convertible notes payable with principal balance of $205,278 as of March 31, 2020 consist of loans provided to the Company from various investors. These notes are non-interest bearing and with terms ranging from 1 to 2 years. In lieu of the repayment of the principal and accrued interest, the outstanding amounts are convertible, at the option of the note holder, generally at any time on or prior to maturity and automatically under certain conditions, into the Company’s common shares at 60% of the lowest trading price in the prior 30 days. The Company determined that since the conversion floor of these notes had no limit to the conversion price, the Company could no longer determine if it had enough authorized shares to fulfil its conversion obligation. As such, pursuant to current accounting guidelines, the Company determined that the conversion feature of these notes created a derivative at the date of issuance which was recorded as a valuation discount that was fully amortized as of December 31, 2019. At December 31, 2019, balance of the loan was $205,278. These notes became due in 2019 and prior, and are currently past due.

8. RELATED PARTY TRANSACTIONS

Convertible Notes Due to Related Parties

Convertible Notes to Related Parties represent amounts due to members of Management for past services that were converted to notes payable in prior years. Under the note agreement, the holder shall have the right, but not the obligation, to convert up to 50% of the amount advanced and accrued interest into shares, warrants or options of common or preferred stock of the Company at $0.01 per security.

As of March 31, 2020 and December 31, 2019, the outstanding balance on the convertible promissory notes was $884,546. As of March 31, 2020 and December 31, 2019, interest of $244,283 and $221,988 respectively, is deferred on the above notes and included in accrued expenses to related parties.

Accrued wages and costs - In order to preserve cash for other working capital needs, various officers, members of management, employees and directors agreed to defer portions of their wages and sometimes various out-of-pocket expenses since 2011. As of March 31, 2020, and December 31, 2019, the Company owed $417,041 and $374,393, respectively, for such deferred wages and other expenses owed for other services which are included in the accrued expenses – related parties on the accompanying balance sheet.

9. DERIVATIVE LIABILITIES

Under authoritative guidance used by the FASB on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The Company has issued certain convertible notes which conversion prices are based on a future market price. However, since the number of shares to be issued is not explicitly limited, the Company is unable to conclude that enough authorized and unissued shares are available to share settle the conversion option. As a result, the conversion option is classified as a liability and bifurcated from the debt host and accounted for as a derivative liability in accordance with ASC 815 and will be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

At December 31, 2019, the balance of the derivative liabilities was $223,536. At March 31, 2020, the balance of the derivative liabilities was $84,950 resulting in a decrease of $138,586 that was reflected in other income on the accompanying statement of operations.

At March 31, 2020 and December 31, 2019, the derivative liabilities were valued using a Black-Scholes-Merton pricing model with the following assumptions:

	March 31, 2020	December 31, 2019
Conversion feature:
Risk-free interest rate	0.015%	1.56%
Expected volatility	277.58%	297.87%
Expected life (in years)	.1 to .773 years	.1 to .773 years
Expected dividend yield	-	-
Fair Value:
Conversion feature	$84,950	$223,536

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

10. EQUITY

The Company has 10,000,000 shares of preferred stock authorized. From this pool the following preferred shares have been classified as:

Preferred Stock – Series A

During the year ended December 31, 2018, the Company authorized 1,000,000 of Series A preferred shares, which shares have voting rights equal to two-thirds of all the issued and outstanding shares of common stock, shall be entitled to vote on all matters of the corporation, and shall have the majority vote of the board of directors. The subject preferred stock lacks any dividend rights, does not have liquidation preference, and is not convertible into common stock. During the year ended December 31, 2018, the Company issued one million Series A preferred shares to certain officers and board members. The shares remain outstanding as of March 31, 2020.

Preferred Stock – Series B

During the year ended December 31, 2019, the Company authorized 10,000 shares of preferred stock to be designated available for Series B preferred shares that have a value of $1,000 each and are convertible into common shares at fixed price of $0.0025. Holders shall be entitled to receive, and the Company shall pay, dividends on shares of Series B Preferred Stock equal (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the Company’s Common Stock. No other dividends shall be paid on shares of Series B Preferred Stock, and they shall have no voting rights and have liquidation preference. During the year ended December 31, 2019, the Company issued 1,500 Preferred B shares.

During the period ended March 31, 2020, the Company issued 500 Series B preferred shares and 5,000,000 warrants to an accredited investor for their financings for an aggregate value of $50,000. The Series B preferred shares and warrants shall have a fixed conversion price equal to $0.0025 of common stock, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the Common Stock. The warrants are exercisable at a price of $0.0025 per share through March 2025. The Company considered the accounting effects of the existence of the conversion feature of the Series B Preferred Stock, and the issuance of warrants at the date of issuance. In accordance with the current accounting standards, the Company determined that it should account for the fair value of the conversion feature and relative fair value of the issued warrants (up to the face amount of the Series B Preferred Stock) as a deemed dividend of $50,000 and a charge to paid in capital.

Common Stock

During the period ended March 31, 2020 the Company issued 1,500,000 shares of common stock with a fair value of $23,600 at the date of grant for services. During the period ended March 31, 2019 the Company issued 6,200,000 shares of common stock with a fair value of $76,880 at the date of grant for services.

On October 16, 2018, the Company created a long-term employment retention bonus plan and issued 39,500,000 of restricted common shares to the plan. In 2019, 36,000,000 of these shares were cancelled. The remaining 3,500,000 shares have a 3-year vesting period and those eligible, employees, directors and advisors must have been with the Company for at least 7 years with an additional 2 years necessary in order to participate in the plan and 3 to become fully vested. The shares will vest with a mandatory 2-year minimum requirement for such vesting to become valid with 33.4% in year two and 66.66% at the end of year three. If the individual leaves the Company prior to vesting, the Company or its assignee retains the option to repurchase the unvested shares at par. During the period ending March 31, 2020, the Company recognized a cost of $8,021 related to the retention plan, and the remaining/adjusted balance of $49,462 in unamortized expense will be recognized as compensation cost as the remaining shares vest. The board is evaluating a new employee stock option plan (ESOP) and intends to select a new plan by the end of the 2020.

During the period ended March 31, 2019 the Company issued 250,000 shares of common stock with a fair value of $3,100 at the date grant for financing costs.

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

A summary of the Company’s warrant activity and related information is provided below (the exercise price and the number of shares of common stock issuable upon the exercise of outstanding warrants have been adjusted to reflect a 1-for-75 reverse stock split.):

	Exercise Price $	Number of Warrants
Outstanding and exercisable at December 31, 2019	0.0025 – 0.04	36,000,000
Warrants exercised	-	-
Warrants granted	0.0025	5,000,000
Warrants expired	0.04	(500,000)
Outstanding and exercisable at March 31, 2020	0.0025 - 0.011	40,500,000

Stock Warrants as of March 31, 2020
Exercise	Warrants	Remaining	Warrants
Price	Outstanding	Life (Years)	Exercisable
$0.011	2,500,000	0.75	2,500,000
$0.025	35,000,000	4.79	35,000,000
$0.01	3,000,000	.78	3,000,000

During the period ended March 31, 2020, 5,000,000 of the warrants issued in connection with the issuance of our preferred stock. The warrants have a 5-year term and have a strike price of $0.0025.

The outstanding and exercisable warrants at March 31, 2020 had an intrinsic value of approximately $440,000.

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

The 2008 Plan provides for the issuance of a maximum of 7,000,000 shares, of which, after adjusting for estimated pre-vesting forfeitures and expired options, approximately 2,235,000 were available for issuance as of March 31, 2020.

No options were granted during the period ending March 31, 2020.

11. COMMITMENTS & CONTINGENCIES

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

COVID-19

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company’s business is highly uncertain and difficult to predict, as the responses that the Company, other businesses and governments are taking continue to evolve. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause a local and/or global economic recession. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and economy as a whole. The magnitude and overall effectiveness of these actions remain uncertain.

To date, we have not experienced any significant changes in our business that would have a significant negative impact on our consolidated statements of operations or cash flows.

The severity of the impact of the COVID-19 pandemic on the Company’s business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company’s customers, service providers and suppliers, all of which are uncertain and cannot be predicted. As of the date of issuance of Company’s financial statements, the extent to which the COVID-19 pandemic may in the future materially impact the Company’s financial condition, liquidity or results of operations is uncertain.

12. SUBSEQUENT EVENTS

On April 6, 2020, we issued 3,750,000 shares of common stock to an investor for converting $11,250 in debt from a convertible note that was issued in the first quarter of 2018.

On April 22, 2020, we issued 4,000,000 shares of common stock to an investor for converting $12,000 in debt from a convertible note that was issued in the first quarter of 2018.

On April 24, 2020, we issued 4,000,000 shares of common stock to a consulting firm, valued at $67,200 as part of their engagement for marketing and business development.

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

Organization and Presentation

During the periods covered by the accompanying financial statements, GTX Corp and its subsidiaries (the “Company”, “GTX”, “we”, “us”, and “our”) were engaged in business operations that design, manufacture and sell various interrelated and complementary products and services in the wearable technology and Personal Location Services marketplace. GTX owns 100% of the issued and outstanding capital stock of its two subsidiaries - Global Trek Xploration, Inc. and LOCiMOBILE, Inc.

Global Trek Xploration is a California corporation which engages in the business of, design, development, manufacturing and sales of Global Positioning Satellite (“GPS”), Cellular, Radio Frequency (“RF”), Near Field Communications (“NFC”), WiFi, and Bluetooth low energy (“BLE”) monitoring and tracking solutions. GTX is vertically integrated and provides hardware, software and connectivity, delivering a location-based platform that enables subscribers to track in real time the whereabouts of people, or high valued assets. Our proprietary GPS devices, which consist of a miniature quad-band General Packet Radio Service (“GPRS”) transceiver, custom antenna, circuitry, battery and inductive charging pad can be customized and integrated into numerous form factors. The finished products are then placed or worn so that their location and movement can be monitored in real time over the Internet through our 24x7 tracking portal or on a web-enabled cellular telephone.

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

Operations

The Company designs, develops, manufactures, distributes and sells related tracking and monitoring products and services, using GPS, BLE, RF and NFC technology, through a global business to business (“B2B”) and business to consumer (“B2C”) network of resellers, affiliates, distributors, nonprofit organizations, government agencies, police departments, manufacturers reps and retailers. Offering a variety of hardware devices, a proprietary Internet of things (“IoT”) enterprise monitoring platform and a licensing subscription business model, the Company provides a complete end to end solution of hardware, middleware, apps, connectivity, licensing and professional services, letting our customers know where or how someone, or something, is at the touch of a button, delivering safety, security and peace of mind in real-time. With the exception of our military products, all of our consumer and enterprise tracking products funnel into the GTX Corp IoT monitoring platform which supports end user customers in over 35 countries. The Company is also in the business of licensing intellectual property and monetizing its patent portfolio.

Overview

Like most companies the novel coronavirus disease of 2019 (“COVID-19”) had an impact on our first quarter of 2020. Our supply chains were disrupted and many of the companies we work with both customers and suppliers experienced a slowdown in productivity, however in spite of COVID-19 we still managed to maintain our revenues and profit margins, reduce our expenses and retire some debt. As the Company continued to focus on building channels of distribution and expanding its product line of embedded smart wearable tracking devices, Stand-Alone GPS devices, Digital Apps, NFC solutions and government agency human and asset tracking solutions, beginning in the first quarter of 2020 GTX launched its Health and Safety business unit and joined the Southern California Biomedical COVID-19 Countermeasures Taskforce. As one of the first products launched under the new Health and Safety umbrella, GTX introduced to the market place a new patented wearable technology noise reduction system designed to protect the wearer from loud background noises, without interfering or drowning out direct verbal communication. The patented noise reduction ear buds (“NRBz”) are designed to reduce loud background noise by up to 40 dB’s without attenuating low direct noise such as someone speaking to you. We believe NRBz are perfect for military, law enforcement, first responders, hunters, recreational firearms users, oil and gas workers, race car drivers, motorcycle riders and people with autism. Close to 30 million people are exposed to dangerous noise in the workplace, costing billions in treatments and lost productivity, while the Veterans Association spends close to $1 billion a year in hearing loss disability payments. NRBz, created by Hearing Armor, LLC, are a natural companion product to many of our safety and monitoring solutions we currently sell through our existing channels and will help open doors into new market segments we identified on our strategic roadmap for 2020. Shortly thereafter we launched the sale of protective face coverings.

During the first quarter of 2020 following the Sri Lanka government approving their annual budget of $17.5 billion, GTX received an Official Letter and Certificate (registration number F191478) approving GTX as a registered supplier for the year 2019 and 2020 under the Ministry of Defense for categories J6, J28, J29, J44, J57, J70, RS1 and RS2 along with a notice of an initial test order. The order was successfully shipped and processed through their government systems, products are undergoing testing and we expect post-COVID-19 pandemic to receive follow on orders. Subsequently, the Sri Lanka Ministry of Defense has put out a tender for millions of personal protective equipment, to which GTX is responding.

During the first quarter of 2020, we did not sign any new IP licensing agreements and did not recognize any revenues from granting non-exclusive intellectual property licenses to companies that are using or want to use our patented technology in the marketplace. We attribute this predominately to COVID-19, as many companies, legal teams, and court houses were all beginning to deal with the pandemic and making plans to implement shelter in place policies. We expect this to be a temporary setback and as the economy begins to reopen up in the second and third quarter, we expect this part of our business to slowly reopen up as well.

Coming off a strong 2019, we took the opportunity to invest in our future, by ramping up our NFC development projects, whereby we are integrating our NFC tags with Blockchain technology and started developing a secured, scalable middleware layer that sits in-between our NFC devices and third-party backend platforms. We are now working with several partners that provide various vertical specific Blockchain, IoT and artificial intelligence-backend platforms but needed a secure and seamless flow of data from hardware to backend. We expected to begin pilots of our middleware layer in the first quarter of 2020; however, due to COVID-19 many of these pilots were put on hold. As with our IP, we expect this part of our business to resume as the world comes back online. We believe there will be even a greater demand for this technology as the world supply chains recognize the importance of knowing exactly where all your products are in real time. We have been in discussion with many of our customers that have shown interest in piloting our track and trace NFC solutions.

During the first quarter of 2020, we continued development of our next generation miniaturized GPS tracking device, which will utilize a host of new technologies, including CatM1, NB-IoT, enhanced Wifi, and Bluetooth, for better accuracy, faster location requests and less power consumption. This new hardware platform will be small enough to be embedded into our line of wearable technology and offered as a licensed hardware platform as well. We had expected to have prototypes and go into certification and production this quarter, however again due to CODVID-19 we experienced some delays. Many of our suppliers and contractors are slowly coming back online and we are starting to resume development efforts and expect to be back to 75% capacity by end of May 2020 and possibly 95% by end of June 2020.

As part of our ongoing effort to reduce our debt and clean up our balance sheet, we sold some of our INPX securities and used part of that capital to pay down some of our long-term debt.

As we continue to navigate in these unprecedented times ensuring the safety of all of our employees, establishing new social distancing guidelines and policies and work with our partners across the globe to reopen for business, we are starting to sense that productivity is starting to slowly resume, under a new normal, meaning things are moving but moving slowly. Once we get a sense for how our customers and suppliers weathered the pandemic, we will be better equipped to assess the long-term impact, if any, to GTX. For now, we hope all our stakeholders are safe and healthy.

Lastly, on January 31, 2020, a director resigned from the Company’s board of director’s, due to retirement.

Results of Operations

The following discussion should be read in conjunction with our interim consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report.

Three Months Ended March 31, 2020 (“Q1 2020”) Compared to the Three Months Ended March 31, 2019 (“Q1 2019”)

	Three Months Ended March 31,
	2020		2019
	$	% of Revenues	$	% of Revenues

Product sales	31,607	33%	19,402	19%
Service income	65,109	67%	49,754	48%
IP royalties	-	0%	33,750	33%
Total revenues	96,716	100%	102,906	100%
Cost of products sold	23,402	24%	15,896	15%
Cost of service revenue	11,236	12%	5,988	6%
Cost of licensing revenue	-	0%	18,026	18%
Cost of goods sold	34,638	36%	39,910	39%
Gross profit	62,078	64%	62,996	61%

Operating expenses:
Wages and benefits	160,900	166%	183,128	178%
Professional fees	45,941	48%	216,414	210%
Sales and marketing expenses	6,760	7%	1,563	2%
General and administrative	68,686	71%	79,429	77%
Total operating expenses	282,287	292%	480,534	467%

Gain/(loss) from operations	(220,209)	-228%	(417,538)	-406%

Other (expense)/income, net	227,117	235%	(138,937)	-135%
Net income/(loss)	6,908	7%	(556,475)	-541%

Revenues

Revenues as a whole in Q1 2020 decreased by 6% or $6,191 in comparison to Q1 2019, primarily due to the slowing down of the world economic conditions due to the Corona virus. Services income increased 31%, which includes increases in professional fees. Product revenues increased in Q1 2020 by 63% or $12,204 over Q1 2019 primarily due to increased demand of our SmartSoles and the beginning of our wellness related sales for the Corona virus that began at the end of March 2020.

The Company’s goal is to generate recurring subscription revenues from the use of all of our tracking products.

Cost of goods sold

Cost of goods sold decreased by 13% or $5,273 during Q1 2020 in comparison to Q1 2019 primarily due to sales of products which have lower costs associated with them. The total gross margin increased from 61.22% in Q1 of 2019 to 64.19% in Q1 of 2020 primarily from the higher margin sales related to SmartSole sales.

Wages and benefits

Wages and benefits during Q1 2020 decreased by 12% or $22,228 in comparison to Q1 2019, primarily on lower staffing expenses.

Professional fees

Professional fees consist of costs attributable to consultants and contractors who primarily spend their time on legal, accounting, product development, business development, corporate advisory services and investor relations. Such costs decreased $170,474 or 79% during Q1 2020 as compared to Q1 2019, primarily due to lower issuances of non-cash stock-based compensation to advisors, and the reduction of costs related to retention bonuses.

Sales and marketing expenses

Sales and marketing expenses increased by 333% or $5,197 during Q1 2020 in comparison to Q1 2019. These costs are expected to ramp up as we begin to launch new products.

General and administrative

General and administrative costs during Q1 2020 decreased by $10,743 or 14% in comparison to Q1 2019 due to a reduction in freight and communication expenses, D&O insurance, and general corporate expenses.

Other income/(expense), net

Other expense, net decreased 263% or $366,055 from Q1 2019 to Q1 2020 primarily as a result of a $91,873 net gain for the sales of marketable securities held for sale, the gain of $37,479 from the extinguishment of debt and the reduction in expenses related to derivatives of $138,586. These gains offset the net interest expense related to debt. As of March 31, 2020, the Company had $84,950 in derivative liabilities.

Net income/(loss)

Net loss decreased by 101% or $563,383 from Q1 2019 to Q1 2020 with GTX posting a profit of $6,908, primarily as a result of maintaining consistent net profits, gains from the sale of marketable securities, reductions in operating expenses (41%), reductions in derivative expense and reductions in debt.

Liquidity and Capital Resources

As of March 31, 2020, we had $97,406 of cash and cash equivalents, and a working capital deficit of $3,516,215, compared to $125,200 of cash and cash equivalents and a working capital deficit of $3,630,942 as of December 31, 2019. A part of our negative working capital position at March 31, 2020 consisted of $84,950 of derivative liabilities related to unsecured convertible promissory notes and $1,042,828 related to the principal balance of unsecured convertible promissory notes.

During the three months ended March 31, 2020, our net profit was $6,908 compared to a net loss of $556,475 for the three months ended March 31, 2019. Net cash used in operating activities for the three months of 2020 and the three months of 2019 was $165,670 and $102,641, respectively.

Net cash provided by investing activities during the three months ended March 31, 2020 was $146,201 and consisted of proceeds totaling $146,201 received from the sale of marketable securities.

Net cash used by financing activities during the three months ended March 31, 2020 was $8,325 and represents $2,500 in draws upon our lines of credit, a $50,000 financing and $60,825 in payments on convertible notes and the lines of credit. During the three months ended March 31, 2019, net cash provided by financing activities was $62,500 and consists of proceeds totaling $65,000 received from the line of credit as well as a $58,000 debt reduction payment on a Convertible Note. This reduction of 113% in additional financings is directly related to the Company not relying on convertible notes for financings, no new convertible notes issued, and the paying down of its debt in the three months ended March 31, 2020.

Because revenues from our operations have, to date, been insufficient to fund our working capital needs, we currently rely on the cash we receive from our financing activities to fund our growth, capital expenditures and to support our working capital requirements. The sale of our products and services is expected to enhance our liquidity in 2020, although the amount of revenues we receive in 2020 still cannot be estimated.

Until such time as our products and services can support our working capital requirement, we expect to continue to generate revenues from our other licenses, subscriptions, international distributors, hardware sales, professional services and new customers in the pipeline. However, the amount of such revenues is unknown and is not expected to be sufficient to fund our working capital needs. For our internal budgeting purposes, we have assumed that such revenues will not be sufficient to fund all of our planned operating and other expenditures during 2020. In addition, our actual cash expenditures may exceed our planned expenditures, particularly if we invest in the development of improved versions of our existing products and technologies, and if we increase our marketing expenses. Accordingly, we anticipate that we will have to continue to raise additional capital in order to fund our operations in 2020. No assurance can be given that we will be able to obtain the additional funding we need to continue our operations.

In order to continue funding our growth, IP and working capital needs and new product development costs, during the first quarter of 2020 we continued to draw down on our credit line to fund purchase orders. However, no assurance can be given that the investor will provide the funding, if and when requested by us.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has stockholders’ deficit of $3,486,887 and negative working capital of $3,516,215 as of March 31, 2020 and used cash in operations during the current period then ended. A significant part of our negative working capital position at March 31, 2020 consisted of $1,292,503, of amounts due to various accredited investors of the Company for convertible promissory notes, loans and a letter of credit. The Company anticipates further losses in the development of its business. Please see the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2019 for more information regarding risks associated with our business.

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

Critical Accounting Policies and Estimates

There are no material changes to the critical accounting policies and estimates described in the section entitled “Critical Accounting Policies and Estimates” under Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information under this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report (the “Evaluation Date”). Based upon the evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity for the quarter ended March 31, 2020.

As of March 31, 2020, the Company has not had any significant or material impact from the COVID-19 outbreak. Except for general disruptions such as longer lead times to get products made or delivered, none of our suppliers, vendors or customers have reported any material issues to us. We are in contact with our primary vendors and customers weekly to monitor this rapidly changing situation in order to make sure we can respond quickly in the event they were to report something to us which could cause a negative or material impact to the company.

ITEM 2.(a). UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

GTX CORP

Date: May 18, 2020	By:	/s/ ALEX MCKEAN
Alex McKean,
Chief Financial Officer (Principal Financial Officer)

Date: May 18, 2020	By:	/s/ PATRICK BERTAGNA
Patrick Bertagna,
Chief Executive Officer

