Form 10-Q
period 2020-06-30
GTX CORP
filed 2020-08-14
CIK 1375793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2020

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

Securities registered pursuant to Section 12(b) of the Act:

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 128,601,415 common shares issued and outstanding as of August 14, 2020.

GTX CORP AND SUBSIDIARIES

For the quarter ended June 30, 2020

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

GTX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$249,433	$125,200
Accounts receivable, net	38,962	47,818
Inventory	220,405	36,192
Investment in marketable securities	5,494	59,224
Other current assets	143,247	10,383
Total current assets	657,541	278,817

Property and equipment, net	10,253	18,404
Intangible assets	10,000	15,000

Total assets	$677,794	$312,221

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$201,323	$203,126
Accrued expenses	330,646	441,082
Accrued expenses, related parties	822,463	680,119
Deferred revenues	41,650	70,072
Convertible promissory notes, past due	889,820	1,099,278
Convertible notes, related parties	884,546	884,546
Notes payable	215,381	308,000
Derivative liabilities	70,950	223,536
Total current liabilities	3,456,779	3,909,759

Long-term debt - CARE loans	227,870	-

Total liabilities	3,684,649	3,909,759

Commitments and contingencies

Stockholders’ deficit:
Preferred stock series A, $0.001 par value; 1,000,000 shares authorized; 1,000,000 shares issued and outstanding at June 30, 2020 and December 31, 2019	100	100
Preferred stock series B, $0.001 par value; 10,000 shares authorized, 250 and 150 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	1	1
Preferred stock series C, $0.001 par value; 1,000 shares authorized, 150 and 0 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	-	-
Common stock, $0.0001 par value; 2,071,000,000 shares authorized; 112,352,119 and 71,419,795 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	11,235	7,142
Additional paid-in capital	20,761,158	19,954,738
Accumulated deficit	(23,779,349)	(23,559,519)
Total stockholders’ deficit	(3,006,855)	(3,597,538)
Total liabilities and stockholders’ deficit	$677,794	$312,221

See accompanying notes to condensed consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Product sales	$422,333	$84,707	$453,940	$104,109
Service income	49,814	98,398	114,923	148,152
Licensing income	-	659,000	-	692,750
Total revenues	472,147	842,105	568,863	945,011

Cost of products sold	167,568	32,248	190,970	48,144
Cost of other revenue	83,271	26,842	94,507	32,830
Cost of licensing revenue	-	5,119	-	23,145
Total cost of goods sold	250,839	64,209	285,477	104,119

Gross margin	221,308	777,896	283,386	840,892

Operating expenses:
Wages and benefits	163,185	180,254	324,085	363,382
Professional fees	115,140	138,817	161,081	355,231
Sales and marketing expenses	6,389	1,857	13,149	3,420
General and administrative	11,340	44,683	80,026	124,112

Total operating expenses	296,054	365,611	578,341	846,145

Income/(loss) from operations	(74,746)	412,285	(294,955)	(5,253)

Other income/(expenses):
Gain/(loss) on conversion of convertible notes	91,782	-	129,261	(11,250)
Gain on marketable securities	598	-	92,471	506
Amortization of debt discount	-	-	-	(20,024)
Change in fair value of derivative	14,000	37,012	152,586	4,739
Interest expense and financing costs	(8,372)	(78,571)	(49,193)	(154,467)

Total other income/(expenses)	98,008	(41,559)	325,125	(180,496)

Net income/(loss)	23,262	370,726	30,170	(185,749)

Deemed dividend to series-B preferred stockholders	(100,000)	-	(100,000)	-
Deemed dividend to series-C preferred stockholders	-	-	(150,000)	-

Net income/(loss) attributable to common shareholders	$(76,738)	$370,726	$(219,830)	$(185,749)

Weighted average number of common shares outstanding - basic and diluted	98,222,706	83,730,416	87,133,416	77,554,574

Net income/(loss) per common share - basic and diluted	$0.00	$0.00	$0.00	$0.00

See accompanying notes to condensed consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Three Months Ended June 30, 2020 and Six Months Ended June 30, 2020 (Unaudited)

For the Three Months Ended June 30, 2020 (Unaudited)

	Preferred Stock								Additional
	Series A		Series B		Series C		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2020	1,000,000	$100	200	$1	-	$-	80,101,587	$8,010	$20,107,613	$(23,602,611)	$(3,486,887)
Issuance of common stock for services	-	-	-	-	-	-	9,000,000	900	133,100	-	134,000
Issuance of common stock for conversion of debt	-	-	-	-	-	-	23,250,532	2,325	108,631	-	110,956
Fair value of warrants issued for services	-	-	-	-	-	-	-	-	3,793	-	3,793
Issuance of preferred stock for financings	-	-	50	-	150	-	-	-	200,000	-	200,000
Deemed dividend on fair value of warrants & conversion feature associated with preferred stock	-	-	-	-	-	-	-	-	200,000	(200,000)	-
Fair Value of retention bonus shares	-	-	-	-	-	-	-	-	8,021	-	8,021
Net income	-	-	-	-	-	-	-	-	-	23,262	23,262
Balance, June 30, 2020	1,000,000	$100	250	$1	150	$-	112,352,119	$11,235	$20,761,158	$(23,779,349)	$(3,006,855)

For the Six Months Ended June 30, 2020 (Unaudited)

	Preferred Stock								Additional
	Series A		Series B		Series C		Common Stock		Paid-In		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2019	1,000,000	$100	150	$1	-	$-	71,419,795	$7,142	$19,954,738	$(23,559,519)	$(3,597,538)
Issuance of common stock for services	-		-	-	-	-	10,500,000	1,050	156,550	-	157,600
Issuance of common stock for conversion of debt	-	-	-	-	-	-	30,432,324	3,043	130,035	-	133,078
Issuance of preferred stock for financing	-	-	100	-	150	-	-	-	250,000	-	250,000
Fair value of warrants issued for services	-	-	-	-	-	-	-	-	3,793	-	3,793
Fair value of retention bonus shares	-	-	-	-	-	-	-	-	16,042	-	16,042
Deemed dividend									250,000	(250,000)	-
Net income	-	-	-	-	-	-	-	-	-	30,170	30,170
Balance, June 30, 2020	1,000,000	$100	250	$1	150	$-	112,352,119	$11,235	$20,761,158	$(23,779,349)	$(3,006,855)

See accompanying notes to condensed consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Three Months Ended June 30, 2019 and Six Months Ended June 30, 2019 (Unaudited)

For the Three Months Ended June 30, 2019 (Unaudited)

	Preferred Stock								Additional
	Series A		Series B		Series C		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2019	1,000,000	$100	-	$-	-	$-	80,960,744	$8,096	$19,647,513	$(23,379,669)	$(3,723,960)
Issuance of common stock for services	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock for conversion of debt	-	-	-	-	-	-	5,926,662	593	39,149	-	39,742
Issuance of preferred stock for financings	-	-	-	-	-	-	-	-	27,500	-	27,500
Fair Value of common stock issued to management	-	-	-	-	-	-	-	-	90,521	-	90,521
Net income	-	-	-	-	-	-	-	-	-	370,726	370,726
Balance, June 30, 2019	1,000,000	$100	-	$-	-	$-	86,887,406	$8,688	$19,804,683	$(23,008,943)	$(3,195,472)

For the Six Months Ended June 30, 2019 (Unaudited)

	Preferred Stock								Additional
	Series A		Series B		Series C		Common Stock		Paid-In		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2018	1,000,000	$100	-	-	-	$-	63,363,436	$6,336	$19,367,130	$(22,283,194)	$(3,449,628)
Issuance of common stock for services	-		-	-	-	-	6,200,000	620	72,260	-	76,880
Issuance of common stock for conversion of debt	-	-	-	-	-	-	17,073,970	1,707	90,180	-	91,887
Issuance of common stock for financings	-	-	-	-	-	-	250,000	25	3,075	-	3,100
Issuance of warrants for financings	-	-	-	-	-	-	-	-	49,992	-	49,992
Issuance of warrants for services	-	-	-	-	-	-	-	-	4,799	-	4,799
Fair Value of common stock issued to management	-	-	-	-	-	-	-	-	213,247	-	213,247
Net loss	-	-	-	-			-	-	-	(185,749)	(185,749)
Balance, June 30, 2019	1,000,000	$100	-	$-	-	$-	86,887,406	$8,688	$19,804,683	$(23,008,943)	$(3,195,472)

See accompanying notes to condensed consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net income / (loss)	$30,170	$(185,749)
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Depreciation and amortization	13,151	29,924
Gain on marketable securities	(92,471)	(634,506)
Fair value of common stock issued for services	157,600	81,679
Change in fair value of derivative	(152,586)	(4,740)
Amortization of debt discount	-	20,024
Fair value of retention bonus shares	16,042	213,247
Gain on the settlement of debt	(129,261)	-
Fair value of warrants issued for services	3,793	-
Interest added to convertible note balance	49,250	64,342
Changes in operating assets and liabilities:
Accounts receivable	8,856	(6,820)
Inventory	(184,213)	(19,463)
Other current and non-current assets	(132,864)	(10,103)
Accounts payable and accrued expenses	(86,358)	(38,185)
Accrued expenses - related parties	93,094	244,484
Deferred revenues	(28,422)	299,000

Net cash used in operating activities	(434,219)	53,134

Cash flows from investing activities
Proceeds from the sale of marketable securities	146,201	-

Net cash provided by investing activities	146,201	-

Cash flows from financing activities
Proceeds from CARE loans	227,870	-
Proceeds from line of credit	139,319	71,510
Proceeds from issuance of preferred stock	250,000	-
Payments on debt	(204,938)	(6,000)

Net cash provided by financing activities	412,251	65,510

Net change in cash and cash equivalents	124,233	118,644

Cash and cash equivalents, beginning of period	125,200	69,856

Cash and cash equivalents, end of period	$249,433	$188,500

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$9,219	$11,764

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock for conversion of debt	$133,078	$90,888
Debt discount related to derivative liabilities	$-	$20,024

See accompanying notes to condensed consolidated financial statements.

GTX CORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of GTX have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included. Our operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2019, which are included in our Annual Report on Form 10-K.

The accompanying consolidated financial statements reflect the accounts of GTX Corp and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has a stockholders’ deficit of $3,006,855 and negative working capital of $2,799,238 as of June 30, 2020 and used cash in operations during the period then ended of $434,219. The Company anticipates further losses in the development of its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan until such time as revenues and related cash flows are sufficient to fund our operations.

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

IP Licensing Revenue

Licensing revenue recorded by the Company relates exclusively to the Company’s License and Partnership agreement with Inventergy which provides for ongoing royalties based on monetization of IP licenses. The Company recognizes revenue for royalties under ASC 606, which provides revenue recognition constraints by requiring the recognition of revenue at the later of the following: 1) sale or usage of the products or 2) satisfaction of the performance obligations. The Company has satisfied its performance obligations and therefore recognizes licensing revenue when the sales to which the license(s) relate are completed. During the period ended June 30, 2020 the Company did not recognize any licensing revenue, there was $659,000 of licensing revenue in 2019.

Disaggregation of Net Sales

The following table shows the Company’s disaggregated net sales by product type:

	June 30, 2020	June 30, 2019
Product sales	$453,940	$104,109
Service income	114,923	148,152
IP and consulting income	-	692,750
Total	$568,863	$945,011

The following table shows the Company’s disaggregated net sales by customer type:

	June 30, 2020	June 30, 2019
B2B	$427,879	$153,114
B2C	140,984	72,519
Military	-	26,628
IP	-	692,750
Total	$568,863	$945,011

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

For the six months ended June 30, 2020, the Company had three customers representing approximately 30%, 28% and 14% of sales, respectively, and four customers representing approximately 21%, 16%, 10% and 10% of total accounts receivable, respectively, as of the period then ended. The Company had two customers representing approximately 82%, and 6% of sales, respectively, for the six months ended June 30, 2019, and three customers representing approximately 37%, 23%, and 12% of total accounts receivable, respectively, as of the period then ended.

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

Marketable Securities

The Company’s securities investments that are acquired and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value based on quoted market price (level 1) on the balance sheet in current assets, with the change in fair value during the period included in earnings. As of June 30, 2020 and December 31, 2019, the fair value of our investment in marketable securities was $5,494 and $59,224, respectively.

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

	June 30,
	2020	2019
Warrants	55,750,000	15,316,000
Preferred B shares	100,000,000	-
Preferred C shares	13,333,333	-
Conversion shares upon conversion of notes	45,757,746	107,872,177
Total	214,841,079	123,188,177

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASC 326”). The standard significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The standard will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. As a small business filer, the standard will be effective for us for interim and annual reporting periods beginning after December 15, 2022. The Company is currently assessing the impact of adopting this standard on the Company’s financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

3. INVESTMENT IN MARKETABLE SECURITIES

In June 2019, the Company acquired 22,222 shares of Inpixon’s restricted common stock (after giving effect to a 1:45 stock split) valued at $634,000. As of December 31, 2019, after the sale of 10,889 Inpixon shares, the Company owned 11,333 Inpixon shares with a fair value of $58,374. During the period ended June 30, 2020, the Company sold 8,500 of its Inpixon shares for total proceeds of $146,201 and recognized a gain from the sale of these shares of $102,420. The Company was able to obtain observable evidence that the remaining 2,833 shares had a market value of $4,551 as of June 30, 2020, as such, the Company recorded a loss from the decrease in the fair value of the shares of $10,640, resulting in a net gain from their investment in Inpixon shares of $91,780 during the current period ended June 30, 2020.

4. INVENTORY

Inventories consist of the following:

	June 30, 2020	December 31, 2019
Raw materials	$603	$690
Finished goods	219,802	35,502
Total Inventories	$220,405	$36,192

5. PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	June 30, 2020	December 31, 2019
Software	$25,890	$25,890
Website development	91,622	91,622
Software development	294,751	294,751
Equipment	1,750	1,750
Less: accumulated depreciation	(403,760)	(395,609)
Total property and equipment, net	$10,253	$18,404

Depreciation expense for the period ended June 30, 2020 and 2019 was $8,151 and $29,924, respectively, and is included in general and administrative expenses.

6. NOTES PAYABLE

The following table summarizes the components of our short-term borrowings:

	June 30, 2020	December 31, 2019
(a) Term loan	$105,000	$160,000
(b) Term loan	50,000	50,000
(c) Revolving line of credit	50,000	98,000
(d) Revolving line of credit	10,381	-
Total	$215,381	$308,000

(a) Term loan

In 2015, the Company entered into an unsecured term loan agreement with a third party for an aggregate principal balance of $200,000 at an interest rate of 14% per annum, with the interest adjusted as of December 2019 to 8.5%. The term loan became due on April 14, 2017 and as such, currently past due. At December 31, 2019, balance of the term loan was $160,000. During the six months ended June 30, 2020, we issued 4,000,000 shares of common stock to convert $30,000 of principal of the term loan. The Company also paid down the principal balance by $25,000 with brought the principal balance outstanding on the term loan as of June 30, 2020 to be $105,000. The balance of related accrued interest at June 30, 2020 was $108,102 with $4,287 having been paid down in 2020.

(b) Term loan

In September of 2019, the Company entered into an unsecured term loan agreement with a third party for an aggregate principal balance of $50,000 at an interest rate of 5% per annum in relation to an Asset Purchase Agreement. The term loan becomes due on September 13, 2020. The principal balance outstanding on the note as of June 30, 2020 and December 31, 2019 was $50,000, respectively.

(c) Line of Credit

The Company obtained a line of credit agreement with an accredited investor of $500,000 during 2018. There were three borrowings against the line as of December 31, 2018 for aggregate borrowings of $65,000 and two borrowing in 2019 for $65,000 for a total of $130,000. During the year ended December 31, 2019, the Company repaid $32,000 in principal and all of its accrued interest of $19,465, resulting in a balance due of $98,000 as of December 31, 2019. During the period ended June 30, 2020, the Company repaid $48,000 in principal and all of its accrued interest of $1,781, resulting in a balance due of $50,000 as of June 30, 2020.

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

(d) Line of Credit

The Company also has an unsecured line of credit, guaranteed by its CEO, with its business bank, Union Bank, whereby funds can be borrowed at a revolving adjustable rate of 2 points over prime, currently 5.25%, with a max borrowing amount of $100,000. The balance at December 31, 2019 was $0 while during the period ended June 30, 2020 the Company was advanced a total of $139,319 and had repaid $128,938 of the balance. As such the balance outstanding as of June 30, 2020 is $10,381

7. CONVERTIBLE PROMISSORY NOTES – PAST DUE

As of June 30, 2020 and December 31, 2019, the Company had a total of $889,820 and $1,099,278, respectively, of outstanding convertible notes payable, which consisted of the following:

	June 30, 2020	December 31, 2019
a) Convertible Notes – with fixed conversion terms	$716,000	$894,000
b) Convertible Notes – with variable conversion	173,820	205,278
Total convertible notes	$889,820	$1,099,278

a)	Included in Convertible Notes - with fixed conversion terms, are loans provided to the Company from various investors. These notes carry simple interest rates ranging from 0% to 14% per annum and with terms ranging from 1 to 2 years. In lieu of the repayment of the principal and accrued interest, the outstanding amounts are convertible, at the option of the note holder, generally at any time on or prior to maturity and automatically under certain conditions, into the Company’s common shares at $0.015 to $0.30 per share. These notes became due in 2017 and prior, and are currently past due.

At December 31, 2019, balance of the convertible notes was $894,000. During the six months ended June 30, 2020, we issued 20,300,000 shares of common stock to convert $175,000 of principal of these outstanding convertible notes and $25,881 in accrued interest. Of the total Notes converted during the period, approximately $131,000 of the notes were converted at a conversion price that was higher than the market price of the shares on the date of conversion. As such, the Company issued 81,792 common shares with a fair value of $1,420 in settlement of the $131,000 debt, which resulted in a $129,261 gain on the conversion of the Notes. The Company also paid down $3,000 of the principal balance of the convertible notes, which brought the outstanding balance of the convertible notes to $716,000 as of June 30, 2020. These convertible notes are currently past due.

b)	Convertible notes payable with principal balance of $173,820 as of June 30, 2020 consist of loans provided to the Company from various investors. These notes are non-interest bearing and with terms ranging from 1 to 2 years. In lieu of the repayment of the principal and accrued interest, the outstanding amounts are convertible, at the option of the note holder, generally at any time on or prior to maturity and automatically under certain conditions, into the Company’s common shares at 60% of the lowest trading price in the prior 30 days. The Company determined that since the conversion floor of these notes had no limit to the conversion price, the Company could no longer determine if it had enough authorized shares to fulfil its conversion obligation. As such, pursuant to current accounting guidelines, the Company determined that the conversion feature of these notes created a derivative at the date of issuance which was recorded as a valuation discount that was fully amortized as of December 31, 2019. At December 31, 2019, balance of the loan was $205,278. During the six months ended June 30, 2020, we issued 2,950,532 shares of common stock to convert $31,458 of these outstanding convertible notes. These notes became due in 2019 and prior, and are currently past due.

8. CARE Loans

	June 30, 2020	December 31, 2019
a) PPP loan	$67,870	$-
b) EIDL loan	160,000	-
Total CARE loans	$227,870	$-

Paycheck Protection Program Loan

On April 30, 2020, the Company executed a note (the “PPP Note”) for the benefit of MUFG Union Bank, NA (the “Lender”) in the aggregate amount of $67,870 under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The PPP is administered by the U.S. Small Business Administration (the “SBA”). The interest rate of the loan is 1.00% per annum and accrues on the unpaid principal balance computed on the basis of the actual number of days elapsed in a year of 360 days. Commencing seven months after the effective date of the PPP Note, GTX is required to pay the Lender equal monthly payments of principal and interest as required to fully amortize any unforgiven principal balance of the loan by the two-year anniversary of the effective date of the PPP Note (the “Maturity Date”). The Maturity Date can be extended to five years if mutually agreed upon by both the Lender and GTX. The PPP Note contains customary events of default relating to, among other things, payment defaults, making materially false or misleading representations to the SBA or the Lender, or breaching the terms of the PPP Note. The occurrence of an event of default may result in the repayment of all amounts outstanding under the PPP Note, collection of all amounts owing from GTX, or filing suit and obtaining judgment against GTX. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. Recent modifications to the PPP by the U.S. Treasury and Congress have extended the time period for loan forgiveness beyond the original eight-week period, making it possible for GTX to apply for forgiveness of its PPP loan. No assurance can be given that GTX will be successful in obtaining forgiveness of the loan in whole or in part. The Company was in compliance with the terms of the PPP loan as of June 30, 2020.

Economic Injury Disaster Loan

On June 10, 2020, the Company executed an secured loan with the U.S. Small Business Administration (SBA) under the Economic Injury Disaster Loan program in the amount of $150,000. The loan is secured by all tangible and intangible assets of the Company and payable over 30 years at an interest rate of 3.75% per annum. Installment payments, including principal and interest, will begin June 10, 2021.  As part of the loan, the Company also received an advance of $10,000 from the SBA. While the SBA refers to this program as an advance, it was written into law as a grant. This means that the amount given through this program does not need to be repaid.

9. RELATED PARTY TRANSACTIONS

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

As of June 30, 2020 and December 31, 2019, the outstanding balance on the convertible promissory notes was $884,546. As of June 30, 2020 and December 31, 2019, interest of $235,725 and $221,988, respectively, is deferred on the above notes and included in accrued expenses to related parties.

Accrued wages and costs - In order to preserve cash for other working capital needs, various officers, members of management, employees and directors agreed to defer portions of their wages and sometimes various out-of-pocket expenses since 2011. As of June 30, 2020, and December 31, 2019, the Company owed $586,738 and $458,131, respectively, for such deferred wages and other expenses owed for other services which are included in the accrued expenses – related parties on the accompanying balance sheet.

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

At December 31, 2019, the balance of the derivative liabilities was $223,536. At June 30, 2020, the balance of the derivative liabilities was $70,950 resulting in a decrease of $152,586 that was reflected in other income on the accompanying statement of operations for the period then ended.

At June 30, 2020 and December 31, 2019, the derivative liabilities were valued using a Black-Scholes-Merton pricing model with the following assumptions:

	June 30, 2020	December 31, 2019
Conversion feature:
Risk-free interest rate	0.18%	1.56%
Expected volatility	265.59%	297.87%
Expected life (in years)	.1 to .773 years	.1 to .773 years
Expected dividend yield	-	-
Fair Value:
Conversion feature	$70,950	$223,536

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

11. EQUITY

The Company has 10,000,000 shares of preferred stock authorized. From this pool the following preferred shares have been classified as:

Preferred Stock – Series A

During the year ended December 31, 2018, the Company authorized 1,000,000 of Series A preferred shares, which shares have voting rights equal to two-thirds of all the issued and outstanding shares of common stock, shall be entitled to vote on all matters of the corporation, and shall have the majority vote of the board of directors. The subject preferred stock lacks any dividend rights, does not have liquidation preference, and is not convertible into common stock. During the year ended December 31, 2018, the Company issued one million Series A preferred shares to certain officers and board members. The shares remain outstanding as of June 30, 2020.

Preferred Stock – Series B

During the year ended December 31, 2019, the Company authorized 10,000 shares of preferred stock to be designated available for Series B preferred shares that have a stated value of $1,000 each and are convertible into common shares at fixed price of $0.0025. Holders shall be entitled to receive, and the Company shall pay, dividends on shares of Series B Preferred Stock equal (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the Company’s Common Stock. No other dividends shall be paid on shares of Series B Preferred Stock, and they shall have no voting rights and have liquidation preference. During the year ended December 31, 2019, the Company issued 150 Series B preferred shares.

During the period ended June 30, 2020, the Company issued 100 Series B preferred shares and 10,000,000 warrants to an accredited investor for their financings for an aggregate value of $100,000. The Series B preferred shares and warrants shall have a fixed conversion price per share equal to $0.0025 per share of common stock, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the Common Stock. The warrants are exercisable through March 2025. The Company considered the accounting effects of the existence of the conversion feature of the Series B Preferred Stock, and the issuance of warrants at the date of issuance. In accordance with the current accounting standards, the Company determined that it should account for the fair value of the conversion feature and relative fair value of the issued warrants (up to the face amount of the Series B Preferred Stock) as a deemed dividend of $100,000 and a charge to paid in capital.

Preferred Stock – Series C

During the period ended June 30, 2020, the Company authorized 1,000 shares of preferred stock to be designated available for Series C preferred shares that have a stated value of $1,000 each and are convertible into common shares at fixed price of $0.015. Holders shall be entitled to receive, and the Company shall pay, dividends on shares of Series C Preferred Stock equal (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the Company’s Common Stock. No other dividends shall be paid on shares of Series C Preferred Stock, and they shall have no voting rights and have liquidation preference. During the year ended December 31, 2019, the Company had no Preferred C shares.

During the period ended June 30, 2020, the Company issued 150 Series C preferred shares and 10,000,000 warrants to an accredited investor for their financings for an aggregate value of $150,000. The Series C preferred shares and warrants shall have a fixed conversion price equal to $0.015 per share of common stock, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the Common Stock. The warrants are exercisable through April 2023. The Company considered the accounting effects of the existence of the conversion feature of the Series C Preferred Stock, and the issuance of warrants at the date of issuance. In accordance with the current accounting standards, the Company determined that it should account for the fair value of the conversion feature and relative fair value of the issued warrants (up to the face amount of the Series C Preferred Stock) as a deemed dividend of $150,000 and a charge to paid in capital.

Common Stock

During the period ended June 30, 2020 the Company issued 10,500,000 shares of common stock with a fair value of $157,600 at the date of grant for services. During the period ended June 30, 2019 the Company issued 6,200,000 shares of common stock with a fair value of $76,880 at the date of grant for services.

On October 16, 2018, the Company created a long-term employment retention bonus plan and issued 39,500,000 of restricted common shares to the plan. In 2019, 36,000,000 of these shares were cancelled. The remaining 3,500,000 shares have a 3-year vesting period and those eligible, employees, directors and advisors, must have been with the Company for at least 7 years with an additional 2 years necessary in order to participate in the plan and 3 to become fully vested. The shares will vest with a mandatory 2-year minimum requirement for such vesting to become valid with 33.4% in year two and 66.66% at the end of year three. If the individual leaves the Company prior to vesting, the Company or its assignee retains the option to repurchase the unvested shares at par. During the period ending June 30, 2020, the Company recognized a cost of $16,042 related to the retention plan, and the remaining/adjusted balance of $41,441 in unamortized expense will be recognized as compensation cost as the remaining shares vest. The board is evaluating a new employee stock option plan (ESOP) and intends to select a new plan by the end of the 2020.

During the period ended June 30, 2020 the Company did not issue any stock related to financings, however, in the period ended June 30, 2019 the Company issued 250,000 shares of common stock with a fair value of $3,100 at the date grant for financing costs.

Common Stock Warrants

Since inception, the Company has issued numerous warrants to purchase shares of the Company’s common stock to shareholders, consultants and employees as compensation for services rendered.

A summary of the Company’s warrant activity and related information is provided below (the exercise price and the number of shares of common stock issuable upon the exercise of outstanding warrants have been adjusted to reflect a 1-for-75 reverse stock split):

	Exercise Price $	Number of Warrants
Outstanding and exercisable at December 31, 2019	0.0025 – 0.04	36,000,000
Warrants exercised	-	-
Warrants granted	0.0025 – 0.015	20,250,000
Warrants expired	0.04	(500,000)
Outstanding and exercisable at June 30, 2020	0.0025 - 0.011	55,750,000

Stock Warrants as of June 30, 2020
Exercise	Warrants	Remaining	Warrants
Price	Outstanding	Life (Years)	Exercisable
$0.011	2,500,000	0.50	2,500,000
$0.0025	40,000,000	4.54	40,000,000
$0.015	10,250,000	2.87	10,250,000
$0.01	3,000,000	.53	3,000,000

In conjunction with the sale of Series B Preferred stock, the Company granted to investors warrants to purchase 10,000,000 shares of the Company’s common stock. The warrants are exercisable immediately, have an exercise price of $0.0025, and expire after its 5-year term.

In conjunction with the sale of Series C Preferred stock, the Company granted to investors warrants to purchase 10,000,000 shares of the Company’s common stock. The warrants are exercisable immediately, have an exercise price of $0.015, and expire after its 3-year term.

Additionally, during the six months ended June 30, 2020, we issued to an outside consultant warrant to purchase 250,000 shares of the Company’s common stock with a strike price of $0.015, and term of 3 years. The fair value of these warrants was estimated using the Black-Scholes option pricing model based on the following assumptions: (i) volatility rate of 265.59 (ii) discount rate of 0.18%, (iii) zero expected dividend yield, and (iv) expected life of 3 years. The total fair value of the option grants to the consultants at their grant dates was $3,793.

The outstanding and exercisable warrants at June 30, 2020 had an intrinsic value of approximately $580,750.

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

The 2008 Plan provides for the issuance of a maximum of 7,000,000 shares, of which, after adjusting for estimated pre-vesting forfeitures and expired options, approximately 2,235,000 were available for issuance as of June 30, 2020.

No options were outstanding at June 30, 2020.

12. COMMITMENTS & CONTINGENCIES

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

Due to COVID-19, we have experienced some changes in our business, that have been both positive and negative. Specifically, the Company’s IP licensing business has been negatively impacted by the global financial slowdown and many courts, judges and law firms are not working at full capacity, which is creating delays in finalizing licensing agreements or litigation. We have also experienced a small percentage of subscriptions being either cancelled or requested to be put on pause, due to financial hardships. On the positive side we saw an increase in product sales specifically with medical supplies and equipment. Overall our revenues have not been materially impacted as a whole, however there have been some shifts with certain revenue streams doing better post COVID and others doing worse.

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

13. SUBSEQUENT EVENTS

On July 6, 2020, we retired $13,635 in convertible debt and issued equity in the form of common stock of 4,545,000 shares.

On July 15, 2020, we retired $9,375 in convertible debt and issued equity in the form of common stock of 1,102,888 shares.

On July 17, 2020, we retired $37,412 in convertible debt and issued equity in the form of common stock of 4,401,408 shares.

On July 20, 2020 we issued 1,000,000 shares of stock to a consulting firm at a price of $0.015 for a fair value of $16,000.

On July 21, 2020 we issued 500,000 shares of stock to a consulting firm at a price of $0.015 for a fair value of $7,500.

On July 27, 2020, we retired $35,250 in convertible debt and issued equity in the form of common stock of 4,700,000 shares.

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

Operations

The Company designs, develops, manufactures, distributes and sells Com health and safety tracking and monitoring products and services, using GPS, BLE, RF and NFC technology, along with other medical supplies and equipment, through a global business to business (“B2B”) and business to consumer (“B2C”) network of resellers, affiliates, distributors, nonprofit organizations, local, state and federal government agencies, police departments, manufacturers reps and retailers. Offering a variety of electronic and non-electronic devices and equipment, a proprietary Internet of things (“IoT”) enterprise monitoring platform and a licensing subscription business model. The Company provides a complete end to end solution of hardware, middleware, apps, connectivity, licensing and professional services, letting our customers know where or how someone, or something, is at the touch of a button, delivering safety, security and peace of mind in real-time. Except for our military products and medical protective equipment, all of our consumer and enterprise tracking products funnel into the GTX Corp IoT monitoring platform which supports end user customers in over 35 countries. The Company is also in the business of licensing intellectual property and monetizing its patent portfolio.

Overview

Like many companies, COVID-19 (“COVID”) had an impact on our second quarter of 2020, revenues were lower than last year, however, for the second quarter in a row, we still managed to show a net profit of $30,170 in Q2 2020. We did experience some interruptions with our supply chains. Many of our customers and suppliers experienced a slowdown in productivity, and we saw significant delays in freight forwarding and shipping, both inbound and outbound. In addition to general business disruptions from lockdowns, new social distancing, workplace policies and our building being closed periodically due to mandated shelter in place orders and again during the protests, COVID specifically created some temporary setbacks in on our product development, IP licensing campaign and subscriptions. We were expecting to launch our new 4G SmartSoles this quarter, however many of our engineering partners and suppliers were not operating at full capacity, which created delays, we did not recognize any IP licensing this quarter and due to the global financial hardships, we had to pause or cancel some subscriptions (not material), for those financially affected by COVID-19 who have requested temporary relief. We expect these setbacks to subside as the economy and business operations start to return to normal. On a positive note, due to our pivot in early March to expand our health and safety product line into the Personal Protective Equipment (“PPE”) business, we saw a 336% increase in product sales, added hundreds of new customers and significantly elevated our product and brand awareness in the U.S. Overall, revenues compared to the same period last year were down, but that is directly related to the swing in IP licensing. In Q2 of 2019, in addition to our normal IP licensing revenue, we had 1 large transaction that dramatically increased our licensing revenue for that quarter. However, in Q2 of 2020 we did not have 1 large transaction and COVID affected all of our other normal IP licensing revenues, but our product sales were very strong this quarter and even with the COVID setbacks we still managed to grow our product sales by 336%, maintained a close to 50% profit margin, reduced our expenses by 32%, and have over $200k in paid-for inventory. Except for a government assisted very low interest SBA loan ($228k), which we have 30 years to pay off, we did not take on any new debt and actually managed to reduce our existing debt by $320,000.

During the second quarter of 2020, basically starting April first, the Company was immersed in addressing the impact of COVID-19: from setting up work safety policies, social distancing guidelines, shelter in place lockdowns, contacting our customers and suppliers across the globe to address and ascertain their impact. In addition, we built our infrastructure to support the rapid need and demand for PPE’s. Early in the quarter we were facing the uncertainty of how to keep our team fully employed, hence, we filed for some of the government assistance loan programs, which we received late in the second quarter. Even with all the uncertainty, chaos and panic that ensued in early April, we managed to build out our PPE business whereby we sold and donated hundreds of thousands of PPE items to a wide range of entities such as essential businesses, assisted living facilities, pharmacies, Fortune 1,000 companies, hospitals, police departments, nonprofits, and local, state and federal government agencies, in almost every State across the U.S. We launched a PPE specific website www.gtxmask.com, which within weeks, saw over a 500% increase in website traffic, a 300% increase in consumer orders, a 67% increase in the average size per order and over a 50% increase in the number of items purchased per order. GTX has now well positioned itself as a trusted health & safety supplier by providing a wide variety of high quality products, excellent customer service and reliable same or next day shipping, all of which is contributing to an increase in our brand awareness and favorable customer testimonials and reviews. Since we are now addressing a much larger potential audience this quarter, we started an advertising campaign, and based on the results so far, we expect to keep the campaign going. We were able to pay for the services using our stock in order to preserve our cash for funding our operations and inventory requirements.

Since we cannot accurately predict how long the PPE business will remain in strong demand, based on the current events, it is unlikely to end completely before the end of the year. The entry into this business has also enabled us to broaden our product line, garner a lot of new customers, all of which we believe has expanded our visibility in the wearable technology GPS tracking space as we are starting to see cross selling across our product lines. We have seen a noticeable increase in inquiries from our distributors for wearable tracking, monitoring, and tracking solutions, which is the cornerstone of our business. We intend to leverage the increase in our brand awareness and expanded product line along with our increased customer base to introduce several new tracking solutions both for people and assets in the coming months.

During the second quarter of 2020, we did not sign any new IP licensing agreements and did not recognize any revenues from granting non-exclusive intellectual property licenses to companies that are using or want to use our patented technology in the marketplace. We attribute this predominately to COVID-19, as many companies, legal teams, and court houses were not operating at full capacity. We expect this to be a COVID related setback and for these revenues to slowly come back as the economy begins to fully reopen.

During the second quarter of 2020, we continued development of our next generation miniaturized GPS tracking device, which will utilize a host of new technologies, including CatM1, NB-IoT, enhanced Wifi, and Bluetooth, for better accuracy, faster location requests and less power consumption. This new hardware platform will be small enough to be embedded into our line of wearable technology and offered as a licensed hardware platform as well. We had expected to have prototypes and go into certification and production by early second quarter, however due to CODVID-19 we experienced delays. Many of our suppliers and contractors are slowly coming back online and we were expecting to resume development efforts and be back to 75% capacity by end of May 2020 and possibly 95% by end of June 2020, however due to the protests and riots in June and the recent COVID spike across 20 States, we are now having to push this timeline back again by one or two months. The demand for our GPS SmartSoles is the highest it has been in over two years, so we are very focused and committed to getting our new product launched, but there are circumstances right now that are slowing us down.

As we now enter our 6th month of unprecedented times we are cautiously optimistic, seeing encouraging signs, are hearing from our European customers they are almost fully operational, and many parts of the U.S. and other countries are following along. But, one thing is for certain, there is a big desire for innovation and new solutions in the wearable technology healthcare industry post COVID-19 era. GTX has been at the forefront of many innovative technologies, we pivoted early into the PPE business and built an entire new business unit under extremely challenging conditions so we know we are resilient and will continue to push forward.

For now, we hope all our stakeholders are safe and healthy and we will keep updating everyone as best we can through our weekly podcast, press releases and newsletters.

Results of Operations

The following discussion should be read in conjunction with our interim consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report.

Three Months Ended June 30, 2020 (“Q2 2020”) Compared to the Three Months Ended June 30, 2019 (“Q2 2019”)

	Three Months Ended June 30,
	2020		2019
	$	% of Revenues	$	% of Revenues

Product sales	422,333	89%	84,707	10%
Service income	49,814	11%	98,398	12%
IP royalties	-	0%	659,000	78%
Total revenues	472,147	100%	842,105	100%
Cost of products sold	167,568	35%	32,248	4%
Cost of service revenue	83,271	18%	26,842	4%
Cost of licensing revenue	-	0%	5,119	1%
Cost of goods sold	250,839	53%	64,209	8%
Gross profit	221,308	47%	777,896	92%

Operating expenses:
Wages and benefits	163,185	35%	180,254	21%
Professional fees	115,140	24%	138,817	16%
Sales and marketing expenses	6,389	1%	1,857	0%
General and administrative	11,340	2%	44,683	5%
Total operating expenses	296,054	63%	365,611	43%

Income/(loss) from operations	(74,746)	-16%	412,285	49%

Other (expense)/income, net	98,008	21%	(41,559)	-5%
Net income	23,262	5%	370,726	44%

Revenues

Revenues as a whole in Q2 2020 decreased by 44% or $369,958 in comparison to Q2 2019, primarily due to COVID-19, which directly impacted our ability to generate IP licensing revenues and professional services income, the shutdown of the economy and business landscape, especially due to the fact that GTX is located in Los Angeles, which is one of the most severally restricted cities in the United States. However, product revenues significantly increased in Q2 2020 by 399% or $337,625 over Q2 2019 primarily due to increased demand of our expanded health and safety product line.

Cost of goods sold

Cost of goods sold increased by 291% or $186,630 during Q2 2020 in comparison to Q2 2019 primarily due to the increased purchases of health and safety inventories. The total gross margin decreased from 92.38% in Q2 of 2019 to 46.87% in Q2 of 2020 primarily due to the decreased revenues from the higher margin sales related to licensing fees and the costs related to importing and selling the expanded health and safety product line.

Wages and benefits

Wages and benefits during Q2 2020 decreased by 9% or $17,069 in comparison to Q2 2019, primarily due to the reduction of costs related to retention bonuses.

Professional fees

Professional fees consist of costs attributable to consultants and contractors who primarily spend their time on legal, accounting, product development, business development, corporate advisory services and investor relations. Such costs decreased $23,677 or 17% during Q2 2020 as compared to Q2 2019, primarily due to the Company’s reduced need for outside consultants.

Sales and marketing expenses

Sales and marketing expenses increased by 244% or $4,532 during Q2 2020 in comparison to Q2 2019, primarily as we advertised our increased health and safety products. These costs are expected to ramp up as we begin to launch more new products.

General and administrative

General and administrative costs during Q2 2020 decreased by $33,343 or 75% in comparison to Q2 2019 due to overall slowdown in business operations, we have reductions in travel, entertainment, tradeshows, parking, supplies and other general operational expenses.

Other income/(expense), net

Other expense, net decreased 336% or $139,567 from Q2 2019 to Q2 2020 primarily as a result of the gain of $91,781 from the extinguishment of debt and the reduction in expenses related to derivatives of $14,000. These gains offset the net interest expense related to debt. As of June 30, 2020, the Company had $70,950 in derivative liabilities.

Net income/(loss)

Net loss decreased by 94% or $347,464 from Q2 2019 to Q2 2020 with GTX posting a profit of $23,262, primarily as a result of maintaining consistent net profits, gains from the sale of marketable securities, reductions in operating expenses (19%), reductions in derivative expense and reductions in debt and from the increased sales of our health and safety products.

Six Months Ended June 30, 2020 (“Q1 and Q2 2020”) Compared to the Six Months Ended June 30, 2019 (“Q1 and Q2 2019”)

	Six Months Ended June 30,
	2020		2019
	$	% of Revenues	$	% of Revenues

Product sales	453,940	80%	104,109	11%
Service income	114,923	20%	148,152	16%
IP royalties	-	0%	692,750	73%
Total revenues	568,863	100%	945,011	100%
Cost of products sold	190,970	34%	48,144	5%
Cost of service revenue	94,507	17%	32,830	3%
Cost of licensing revenue	-	0%	23,145	2%
Cost of goods sold	285,477	50%	104,119	11%
Gross profit	283,386	50%	840,892	89%

Operating expenses:
Wages and benefits	324,085	57%	363,382	38%
Professional fees	161,081	28%	355,231	38%
Sales and marketing expenses	13,149	2%	3,420	0%
General and administrative	80,026	14%	124,112	13%
Total operating expenses	578,341	102%	846,145	90%

Income/(loss) from operations	(294,955)	-52%	(5,253)	-1%

Other (expense)/income, net	325,125	57%	(180,496)	-19%
Net income/(loss)	30,170	5%	(185,749)	-20%

Revenues

Revenues as a whole in Q1 and Q2 2020 decreased by 40% or $376,147 in comparison to Q1 and Q2 2019, primarily due to COVID-19, which directly impacted our ability to generate IP licensing revenues and professional services income, the shutdown of the economy and business landscape, especially due to the fact that GTX is located in Los Angeles, which is one of the most severally restricted cities in the United States. However, product revenues significantly increased in Q1 and Q2 2020 by 336% or $349,830 over Q1 and Q2 2019 primarily due to increased demand for our expanded health and safety product line.

Cost of goods sold

Cost of goods sold increased by 174% or $181,359 during Q1 and Q2 2020 in comparison to Q1 and Q2 2019 primarily due to the purchases of health and safety inventories. The total gross margin decreased from 88.98% in Q1 and Q2 of 2019 to 49.82% in Q1 and Q2 of 2020 primarily due to the decreased revenues from the higher margin sales related to licensing fees and the costs related to importing and selling the expanded health and safety product line.

Wages and benefits

Wages and benefits during Q1 and Q2 2020 decreased by 11% or $39,297 in comparison to Q1 and Q2 2019, primarily on the reduction of costs related to retention bonuses.

Professional fees

Professional fees consist of costs attributable to consultants and contractors who primarily spend their time on legal, accounting, product development, business development, corporate advisory services and investor relations. Such costs decreased $194,151 or 55% during Q1 and Q2 2020 as compared to Q1 and Q2 2019, primarily due to the Company’s reduced need for outside consultants.

Sales and marketing expenses

Sales and marketing expenses increased by 285% or $9,729 during Q1 and Q2 2020 in comparison to Q1 and Q2 2019. Primarily due to costs related to the ramp up of increased health and safety products and the associated advertising.

General and administrative

General and administrative costs during Q1 and Q2 2020 decreased by $44,086 or 45% in comparison to Q1 and Q2 2019 due to overall slowdown in business operations, we have reductions in travel, entertainment, tradeshows, parking, supplies and other general operational expenses.

Other income/(expense), net

Other expense, net decreased 280% or $505,621 from Q1 and Q2 2019 to Q1 and Q2 2020 primarily as a result of a $92,470 net gain for the sales of marketable securities held for sale, the gain of $129,261 from the extinguishment of debt and the reduction in expenses related to derivatives of $152,586. These gains offset the net interest expense related to debt. As of June 30, 2020, the Company had $70,950 in derivative liabilities.

Net income/(loss)

Net loss decreased by 116% or $215,919 from Q1 and Q2 2019 to Q1 and Q2 2020 with GTX posting a profit of $30,170, primarily as a result of maintaining consistent net profits, gains from the sale of marketable securities, reductions in operating expenses (32%), reductions in derivative expense, reductions in debt and from the increased sales of our health and safety products.

Liquidity and Capital Resources

As of June 30, 2020, we had $249,433 of cash and cash equivalents, and a working capital deficit of $2,799,238, compared to $125,200 of cash and cash equivalents and a working capital deficit of $3,630,942 as of December 31, 2019. A part of our negative working capital position at June 30, 2020 consisted of $70,950 of derivative liabilities related to unsecured convertible promissory notes and $889,820 related to the principal balance of unsecured convertible promissory notes.

During the six months ended June 30, 2020, our net income was $30,170 compared to a net loss of $185,749 for the six months ended June 30, 2019. Net cash used by operating activities for the first six months of 2020 was $434,219 and the net cash provided by operating activities for the first six months of 2019 was $53,134.

Net cash provided by investing activities during the six months ended June 30, 2020 was $146,201 which pertained to the proceeds received from the sale of marketable securities. There were no investing activities in the same period in 2019.

Net cash provided by financing activities during the six months ended June 30, 2020 was $412,251 and represents $139,319 in draws upon our lines of credit, $250,000 in financings, $227,870 from government fundings and $204,938 in payments on convertible notes and the lines of credit. During the six months ended June 30, 2019, net cash provided by financing activities was $65,510 and consists of proceeds totaling $71,510 received from the line of credit as well as a $6,000 debt reduction payment on a Convertible Note.

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

In order to continue funding our growth, IP and working capital needs and new product development costs, during the second quarter of 2020 we continued to draw down on our credit line to fund purchase orders. However, no assurance can be given that the investor will provide the funding, if and when requested by us.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has stockholders’ deficit of $3,006,855 and negative working capital of $2,799,238 as of June 30, 2020 and used cash in operations of $434,219 during the current period then ended. A significant part of our negative working capital position at June 30, 2020 consisted of $1,105,201, of amounts due to various accredited investors of the Company for convertible promissory notes, loans and a letter of credit. The Company anticipates further losses in the development of its business. Please see the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2019 for more information regarding risks associated with our business.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company”, we are not required to provide the information under this Item 1A. Nonetheless, please see the disclosures in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report for a description of the impacts of COVID-19 on our business.

ITEM 2.(a). UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 9, 2020, we retired $11,250 in convertible debt and issued equity in the form of common stock of 3,750,000 shares.

On April 22, 2020, we retired $12,000 in convertible debt and issued equity in the form of common stock of 4,000,000 shares.

On April 24, 2020 we issued 4,000,000 shares of stock to a consulting firm at a price of $0.016 for a fair value of $64,000.

On April 30, 2020, we retired $30,000 in convertible debt and issued equity in the form of common stock of 4,000,000 shares.

On May 11, 2020, we retired $12,000 in convertible debt and issued equity in the form of common stock of 4,000,000 shares.

On May 20, 2020, we retired $34,458 in convertible debt and issued equity in the form of common stock of 2,950,532 shares.

On May 28, 2020 we issued 5,000,000 shares of stock to a consulting firm at a price of $0.014 for a fair value of $70,000.

On June 9, 2020, we retired $106,032 in debt and accrued interest on convertible debt and issued equity in the form of common stock of 4,550,000 shares at an average price of $0.75.

The issuance of the above shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits

10.1	Certificate of Amendment to the Articles of Incorporation.

10.2	Certificate of Designation of Series B Preferred Stock.

10.3	Certificate of Designation of Series C Preferred Stock.

10.4	Loan Authorization and Agreement, dated June 10, 2020, by and between GTX Corp and the U.S. Small Business Administration.*

10.5	Note, dated April 30, 2020, by GTX Corp for the benefit of the U.S. Small Business Administration.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTX CORP

Date: August 14, 2020	By:	/s/ ALEX MCKEAN
Alex McKean,
Chief Financial Officer (Principal Financial Officer)

Date: August 14, 2020	By:	/s/ PATRICK BERTAGNA
Patrick Bertagna,
Chief Executive Officer

