Form 10-Q
period 2020-09-30
GTX CORP
filed 2020-11-16
CIK 1375793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2020

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 135,901,415 common shares issued and outstanding as of November 16, 2020.

GTX CORP AND SUBSIDIARIES

For the quarter ended September 30, 2020

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

GTX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$227,429	$125,200
Accounts receivable, net	70,634	47,818
Inventory	98,734	36,192
Investment in marketable securities	4,597	59,224
Other current assets	88,883	10,383
Total current assets	490,277	278,817

Property and equipment, net	9,065	18,404
Intangible assets	5,000	15,000

Total assets	$504,342	$312,221

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$187,375	$203,126
Accrued expenses	314,560	441,082
Accrued expenses, related parties	798,978	680,119
Deferred revenues	38,450	70,072
Convertible promissory notes, past due	841,423	1,099,278
Convertible notes, related parties	884,546	884,546
Notes payable	94,174	308,000
Derivative liabilities	18,988	223,536
Total current liabilities	3,178,494	3,909,759

Long-term debt - CARE loans	217,870	-

Total liabilities	3,396,364	3,909,759

Commitments and contingencies

Stockholders’ deficit:
Preferred stock series A, $0.001 par value; 1,000,000 shares authorized; 1,000,000 shares issued and outstanding at September 30, 2020 and December 31, 2019	100	100
Preferred stock series B, $0.001 par value; 10,000 shares authorized, 250 and 150 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	1	1
Preferred stock series C, $0.001 par value; 1,000 shares authorized, 150 and 0 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	-	-
Common stock, $0.0001 par value; 2,071,000,000 shares authorized; 134,901,415 and 71,419,795 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	13,490	7,142
Additional paid-in capital	20,870,628	19,954,738
Accumulated deficit	(23,776,241)	(23,559,519)
Total stockholders’ deficit	(2,892,022)	(3,597,538)
Total liabilities and stockholders’ deficit	$504,342	$312,221

See accompanying notes to condensed consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Product sales	$306,439	$198,588	$760,379	$302,697
Service income	55,788	102,103	170,711	250,255
Licensing income	-	39,375	-	732,125
Total revenues	362,227	340,066	931,090	1,285,077

Cost of products sold	166,188	7,727	357,158	55,871
Cost of other revenue	19,120	8,466	113,627	41,296
Cost of licensing revenue	-	21,342	-	44,487
Total cost of goods sold	185,308	37,535	470,785	141,654

Gross margin	176,919	302,531	460,305	1,143,423

Operating expenses:
Wages and benefits	152,740	150,743	476,825	514,125
Professional fees	35,812	20,627	196,893	375,858
Sales and marketing expenses	6,242	3,281	19,391	6,701
General and administrative	45,215	55,157	125,241	179,269

Total operating expenses	240,009	229,808	818,350	1,075,953

Income/(loss) from operations	(63,090)	72,723	(358,045)	67,470

Other income/(expenses):
Gain/(loss) on conversion of convertible notes	-	-	129,261	(11,250)
Gain/(loss) on marketable securities	(897)	(518,000)	91,574	(517,494)
Amortization of debt discount	-	-	-	(20,024)
Change in fair value of derivative	51,962	226,764	204,548	231,503
Interest expense and financing costs	15,133	(37,911)	(34,060)	(192,378)

Total other income/(expenses)	66,198	(329,147)	391,323	(509,643)

Net income/(loss)	3,108	(256,424)	33,278	(442,173)

Deemed dividend to series-B preferred stockholders	-	-	(100,000)	-
Deemed dividend to series-C preferred stockholders	-	-	(150,000)	-

Net income/(loss) attributable to common shareholders	$3,108	$(256,424)	$(216,722)	$(442,173)

Weighted average number of common shares outstanding - basic and diluted	129,369,108	57,788,352	101,324,967	69,882,441

Net income/(loss) per common share - basic and diluted	$0.00	$0.00	$0.00	$(0.01)

See accompanying notes to condensed consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Three Months Ended September 30, 2020 and Nine Months Ended September 30, 2020 (Unaudited)

For the Three Months Ended September 30, 2020 (Unaudited)

	Preferred Stock								Additional
	Series A		Series B		Series C		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2020	1,000,000	$100	250	$1	150	$-	112,352,119	$11,235	$20,761,158	$(23,779,349)	$(3,006,855)
Issuance of common stock for services	-	-	-	-	-	-	1,500,000	150	23,350	-	23,500
Issuance of common stock for conversion of debt	-	-	-	-	-	-	21,049,296	2,105	140,929	-	143,034
Fair Value of retention bonus shares	-	-	-	-	-	-	-	-	(54,809)	-	(54,809)
Net income	-	-	-	-	-	-	-	-	-	3,108	3,108
Balance, September 30, 2020	1,000,000	$100	250	$1	150	$-	134,901,415	$13,490	$20,870,628	$(23,776,241)	$(2,892,022)

For the Nine Months Ended September 30, 2020 (Unaudited)

	Preferred Stock								Additional
	Series A		Series B		Series C		Common Stock		Paid-In		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2019	1,000,000	$100	150	$1	-	$-	71,419,795	$7,142	$19,954,738	$(23,559,519)	$(3,597,538)
Issuance of common stock for services	-		-	-	-	-	12,000,000	1,200	179,900	-	181,100
Issuance of common stock for conversion of debt	-	-	-	-	-	-	51,481,620	5,148	270,964	-	276,112
Proceeds from issuance of preferred stock for financing	-	-	100	-	150	-	-	-	250,000	-	250,000
Fair value of warrants issued for services	-	-	-	-	-	-	-	-	3,793	-	3,793
Fair value of retention bonus shares	-	-	-	-	-	-	-	-	(38,767)	-	(38,767)
Deemed dividend									250,000	(250,000)	-
Net income	-	-	-	-	-	-	-	-	-	33,278	33,278
Balance, September 30, 2020	1,000,000	$100	250	$1	150	$-	134,901,415	$13,490	$20,870,628	$(23,776,241)	$(2,892,022)

See accompanying notes to condensed consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Three Months Ended September 30, 2019 and Nine Months Ended September 30, 2019 (Unaudited)

For the Three Months Ended September 30, 2019 (Unaudited)

	Preferred Stock								Additional
	Series A		Series B		Series C		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2019	1,000,000	$100	-	$-	-	$-	86,887,406	$8,689	$19,804,683	$(23,008,943)	$(3,195,472)
Issuance of common stock for conversion of debt	-	-	-	-	-	-	8,732,389	873	34,285	-	35,158
Fair Value of common stock issued to management	-	-	-	-	-	-	-	-	8,021	-	8,021
Cancellation of retention bonus shares	-	-	-	-	-	-	(36,000,000)	(3,600)	3,600	-	-
Net income	-	-	-	-	-	-	-	-	-	(256,424)	(256,424)
Balance, September 30, 2019	1,000,000	$100	-	$-	-	$-	59,619,795	$5,962	$19,850,589	$(23,265,367)	$(3,408,717)

For the Nine Months Ended September 30, 2019 (Unaudited)

	Preferred Stock								Additional
	Series A		Series B		Series C		Common Stock		Paid-In		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2018	1,000,000	$100	-	-	-	$-	63,363,436	$6,336	$19,367,130	$(22,283,194)	$(3,449,628)
Issuance of common stock for services	-		-	-	-	-	6,200,000	620	72,260	-	76,880
Issuance of common stock for conversion of debt	-	-	-	-	-	-	25,806,359	2,581	124,464	-	127,045
Issuance of common stock for financings	-	-	-	-	-	-	250,000	25	3,075	-	3,100
Issuance of warrants for financings	-	-	-	-	-	-	-	-	49,992	-	49,992
Issuance of warrants for services	-	-	-	-	-	-	-	-	4,799	-	4,799
Fair Value of common stock issued to management	-	-	-	-	-	-	-	-	221,267	-	221,267
Cancellation of retention bonus shares	-	-	-	-	-	-	(36,000,000)	(3,600)	3,600	-	-
Net loss	-	-	-	-			-	-	-	(442,173)	(442,173)
Balance, September 30, 2019	1,000,000	$100	-	$-	-	$-	59,619,795	$5,962	$19,850,587	$(23,265,367)	$(3,408,718)

See accompanying notes to condensed consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net income / (loss)	$33,278	$(442,173)
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Depreciation and amortization	19,339	35.584
Gain on receipt of marketable securities from license agreement	-	517,494
Gain on marketable securities	(91,574)	(634,000)
Fair value of common stock issued for services	181,100	81,679
Change in fair value of derivative	(204,548)	(231,503)
Amortization of debt discount	-	20,024
Fair value of retention bonus shares	(38,767)	221,267
Gain on the settlement of debt	(129,261)	-
Fair value of warrants issued for services	3,793	-
Interest added to convertible note balance	36,018	64,342
Grant from CARE loans	(10,000)	-
Changes in operating assets and liabilities:
Accounts receivable	(22,816)	16,961
Inventory	(62,542)	(18,947)
Other current and non-current assets	(78,500)	(7,021)
Accounts payable and accrued expenses	(102,755)	(62,247)
Accrued expenses - related parties	82,841	276,555
Deferred revenues	(31,622)	129,100

Net cash used in operating activities	(416,016)	(32,885)

Cash flows from investing activities
Proceeds from the sale of marketable securities	146,201	-

Net cash provided by investing activities	146,201	-

Cash flows from financing activities
Proceeds from CARE loans	227,870	-
Proceeds from line of credit	139,319	145,000
Proceeds from issuance of preferred stock	250,000	-
Payments on notes payable	(245,145)	(105,750)

Net cash provided by financing activities	372,044	39,250

Net change in cash and cash equivalents	102,229	6,365

Cash and cash equivalents, beginning of period	125,200	69,856

Cash and cash equivalents, end of period	$227,429	$76,221

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$10,696	$19,681

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock for conversion of debt	$276,112	$127,045
Debt discount related to derivative liabilities	$-	$20,024

See accompanying notes to condensed consolidated financial statements.

GTX CORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

LOCiMOBILE, Inc., is the Company’s digital platform which has been at the forefront of Smartphone application (“App”) development since 2008. With a suite of mobile applications that turn the iPhone, iPad, Android and other GPS enabled handsets into a tracking device which can be tracked from handset to handset or through our tracking portal or on any connected device with internet access. LOCiMOBILE has launched over 20 Apps across multi mobile device operating systems and continues to launch consumer and enterprise apps.

Basis of Presentation

The accompanying unaudited consolidated financial statements of GTX have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included. Our operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2019, which are included in our Annual Report on Form 10-K.

The accompanying consolidated financial statements reflect the accounts of GTX Corp and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has a stockholders’ deficit of $2,892,022 and negative working capital of $2,688,217 as of September 30, 2020 and used cash in operations during the period then ended of $416,016. The Company anticipates further losses in the development of its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan until such time as revenues and related cash flows are sufficient to fund our operations.

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

IP Licensing Revenue

Licensing revenue recorded by the Company relates exclusively to the Company’s License and Partnership agreement with Inventergy which provides for ongoing royalties based on monetization of IP licenses. The Company recognizes revenue for royalties under ASC 606, which provides revenue recognition constraints by requiring the recognition of revenue at the later of the following: 1) sale or usage of the products or 2) satisfaction of the performance obligations. The Company has satisfied its performance obligations and therefore recognizes licensing revenue when the sales to which the license(s) relate are completed. During the period ended September 30, 2020 the Company did not recognize any licensing revenue, there was $732,125 of licensing revenue in 2019.

Disaggregation of Net Sales

The following table shows the Company’s disaggregated net sales by product type:

	September 30, 2020	September 30, 2019
Product sales	$760,379	$302,697
Service income	170,711	250,255
IP and consulting income	-	732,125
Total	$931,090	$1,285,077

The following table shows the Company’s disaggregated net sales by customer type:

	September 30, 2020	September 30, 2019
B2B	$430,044	$430,430
B2C	501,046	110,117
Military	-	12,405
IP	-	732,125
Total	$931,090	$1,285,077

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

For the nine months ended September 30, 2020, the Company had four customers representing approximately 34%, 20%, 11% and 8% of sales, respectively, and four customers representing approximately 17%, 13%, 12% and 12% of total accounts receivable, respectively, as of the period then ended. The Company had two customers representing approximately 77%, and 8% of sales, respectively, for the nine months ended September 30, 2019, and four customers representing approximately 31%, 16%, 16% and 14% of total accounts receivable, respectively, as of the period then ended.

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

Marketable Securities

The Company’s securities investments that are acquired and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value based on quoted market price (level 1) on the balance sheet in current assets, with the change in fair value during the period included in earnings. As of September 30, 2020 and December 31, 2019, the fair value of our investment in marketable securities was $4,597 and $59,224, respectively.

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

	September 30,
	2020	2019
Warrants	55,750,000	15,190,000
Preferred B shares	100,000,000	-
Preferred C shares	13,333,333	-
Conversion shares upon conversion of notes	41,986,503	179,311,707
Total	211,069,836	194,501,707

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

3. INVESTMENT IN MARKETABLE SECURITIES

In June 2019, the Company acquired 22,222 shares of Inpixon’s restricted common stock (after giving effect to a 1:45 stock split) valued at $634,000. As of December 31, 2019, after the sale of 10,889 Inpixon shares, the Company owned 11,333 Inpixon shares with a fair value of $58,374. During the period ended September 30, 2020, the Company sold 8,500 of its Inpixon shares for total proceeds of $146,201 and recognized a gain from the sale of these shares of $102,420. The Company was able to obtain observable evidence that the remaining 2,833 shares had a market value of $3,654 as of September 30, 2020, as such, the Company recorded a loss from the decrease in the fair value of the shares of $11,537, resulting in a net gain from their investment in Inpixon shares of $90,883 during the current period ended September 30, 2020.

4. INVENTORY

Inventories consist of the following:

	September 30, 2020	December 31, 2019
Raw materials	$567	$690
Finished goods	98,167	35,502
Total Inventories	$98,734	$36,192

5. PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	September 30, 2020	December 31, 2019
Software	$25,890	$25,890
Website development	91,622	91,622
Software development	294,751	294,751
Equipment	1,750	1,750
Less: accumulated depreciation	(404,948)	(395,609)
Total property and equipment, net	$9,065	$18,404

Depreciation expense for the period ended September 30, 2020 and 2019 was $9,339 and $34,639, respectively, and is included in general and administrative expenses.

6. NOTES PAYABLE

The following table summarizes the components of our short-term borrowings:

	September 30, 2020	December 31, 2019
(a) Term loan	$15,983	$160,000
(b) Term loan	50,000	50,000
(c) Revolving line of credit	25,500	98,000
(d) Revolving line of credit	2,691	-
Total	$94,174	$308,000

(a) Term loan

In 2015, the Company entered into an unsecured term loan agreement with a third party for an aggregate principal balance of $200,000 at an interest rate of 14% per annum, with the interest adjusted as of December 2019 to 8.5%. The term loan became due on April 14, 2017 and as such, currently past due. At December 31, 2019, balance of the term loan was $160,000. During the nine months ended September 30, 2020, we issued 15,000,000 shares of common stock to convert $112,500 of principal of the term loan. The Company also paid down in cash the principal balance by $31,517, which brought the principal balance outstanding on the term loan as of September 30, 2020 to be $15,983. The balance of related accrued interest at September 30, 2020 was $108,666 with $4,287 having been paid down in 2020.

(b) Term loan

In September of 2019, the Company entered into an unsecured term loan agreement with a third party for an aggregate principal balance of $50,000 at an interest rate of 5% per annum in relation to an Asset Purchase Agreement. The term loan became due on September 13, 2020, and is currently past due. The principal balance outstanding on the note as of September 30, 2020 and December 31, 2019 was $50,000, respectively.

(c) Line of Credit

The Company obtained a line of credit agreement with an accredited investor of $500,000 during 2018. There were three borrowings against the line as of December 31, 2018 for aggregate borrowings of $65,000 and two borrowing in 2019 for $65,000 for a total of $130,000. During the year ended December 31, 2019, the Company repaid $32,000 in principal and all of its accrued interest of $19,465, resulting in a balance due of $98,000 as of December 31, 2019. During the period ended September 30, 2020, the Company repaid $72,500 in principal and all of its accrued interest of $3,258, resulting in a balance due of $25,500 as of September 30, 2020.

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

(d) Line of Credit

The Company also has an unsecured line of credit, guaranteed by its CEO, with its business bank, Union Bank, whereby funds can be borrowed at a revolving adjustable rate of 2 points over prime, currently 5.25%, with a max borrowing amount of $100,000. The balance at December 31, 2019 was $0 while during the period ended September 30, 2020 the Company was advanced a total of $139,319 and had repaid $136,628 of the balance. As such the balance outstanding as of September 30, 2020 is $2,691.

7. CONVERTIBLE PROMISSORY NOTES – PAST DUE

As of September 30, 2020 and December 31, 2019, the Company had a total of $841,423 and $1,099,278, respectively, of outstanding convertible notes payable, which consisted of the following:

	September 30, 2020	December 31, 2019
a) Convertible Notes – with fixed conversion terms	$714,500	$894,000
b) Convertible Notes – with variable conversion	126,923	205,278
Total convertible notes – past due	$841,423	$1,099,278

a)	Included in Convertible Notes - with fixed conversion terms, are loans provided to the Company from various investors. These notes carry simple interest rates ranging from 0% to 14% per annum and with terms ranging from 1 to 2 years. In lieu of the repayment of the principal and accrued interest, the outstanding amounts are convertible, at the option of the note holder, generally at any time on or prior to maturity and automatically under certain conditions, into the Company’s common shares at $0.015 to $0.30 per share. These notes became due in 2017 and prior, and are currently past due.

At December 31, 2019, balance of the convertible notes was $894,000. During the nine months ended September 30, 2020, we issued 28,026,792 shares of common stock to convert $175,000 of principal of these outstanding convertible notes and $39,518 in accrued interest. Of the total Notes converted during the period, approximately $110,000 of the notes were converted at a conversion price that was higher than the market price of the shares on the date of conversion. As such, the Company issued 81,792 common shares with a fair value of $1,420 in settlement of the $131,000 debt, which resulted in a $129,261 gain on the conversion of the Notes. The Company also paid down $4,500 of the principal balance of the convertible notes, which brought the outstanding balance of the convertible notes to $714,500 as of September 30, 2020. These convertible notes are currently past due.

b)	Convertible notes payable with principal balance of $126,923 as of September 30, 2020 consist of loans provided to the Company from various investors. These notes are non-interest bearing and with terms ranging from 1 to 2 years. In lieu of the repayment of the principal and accrued interest, the outstanding amounts are convertible, at the option of the note holder, generally at any time on or prior to maturity and automatically under certain conditions, into the Company’s common shares at 60% of the lowest trading price in the prior 30 days. The Company determined that since the conversion floor of these notes had no limit to the conversion price, the Company could no longer determine if it had enough authorized shares to fulfil its conversion obligation. As such, pursuant to current accounting guidelines, the Company determined that the conversion feature of these notes created a derivative at the date of issuance which was recorded as a valuation discount that was fully amortized as of December 31, 2019. At December 31, 2019, balance of the loan was $205,278. During the nine months ended September 30, 2020, we issued 8,454,828 shares of common stock to convert $78,355 of these outstanding convertible notes, which brought the principal balnce down to $126,923 as of the period then ended. These notes became due in 2019 and prior, and are currently past due.

8. CARE Loans

	September 30, 2020	December 31, 2019
a) PPP loan	$67,870	$-
b) EIDL loan	150,000	-
Total CARE loans	$217,870	$-

Paycheck Protection Program Loan

On April 30, 2020, the Company executed a note (the “PPP Note”) for the benefit of MUFG Union Bank, NA (the “Lender”) in the aggregate amount of $67,870 under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The PPP is administered by the U.S. Small Business Administration (the “SBA”). The interest rate of the loan is 1.00% per annum and accrues on the unpaid principal balance computed on the basis of the actual number of days elapsed in a year of 360 days. Commencing seven months after the effective date of the PPP Note, GTX is required to pay the Lender equal monthly payments of principal and interest as required to fully amortize any unforgiven principal balance of the loan by the two-year anniversary of the effective date of the PPP Note (the “Maturity Date”). The Maturity Date can be extended to five years if mutually agreed upon by both the Lender and GTX. The PPP Note contains customary events of default relating to, among other things, payment defaults, making materially false or misleading representations to the SBA or the Lender, or breaching the terms of the PPP Note. The occurrence of an event of default may result in the repayment of all amounts outstanding under the PPP Note, collection of all amounts owing from GTX, or filing suit and obtaining judgment against GTX. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. Recent modifications to the PPP by the U.S. Treasury and Congress have extended the time period for loan forgiveness beyond the original eight-week period, making it possible for GTX to apply for forgiveness of its PPP loan. No assurance can be given that GTX will be successful in obtaining forgiveness of the loan in whole or in part. The Company was in compliance with the terms of the PPP loan as of September 30, 2020.

Economic Injury Disaster Loan

On June 10, 2020, the Company executed an secured loan with the U.S. Small Business Administration (SBA) under the Economic Injury Disaster Loan program in the amount of $150,000. The loan is secured by all tangible and intangible assets of the Company and payable over 30 years at an interest rate of 3.75% per annum. Installment payments, including principal and interest, will begin June 10, 2021. As part of the loan, the Company also received an advance of $10,000 from the SBA. While the SBA refers to this program as an advance, it was written into law as a grant. This means that the amount given through this program does not need to be repaid and has been recognized as Other Income.

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

As of September 30, 2020 and December 31, 2019, the outstanding balance on the convertible promissory notes was $884,546. As of September 30, 2020 and December 31, 2019, interest of $242,414 and $221,988, respectively, is deferred on the above notes and included in accrued expenses to related parties.

Accrued wages and costs - In order to preserve cash for other working capital needs, various officers, members of management, employees and directors agreed to defer portions of their wages and sometimes various out-of-pocket expenses since 2011. As of September 30, 2020, and December 31, 2019, the Company owed $556,564 and $458,131, respectively, for such deferred wages and other expenses owed for other services which are included in the accrued expenses – related parties on the accompanying balance sheet.

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

At December 31, 2019, the balance of the derivative liabilities was $223,536. At September 30, 2020, the balance of the derivative liabilities was $18,988 resulting in a decrease of $204,548 that was reflected in other income on the accompanying statement of operations for the period then ended.

At September 30, 2020 and December 31, 2019, the derivative liabilities were valued using a Black-Scholes-Merton pricing model with the following assumptions:

	September 30, 2020	December 31, 2019
Conversion feature:
Risk-free interest rate	0.11%	1.56%
Expected volatility	255.44%	297.87%
Expected life (in years)	.1 to .773 years	.1 to .773 years
Expected dividend yield	-	-
Fair Value:
Conversion feature	$18,988	$223,536

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

11. EQUITY

The Company has 10,000,000 shares of preferred stock authorized. From this pool the following preferred shares have been classified as:

Preferred Stock – Series A

During the year ended December 31, 2018, the Company authorized 1,000,000 of Series A preferred shares, which shares have voting rights equal to two-thirds of all the issued and outstanding shares of common stock, shall be entitled to vote on all matters of the corporation, and shall have the majority vote of the board of directors. The subject preferred stock lacks any dividend rights, does not have liquidation preference, and is not convertible into common stock. During the year ended December 31, 2018, the Company issued one million Series A preferred shares to certain officers and board members. The shares remain outstanding as of September 30, 2020.

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

During the period ended September 30, 2020, the Company issued 100 Series B preferred shares and 10,000,000 warrants to an accredited investor for their financings for an aggregate value of $100,000. The Series B preferred shares and warrants shall have a fixed conversion price per share equal to $0.0025 per share of common stock, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the Common Stock. The warrants are exercisable through March 2025. The Company considered the accounting effects of the existence of the conversion feature of the Series B Preferred Stock, and the issuance of warrants at the date of issuance. In accordance with the current accounting standards, the Company determined that it should account for the fair value of the conversion feature and relative fair value of the issued warrants (up to the face amount of the Series B Preferred Stock) as a deemed dividend of $100,000 and a charge to paid in capital.

Preferred Stock – Series C

During the period ended September 30, 2020, the Company authorized 1,000 shares of preferred stock to be designated available for Series C preferred shares that have a stated value of $1,000 each and are convertible into common shares at fixed price of $0.015. Holders shall be entitled to receive, and the Company shall pay, dividends on shares of Series C Preferred Stock equal (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the Company’s Common Stock. No other dividends shall be paid on shares of Series C Preferred Stock, and they shall have no voting rights and have liquidation preference. During the year ended December 31, 2019, the Company had no Preferred C shares.

During the period ended September 30, 2020, the Company issued 150 Series C preferred shares and 10,000,000 warrants to an accredited investor for their financings for an aggregate value of $150,000. The Series C preferred shares and warrants shall have a fixed conversion price equal to $0.015 per share of common stock, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the Common Stock. The warrants are exercisable through April 2023. The Company considered the accounting effects of the existence of the conversion feature of the Series C Preferred Stock, and the issuance of warrants at the date of issuance. In accordance with the current accounting standards, the Company determined that it should account for the fair value of the conversion feature and relative fair value of the issued warrants (up to the face amount of the Series C Preferred Stock) as a deemed dividend of $150,000 and a charge to paid in capital.

Common Stock

During the period ended September 30, 2020 the Company issued 12,000,000 shares of common stock with a fair value of $181,100 at the date of grant for services.

On October 16, 2018, the Company created a long-term employment retention bonus plan and issued 39,500,000 of restricted common shares to the plan. In 2019, 36,000,000 of these shares were cancelled. The remaining 3,500,000 shares have a 3-year vesting period and those eligible, employees, directors and advisors, must have been with the Company for at least 7 years with an additional 2 years necessary in order to participate in the plan and 3 to become fully vested. The shares will vest with a mandatory 2-year minimum requirement for such vesting to become valid with 33.4% in year two and 66.66% at the end of year three. If the individual leaves the Company prior to vesting, the Company or its assignee retains the option to repurchase the unvested shares at par. During the period ending September 30, 2020, all vesting shares have been forfeited and the Company recognized a gain of $38,767 related to the retirement of the retention plan. The board is evaluating a new employee stock option plan (ESOP) and intends to select a new plan by the end of the 2020.

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

A summary of the Company’s warrant activity and related information is provided below (the exercise price and the number of shares of common stock issuable upon the exercise of outstanding warrants have been adjusted to reflect a 1-for-75 reverse stock split):

	Exercise Price $	Number of Warrants
Outstanding and exercisable at December 31, 2019	0.0025 – 0.04	36,000,000
Warrants exercised	-	-
Warrants granted	0.0025 – 0.015	20,250,000
Warrants expired	0.04	(500,000)
Outstanding and exercisable at September 30, 2020	0.0025 - 0.011	55,750,000

Stock Warrants as of September 30, 2020
Exercise	Warrants	Remaining	Warrants
Price	Outstanding	Life (Years)	Exercisable
$0.011	2,500,000	0.25	2,500,000
$0.0025	40,000,000	4.28	40,000,000
$0.015	10,250,000	2.62	10,250,000
$0.01	3,000,000	0.28	3,000,000

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

Additionally, during the nine months ended September 30, 2020, we issued to an outside consultant warrant to purchase 250,000 shares of the Company’s common stock with a strike price of $0.015, and term of 3 years. The fair value of these warrants was estimated using the Black-Scholes option pricing model based on the following assumptions: (i) volatility rate of 265.59 (ii) discount rate of 0.18%, (iii) zero expected dividend yield, and (iv) expected life of 3 years. The total fair value of the option grants to the consultants at their grant dates was $3,793.

The outstanding and exercisable warrants at September 30, 2020 had an intrinsic value of approximately $244,000.

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

The 2008 Plan provides for the issuance of a maximum of 7,000,000 shares, of which, after adjusting for estimated pre-vesting forfeitures and expired options, approximately 2,235,000 were available for issuance as of September 30, 2020.

No options were outstanding at September 30, 2020.

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

13. SUBSEQUENT EVENTS

On October 27, 2020 we issued 1,000,000 shares of stock to a consulting firm at a price of $0.006 for a fair value of $6,000.

On November 6, 2020, the Company received approval to forgive it’s entire Paycheck Protection Program Loan (“PPP”) for the full amount of $67,870.

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

Overview

Due to our pivot in early March to expand our health and safety product line into the Personal Protective Equipment (“PPE”) business, we saw a 7% increase in revenues compared to Q3 2019, continued to add new customers, elevate our product and brand awareness in the U.S. and showed a net profit of slightly over $33k for the third quarter of 2020. Since we cannot accurately predict how long the PPE business will remain in strong demand, based on the current events, it is however unlikely to end completely before the end of the year. The entry into this business has enabled us to maintain our cash flow, broaden our product line, garner a lot of new customers, all of which we believe has expanded our visibility in the wearable technology GPS tracking space as we are starting to see cross selling across our product lines. We have seen a noticeable increase in inquiries from our distributors for wearable tracking, monitoring, and tracking solutions, which is the cornerstone of our business.

Even though we are still being impacted by COVID-19 (“COVID”) and experiencing some temporary setbacks with product development, IP licensing and subscriptions, we expect these setbacks to subside as the economy and business operations start to return to normal.

We are seeing a lot of demand for our flagship GPS SmartSole product and began testing our new 4G prototypes during this quarter. We found some issues with our first design, which were quickly resolved and now we have a second version in of prototypes in production, which we expect to start testing in the 4th quarter. We are also seeing some increase in activity in our IP licensing as the economy reopens. Subscriptions are still not back to pre COVID, however we expect those to start ramping up quickly as soon as we launch our new 4G SmartSoles.

During the third quarter, we continued development of our next generation miniaturized GPS tracking device, which will utilize a host of new technologies, including CatM1, NB-IoT, enhanced Wifi, and Bluetooth, for better accuracy, faster location requests and less power consumption. This new hardware platform will be small enough to be embedded into our line of wearable technology and offered as a licensed hardware platform as well. The demand for our GPS SmartSoles is the highest it has been in over two years, so we are very focused and committed to getting our new product launched, but there are circumstances right now that are effecting our timelines.

During the third quarter of 2020, GTX was issued a new patent by the United States Patent and Trademark Office (USPTO), U.S Patent No. 10,743,615 entitled “System and Method for Embedding A Tracking Device in a Footwear Insole.” This is GTX’s third patent related to embedding Real-Time Location Systems (RTLS) GPS wearable tracking technology into footwear. This patent covers different aspects of the GPS SmartSole product and we expect to receive more patents covering other aspects on related applications in the future as we continue to expand our IP portfolio in the wearable technology space, especially as the global wearable medical device market continues to grow and expecting to reach $9.4 billion by 2022. This third patent helps solidify our portfolio with respect to wearable tracking and monitoring technologies embedded in footwear.

On the IP licensing front during the third quarter 2020, we did not sign any new IP licensing agreements and did not recognize any revenues from granting non-exclusive intellectual property licenses to companies that are using or want to use our patented technology in the marketplace. We attribute this predominately to COVID-19, as many companies, legal teams, and court houses have not been operating at full capacity. We expect this to be a COVID related setback and for these revenues to slowly come back as the economy begins to fully reopen.

Even with overall COVID setbacks we still managed to show net profits for all three quarters of 2020, increase our product sales by 151% comparable to same period last year, maintain a close to 50% profit margin, reduce our expenses by 24%, and have over $100k in paid-for inventory at the end of the quarter. Except for a government assisted very low interest SBA loan, which we have 30 years to pay off, we did not take on any new debt and continue to reduce our existing debt by $676k.

As we enter our 8th month of unprecedented times we are cautiously optimistic, seeing encouraging signs, hearing from many customers they are almost fully operational, but the situation still remains fluid as there is a growing concern for a second wave hitting hard in the Fall/Winter. One thing is for certain, there is a big desire for innovation and new solutions in the wearable technology healthcare industry post COVID-19 era, along with continued demand for PPE while the pandemic is still not fully under control. GTX has been at the forefront of many innovative technologies, we pivoted early into the PPE business and built an entire new business unit under extremely challenging conditions, so we know we are resilient, confident and will continue to push forward.

For now, we hope all our stakeholders are safe and healthy and we will keep updating everyone as best we can through our weekly podcast, press releases and newsletters.

Results of Operations

The following discussion should be read in conjunction with our interim consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report.

Three Months Ended September 30, 2020 (“Q3 2020”) Compared to the Three Months Ended September 30, 2019 (“Q3 2019”)

	Three Months Ended September 30,
	2020		2019
	$	% of Revenues	$	% of Revenues

Product sales	306,439	85%	198,588	58%
Service income	55,788	15%	102,103	30%
IP royalties	-	0%	39,375	12%
Total revenues	362,227	100%	340,066	100%
Cost of products sold	166,188	46%	7,727	2%
Cost of service revenue	19,120	5%	8,466	8%
Cost of licensing revenue	-	0%	21,342	6%
Cost of goods sold	185,308	51%	37,535	16%
Gross profit	176,919	49%	302,531	89%

Operating expenses:
Wages and benefits	152,740	42%	150,743	44%
Professional fees	35,812	10%	20,627	6%
Sales and marketing expenses	6,242	2%	3,281	1%
General and administrative	45,215	12%	55,157	16%
Total operating expenses	240,009	66%	229,808	68%

Income/(loss) from operations	(63,090)	-17%	72,723	21%

Other (expense)/income, net	66,198	18%	(329,147)	-97%
Net income	3,108	1%	(256,424)	-75%

Revenues

Revenues as a whole in Q3 2020 increased by 7% or $22,161 in comparison to Q3 2019, which increased despite COVID-19, which directly impacted our ability to generate IP licensing revenues and professional services income, the shutdown of the economy and business landscape, especially due to the fact that GTX is located in Los Angeles, which is one of the most severally restricted cities in the United States. However, product revenues increased in Q3 2020 by 54% or $107,851 over Q3 2019 primarily due to increased demand of our expanded health and safety product line.

Cost of goods sold

Cost of goods sold increased by 394% or $147,773 during Q3 2020 in comparison to Q3 2019 primarily due to the increased purchases of health and safety inventories. The total gross margin decreased from 88.96% in Q3 of 2019 to 48.84% in Q3 of 2020 primarily due to the decreased revenues from the higher margin sales related to licensing fees and the costs related to importing and selling the expanded health and safety product line.

Wages and benefits

Wages and benefits during Q3 2020 increased by 1% or $1,997 in comparison to Q3 2019, primarily due to the reduction of costs related to retention bonuses.

Professional fees

Professional fees consist of costs attributable to consultants and contractors who primarily spend their time on legal, accounting, product development, business development, corporate advisory services and investor relations. Such costs increased $15,185 or 74% during Q3 2020 as compared to Q3 2019, primarily due to the Company’s use of outside consultants for Public and Investor Relations.

Sales and marketing expenses

Sales and marketing expenses increased by 90% or $2,960 during Q3 2020 in comparison to Q3 2019, primarily as we advertised our increased health and safety products. These costs are expected to ramp up as we begin to launch more new products.

General and administrative

General and administrative costs during Q3 2020 decreased by $9,942 or 18% in comparison to Q2 2019 due to overall slowdown in business operations, we have reductions in travel, entertainment, tradeshows, parking, supplies and other general operational expenses.

Other income/(expense), net

Other expense, net decreased 120% or $395,343 from Q3 2019 to Q3 2020 primarily as a result of the gain of $51,962 from the reduction in expenses related to derivatives and the lower net interest expense related to retired debt. As of September 30, 2020, the Company had $18,988 in derivative liabilities.

Net income/(loss)

Net loss decreased by 101% or $259,531 from Q3 2019 to Q3 2020, primarily as a result of maintaining consistent revenues, reductions in derivative expense and reductions in debt and from the increased sales of our health and safety products.

Nine Months Ended September 30, 2020 (“Q1-Q3 2020”) Compared to the Nine Months Ended September 30, 2019 (“Q1-Q3 2019”)

	Nine Months Ended September 30,
	2020		2019
	$	% of Revenues	$	% of Revenues

Product sales	760,379	82%	302,697	24%
Service income	170,711	18%	250,255	19%
IP royalties	-	0%	732,125	57%
Total revenues	931,090	100%	1,285,077	100%
Cost of products sold	357,158	38%	55,871	4%
Cost of service revenue	113,627	12%	41,296	3%
Cost of licensing revenue	-	0%	44,487	3%
Cost of goods sold	470,785	51%	141,654	11%
Gross profit	460,305	49%	1,143,423	89%

Operating expenses:
Wages and benefits	476,825	51%	514,125	40%
Professional fees	196,893	21%	375,858	29%
Sales and marketing expenses	19,391	2%	6,701	1%
General and administrative	125,241	13%	179,269	14%
Total operating expenses	818,350	87%	1,075,953	84%

Income/(loss) from operations	(358,045)	-38%	67,470	5%

Other (expense)/income, net	391,323	42%	(509,643)	-40%
Net income/(loss)	33,278	4%	(442,173)	-34%

Revenues

Revenues as a whole in Q1-Q3 2020 decreased by 28% or $353,987 in comparison to Q1-Q3 2019, primarily due to COVID-19, which directly impacted our ability to generate IP licensing revenues and professional services income, the shutdown of the economy and business landscape, especially due to the fact that GTX is located in Los Angeles, which is one of the most severally restricted cities in the United States. However, product revenues significantly increased in Q1-Q3 2020 by 151% or $457,682 over Q1-Q3 2019 primarily due to increased demand for our expanded health and safety product line.

Cost of goods sold

Cost of goods sold increased by 232% or $329,131 during Q1-Q3 2020 in comparison to Q1-Q3 2019 primarily due to the purchases of health and safety inventories. The total gross margin decreased from 88.98% in Q1-Q2 2019 to 49.44% in Q1-Q3 2020 primarily due to the decreased revenues from the higher margin sales related to licensing fees and the costs related to importing and selling the expanded health and safety product line.

Wages and benefits

Wages and benefits during Q1-Q3 2020 decreased by 7% or $37,300 in comparison to Q1-Q3 2019, primarily on the reduction of costs related to retention bonuses.

Professional fees

Professional fees consist of costs attributable to consultants and contractors who primarily spend their time on legal, accounting, product development, business development, corporate advisory services and investor relations. Such costs decreased $178,964 or 48% during Q1-Q3 2020 as compared to Q1-Q3 2019, primarily due to the Company’s reduced need for outside consultants and the elimination of the retention bonus plan.

Sales and marketing expenses

Sales and marketing expenses increased by 189% or $12,690 during Q1-Q3 2020 in comparison to Q1-Q3 2019. Primarily due to costs related to the ramp up of increased health and safety products and the associated advertising.

General and administrative

General and administrative costs during Q1-Q3 2020 decreased by $54,028 or 30% in comparison to Q1-Q3 2019 due to overall slowdown in business operations, we have reductions in travel, entertainment, tradeshows, parking, supplies and other general operational expenses.

Other income/(expense), net

Other expense, net decreased 177% or $900,965 from Q1-Q3 2019 to Q1-Q3 2020 primarily as a result of a $91,574 net gain for the sales of marketable securities held for sale, the gain of $129,261 from the extinguishment of debt and the reduction in expenses related to derivatives of $204,548. These gains offset the net interest expense related to debt. As of September 30, 2020, the Company had $18,988 in derivative liabilities.

Net income/(loss)

Net loss decreased by 108% or $475,451 from Q1-Q3 2019 to Q1-Q3 2020 with GTX posting a profit of $33,278, primarily as a result of maintaining consistent net profits, gains from the sale of marketable securities, reductions in operating expenses (24%), reductions in derivative expense, reductions in debt and from the increased sales of our health and safety products.

Liquidity and Capital Resources

As of September 30, 2020, we had $227,429 of cash and cash equivalents, and a working capital deficit of $2,688,217, compared to $125,200 of cash and cash equivalents and a working capital deficit of $3,630,942 as of December 31, 2019. A part of our negative working capital position at September 30, 2020 consisted of $18,988 of derivative liabilities related to unsecured convertible promissory notes and $841,423 related to the principal balance of unsecured convertible promissory notes.

During the nine months ended September 30, 2020, we earned income of $33,278 compared to a net loss of $442,173 for the nine months ended September 30, 2019. Net cash used by operating activities for the first nine months of 2020 was $416,016 and the net cash used in operating activities for the first nine months of 2019 was $32,885.

Net cash provided by investing activities during the nine months ended September 30, 2020 was $146,201 which pertained to the proceeds received from the sale of marketable securities. There were no investing activities in the same period in 2019.

Net cash provided by financing activities during the nine months ended September 30, 2020 was $372,044 and represents $139,319 in draws upon our lines of credit, $250,000 in financings, $227,870 from government fundings and $245,145 in payments on convertible notes and the lines of credit. During the nine months ended September 30, 2019, net cash provided by financing activities was $39,250 and represents $95,000 in draws upon our lines of credit, a $50,000 term loan and $105,750, in payments on convertible notes and the lines of credit.

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has stockholders’ deficit of $2,892,022 and negative working capital of $2,688,217 as of September 30, 2020 and used cash in operations of $416,016 during the current period then ended. A significant part of our negative working capital position at September 30, 2020 consisted of $935,597, of amounts due to various accredited investors of the Company for convertible promissory notes, loans and a letter of credit. The Company anticipates further losses in the development of its business. Please see the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2019 for more information regarding risks associated with our business.

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

On July 15, 2020, we retired $9,397 in convertible debt and issued equity in the form of common stock of 1,102,888 shares.

On July 17, 2020, we retired $37,500 in convertible debt and issued equity in the form of common stock of 4,401,408 shares.

On July 20, 2020 we issued 1,000,000 shares of stock to a consulting firm at a price of $0.015 for a fair value of $16,000.

On July 21, 2020 we issued 500,000 shares of stock to a consulting firm at a price of $0.015 for a fair value of $7,500.

On August 21, 2020, we retired $47,250 in convertible debt and issued equity in the form of common stock of 6,300,000 shares.

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

GTX CORP

Date: November 16, 2020	By:	/s/ ALEX MCKEAN
Alex McKean,
Chief Financial Officer (Principal Financial Officer)

Date: November 16, 2020	By:	/s/ PATRICK BERTAGNA
Patrick Bertagna,
Chief Executive Officer

