Form 10-K
period 2020-12-31
GTX CORP
filed 2021-03-31
CIK 1375793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 30, 2020 was approximately $12,441. At March 31, 2021, there were 185,932,930 shares of the registrant’s common stock outstanding.

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

BUSINESS OVERVIEW & INTRODUCTION

GTX Corp (GTX) is a technology company that owns and operates two wholly owned subsidiaries engaged in health, safety and wellness solutions with a focus in the growing multi-billion-dollar location based wearable technology and real-time location systems (“RTLS”) industry. GTX designs, manufactures and sells complementary medical products and services for the purpose of protection, health and safety. GTX owns 100% of the issued and outstanding capital stock of its two subsidiaries - Global Trek Xploration, Inc. (“Global Trek Xploration”) and LOCiMOBILE, Inc. (“LOCiMOBILE”). The two subsidiaries operate in various interrelated sectors of real-time location systems (“RTLS”) and the wearable technology industry. Through these subsidiaries, GTX Corp is engaged in the design, development, manufacturing, distribution, sales and support of related products and services, for the consumer, enterprise, and military. Utilizing GPS, cellular, Bluetooth Low Energy (“BLE”), Near Field Communications (“NFC”), Radio Frequency (“RF”), and WiFi technologies through a proprietary enterprise monitoring platform and licensing subscription business model, the Company offers a complete end to end solution of hardware, middleware, apps, connectivity, and professional services that can track and monitor people or assets at the touch of a button in real-time. In addition to selling products and monthly service subscriptions, the Company also generates revenues through licensing its technology and intellectual property, custom development projects and the sale of OEM medical devices and supplies.

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

Since inception, GTX has sold, developed and commercially launched numerous products, including, our GPS Smart Shoes, SmartSoles, Bluetooth Low Energy (“BLE”) SmartSoles, hand-held GPS tracking devices, a proprietary custom military personnel and asset tracking solution, a weapons tracker, pet tracker, infant tracker and more than 20 smartphone and tablet Apps, all supported by our hosted and scalable backend monitoring platform and intellectual property portfolio. The Company has multiple lines of business units comprising of our core wearable tech SmartSole line, Military line, OEM devices and supplies, professional services, Near field Communications (NFC) asset tracking and intellectual property licensing. The business units generate various revenue streams, such as product sales, recurring subscriptions, software and intellectual property (IP) licensing, fees for custom hardware and software development, professional consulting, and support and maintenance services. Many of our products are protected by GTX’s IP portfolio of issued patents, licensed patents, patents pending, registered trademarks, copyrights, URLs and a library of proprietary hardware and software designs.

BUSINESS UNITS

1)	Wearable Technology - Our SmartSole line of wearable footwear technology is designed for people with cognitive memory disorders, such as Alzheimer’s, dementia, autism and traumatic brain injury (“TBI”). Currently that number is estimated at 100 million worldwide and expected to reach 277 million by 2050. Typically, these people tend to wander and require some wander guard technology and remote oversight. The SmartSoles are comfortable orthotic insoles embedded with a GPS and cellular tracking module, so that a caregiver can know in real time where a loved one is at the touch of a button from any smartphone or computer. Approximately 9 million people in the U.S. and over 100 million worldwide are affected with some sort of cognitive memory disorder.

2)	Military and Custom Development - for tracking military personnel, and high value assets, such as drones, small light weight cargo, and other high value mobile assets that require our robust, small footprint and low power consumption hardware platform.

3)	Mobile Apps – mobile and digital for the work force, such as salespersons, journalists, electricians, plumbers, food delivery, property management agents, cleaning services and other industries that require knowing the whereabouts of an employee or contractor in real time but that don’t want to invest in costly GPS devices, instead would rather leverage a user’s smartphone.

4)	IP licensing- many of our patents were issued over 10 years ago and have garnered interest within the tech community. GTX is currently engaged in a licensing and monetization campaign. Over 150 companies that could potentially license some or all our IP have been identified.

5)	Short Range and Logistics – our BLE and NFC technology for tracking people in designated areas, such as seniors in assisted living communities or valuable assets across the supply chain, such as expensive wines, foods or pharmaceuticals. BLE - Bluetooth Low Energy and NFC – Near Field Communication are a short-range wireless technology that triggers data exchange from one device to another. The chip is about the size of a nickel and can be attached, embedded, sewn, glued, embroidered, and even ironed on or otherwise affixed to just about any person or product, including print materials, packaging and wearables.

6)	Medical Health & Safety devices and supplies – our wide range of protective equipment ranging from hearing assisted technology to masks, sanitizing equipment, UV sterilization equipment, and rapid test kits.

CORPORATE STRATEGY

Management’s corporate strategy is to continue to build and develop GTX as a health & safety wearable technology company that provides turnkey solutions for the consumer, enterprise, and government. Most of the GTX tracking and monitoring products are sold with a monthly, quarterly or annual subscription service plan or licensing fees ranging from $2.00 to $35.00, per month per monitored asset. In addition to product sales and recurring service fees, the Company also generates revenues through software and IP licensing. Many of our patents have filing dates going back to 2004, 2005 and 2006 and still have open continuations and our legal team is constantly identifying new companies that are a potential licensee candidate.

As part of our long-term growth strategy, we are focused on launching new products, adding new subscribers and signing new licensing agreements so that we can build a steady base of recurring revenues. Launching new products, new vertical sales channels and building out our patent portfolio are the key drivers for growth. The more products we develop and sell the more subscribers we bring onboard. And, as our patent portfolio grows and evolves so do our licensing opportunities. To date we have built a network of strategic partners, a robust technology platform of proprietary hardware and software and a growing intellectual property (IP) portfolio. The GTX product lines of embedded smart wearable GPS devices, Stand-Alone GPS devices, Digital Apps, BLE/NFC solution, encrypted RF military personnel and asset tracking solutions and protective medical supplies and devices are sold both direct to consumer (“B2C”) and business to business (“B2B”) and direct to the Military, through our global network of resellers, affiliates, distributors, non-profit organizations, government agencies, police departments, manufacturers reps and retailers. The Company has been ramping up its product distribution and sales channels and, as of December 31, 2020, the Company had live units in the field and / or paying subscribers in over 35 countries, with well-established customers and distributors in Canada, Mexico, Europe, Latin America, Asia, the Middle East and Africa. In the U.S. the Company sells direct to the consumer through its online ecommerce platform, a host of retailers and resellers along with hundreds of online affiliates. The Company also manages direct B2B enterprise and government sales through its business development team and advisors. The B2B initiatives comprise of supporting existing distributors along with bringing on new distributors, working with U.S. and Foreign Military agencies, to support existing business and secure new business, and domestically to work with local, state, and federal agencies in order to acquire reimbursement codes for its line of SmartSoles. To date GTX has been issued a vendor number for reimbursement in 11 U.S. states and internationally in Canada, Norway, Sweden and in the U.K. the National Health Services (“NHS”) began conducting regional pilots for the wander assistive GPS SmartSoles, in urban centers with high populations of seniors afflicted with dementia. Under these reimbursement programs, the SmartSoles are either partially (50% to 60%) or sometimes up to (100% including the monthly subscriptions) paid for or subsidized by the local, state or federal agencies. We have also applied for grants and private insurance reimbursement along with other health and municipal services in several other countries. Where granted, the subsidies lower the cost of acquiring and owning our tracking products, which can result in an increase in customers and revenues.

INDUSTRY OVERVIEW

Smart wearable technology is becoming ubiquitous, and it is starting to find its way into all parts of the global society. Miniature electronic devices that are worn by a person, commonly referred to as wearables, are continuing on a strong upward trajectory evident by the likes of Nike, Garmin, Google, Samsung, Apple, Verizon and a host of other fortune 100 companies that have entered into this space. Wearable Technology is on the rise in personal fitness, wellness, healthcare and business use. CCS Insight (a provider of market information, data analysis and market intelligence) recently updated its outlook on the future of wearable tech, indicating that 411 million smart wearable devices, worth a staggering $34 billion, were be sold in 2020.

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

GTX Management believes that more and more consumers, enterprises, and government agencies are realizing the importance of using tracking and monitoring information technology. The technology growth story has long focused on the consumer, but as enterprises in every industry sector, including the government sector, look to technology to facilitate and transform their own operations, the opportunities for technology companies have broadened considerably. The following information illustrates the ways in which various tech markets are expected to grow.

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

Global Trek Xploration is a California corporation which engages in the business of, design, development, manufacturing, and sales of medical devices and supplies, and Global Positioning Satellite (“GPS”), Cellular, Radio Frequency (“RF”) Near Field Communications (“NFC”) WiFi and Bluetooth low energy (“BLE”) monitoring and tracking solutions. GTX is vertically integrated and provides hardware, software and connectivity, delivering a location-based platform that enables subscribers to track in real time the whereabouts of people, or high valued assets. Our proprietary GPS devices, which consist of a miniature quad-band General Packet Radio Service (“GPRS”) transceiver, custom antenna, circuitry, battery and inductive charging pad can be customized and integrated into numerous form factors. The finished products are then placed or worn so that their location and movement can be monitored in real time over the Internet through our 24x7 tracking portal or on a web-enabled cellular telephone. The tracking portal is fully scalable and has been licensed to several partners both in the U.S. and internationally. It is a secure platform equipped with a database, application-programming interface (“API”) for custom integration, and communication SMS gateway software and hardware. Subscriber internet communications are routed through GTX’s proprietary, fault-tolerant, carrier-class, and application-specific interface software. Our Location Data Center services are also offered to non-Global Trek Xploration products and hardware systems (i.e. handsets and personal electronics) of major electronics manufacturers through the offer and sale of exclusive licenses (either geographical, regional or product categories).

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

PRODUCTS and SERVICES

●	GPS SmartSole – a wearable orthotic insole GPS tracking, monitoring and recovery solution for those at risk of wandering due to Alzheimer’s, dementia and autism.
●	Take Along Tracker 4G – a stand-alone miniature tracking and SOS device that allows for GPS capabilities, plus 4G, GSM, data and voice as well as a 3-way motion sensor.
●	Track My Workforce – a mobile app allowing employers to monitor mobile employees like drivers and sales representatives through their Smartphone.
●	Sole Protector for GPS Smartsole – created specifically for the GPS SmartSole® in order to boost longevity, hygiene, covertness, protection and comfort. Extends the life of the SmartSole with increased shock absorption and water resistance.
●	Take Along Friends & the Invisabelt - A GPS cellular tracking and monitoring device for young children and toddlers.
●	Protective Medical devices and supplies – Ranging from PPE’s such as masks, sanitizers, face shields, UV wands and assorted equipment all the way to and including; Antibody and Antigen rapid test kits and hearing assisted technologies.
●	VeriTap - an NFC tag and middleware application designed to monitor logistics and assets in the supply chain.

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

INTELECTUAL PROPERTY

GTX’s IP portfolio not only supports the Company’s core product lines by creating barriers of entry to competitors, but also underscores the Company’s intrinsic value and generates revenues from out bound licensing. Our early investment in IP dates back to 2002 and demonstrates GTX’s commitment to developing innovative technology in the growing wearable GPS, LBS and RTLS space. The GTX IP portfolio underpins its business and provides support across all its business units. The portfolio addresses three core areas: Footwear, Communication and International coverage and as of December 31, 2020 we had twenty-three (23) patents and several trademark registrations. These include nineteen (18) issued U.S. utility patents, three of which are insole patents, two (2) issued U.S. design patents, and three (3) other pending U.S. utility patent applications. We also have three (3) issued foreign national patents which include one (1) Canadian utility patent and two (2) Mexican utility patents. We also have one (1) pending European foreign national patent application based on our U.S. filings. In addition to the five (5) comm protocol’s (program-to-program communications access methods), which falls under GTX U.S. Patent 8,760,286, commonly referred to as the 286 GTX patent family, GTX also has several patents on the device side. The international multi- pronged IP protection approach is part of the overall intellectual property strategy protecting all aspects of the GTX enterprise and value of its hardware and platform

GTX also has under license one (1) U.S. patent and twelve (12) foreign patents. Included under the IP portfolio GTX has U.S. trademark registrations including, but not limited to, registrations for the marks “LOCi” and “LOCIMOBILE.” In addition, another U.S. trademark application for “GPS SMART SOLE SATELLITE MONITORING AND REALTIME TRACKING”, “GTX CORP”, and “WITH YOU.”

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

YEAR IN REVIEW

2020 was probably our most transformative year since we launched our GPS SmartSoles in 2015. Even with the overall setbacks and the restrictive lockdowns enforced in California due to COVID, which in turn brought about a reduction in revenues, we still managed to grow our product sales, grow our customer base, expand our product lines, maintain good profit margins, and reduced our general expenses.  Except for a government assisted very low interest SBA loan, which we have 30 years to pay off, we did not take on any new debt and continued to retire our existing debt by $494K or 35% in 2020.

Overall subscriptions were down for the year and lower than expected due to COVID-19 and because many of the cellular providers worldwide transitioned to 4G and 5G shutting down 2G and 3G in many parts of the world. Even though we had been planning for the 2G and 3G shutdown we had no way to plan for COVID.  Most of our distributors and B2B customers stopped placing new orders in the 3rd and 4th quarter of 2019 in order for them to sell out of their existing inventory ahead of receiving our new 4G products. The 2G and 3G shutdown also had an impact on our B2C subscriptions as consumers were experiencing connectivity issues in certain geographical areas and suspended their subscriptions. In spite of these temporary setbacks, we saw and continue to see a steady flow of pre-orders for our 4G SmartSoles.

Due to our pivot in early March 2020 to expand our health and safety product line into the Personal Protective Equipment (“PPE”) business, we saw a 109% increase in product revenues compared to 2019, added over 2,500 new customers, elevated our product and brand awareness in the U.S. and showed a modest net profit for the first three quarters of 2020. The expansion into the PPE business enabled us to maintain our cash flow, broaden our product offerings, garner a lot of new customers, all of which we believe has expanded our visibility in the marketplace, as we are starting to see more cross selling across our product lines and continue to see a noticeable increase in inquiries from our distributors for wearable tracking and monitoring solutions, which is the cornerstone of our business.

Even though overall, revenues compared to last year were down besides COVID, most of that was directly related to IP licensing. In 2019, in addition to our normal IP licensing revenue, we had 1 large transaction for $650,000 that dramatically increased our licensing revenue for that year. However, in 2020 not only did we not have 1 large transaction, but due to COVID all our normal IP licensing revenues were off. Instead of 14 licenses signed in 2019, we only signed one in 2020.

During the second quarter of 2020, basically starting April first, the Company was immersed in addressing the impact of COVID-19: from setting up work safety policies, social distancing guidelines, shelter in place lockdowns, contacting our customers and suppliers across the globe to address and ascertain their impact. In addition, we had to quickly expand our infrastructure to support the rapid need and demand for PPE’s. As we were facing the many uncertainties, we filed for government assistance loan programs, which we received late in the second quarter. Even with all the uncertainty, chaos and panic that ensued in early April, we managed to build out our PPE business whereby we sold and donated hundreds of thousands of PPE items to a wide range of entities such as essential businesses, assisted living facilities, pharmacies, Fortune 1,000 companies, hospitals, police departments, nonprofits, and local, state, and federal government agencies, in almost every State across the U.S. We launched a PPE specific website www.gtxmask.com, which within weeks, saw over a 500% increase in website traffic, and 300% increase in consumer orders. GTX is now well positioned as a trusted health & safety supplier for providing a wide variety of high-quality products, excellent customer service and reliable same or next day shipping, all of which is contributing to an increase in our brand awareness and favorable customer testimonials and reviews. Since we are now addressing a much larger potential audience, we started an advertising campaign, and based on the results so far, we expect to keep the campaign going into 2021.

Continuing throughout the year, our e commerce business saw a steady monthly increase and many of the new products we introduced were widely accepted and sales quickly ramped up throughout the year, seeing a significant increase in sales coming from COVID Rapid Test Kits beginning in the fourth quarter of 2020.

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

During the fourth quarter of 2020 we continued making progress with the development of our next generation miniaturized GPS tracking device, which will utilize a host of new technologies, including CatM1, NB-IoT, enhanced Wifi, and Bluetooth, for better accuracy, faster location requests and less power consumption. This new hardware platform will be small enough to be embedded into our line of wearable technology and offered as a licensed hardware platform as well. Unfortunately, we found some issues with our first design, which were quickly resolved, and we put a second version of prototypes in production, which we began testing in the 4th quarter. The demand for our GPS SmartSoles is the highest it has been in over two years, so we are very focused and committed to getting our new product launched in 2021. Subscriptions which directly tie into the sales of our tracking products were still not back to pre-COVID as of December 31, 2020, however based on our preorders going into 2021 we expect subscriptions to start ramping up quickly as soon as we launch our new 4G SmartSoles. We also had a slight increase in IP licensing as the economy began to reopen up towards the 3rd quarter, but then we had the end of year spike in COVID cases which slowed things down again with our IP campaign. IP revenues were significantly lower in 2020 over the previous year and even though we believe the setbacks were related to COVID, we also believe our IP campaign which began with our partnership with Inventergy needs to be revamped as we go into 2021 and management will be exploring several different options.

Since we cannot accurately predict how long the PPE business will remain in strong demand, based on the current events, it is unlikely to end completely before the end of the year. The entry into this business has enabled us to broaden our product line, garner thousands of new customers, all of which we believe has expanded our visibility in the wearable technology GPS tracking space as we are starting to see cross selling across our product lines. We have seen a noticeable increase in inquiries from our distributors for wearable tracking, monitoring, and tracking solutions, which is the cornerstone of our business. We intend to leverage the increase in customers and brand awareness to introduce new products in 2021.

As we look over the horizon into 2021, we are cautiously optimistic, seeing encouraging signs, hearing from many customers that they are almost fully operational, but the situation still remains fluid. One thing is for certain, there is a big desire for innovation and new solutions in the wearable technology healthcare industry post COVID-19 era, along with continued demand for PPE while the pandemic is still not fully under control. GTX has been at the forefront of many innovative technologies, we pivoted early into the PPE business and built an entire new business unit under extremely challenging conditions, so we know we are resilient, confident and will continue to push forward.

We want to thank our entire team and everyone in our inner circle for working tirelessly throughout 2020 under extremely challenging circumstances. For now, we will keep updating everyone as best we can through our podcast, press releases and newsletters and wish everyone a safe and healthy journey into 2021.

TECHNOLOGY

GTX has developed a “carrier-class” architecture and no longer needs to host the servers in a facility Data Center. Throughout 2020 most of our servers were migrated to the cloud which enables cost-efficient expansion, without the need for application code changes.

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

We continue to modify and upgrade our modules for our SmartSoles and other GPS tracking products. The production and roll-out of version 4 of our SmartSole product is expected to be a benefit because, unlike the earlier versions, we will no longer have to custom make SmartSoles for our international distributors, so our manufacturing cost and timelines are reduced, and we have more flexibility to timely meet our customers’ requirements. Also, we now can bill for data charges in over 100 countries, thereby increasing our potential markets. The ability to produce a product that can be delivered to foreign market without customization and to bill for data charges in additional countries will enable us to increase our RPS (revenue per subscriber). Our core tracking products (SmartSole, Take-Along-Tracker, OEM modules and Track my Work Force App) are supported by the existing infrastructure for the worldwide cell network that provides coverage throughout the United States, Canada, Mexico and numerous other countries that operate on the global GSM Wireless networks. Our personal locator modules have the ability to operate on the networks of 290 carriers in over 210 countries.

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

The Company has several key strategic relationships established both on the supply side and the distribution side. Some of the key partners on the supply side are Atlantic Footcare (which manufactures our SmartSoles), Spline (our engineering firm), Telic (which manufactures our GPS and Cellular electronics) and Telefonica (which provides our global connectivity). On the distribution side, we have numerous partnerships worldwide, ranging from distributors, health organizations, and retailers.

RESEARCH and DEVELOPMENT

As an emerging tech company our long-term growth is predicated on making investments in R&D and Intellectual Property. This year we took the opportunity to invest in our future, by ramping up NFC, BLE and 4G development projects. We are integrating our NFC tags with Blockchain technology and started developing a secured, scalable middleware layer that sits in-between our NFC devices and third-party backend platforms. We started working with several partners that provide various vertical specific Block chain, IoT and AI backend platforms but needed a secure and seamless flow of data from hardware to backend. This middleware lawyer is industry agnostic and is designed to help drive NFC hardware business and other IoT device sales. We also continued testing our Near Field Communication (NFC) Temperature Trackers, which provide real-time temperature sensing and data logging across the supply chain necessary with transportation of perishables; food, drinks, pharmaceuticals and other temperature sensitive products that can be negatively affected by conditions in transit. This is still a new business silo that has not begun generating revenue but we see this new technology as a natural extension into the world of asset tracking, taking us beyond humans to tracking and monitoring of perishable shipments of food, beverages, biopharmaceuticals, live organs and many other temperature sensitive shipments. In addition to temperature sensing we are now looking into NFC tags that can authenticate products, addressing the multibillion dollar worldwide counterfeit market.

GROWTH STRATEGY

We have developed a multi-prong business model approach; business-to-business (B2B), business-to-consumer (B2C), Government and Military sales, and licensing of our technology and IP. We have successfully proven out all our models in a small scale. With B2C, we continue to invest in e-commerce and once we can hit critical mass with lower pricing, we will expand into the mass consumer markets. With B2B our strategy is to establish more partners and relationships with key industry leaders who will embed our technology into their products to sell to their established customer base. In addition, we plan to continue working with the Military both in the U.S. and abroad. Lastly, we plan to continue to identify companies that can license our IP. This approach requires time and capital to grow, however it is also diversified so that all our eggs are not in one basket and once scaled can show rapid growth. As a growing underfinanced company, we have managed to prove out our business models and now need to scale. Management believes that once we have the resources to scale any of these models or all of them, we can expect to see steady and sustainable growth.

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

EMPLOYEES AND CONSULTANTS

As of December 31, 2020, the Company had ten full-time and part-time employees along with three consultants and four commission-based sales personnel. Any selling, marketing, technical, IT and/or software development work that is not handled by our employees, advisors, or sales personnel, is outsourced to qualified contractors and consultants. The Company has over a dozen active outside consultants and contractors which are hired on an as needed basis.

GENERAL

We maintain several Internet websites, blogs and social media sites including; www.gtxcorp.com, www.gtxmask.com, www.locimobile.com, www.trackmyworkforce.co, and www.gpssmartsole.com. Our annual reports, quarterly reports, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and other information related to this Company, are available, free of charge, on our corporate website as soon as we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission. The Company’s various Internet websites and the information contained therein, or connected thereto, are not, and are not intended, to be incorporated into this Annual Report on Form 10-K. Our principal executive offices are located at 117 W 9th Street, Los Angeles, California, 90015 and our main telephone number is (213) 489-3019. The information on, or that can be accessed through, our websites is not part of this report, and you should not rely on any such information in making any investment decision relating to our common stock.

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

As of December 31, 2020, we had a working capital deficit of $2,894,105 and an accumulated deficit of $24,177,926. In addition, for the year ended December 31, 2020, we had a loss of $368,407. Revenues generated from our current operations are not sufficient to pay our on-going operating expenses. In addition to product and services sales, our working capital needs in 2020 were partially funded by the sale of approximately $275,000 in “PPE’s and $20,000 of licensing income that we received from our LLC partnership with Inventergy Innovations and the Inpixon transaction, the sale of our preferred securities as part of a Securities Purchase Agreement (“SPA”) for $250,000 and drawing down $105,000 on our Lines of Credit. Therefore, we continue to obtain additional funding from the sale of our securities or from strategic transactions in order to fund our current level of operations.

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

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses of $368,407 and $586,325 for the years ended December 31, 2020 and 2019, respectively, has incurred losses since inception resulting in an accumulated deficit of $24,177,926 as of December 31, 2020, and has negative working capital of $2,894,105 as of December 31, 2020. A significant part of our negative working capital position at December 31, 2020 consisted of $912,788, of amounts due to various accredited investors of the Company for convertible promissory notes, loans and a letter of credit, as well as $217,870 in CARE loans. The Company anticipates further losses in the development of its business.

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

We currently have a working capital deficit and our current and projected revenues are not sufficient to fund our anticipated operating needs. We have reported net losses of $368,407 and $586,325 for the years ended December 31, 2020 and 2019, respectively. While we anticipate that revenues will increase in 2021, unless our sales increase substantially in the near future, we will continue to incur net losses in the near term, and we may never be able to achieve profitability. In order to achieve profitable operations, we need to significantly increase our revenues from the sales of product, subscriptions and licensing fees. We cannot be certain that our business will ever be successful or that we will generate significant revenues and become profitable. As a result, an investment in our company is highly speculative and no assurance can be given that our business model will be successful and, therefore, that our stockholders will realize any return on their investment or that they will not lose their entire investment.

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

Our projected revenues in 2021 rely on the scaling of the our new 4G LTE GPS SmartSole®, adding subscribers, increasing our military business, growing our OEM and IP monetization business, and continuing the sales of PPE and other related medical products and supplies.

Due to the financial slow down of 2020 which impacted our subscription business and launch our new 4G LTE SmartSoles, we did not generated adequate revenues in 2020 from the sales of the SmartSoles and from on-going subscription fees to cover all of our operating expenses. Our revenue projections for 2021 assume that the revenues we generate from the SmartSole, including subscriptions will increase from the amount generated in 2020 and that our other business units will grow accordingly. However, we cannot predict the future and continued market acceptance of the SmartSole product line. Accordingly, it is uncertain whether our revenues will equal our internally projected levels. Failure to reach our target revenue levels will materially, and adversely, affect our financial condition.

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

As of March 31, 2021, our executive officers and directors, in the aggregate, beneficially own shares representing approximately 0.42% of our common stock as well as super voting rights due to the Directors’ ownership of Preferred A shares (see Footnote #13). Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination. On matters submitted to our stockholders for approval, holders of our common stock are entitled to one vote per share. If our executive officers and directors choose to act together, they would have significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these individuals, if they chose to act together, would have significant influence on the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

As of December 31, 2020, we had short term convertible notes with outstanding principal balances totaling $912,788 and during the first quarter of 2021 we did not enter into any additional short term convertible notes all of which can potentially be convertible into shares of the Company’s common stock at prices less than the then-prevailing market price. The lenders for these convertible notes have a financial incentive to convert the notes and realize the profit equal to the difference between the conversion price and the market price. If the convertible notes are converted, the price of our common stock could decrease. See further discussion regarding the conversion features of our convertible debentures in footnote 8 of our Financial Statements included herein.

During 2020, we converted notes payable with principal balances of approximately $421,355 owed to various investors into 53,612,687 shares of our common stock. Our average market price during 2020 was $0.0133 per share. Although our goal is to limit future issuances of such convertible notes, no assurance can be given that we will not have to raise funds from these types of investments in the future.

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

Our articles of incorporation authorizes the issuance of up to 2,071,000,000 shares of common stock with a $0.0001 par value, of which 138,032,482 common shares were issued and outstanding as of December 31, 2020 (we also are authorized to issue 10,000,000 preferred shares with a par value of $0.0001, 1,000,000 of which have been issued and are outstanding Series-A, 150 of which have been issued and outstanding Series-B, and 150 of which have been issued and outstanding Series-C). From time to time we may increase the number of shares available for issuance in connection with our equity compensation plans. Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of preferred stock and may choose to issue some or all of such shares to provide additional financing or acquire more businesses in the future.

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

We have executive, administrative and operating offices at 117 W 9th Street, Suite 1214, Los Angeles, California 90015. Our office space is approximately 1,600 square feet and consists of executive and administrative work space for a base rent of $1,710 per month, plus an additional 630 square feet for inventory and storage for an additional $530 per month, both are on a month-to-month basis.

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

	Year Ended
	December 31, 2020
	High	Low
Quarter ended March 31, 2020	$0.0214	$0.008
Quarter ended June 30, 2020	$0.0209	$0.00985
Quarter ended September 30, 2020	$0.0247	$0.0082
Quarter ended December 31, 2020	$0.0157	$0.0062

	Year Ended
	December 31, 2019
	High	Low
Quarter ended March 31, 2019	$0.0242	$0.0087
Quarter ended June 30, 2019	$0.0298	$0.008
Quarter ended September 30, 2019	$0.016	$0.0035
Quarter ended December 31, 2019	$0.0115	$0.0043

Holders of Record. As of December 31, 2020, an aggregate of 138,032,482 shares of our common stock were issued and outstanding and were owned by approximately 274 holders of record, based on information provided by our transfer agent. The foregoing number of record holders does not include an unknown number of stockholders who hold their stock in “street name.”

Recent Sales of Unregistered Securities.

The following is a summary of transactions involving sales of our securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). Each offer and sale were exempt from registration under either Section 4(a)(2) of the Securities Act or Rule 506(b) under Regulation D of the Securities Act.

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

On April 24, 2020, we issued 4,000,000 shares of common stock to a consulting firm, valued at $64,000 as part of their engagement for marketing and business development.

On April 30, 2020, we retired $30,000 in convertible debt and issued equity in the form of common stock of 4,000,000 shares.

On May 11, 2020, we issued 4,000,000 shares of common stock to an investor for converting $12,000 in debt from a convertible note that was issued in the first quarter of 2018.

On May 11, 2020, we issued 2,950,532 shares of common stock to an investor for converting $31,458 in debt from two convertible notes that were issued in the fourth quarter of 2017 and the first quarter of 2018.

On May 28, 2020 we issued 5,000,000 shares of stock to a consulting firm at a price of $0.014 for a fair value of $70,000.

On June 9, 2020, we issued 4,550,000 shares of common stock to an investor for converting $106,032 in debt from two convertible notes that was issued in the first and second quarters of 2018.

On July 1, 2020 we issued 1,000,000 shares of stock to a consulting firm at a price of $0.016 for a fair value of $16,000.

On July 6, 2020, we retired $13,635 in convertible debt and issued equity in the form of common stock of 4,545,000 shares.

July 8, 2020, we retired $35,250 in convertible debt and issued equity in the form of common stock of 4,700,000 shares.

On July 15, 2020, we retired $9,397 in convertible debt and issued equity in the form of common stock of 1,102,888 shares.

On July 17, 2020, we retired $37,500 in convertible debt and issued equity in the form of common stock of 4,401,408 shares.

On July 21, 2020 we issued 1,000,000 shares of stock to a consulting firm at a price of $0.015 for a fair value of $7,500.

August 21, 2020, we retired $47,250 in convertible debt and issued equity in the form of common stock of 6,300,000 shares.

On February 27, 2020 we issued 1,000,000 shares of stock to a consulting firm at a price of $0.017 for a fair value of $17,000.

December 29, 2020, we retired $15,983 in convertible debt and issued equity in the form of common stock of 2,131,067 shares.

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
2020
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

The following table represents our statement of operations for the years ended December 31, 2020 and 2019:

	Years ended December 31,
	2020		2019
	$	% of Revenues	$	% of Revenues

Product sales	830,829	78%	398,433	27%
Service income	208,441	20%	339,464	23%
IP royalties	20,000	2%	762,915	51%
Total revenues	1,059,270	100%	1,500,812	100%
Cost of goods sold	598,963	57%	193,490	13%
Gross Margin	460,307	43%	1,307,322	87%

Operating expenses:
Wages and benefits	621,347	59%	605,557	40%
Professional fees	252,765	24%	267,634	18%
Sales and marketing expenses	28,091	3%	10,701	1%
General and administrative	185,315	17%	236,106	16%
Total operating expenses	1,087,519	103%	1,119,998	75%

Gain/(loss) from operations	(627,212)	-59%	187,324	12%

Other expense/income, net	258,805	24%	(773,649)	-52%
Net loss	(306,407)	-35%	(586,325)	-39%

Revenues

Revenues as a whole in fiscal 2020 decreased by 29% or $441,542 in comparison to fiscal 2019 mostly as a direct result of the overall setbacks and the restrictive lockdowns due to COVID, which in turn brought about a reduction in IP and subscription revenues, however we still managed to grow our product revenues, grow our customer base, expand our product lines, maintain good profit margins, and reduced our general expenses. Product sales increased 109% or $432,395 in fiscal 2020 in comparison to fiscal 2019, which is a attributable to our pivot in early March 2020 to expand our health and safety product line into the Personal Protective Equipment (“PPE”) business.

We increased our customer base by at least 2,000 for fiscal 2020 compared to fiscal 2019.

During the year ended December 31, 2020, the Company’s customer base and revenue streams were comprised of approximately 63.95% B2B (Wholesale Distributors and Enterprise Institutions), 33.61% B2C (consumers and government agencies who bought on the behalf of consumers, through our online ecommerce platform and through Amazon, Google and iTunes), 1.87% IP (our monetization campaign from consulting, licensing and asserting our patents) and 0.56% Military and Law Enforcement.

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

Cost of goods sold

Cost of goods sold increased by 210% or $405,472 during fiscal 2020 in comparison to fiscal 2019, primarily due to less IP and subscription revenues, which are high margin, to lower margin PPE revenues. As a result, total gross margin, decreased from 87% in fiscal 2019 to 44% in fiscal 2020.

Wages and benefits

Wages and benefits for fiscal 2020 remained fairly steady, increasing only $15,790 or 3% as compared to fiscal 2019, primarily to an increase in warehouse and shipping personnel.

Professional fees

Professional fees consist of costs attributable to consultants and contractors who primarily spend their time on legal, accounting, product development, business development, corporate advisory services and shareholder communications. Such costs decreased $14,868 or 6% in fiscal 2020 compared to fiscal 2019. As a result, some professional fees decreased as more responsibilities were transferred from outside contractors and consultants to in-house personnel.

Sale and marketing expenses

Sales and marketing expenses increased by 163% or $17,390 during 2020 in comparison to 2019. Primarily due to initiating a PPE campaign in order to target a larger customer base.

General and administrative

General and administrative costs during fiscal 2020 decreased by $50,791 or 22%, in comparison to fiscal 2019, mostly due to reductions in depreciation and amortization, travel and entertainment expenses affected by COVID-19, and the stay-at-home mandates. We expect these numbers to increase as we ramp up our overall business after the COVID crisis.

Other expense/income, net

Other expense/income in 2019 was a net expense of ($773,649), however in 2020 we had a net increase or income of $258,805 which decreased net other income/expense by $1,032,453, or 133%. This is primarily as a net result of non-cash gains from the sale of marketable securities, gains from the extinguishment of debt, the elimination of any derivative expenses, and the lowering of interest expense as we decrease and paydown our debt.

Net loss

Net loss during fiscal 2020 decreased by $217,918, or 37%, in comparison to the net loss incurred during fiscal 2019 primarily as a net result of strong product sales, lowering overall operating expense, non-cash gains from the sale of marketable securities, gains from the extinguishment of debt, the elimination of any derivative expenses, and overall interest expenses were reduced as a result of the lower amount of outstanding debt.

On an earnings per share basis, we saw a reduction in share loss from ($0.01) in 2019 to ($0.00) in 2020.

Liquidity and Capital Resources

As of December 31, 2020, we had $76,912 in cash and $290,292 of other current assets, and $3,184,397 of current liabilities, resulting in a working capital deficit of $2,894,105 compared to $125,200 in cash and a working capital deficit of approximately $3,630,942 as of December 31, 2019.

Net cash used in operating activities was $556,556 for fiscal 2020 compared to net cash used of $140,934 for fiscal 2019. The increase in net cash used in operating activities was largely attributed to the net change in non-cash items that includes: stock based compensation, repatriation of retention bonuses, gain on the extinguishment of debt, lower amortizations of debt discount and the interest and financing costs on note assignments and the net change in operating assets and liabilities that includes increased spending for inventory, the payment of accounts payable and accrued expenses, including interest expense attributable to the reduction in debt.

Net cash provided by investing activities during fiscal 2020 and 2019 was $146,200 and $42,778, respectively and consisted of proceeds from the sale of marketable securities.

Net cash provided by financing activities during fiscal 2020 was $362,068 and consisted of proceeds totaling $227,870 received from advances under CARE loans, $139,319 from two lines of credit and $250,000 in proceeds from the sale of preferred shares of stock with payments on debt and the lines of credit of $255,121. Net cash provided by financing activities during fiscal 2019 was $153,500 and consisted of proceeds totaling $50,000 received from advances under a term loan agreement, $105,000 from two lines of credit and $150,000 in proceeds from the sale of preferred shares of stock with payments on debt and the lines of credit of $151,500. Thus, reducing our borrowings through notes by $445,000 or 79% from 2019 to 2020.

We expect to continue to generate revenues from all our business units from existing product sales, recurring subscriptions, software and Intellectual Property licensing, military and professional services. We also expect to see new revenues come in from recently launched products and products that are scheduled for launch throughout 2021 however, even though existing product sales and recurring subscriptions are starting to become more consistent, the amount of revenues is still unpredictable and may not be sufficient to fund all our working capital needs. Accordingly, we anticipate that we will have negative cash flow from our operations and, therefore, will have to raise additional capital in order to fund our operations in 2021.

In order to continue funding our working capital needs and our product development costs we continued to draw upon our Lines of Credit with an accredited investor and our bank (see Notes Payable Footnote #c & #d for more information), which resulted in $139,319 of draws and repayments of $215,604 against this balance in fiscal year 2020. Additionally, during 2020, we entered into a Securities Purchase Agreement (“SPA”) with three accredited investors which led to a $250,000 infusion of cash in return for Preferred B shares, Preferred C shares and Warrants.

In 2019, we entered into one (1) term loan agreement with an accredited investor and continued to draw upon our Lines of Credit with an accredited investor and our bank, which resulted in $105,000 of draws against this balance in fiscal year 2019. This line of credit with the accredited investor carries an 8.5% interest rate, with no prepayment penalty. Additionally, at the end of 2019, we entered into a Securities Purchase Agreement (“SPA”) with an accredited investor which led to a $150,000 infusion of cash in return for Preferred B shares and Warrants.

Subsequent to October of 2018 and through the beginning 2021, except for a government backed PPP loan, the Company has not taken any new debt.

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

As noted above, based on budgeted revenues and expenditures, unless revenues increase significantly, we believe that our existing and projected sources of liquidity may not be sufficient to satisfy our cash requirements for the next twelve months. Accordingly, we will need to raise additional funds in 2021. The sale of additional equity securities will result in additional dilution to our existing stockholders. Sale of debt securities could involve substantial operational and financial covenants that might inhibit our ability to follow our business plan. Any additional funding that we obtain in a financing is likely to reduce the percentage ownership of the Company held by our existing security-holders. The amount of this dilution may be substantial based on our current stock price, and could increase if the trading price of our common stock declines at the time of any financing from its current levels. We may also attempt to raise funds through corporate collaboration and licensing arrangements. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to grant licenses on terms that are not favorable to us. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain the needed additional funding, we may have to further reduce our current level of operations, or, may even have to totally discontinue our operations.

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses of $368,407 and $586,325 for the years ended December 31, 2020 and 2019, respectively, has incurred losses since inception resulting in an accumulated deficit of $24,177,926 as of December 31, 2020, and has negative working capital of $2,894,105 as of December 31, 2020. A significant part of our negative working capital position at December 31, 2020 consisted of $956,661, of amounts due to various accredited investors of the Company for convertible promissory notes, loans and a letter of credit. The Company anticipates further losses in the development of its business.

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

Licensing Revenue

Licensing revenue recorded by the Company relates exclusively to the Company’s License and Partnership agreement with Inventergy which provides for ongoing licensing based on monetization of IP licenses. The Company recognizes revenue for licensing under ASC 606, which provides revenue recognition constraints by requiring the recognition of revenue at the later of the following: 1) sale or usage of the products or 2) satisfaction of the performance obligations. The Company has satisfied its performance obligations and therefore recognizes licensing revenue when the sales to which the licensing relate are completed. During the years ended December 31, 2020 and 2019 the Company recognized 15 settlements for a total of $20,000 in licensing revenue and $763,000, respectively.

During the year ended December 31, 2020, the Company’s customer base was comprised of approximately 69.95% B2B (Wholesale Distributors and Enterprise Institutions), 33.61% B2C (consumers and government agencies who bought on the behalf of consumers, through our online ecommerce platform and through Amazon, Google and iTunes), 1.87% IP (our monetization campaign from consulting, licensing and asserting our patents) and 0.56% Military and Law Enforcement. During the year ended December 31, 2019, the Company’s customer base was comprised of approximately 39.59% B2B (Wholesale Distributors and Enterprise Institutions), 8.80% B2C (consumers and government agencies who bought on the behalf of consumers, through our online ecommerce platform and through Amazon, Google and iTunes), 50.83% IP (our monetization campaign from consulting, licensing and asserting our patents) and 0.78% Military and Law Enforcement.

Product Warranty

The Company’s warranty policy provides repair or replacement of products (excluding GPS Shoe devices) returned for defects within ninety days of purchase. Warranty liabilities are recorded at the time of sale for the estimated costs that may be incurred under our standard warranty. As of December 31, 2020, products returned for repair or replacement have been immaterial. Accordingly, a warranty liability has not been deemed necessary.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act, as amended). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment, management identified continued weaknesses related to: (i) our internal review functions, (ii) a lack of segregation of incompatible duties within accounting functions, and (iii) insufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements. As a result, management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting were not effective for the size of our Company. Due to our size and the limited nature of our operations, segregation of all conflicting duties may not always be possible and may not be economically feasible. These weaknesses are due to our inadequate staffing during the period covered by this report and our lack of working capital to hire additional staff. Although management will periodically re-evaluate this situation, at this point it considers that the risk associated with such lack of segregation of duties and the potential benefits of adding employees to segregate such duties are not cost justified. We are in the process of determining how best to change our current system and implement a more effective system. However, there can be no assurance that implementation of any change will be completed in a timely manner or that it will be adequate once implemented. To the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

Our Chief Executive Officer serves pursuant to an employment agreement that was automatically extended for one year on March 14, 2020, and that will automatically be extended for successive one-year periods if not cancelled by either party. See “Item 10, Executive Compensation – Employment Agreements.”

The following table sets forth information regarding our executive officers and directors.

Name	Position Held	Age	Date First Appointed
Patrick E. Bertagna	President, Chief Executive Officer and Chairman of the Board	57	March 14, 2008
Alex McKean	Chief Financial Officer	56	October 3, 2011
Christopher M. Walsh	Director	71	July 1, 2015, Retired January 31, 2020
Louis Rosenbaum	VP of Operations & Finance, Director	70	March 14, 2008 (Director) March 1, 2015 (VP)
Andrew Duncan	Director, Audit Committee Member, Corporate Secretary and Treasurer	56	April 2, 2010

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

Mr. Walsh retired from the Board of Directors, effective January 31, 2020(17).

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

Summary Compensation Table. The following table sets forth the compensation for the fiscal years ended December 31, 2020 and 2019 for services rendered to us by all persons who served as our Chief Executive Officer and our Chief Financial Officer and most highly compensated executive officers other than our Chief Executive Officer and Chief Financial Officer (collectively, the “Named Executive Officers”) who received compensation in excess of $100,000 in 2020.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 12/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)(3)	Total ($)
Patrick Bertagna(1)	2020	150,000	500	-	-	1,000	151,500
	2019	150,000	-	-	-	25,000	175,000

Alex McKean(2)	2020	96,000	500	-	-	-	96,500
	2019	96,000	-	-	-	-	96,000

(1)	Mr. Bertagna, our Chief Executive Officer has agreed to defer portions of his salary in an effort to preserve cash for other working capital needs of the Company. In 2020, Mr. Bertagna accrued wages and $1,000 for Board of Director fees thru December 31, 2020. As of December 31, 2019, Mr. Bertagna has accrued $54,700 of his 2020 salary compensation.

(2)	Mr. McKean, our Chief Financial Officer has agreed to defer portions of his salary in an effort to preserve cash for other working capital needs of the Company. As of December 31, 2020, Mr. McKean has accrued $45,700 of his 2020 salary compensation.

(3)	The values shown in this column include Director fees, additional employee benefits paid including travel, health insurance, auto lease payments and cellular phone service. During 2020 these expenses, other than the Director fees, where applied against previous year’s accruals.

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

The following table summarizes the compensation of each of our directors who is not also a named executive officer for their service as a director for the year ended December 31, 2020. The compensation of Mr. Bertagna, who serves as a director and as our Chief Executive Officer, is described above in the Summary Compensation Table.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Louis Rosenbaum(1)	-	-	-	N/A	N/A	1,000	1,000
Andrew Duncan(2)	-	-	-	N/A	N/A	1,000	1,000
Christopher Walsh(3)	-	-	-	N/A	N/A	-	-

(1)	Mr. Rosenbaum has provided executive management services to the Company in previous years. Mr. Rosenbaum earned $96,000 in 2020 relating to operations and finance services, a $500 bonus and $1,000 for Board of Director fees. As of December 31, 2020, Mr. Rosenbaum has deferred $33,700 of his 2020 consulting compensation and $1,000 of his director’s compensation.

(2)	Mr. Duncan also provides executive management services to the Company. Mr. Duncan earned $94,000 in 2020 for business development and intellectual property licensing services, a $500 bonus and $1,000 for Board of Director fees. As of December 31, 2020, Mr. Duncan has deferred $31,700 of his 2020 consulting compensation and $1,000 of his director’s compensation.

(3)	Mr. Walsh, retired from the Board of Directors, effective January 31, 2020 and thus did not earn any payment for his time as a director in 2020. As of December 31, 2020, Mr. Walsh has deferred $0 of his 2020 director’s compensation.

Employment Agreements

The following are summaries of the employment agreements with the Company’s executive officers:

Patrick E. Bertagna, our Chief Executive Officer and President, is employed pursuant to a written agreement dated as of March 14, 2008. The agreement was for a term of two years, but contained a provision under which the agreement is automatically extended for additional one-year periods unless either party provides written notice to the contrary at least 60 days prior to the end of the term then in effect. As such, Mr. Bertagna receives a base salary of $150,000 per year; however, in order to preserve cash for other working capital needs, Mr. Bertagna has agreed to accrue portions of his salary in the past and he is continuing to do so in 2020. He is entitled to adjustments to his base salary based on certain performance standards, at the Company’s discretion, as follows: (i) a bonus in an amount not less than fifteen percent (15%) of yearly salary, to be paid in cash or stock, if the Company has an increase in annual revenues and Mr. Bertagna performs his duties within the time frame budgeted for such duties at or below the cost budgeted for such duties and (ii) a bonus, to be paid in cash or stock at the Company’s sole discretion, equal to $12,500 for every one million of the Company’s outstanding common stock purchase warrants that are exercised.

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

The following table sets forth certain information as of March 31, 2021, regarding the beneficial ownership of our common stock by (i) each stockholder known by us to be the beneficial owner of more than five percent of our common stock, (ii) by each of our executive officers named in the Summary Compensation Table and our directors and (iii) by all of our executive officers and directors as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned. Unless otherwise noted in the table, the address for each of the persons identified is 117 W 9th Street; Suite 1214, Los Angeles, CA 90015. Beneficial ownership is calculated based upon 80,132,038 shares of common stock issued and outstanding as of March 31, 2021.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Common Stock
Patrick E. Bertagna	312,509 shares	0.17%
CEO and Chairman of the Board

Alex McKean	54,489 shares	0.03%
Chief Financial Officer

Louis Rosenbaum	133,901 shares	0.07%
VP of Operations & Finance, Director

Andrew Duncan	205,848 shares	0.11%
Director, Corporate Secretary and Treasurer

Christopher Walsh	70,830 shares	0.04%
Director

All directors and named executive officers as a group (5 persons)	777,577 shares	0.42%

Other greater than 5% ownership Shareholders None	0 shares	0.0%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

Changes in Control. We are not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403 of Regulation S-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence. None of our directors is independent within the definition of “independence” as defined in the Nasdaq rules governing members of boards of directors.

Related Party Transactions. During 2020, officers and directors accrued $165,800 of deferred back salary and $3,000 of director fees.

Except as described above, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Securities and Exchange Commission Regulation S-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Audit Committee has appointed M&K CPAS, PLLC as our independent registered public accounting firm on January 11, 2021. The following table shows the fees that were paid or accrued by us for audit and other services provided by our current auditor M&K CPAS, PLLC and our previous auditor Weinberg & Co., LA.:

	2020	2019
Audit Fees (1)	$49,633	$80,532
Audit-Related Fees (2)	-	1,500
Tax Fees (3)	3,950	975
All Other Fees	-	-
Total	$53,583	$83,007

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our quarterly financial statements and those services normally provided in connection with statutory or regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. This information is presented as of the latest practicable date for this annual report.

(2)	Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.” This category primarily includes services relating to our Registration Statement filed with the Securities Exchange Commission during 2011.

(3)	M&K CPAS, PLLC does not provide us with tax compliance, tax advice or tax planning services. This is provided by Bessolo & Haworth, LLP.

All audit related services, tax services and other services rendered by M&K CPAS, PLLC were pre-approved by our Board of Directors or Audit Committee. The Audit Committee has adopted a pre-approval policy that provides for the pre-approval of all services performed for us by M&K CPAS, PLLC. The policy authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services. Pursuant to this policy, the Board delegated such authority to the Chairman of the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

The Company’s financial statements and related notes thereto are listed and included in this Annual Report beginning on page F-1. The following exhibits are filed with, or are incorporated by reference into, this Annual Report.

Exhibit Number	Description

3.1	Articles of Incorporation of the Registrant filed with the State of Nevada on April 7, 2006(2)
3.2	Amended and Restated Bylaws of the Registrant(3)
4.1	2008 Equity Compensation Plan(8)
10.1	Employment Agreement between the Registrant and Patrick E. Bertagna dated March 14, 2008(3)
10.2	Form of Securities Purchase Agreement (August 2011 Private Placement)(9)
10.3	Form of Warrant Agreement (August 2011 Private Placement)(9)
10.4	Form of Subscription Application (August 2011 Private Placement)(9)
10.5	Form of Note and Share Purchase Agreement (Q4 2014 and Q1 2015)(5)
10.6	Form of Convertible Promissory Note (Q4 2014 and Q1 2015)(5)
10.7	Form of Note and Share Purchase Agreement (November 2016)(10)
10.8	Form of Warrant Agreement (Q1 2015)(5)
10.9	Form of Note and Share Purchase Agreement (Q4 2014 and Q1 2015)(5)
10.10	Code of Business Conduct and Ethics(3)
10.11	Form of Convertible Promissory Note (Q4 2014 and Q1 2015)(11)
10.12	Subsidiaries(5)
10.13	Form of Warrant Agreement (Q1 2015)(5)
10.14	Form of Note and Warrant Purchase Agreement (Q2 2016)(6)
10.15	Form of Promissory Note (Q2 2016)(6)
10.16	Definitive Agreement, dated June 16, 2016, between the Company and between Inventergy Innovations, LLC(7)*
10.17	Form of Promissory Note Issued to Officers(11)
10.18	Form of Military Purchase Order with Edwards Airforce Base(12)
10.19	Form of Convertible Note (2018)(13)
10.20	Form of Promissory Note issued to RB Capital Partners, Inc.(14)
10.21	Certificate of Amendment to Par Value and Preferred Shares(15)
10.22	Form of a Material Definitive Agreement with Inpixon (16)
10.23	Form of a Securities Purchase Agreement and Warrant Agreement(1)
10.24	Certificate of Designation on Issuance of Preferred B shares(1)
10.25	Certificate of Designation on Issuance of Preferred C shares(18)
23.1	Report of Independent Registered Public Accounting Firm(1)
23.2	Code of Business Conduct and Ethics(3)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act(1)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act(1)
32.1	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002(1)
101.INS	XBRL Taxonomy Extension CalculationXBRL Instance Document
101.SCH	XBRL Taxonomy Extension DefinitionXBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension LabelsXBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension PresentationXBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

(1)	Filed herewith.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 as filed December 12, 2006.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 20, 2008.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated March 20, 2009.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated December 31, 2014.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 10-Q dated June 30, 2016.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 10-Q dated September 30, 2016.
(8)	Previously filed on May 22, 2008 as an exhibit to our Registration Statement on Form S-8, File No. 333-151114 and incorporated herein by reference.
(9)	Previously filed on October 3, 2011 as part of the Registrant’s Registration Statement on Form S-1 (File No. 333-177146) and incorporated herein by reference.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 21, 2016.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 10-Q dated March 31, 2017.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 10-Q dated September 30, 2017
(13)	Incorporated by reference to the Registrant’s Current Report on Form 10-Q dated March 31, 2018
(14)	Incorporated by reference to the Registrant’s Current Report on Form 10-Q dated June 30, 2018
(15)	Incorporated by reference to the Registrant’s Current Report on Form 10-Q dated September 30, 2018
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 27, 2019.
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 31, 2020.
(18)	Incorporated by reference to the Registrant’s Current Report on Form 10-Q dated June 30, 2020.
*	Certain portions of the Exhibit have been omitted based upon a pending request for confidential treatment filed by us with the SEC. The omitted portions of the Exhibit have been separately filed by us with the SEC

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTX Corp
(Registrant)

Date: March 31, 2021	By:	/s/ Patrick E. Bertagna
Patrick E Bertagna
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Patrick E. Bertagna	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2021

/s/ Alex McKean	Chief Financial Officer (Principal Financial Officer)	March 31, 2021

/s/ Louis Rosenbaum	Director, VP of Operations and Finance (Principal Accounting Officer)	March 31, 2021

/s/ Andrew Duncan	Director, Treasurer, Secretary	March 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of GTX Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GTX Corp. (the Company) as of December 31, 2020, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for each of the years in the two-years period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. The financial statements of GTX Corp as of December 31, 2019 were audited by other auditors, whose report dated March 30, 2020 expressed an unqualified opinion on those statements.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matters

The critical audit matter communicated below are matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition

As discussed in the financial statement’s footnotes, the Company recognizes revenue upon transfer of control of promised services and goods to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company offers customers the ability to acquire services with their goods. Significant judgement is exercised by the Company in determining revenue recognition for these customers. Given these factors and due to the volume of transactions, the related audit effort in evaluating management’s judgments in determining revenue recognition for these customer agreements was extensive and required a high degree of auditor judgement.

We have served as the Company’s auditor since 2021.

/s/ M&K CPAS, PLLC
M&K CPAS, PLLC
Houston, Texas
March 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

GTX Corp

Los Angeles, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of GTX Corp. (the “Company”) as of December 31, 2019, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Weinberg & Company, P.A.
Weinberg & Company, P.A.
Los Angeles, CA
March 30, 2020

GTX CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
ASSETS

Current assets:
Cash and cash equivalents	$76,912	$125,200
Accounts receivable, net	40,484	47,818
Inventory	114,137	36,192
Investment in marketable securities	4,166	59,224
Other current assets	54,593	10,383

Total current assets	290,292	278,817

Property and equipment, net	7,878	18,404
Intangible assets	-	15,000

Total assets	$298,170	$312,221

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$182,610	$203,126
Accrued expenses	327,293	441,082
Accrued expenses, related parties	839,810	680,119
Deferred revenues	37,350	70,072
Short-term debt – line of credit	21,715	98,000
Convertible promissory notes, past due	840,673	1,099,278
Convertible notes, related parties	884,546	884,546
Notes payable	50,400	210,000
Derivative liabilities	-	223,536
Total current liabilities	3,184,397	3,909,759

Long-term debt - CARE loans	217,870	-

Total liabilities	3,402,267	3,909,759

Commitments and contingencies

Stockholders’ deficit:
Preferred stock series A, $0.001 par value; 10,000,000 shares authorized; 1,000,000 shares issued and outstanding at December 31, 2020 and 2019, respectively	100	100
Preferred stock series B, $0.001 par value; 250 and 150 shares issued and outstanding at December 31, 2020 and 2019, respectively	1	1
Preferred stock series C, $0.001 par value; 1,000 shares authorized, 150 and 0 issued and outstanding at December 31, 2020 and December 31, 2019, respectively	-	-
Common stock, $0.0001 par value; 2,071,000,000 shares authorized; 138,032,482 and 71,419,795 shares issued and outstanding at December 31, 2020 and 2019, respectively	13,803	7,142
Additional paid-in capital	21,059,925	19,954,738
Accumulated deficit	(24,177,926)	(23,559,519)

Total stockholders’ deficit	(3,104,097)	(3,597,538)

Total liabilities and stockholders’ deficit	$298,170	$312,221

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2020	2019
Product sales	$798,061	$398,433
Product sales – related party	32,768	-
Service income	208,441	339,464
Licensing income	20,000	762,915
Total revenues	1,059,270	1,500,812

Cost of products sold	453,631	62,243
Cost of other revenue	133,894	56,452
Cost of licensing revenue	11,438	74,795
Total cost of goods sold	598,963	193,490

Gross margin	460,307	1,307,322

Operating expenses
Wages and benefits	621,347	605,557
Professional fees	252,765	267,634
Sales and marketing expenses	28,091	10,701
General and administrative	185,316	236,106

Total operating expenses	1,087,519	1,119,998

Income/(loss) from operations	(627,212)	187,324

Other income (expenses)
Gain on forgiveness of accrued interest	17,531	-
Gain/(loss) on marketable securities	91,143	(532,342)
Amortization of debt discount	-	(20,024)
Change in fair value of derivative	223,536	8,626
Gain on settlement of debt	-	27,500
Interest expense and financing costs	(73,405)	(257,409)
Total other income (expenses)	258,805	(773,649)

Net loss	(368,407)	(586,325)

Deemed dividend to Series-B preferred stockholders	(100,000)	(150,000)
Deemed dividend to Series-C preferred stockholders	(150,000)	-

Net loss attributable to common stockholders	$(618,407)	$(736,325)

Weighted average number of common shares outstanding - basic and diluted	109,772,603	69,472,678

Net income/(loss) per common share - basic and diluted	$(0.00)	$(0.01)

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Preferred Stock								Additional
	Series A		Series B		Series C		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2018	1,000,000	100	-	-			63,363,436	6,336	19,367,130	(22,823,194)	(3,449,628)
Issuance of common stock for services	-	-	-	-			6,200,000	620	76,260	-	76,880
Issuance of common stock for conversion of debt	-	-	-	-			37,606,359	3,761	154,344	-	158,105
Issuance of common stock for financing	-	-	-	-			250,000	25	3,075	-	3,100
Issuance of warrants for services									54,791		54,791
Fair Value of common stock issued to management							-	-	(4,461)	-	(4,461)
Issuance of preferred stock			150	1			-	-	149,999	-	150,000
Deemed dividend on fair value of warrants & conversion feature associated with preferred stock									150,000	(150,000)	-
Cancellation of retention bonus shares							(36,000,000)	(3,600)	3,600
Net loss							-	-	-	(586,325)	(586,325)
Balance, December 31, 2019	1,000,000	$100	150	$1	-	-	71,419,795	$7,142	$19,954,738	$(23,559,519)	$(3,597,538)
Issuance of common stock for services	-	-	-	-			13,000,000	1,300	170,283	-	171,583
Issuance of common stock for conversion of debt	-	-	-	-			53,612,687	5,361	398,463	-	403,824
Proceeds from issuance of preferred stock for financing			100	-	150	-			250,000		250,000
Fair value of warrants issued for services							-	-	3,793	-	3,793
Deemed dividend									250,000	(250,000)	-
Gains from the forgiveness of debt - related party									32,648		32,648
Net loss							-	-	-	(368,407)	(368,407)
Balance, December 31, 2020	1,000,000	$100	250	$1	150	-	138,032,482	$13,803	$21,059,925	$(24,177,926)	$(3,104,097)

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019
Cash flows from operating activities
Net loss	$(368,407)	$(586,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,526	41,244
Bad debt expense	11,572	-
Gain on receipt of marketable securities from license agreement	-	(634,000)
Loss / (gain) on marketable securities	(91,142)	532,342
Fair value of common stock issued for services	171,583	76,880
Change in fair value of derivative	(223,536)	(8,626)
Amortization of debt discount	-	20,024
Fair value of retention bonus shares	-	(4,461)
Gain on the settlement of debt and accrued interest	(17,531)	(27,500)
Fair value of warrants issued for services	3,793	54,791
Common stock issued for services	-	3,100
Interest added to convertible note balance	-	11,250
Grant from CARE loans	(10,000)	-
Changes in operating assets and liabilities:
Accounts receivable	(4,238)	49,754
Inventory	(77,946)	(13,625)
Prepaid expenses	(44,210)	-
Other current and non-current assets	(20,516)	(6,904)
Accounts payable and accrued expenses	(71,122)	(40,895)
Accrued expenses - related parties	192,340	347,945
Deferred revenues	(32,722)	44,072

Net cash used in operating activities	(556,556)	(140,934)

Cash flows from investing activities
Proceeds from the sale of marketable securities	146,200	42,778

Net cash provided by investing activities	146,200	42,778

Cash flows from financing activities
Proceeds from CARE loans	227,870	-
Proceeds from issuance of preferred stock	250,000	150,000
Proceeds from notes payable	-	50,000
Proceeds from line of credit	139,319	105,000
Payments on notes payable	-	(40,000)
Payments on convertible debt	(39,517)	(39,500)
Payments on line of credit	(215,604)	(72,000)

Net cash provided by financing activities	362,068	153,500

Net change in cash and cash equivalents	(48,288)	55,344

Cash and cash equivalents, beginning of period	125,200	69,856

Cash and cash equivalents, end of period	$76,912	$125,200

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$11,199	$33,651

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock for conversion of debt	$253,355	$158,105

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a net loss of $368,407 during the year ended December 31, 2020, has incurred losses since inception resulting in an accumulated deficit of $24,177,926 as of December 31, 2020 and has a stockholders’ deficit of $3,104,097 as of December 31, 2020. The Company anticipates further losses in the development of its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Licensing Revenue

Licensing revenue recorded by the Company relates exclusively to the Company’s License and Partnership agreement with Inventergy which provides for ongoing royalties based on monetization of IP licenses. The Company recognizes revenue for royalties under ASC 606, which provides revenue recognition constraints by requiring the recognition of revenue at the later of the following: 1) sale or usage of the products or 2) satisfaction of the performance obligations. The Company has satisfied its performance obligations and therefore recognizes licensing revenue when the sales to which the license(s) relate are completed. During the year ended December 31, 2020 the Company recognized revenue on 1 settlement for a total of $20,000 in royalty revenue, while the Company recognized $650,000 from a license to one customer (Note 3) and revenue on 14 other settlements of $112,915 for a total of $762,915 in royalty revenue 2019.

Disaggregation of Net Sales

The following table shows the Company’s disaggregated net sales by product type:

	December 31, 2020	December 31, 2019
Product sales	$798,061	$398,433
Product sales – related party	32,768	-
Service income	218,441	339,464
IP and consulting income	20,000	762,915
Total	$1,062,270	$1,500,812

The following table shows the Company’s disaggregated net sales by customer type:

	December 31, 2020	December 31, 2019
B2B	$683,840	$594,157
B2C	359,415	132,071
Military	6,015	11,669
IP	20,000	762,915
Total	$1,062,270	$1,500,812

Allowance for Doubtful Accounts

We extend credit based on our evaluation of the customer’s financial condition. We carry our accounts receivable at net realizable value. We monitor our exposure to losses on receivables and maintain allowances for potential losses or adjustments. We determine these allowances by (1) evaluating the aging of our receivables; and (2) reviewing high-risk customers financial condition. Past due receivable balances are written off when our internal collection efforts have been unsuccessful in collecting the amount due. Our allowance for doubtful accounts was $21,126 as of December 31, 2020 and $12,028 as of December 31, 2019. The allowance fully reserves our accounts receivable balances over 180 days.

Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold in the accompanying consolidated statements of operations.

Product Warranty

The Company’s warranty policy provides repair or replacement of products (excluding GPS Shoe devices) returned for defects within ninety days of purchase. The Company’s warranties are of an assurance-type and come standard with all Company products to cover repair or replacement should product not perform as expected. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and recovery from suppliers. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty costs. The Company estimates the actual historical warranty claims coupled with an analysis of unfulfilled claims to record a liability for specific warranty purposes. As of December 31, 2020 and 2019, products returned for repair or replacement have been immaterial. Accordingly, a warranty liability has not been deemed necessary.

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

Inventory

Inventory generally consists of raw materials and finished goods and is valued at the lower of cost (first-in, first-out) or net realizable value. The Company evaluates its inventory for excess and obsolescence on a regular basis. In preparing the evaluation the Company looks at the expected demand for the product, as well as changes in technology, in order to determine whether or not a reserve is necessary to record the inventory at net realizable value. For the years ending December 31, 2020 and 2019 the Company did not recognize any charges to expense associated with excess and obsolete inventory cost adjustments.

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

Research and Development Costs

Research and development costs consist primarily of fees paid to consultants and outside service providers, patent fees and costs, and other expenses relating to the acquisition, design, development and testing of the Company’s products. Research and development expenditures are expensed as incurred and totaled $13,643 and $(3,879) for the years ended December 31, 2020 and 2019, respectively.

Concentrations

We currently rely on one manufacturer to supply us with our GPS SmartSole and one manufacturer to supply us with the GPS device included in the GPS SmartSole. The loss of either of these manufacturers could severely impede our ability to manufacture the GPS SmartSole.

As of December 31, 2020, the Company had three customers representing approximately 18%, 9% and 7% of sales and four customers representing approximately 13%, 13%, 13% and 11% of total accounts receivable, respectively. The Company had three customers representing approximately 74%, 9% and 4% of sales and two customers representing approximately 34%, and 30% of total accounts receivable, respectively, for the year ended December 31, 2019.

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

	December 31,
	2020	2019
Warrants	50,500,000	36,000,000
Preferred B shares	100,000,000	-
Preferred C shares	13,333,333	-
Conversion shares upon conversion of notes	42,420,148	40,480,550
Total	206,253,481	76,480,550

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

Pursuant to a non-exclusive license back to GTX, GTX will still retain all use rights of the 5 patents. The agreement provides for ongoing royalties based on monetization of IP licenses. The Company recognizes revenue for these licenses upon execution of the licensing agreement. During the period ended December 31, 2019 thirteen licensing agreements were entered into for $247,500 of which our share is 45% or $111,375, plus extra residuals of $1,540. During the period ending December 31, 2020 1 licensing agreement was entered into for $20,000.

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

The Company analyzed and performed an assessment of the terms of the Asset Purchase Agreement with Inpixon pursuant to the provisions of ASC 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, the objective when allocating the transaction price is for an entity to allocate the transaction price to each performance obligation (or distinct good or service) in an amount that depicts the amount of consideration to which the entity expects to be entitled in exchange for transferring the promised goods or services to the customer. Based on the provisions of ASC 606, the Company determined $650,000 of the purchase price represented the value from the licensing agreements and was recognized as revenue at the date of the agreement as all performance obligations had been met; and $184,000 represented the fair value of the consulting services that amortized as revenue as the services were provided over 6 month period ending December 31, 2019. In addition, $50,000 was allotted to deferred revenue and is being amortized over a four-year service period, of which $6,250 of this amount was amortized and $43,750 remains deferred at December 31, 2019 and $12,500 was amortized and $31,250 remains deferred as of December 31, 2020.

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

As of December 31, 2019, the Company owned 42,500 shares of Inventergy Global, Inc. common stock with a fair value of $897. The Company was able to obtain observable evidence that the investment had a market value of $0.03 per share, or an aggregate value of $1,275 as of the period ended December 31, 2020. As such, the Company recorded an unrealized gain from the change in market value of $378 during the year ended December 31, 2020 in its statement of operations.

In June 2019, the Company acquired 22,222 shares of Inpixon’s restricted common stock (after giving effect to a 1:45 stock split) valued at $634,000. As of December 31, 2019, after the sale of 10,889 Inpixon shares, the Company owned 11,333 Inpixon shares with a fair value of $58,374. During the period ended December 31, 2020, the Company sold 8,500 of its Inpixon shares for total proceeds of $146,201 and recognized a gain from the sale of these shares of $102,420. The Company was able to obtain observable evidence that the remaining 2,834 shares had a market value of $2,891 as of December 31, 2020, as such, the Company recorded a loss from the decrease in the fair value of the shares of $55,484, resulting in a net gain from their investment in Inpixon shares of $90,717 during the current period ended December 31, 2020.

5. INVENTORY

Inventories consist of the following:

	December 31,
	2020	2019
Raw materials	$9	$690
Finished goods	114,128	35,502
Total Inventories	$114,137	$36,192

6. PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	December 31,
	2020	2019
Software	$25,890	$25,890
Website development	91,622	91,622
Software development	294,751	294,751
Equipment	1,750	1,750
Less: accumulated depreciation	(406,135)	(395,609)

Total property and equipment, net	$7,878	$18,404

Depreciation expense for the years ended December 31, 2020 and 2019 was $10,526 and $39,984, respectively, and is included in general and administrative expenses.

7. NOTES PAYABLE

The following table summarizes the components of our short-term borrowings:

	December 31, 2020	December 31, 2019
(a) Term loan	$400	$160,000
(b) Term loan	50,000	50,000
(c) Revolving line of credit	22,000	98,000
(d) Revolving line of credit	(285)	-
Total	$72,115	$308,000

(a) Term loan

In 2015, the Company entered into an unsecured term loan agreement with a third party for an aggregate principal balance of $200,000 at an interest rate of 14% per annum, with the interest adjusted as of December 2019 to 8.5%. The term loan became due on April 14, 2017 and as such, currently past due. At December 31, 2019, balance of the term loan was $160,000. During the twelve months ended December 31, 2020, we issued 17,131,067 shares of common stock to convert $128,483 of principal of the term loan. The Company also paid down in cash the principal balance by $31,517, which brought the principal balance outstanding on the term loan as of December 31, 2020 to be $400. The balance of related accrued interest at December 31, 2020 was $109,230 with $4,287 having been paid down in 2020.

(b) Term loan

In September of 2019, the Company entered into an unsecured term loan agreement with a third party for an aggregate principal balance of $50,000 at an interest rate of 5% per annum in relation to an Asset Purchase Agreement. The term loan became due on December 31, 2020, and is currently past due. The principal balance outstanding on the note as of December 31, 2020 and December 31, 2019 was $50,000, respectively.

(c) Lines of Credit

The Company obtained a line of credit agreement with an accredited investor of $500,000 during 2018. There were three borrowings against the line as of December 31, 2018 for aggregate borrowings of $65,000 and two borrowing in 2019 for $65,000 for a total of $130,000. During the year ended December 31, 2019, the Company repaid $32,000 in principal and all of its accrued interest of $19,465, resulting in a balance due of $98,000 as of December 31, 2019. During the period ended December 31, 2020, the Company repaid $76,000 in principal and all of its accrued interest of $4,204, resulting in a balance due of $22,000 as of December 31, 2020.

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

(d) Line of Credit

The Company also has an unsecured line of credit, guaranteed by its CEO, with its business bank, Union Bank, whereby funds can be borrowed at a revolving adjustable rate of 2 points over prime, currently 5.25%, with a max borrowing amount of $100,000. The balance at December 31, 2019 was $0 while during the period ended December 31, 2020 the Company was advanced a total of $139,319 and had repaid $139,604 of the balance. As such the balance outstanding as of December 31, 2020 is $(285).

8. CONVERTIBLE PROMISSORY NOTES – PAST DUE

As of December 31, 2020 and December 31, 2019, the Company had a total of $840,673 and $1,099,278, respectively, of convertible notes payable, which consisted of the following:

	December 31, 2020	December 31, 2019
a) Convertible Notes – with fixed conversion	$713,750	$894,000
b) Convertible Notes – with variable conversion	126,923	205,278
Total	840,673	1,099,278
Less: Debt discount	-	-
Total convertible notes, net of debt discount	$840,673	$1,099,278

a)

Included in Convertible Notes - with fixed conversion terms, are loans provided to the Company from various investors. These notes carry simple interest rates ranging from 0% to 14% per annum and with terms ranging from 1 to 2 years. In lieu of the repayment of the principal and accrued interest, the outstanding amounts are convertible, at the option of the note holder, generally at any time on or prior to maturity and automatically under certain conditions, into the Company’s common shares at $0.15 to $1.50 per share. These notes became due in 2017 and prior, and are currently past due.

At December 31, 2019, balance of the convertible notes was $894,000. During the twelve months ended December 21, 2020, we issued 28,026,792 shares of common stock to convert $175,000 of principal of these outstanding convertible notes and $39,517 in accrued interest. Of the total Notes converted during the period, approximately $110,000 of the notes were converted at a conversion price that was higher than the market price of the shares on the date of conversion. As such, the Company issued 81,792 common shares with a fair value of $1,420 in settlement of the $113,151 in debt. In connection with the conversion, $17,531 in accrued interest was forgiven. The Company also paid down $5,250 of the principal balance of the convertible notes, which brought the outstanding balance of the convertible notes to $713,500 as of December 31, 2020. These convertible notes are currently past due.

b)

Convertible notes payable with principal balance of $126,923 as of September 30, 2020 consist of loans provided to the Company from various investors. These notes are non-interest bearing and with terms ranging from 1 to 2 years. In lieu of the repayment of the principal and accrued interest, the outstanding amounts are convertible, at the option of the note holder, generally at any time on or prior to maturity and automatically under certain conditions, into the Company’s common shares at 60% of the lowest trading price in the prior 30 days. The Company determined that since the conversion floor of these notes had no limit to the conversion price, the Company could no longer determine if it had enough authorized shares to fulfil its conversion obligation. As such, pursuant to current accounting guidelines, the Company determined that the conversion feature of these notes created a derivative at the date of issuance which was recorded as a valuation discount that was fully amortized as of December 31, 2019. At December 31, 2019, balance of the loan was $205,278. During the twelve months ended December 31, 2020, we issued 8,454,828 shares of common stock to convert $78,355 of these outstanding convertible notes, which brought the principal balance down to $126,923 as of the period then ended. These notes became due in 2019 and prior, and are currently past due.

9. CARE Loans

	December 31, 2020	December 31, 2019
a) PPP loan	$67,870	$-
b) EIDL loan	150,000	-
Total CARE loans	$217,870	$-

Paycheck Protection Program Loan

On April 30, 2020, the Company executed a note (the “PPP Note”) for the benefit of MUFG Union Bank, NA (the “Lender”) in the aggregate amount of $67,870 under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The PPP is administered by the U.S. Small Business Administration (the “SBA”). The interest rate of the loan is 1.00% per annum and accrues on the unpaid principal balance computed on the basis of the actual number of days elapsed in a year of 360 days. Commencing seven months after the effective date of the PPP Note, GTX is required to pay the Lender equal monthly payments of principal and interest as required to fully amortize any unforgiven principal balance of the loan by the two-year anniversary of the effective date of the PPP Note (the “Maturity Date”). The Maturity Date can be extended to five years if mutually agreed upon by both the Lender and GTX. The PPP Note contains customary events of default relating to, among other things, payment defaults, making materially false or misleading representations to the SBA or the Lender, or breaching the terms of the PPP Note. The occurrence of an event of default may result in the repayment of all amounts outstanding under the PPP Note, collection of all amounts owing from GTX, or filing suit and obtaining judgment against GTX. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. Recent modifications to the PPP by the U.S. Treasury and Congress have extended the time period for loan forgiveness beyond the original eight-week period, making it possible for GTX to apply for forgiveness of its PPP loan. No assurance can be given that GTX will be successful in obtaining forgiveness of the loan in whole or in part. The Company was in compliance with the terms of the PPP loan as of December 31, 2020.

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

10. RELATED PARTY TRANSACTIONS

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

During the period ended June 30, 2018, the Company recognized additional notes with an aggregate amount of $214,499 which represent 50% of the related party notes that matured on March 31, 2018. The notes are due on March 31, 2019. Such amount was recorded as noncash financing cost during the twelve months ended December 31, 2018. As of December 31, 2020 and 2019, the outstanding balance on the convertible promissory notes was $884,546.

During 2020, management elected to reduce the 10% annual interest rate to 3% because of the affects COVID-19 had on the U.S. economy. As such, on December 31, 2020 interest of $249,102 is deferred on the above notes and included in accrued expenses to related parties.

Accrued wages and costs - In order to preserve cash for other working capital needs, various officers, members of management, employees and directors agreed to defer portions of their wages and sometimes various out-of pocket expenses since 2011. As of December 31, 2020, and 2019, the Company owed $500,007 and $374,393, respectively, for such deferred wages and other expenses owed for other services which are included in the accrued expenses – related parties on the accompanying balance sheet.

As part of our mission statement to being a for profit for purpose company, the GTX organization and management team wanted to do its part during the pandemic to provide assistance to front line workers. Masks and other essential PPE donated to various hospitals, assisted living facilities police departments through a host of non-profit 501c3’s the Company partnered with. As we saw a continued need for more assistance throughout communities across the country the Company set up on its ecommerce site the ability for individuals to buy PPE on the behalf of any of our vetted charities and the GTX management team pledged to match 100% of each contribution. By the end of the year we were able to donate approximately $46K to a variety of non-profits which in turn distributed products and supplies in their community. The $46K of revenue was recognized as part of overall product sales of which $33K was a direct contribution by the upper management team. We do not expect there to be any ongoing business from these non-profits as the transactions were specifically related to charitable causes.

11. DERIVATIVE LIABILITIES

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

At December 31, 2019, the balance of the derivative liabilities was $223,536. At December 31, 2020, the balance of the derivative liabilities was $0 resulting in a decrease of $223,536 that was reflected in other income on the accompanying statement of operations for the period then ended.

December 31, 2019, the derivative liabilities were valued using a Black-Scholes-Merton pricing model with the following assumptions:

December 31, 2019
Conversion feature:
Risk-free interest rate	1.56%
Expected volatility	297.87%
Expected life (in years)	.1 to .773 years
Expected dividend yield	-
Fair Value:
Conversion feature	$223,536

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

At December 31, 2020 it was determined that the Preferred A shareholders having the majority vote agreed to increase the number of authorized shares, if needed, to settle any convertible debt, and thus the liability was determined to be $0.

12. INCOME TAXES

Reconciliations of the total income tax provision tax rate to the statutory federal income tax rate of 21%, 21%, and 34% for the years ended December 31, 2020 and 2019, respectively, are as follows:

	2020	2019

Federal income tax benefit calculated at statutory rate	$104,658	$199,000
State income tax benefit, net of federal benefit	20,342	43,000
Less: Stock based compensation expense	(60,000)	(26,000)
Effect of rate change from 34% to 21%	(2,192,000)	(2,167,000)
Change in valuation allowance	2,127,000	1,951,000
Net tax provision	$-	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows at December 31:

	2020	2019
Deferred tax asset attributable to:
Net operating losses carried forward	$3,541,782	$3,502,539
Less: Valuation allowance	(3,541,782)	(3,502,539)
Net deferred tax asset	$-	$-

At December 31, 2020, the Company had an unused net operating loss carryover approximating $16,684,273, subject to section 382 limitations, that is available to offset future taxable income, which expires beginning in 2028.

The Company established a full valuation allowance. The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized.

13. EQUITY

The Company has 10,000,000 shares of preferred stock authorized. From this pool the following preferred shares have been classified as:

Preferred Stock – Series A

During the year ended December 31, 2018, the Company authorized 1,000,000 of preferred Series A preferred shares, which shares to have voting rights equal to two-thirds of all the issued and outstanding shares of common stock, shall be entitled to vote on all matters of the corporation, and shall have the majority vote of the board of directors. The subject preferred stock lacks any dividend rights, does not have liquidation preference, and is not convertible into common stock. During the year ended December 31, 2018, the Company issued one million shares to certain officers and board members. The Company retained a third-party valuation firm whose input was utilized in determining the related per share valuation of the preferred shares. Based on Management’s assessment and the valuation report, the fair value of the preferred shares was determined to be $0.0463 per share or an aggregate of $46,363. The shares remain outstanding as of December 31, 2020.

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

During the period ended December 31, 2020, the Company issued 100 Series B preferred shares and 10,000,000 warrants to an accredited investor for their financings for an aggregate value of $100,000. The Series B preferred shares and warrants shall have a fixed conversion price per share equal to $0.0025 per share of common stock, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the Common Stock. The warrants are exercisable through March 2025. The Company considered the accounting effects of the existence of the conversion feature of the Series B Preferred Stock, and the issuance of warrants at the date of issuance. In accordance with the current accounting standards, the Company determined that it should account for the fair value of the conversion feature and relative fair value of the issued warrants (up to the face amount of the Series B Preferred Stock) as a deemed dividend of $100,000 and a charge to paid in capital.

Preferred Stock – Series C

During the period ended December 31, 2020, the Company authorized 1,000 shares of preferred stock to be designated available for Series C preferred shares that have a stated value of $1,000 each and are convertible into common shares at fixed price of $0.015. Holders shall be entitled to receive, and the Company shall pay, dividends on shares of Series C Preferred Stock equal (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the Company’s Common Stock. No other dividends shall be paid on shares of Series C Preferred Stock, and they shall have no voting rights and have liquidation preference. During the year ended December 31, 2019, the Company had no Preferred C shares.

During the period ended December 31, 2020, the Company issued 150 Series C preferred shares and 10,000,000 warrants to an accredited investor for their financings for an aggregate value of $150,000. The Series C preferred shares and warrants shall have a fixed conversion price equal to $0.015 per share of common stock, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the Common Stock. The warrants are exercisable through April 2023. The Company considered the accounting effects of the existence of the conversion feature of the Series C Preferred Stock, and the issuance of warrants at the date of issuance. In accordance with the current accounting standards, the Company determined that it should account for the fair value of the conversion feature and relative fair value of the issued warrants (up to the face amount of the Series C Preferred Stock) as a deemed dividend of $150,000 and a charge to paid in capital.

Common Stock

The Company issued the following shares of common stock for the years ended December 31:

	2020		2019
	Value of Shares	# of shares	Value of Shares	# of shares
Shares issued for services rendered	$187,600	13,000,000	$76,880	6,200,000

Shares issued for conversion of debt	421,355	53,612,687	158,105	37,606,359
Shares issued for financing	-	-	3,100	250,000

Total shares issued	$608,955	66,612,687	$238,085	44,056,359

Shares issued for services rendered were to various members of management, employees and consultants and are generally expensed as Stock-Based Compensation in the accompanying consolidated statement of operations. Also included are shares of common stock issued to our 2019 investors in conjunction with their note and share purchase agreements. Shares issued for conversion of debt relate to conversions of both short and long term debt as discussed in Note 8. Shares issued for financing in 2020 relate to shares granted to investors for their participation in the 2020 financings.

During the year ended December 31, 2020 the Company issued 13,000,000 shares of common stock with a fair value of $187,600 at the date of grant for services. During the year ended December 31, 2019 the Company issued 6,200,000 shares of common stock with a fair value of $76,880 at the date of grant for services. Additionally, during the year, 3,500,000 were cancelled and another 3,500,000 shares were issued on November 30, 2020 for services at a fair value of $22,700.

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

During the year ending December 31, 2020, two consultants agreed to cancel 3.5 million shares of retention bonus shares as the shares never vested and the Company reversed the previously recorded stock compensation costs. As a result, during the year ending December 31, 2020, the Company recognized a reduction in stock based compensation of $38,767 related to the cancellation of the rest of the retention plan, and the remaining/adjusted balance of $41,441 in unamortized expense will not need to be amortized.

The board is evaluating a new employee stock option plan (ESOP) and intends to select a new plan by the end of the 2021.

During the year ended December 31, 2020 the Company did not issue any shares of common stock for financing costs. During the year ended December 31, 2019 the Company issued 250,000 shares of common stock with a fair value of $3,100 at the date grant for financing costs.

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

A summary of the Company’s warrant activity and related information is provided below (the exercise price and the number of shares of common stock issuable upon the exercise of outstanding warrants have been adjusted to reflect a 1-for-75 reverse stock split.):

	Exercise Price $	Number of Warrants
Outstanding and exercisable at December 31, 2018	0.0125 - 0.04	11,555,000
Warrants exercised	-	-
Warrants granted	0.0025 - 0.011	35,250,000
Warrants expired	0.0125 - 2.25	(10,805,000)
Outstanding and exercisable at December 31, 2019	0.0025 - 0.04	36,000,000
Warrants exercised	-	-
Warrants granted	0.0025 - 0.015	20,250,000
Warrants expired	0.01 - 0.04	(5,750,000)
Outstanding and exercisable at December 31, 2020	0.0025 - 0.015	50,500,000

Stock Warrants as of December 31, 2020
Exercise Price	Warrants Outstanding	Remaining Life (Years)	Warrants Exercisable
$0.0025	40,000,000	4.03	40,000,000
$0.015	10,250,000	2.36	10,250,000
$0.01	250,000	.013	250,000

During the year ended December 31, 2019, 35,000,000 of the warrants issued were related to financings with total fair value at grant date of $251,878, and 250,000 warrants were issued related to an advisory agreement with total fair value at grant date of $4,799. Of these warrants, 30,000,000 have a 5-year term with a strike price of $0.0025, 3,000,000 have a 2-year term and have a strike price of $0.01, and 2,500,000 has a 1.7-year term with a strike price of $0.011.

During the year ended December 31, 2020, 20,000,000 of the warrants issued were related to financings with total fair value at grant date of $281,489, and 250,000 warrants were issued related to an advisory agreement with total fair value at grant date of $3,793, 10,000,000 have a 5-year term with a strike price of $0.0025, 10,252,000 have a 3-year term and have a strike price of $0.015.

During the period ended December 31, 2020, no warrants were exercised, and 5,750,000 expired and 20,250,000 were granted. The 56,250,000 outstanding and exercisable warrants at December 31, 2020 has no intrinsic value.

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

The Plan provides for the issuance of a maximum of 7,000,000 shares of which, after adjusting for estimated pre-vesting forfeitures and expired options, approximately 2,235,000 were available for issuance as of December 31, 2020.

No options were granted during 2020 and 2019.

14. COMMITMENTS & CONTINGENCIES

Bonuses

The Company has an employment agreement with its CEO which, among other provisions, provide for the payment of a bonus, as determined by the Board of Directors, in amounts ranging from 15% to 50% of the executive’s yearly compensation, to be paid in cash or stock at the Company’s sole discretion, if the Company has an increase in year over year revenues and the Executive performs his duties (i) within the time frame budgeted for such duties and (ii) at or below the cost budgeted for such duties. No such bonuses were declared or accrued during the years ending December 31, 2020 or 2019.

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

Due to COVID-19, we have experienced some changes in our business, that have been both positive and negative. Specifically, the Company’s IP licensing business has been negatively impacted by the global financial slowdown and many courts, judges and law firms are not working at full capacity, which is creating delays in finalizing licensing agreements or litigation. We have also experienced a small percentage of subscriptions being either cancelled or requested to be put on pause, due to financial hardships. On the positive side we saw an increase in product sales specifically with medical supplies and equipment. Overall, our revenues have not been materially impacted as a whole, however there have been some shifts with certain revenue streams doing better post COVID and others doing worse.

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

15. SUBSEQUENT EVENTS

On January 14, 2021, we issued 1,866,667 in shares of common stock to an investor for converting $24,250 in debt from a convertible note that was issued in the fourth quarter of 2014.

On January 22, 2021, we issued 1,050,000 in shares of common stock to an investor for converting $4,914 in debt from a convertible note that was issued in the fourth quarter of 2017.

On January 26, 2021, we issued 1,600,000 in shares of common stock to an investor who converted their preferred C shares at a strike price of $0.015.

On January 26, 2021, an investor converted 7,000,000 of warrants into 6,805,555 shares of common stock at a strike of $0.0025.

On January 26, 2021, an investor converted 6,500,000 of warrants into 6,319,444 shares of common stock at a strike of $0.0025.

On January 27, 2021, we issued 3,800,003 in shares of common stock to an investor who converted their preferred C shares at a strike price of $0.015.

On January 27, 2021, we issued 790,968 in shares of common stock to an investor for converting $35,000 in debt from a convertible note that was issued in the fourth quarter of 2018.

On February 2, 2021, we issued 3,273,702 in shares of common stock to an investor for converting $22,981.39 in debt from three convertible notes that was issued in the fourth quarter of 2017 and first quarter of 2018.

On February 4, 2021 we issued 14,166,667 in warrants to three investors as part of their Securities Purchase Agreement, with a strike price of $0.015 and a 5-year term.

On February 8, 2021, we issued 1,300,000 in restricted common stock to various consultants and advisors as part of their agreements.

On February 8, 2021, we issued 860,383 in shares of common stock to an investor for converting $50,000 in debt from a convertible note that was issued in the fourth quarter of 2018.

On February 8, 2021, we issued an additional 1,328,059 in shares of common stock to an investor related to the conversion of $35,000 on January 27, 2021 in debt from a convertible note that was issued in the fourth quarter of 2018.

On February 9, 2021, we issued 666,667 in shares of common stock to an investor who converted their preferred C shares at a strike price of $0.015

On February 15, 2021, we issued 1,424,501 in shares of common stock to an investor for converting $10,000 in debt from a convertible note that was issued in the fourth quarter of 2017.

On February 17, 2021, we issued 317,380 in shares of common stock to an investor for converting $2,228.01 in debt from a convertible note that was issued in the fourth quarter of 2017.

On February 17, 2021, we issued 666,667 in shares of common stock to an investor who converted their preferred C shares at a strike price of $0.015.

On February 18, 2021, we issued 1,333,334 in shares of common stock to an investor who converted their preferred C shares at a strike price of $0.015.

On March 3, 2021, we issued 1,933,333 in shares of common stock to an investor who converted their preferred C shares at a strike price of $0.015.

March 3, 2021, we retired $75,000 in accrued interest and issued equity in the form of common stock of 6,000,000 shares, 3,000,000 issued on March 3, 2021 and another 3,000,000 due in 45 days, which resulted in a gain on the settlement of debt of $34,230.

On March 11, 2021, an investor converted 3,500,000 of warrants into 3,354,167 shares of common stock at a strike of $0.0025.

On March 11, 2021, an investor converted 6,500,000 of warrants into 6,229,167 shares of common stock at a strike of $0.0025.

