Form 10-Q
period 2021-03-31
GTX CORP
filed 2021-05-17
CIK 1375793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2021

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 196,302,481 common shares issued and outstanding as of May 17, 2021.

GTX CORP AND SUBSIDIARIES

For the quarter ended March 31, 2021

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

GTX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$408,003	$76,912
Accounts receivable, net	50,230	40,484
Inventory	53,719	114,137
Investment in marketable securities	4,676	4,166
Other current assets	70,129	54,593
Total current assets	586,757	290,292

Property and equipment, net	13,170	7,878
Intangible assets	-	-

Total assets	$599,927	$298,170

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$157,619	$182,610
Accrued expenses	291,926	327,293
Accrued expenses, related parties	867,841	839,810
Deferred revenues	31,275	37,350
Short-term debt – line of credit	11,715	21,715
Convertible promissory notes, past due	689,780	840,673
Convertible notes, related parties	884,546	884,546
Notes payable	45,905	50,400
Total current liabilities	2,980,607	3,184,397

Long-term debt - CARE loan	217,870	217,870

Total liabilities	3,198,477	3,402,267

Commitments and contingencies

Stockholders’ deficit:
Preferred stock series A, $0.001 par value; 1,000,000 shares authorized; 1,000,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	100	100
Preferred stock series B, $0.001 par value; 10,000 shares authorized, 250 and 150 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	1	1
Preferred stock series C, $0.001 par value; 1,000 shares authorized, 475 and 150 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	-	-
Common stock, $0.0001 par value; 2,071,000,000 shares authorized; 185,952,481 and 138,032,482 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	18,595	13,803
Additional paid-in capital	22,276,107	21,059,925
Accumulated deficit	(24,893,353)	(24,177,926)
Total stockholders’ deficit	(2,598,550)	(3,104,097)
Total liabilities and stockholders’ deficit	$599,927	$298,170

See accompanying notes to condensed consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Product sales	$172,333	$31,607
Service income	58,188	65,109
Licensing income	-	-
Total revenues	230,521	96,716

Cost of products sold	112,095	23,402
Cost of service revenue	35,067	11,236
Cost of licensing revenue	-	-
Total cost of goods sold	147,162	34,638

Gross margin	83,359	62,078

Operating expenses:
Wages and benefits	126,802	160,900
Professional fees	100,170	45,941
Sales and marketing expenses	9,936	6,760
General and administrative	48,051	68,686

Total operating expenses	284,959	282,287

Loss from operations	(201,600)	(220,209)

Other income/(expenses):
Gain/loss on settlement of debt	(66,036)	37,479
Gain on marketable securities	1,768	91,873
Change in fair value of derivative	-	138,586
Interest expense and financing costs	(24,559)	(40,821)

Total other income/(expenses)	(88,827)	227,117

Net income (loss)	(290,427)	6,908

Deemed dividend to series-B preferred stockholders	-	(50,000)
Deemed dividend to Series-C preferred stockholders	(425,000)

Net loss attributable to common stockholders	$(715,427)	$(43,092)

Weighted average number of common shares outstanding - basic and diluted	163,886,808	75,983,223

Net income/(loss) per common share - basic and diluted	$(0.00)	$(0.00)

See accompanying notes to condensed consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Three Months Ended March 31, 2021 and March 31, 2020 (Unaudited)

For the Three Months Ended March 31, 2021 (Unaudited)

	Series A Preferred		Series B Preferred		Series C Preferred		Common Shares		Additional
	Shares		Shares		Shares		Shares		Paid-In	Accumulated	Equity
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Deficit	(Deficit)
Balance December 31, 2020	1,000,000	$100	250	$1	150	$-	138,032,482	$13,803	$21,059,925	$(24,177,926)	$(3,104,097)
Issuance of common stock for services	-	-	-	-	-	-	1,300,000	130	61,620	-	61,750
Issuance of common stock for conversion of debt	-	-	-	-	-	-	13,661,664	1,366	170,507	-	171,873
Issuance of preferred stock for financings	-	-	-	-	425	-	-	-	425,000	-	425,000
Issuance of common stock for financings	-	-	-	-	-	-	250,000	25	3,250	-	3,275
Issuance of common stock for the conversion of warrants	-	-	-	-	-	-	22,708,333	2,271	(2,271)	-	-
Issuance of common stock for the conversion of warrants	-	-	-	-	(150)	-	10,000,002	1,000	(1,000)	-	-
Shares issued for conversion of debt									131,736		131,736
Deemed dividend on fair value of warrants & conversion feature	-	-	-	-	-	-	-	-	425,000	(425,000)	-
Inpixon loan reduction correction	-	-	-	-	-	-	-	-	2,340	-	2,340
Net income (loss)	-	-	-	-	-	-	-	-	-	(290,427)	(290,427)
Balance March 31, 2021	1,000,000	$100	250	$1	425	$-	185,952,481	$18,595	$22,276,107	$(24,893,353)	$(2,598,550)

The accompanying notes are an integral part of these consolidated financial statements.

For the Three Months Ended March 31, 2020 (Unaudited)

	Preferred Stock						Additional
	Series A		Series B		Common Stock		Paid-In		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 31, 2020	1,000,000	$100	1,500	1	71,419,795	$7,142	$19,954,738	$(23,559,519)	$(3,597,538)
Issuance of common stock for services	-		-	-	1,500,000	150	23,450	-	23,600
Issuance of common stock for conversion of debt	-	-	-	-	7,181,792	718	21,404	-	22,122
Issuance of preferred stock for financings	-	-	500	1	-	-	49,999	-	50,000
Deemed dividend on fair value of warrants & conversion feature associated with preferred stock	-	-	-	-	-	-	50,000	(50,000)	-
Fair Value of common stock issued to management	-	-	-	-	-	-	8,021	-	8,021
Net loss	-	-	-	-	-	-	-	6,908	6,908
Balance, March 31, 2020	1,000,000	$100	2,000	$2	80,101,587	$8,010	$20,107,612	$(23,602,611)	$(3,486,887)

See accompanying notes to condensed consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income / (loss)	$(290,427)	$6,908
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Depreciation and amortization	1,188	4,076
Loss on marketable securities	(1,768)	(91,873)
Stock based compensation	61,750	23,600
Change in fair value of derivative	-	(138,586)
Repatriation of retention bonus shares	-	8,021
(Gain)/loss on the settlement of debt and accrued interest	66,036	(37,479)
Interest and financing costs	24,559	18,907
Bonus shares issued	3,275	-
Payment proceeds against loan	2,340	-
Changes in operating assets and liabilities:
Accounts receivable	(9,746)	21,842
Inventory	60,418	4,923
Other current and non-current assets	(15,536)	(3,396)
Accounts payable and accrued expenses	(7,318)	(51,627)
Accrued expenses - related parties	34,574	82,236
Deferred revenues	(6,075)	(13,222)

Net cash used in operating activities	(76,730)	(165,670)

Cash flows from investing activities
PP&E purchases	(6,480)	-
Proceeds from the sale of marketable securities	1,258	146,201

Net cash provided by investing activities	(5,222)	146,201

Cash flows from financing activities
Proceeds from line of credit	-	2,500
Proceeds from issuance of preferred stock	425,000	50,000
Payments on debt	(11,957)	(60,825)

Net cash provided by financing activities	413,043	(8,325)

Net change in cash and cash equivalents	331,091	(27,794)

Cash and cash equivalents, beginning of period	76,912	125,200

Cash and cash equivalents, end of period	$408,003	$97,406

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$298	$8,351

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock for conversion of debt and interest	$171,873	$22,122
Deemed dividend	$425,000	$-
Conversion of preferred stock to common stock	$1,000	$-

See accompanying notes to condensed consolidated financial statements.

GTX CORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of GTX have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included. Our operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2020, which are included in our Annual Report on Form 10-K.

The accompanying consolidated financial statements reflect the accounts of GTX Corp and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has a stockholders’ deficit of $2,598,550 and negative working capital of $2,393,850 as of March 31, 2021 and used cash in operations during the period then ended. The Company anticipates further losses in the development of its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan until such time as revenues and related cash flows are sufficient to fund our operations.

The Company’s independent registered public accounting firm has also included explanatory language in their opinion accompanying the Company’s audited financial statements for the year ended December 31, 2020. The Company’s financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

IP Licensing Revenue

Licensing revenue recorded by the Company relates exclusively to the Company’s License and Partnership agreement with Inventergy which provides for ongoing royalties based on monetization of IP licenses. The Company recognizes revenue for royalties under ASC 606, which provides revenue recognition constraints by requiring the recognition of revenue at the later of the following: 1) sale or usage of the products or 2) satisfaction of the performance obligations. The Company has satisfied its performance obligations and therefore recognizes licensing revenue when the sales to which the license(s) relate are completed. During the periods ended March 31, 2021 and March 31, 2020, the Company did not recognize any licensing revenue.

Disaggregation of Net Sales

The following table shows the Company’s disaggregated net sales by product type:

	March 31, 2021	March 31, 2020
Product sales	$172,333	$31,607
Service income	58,188	65,109
IP and consulting income	-	-
Total	$230,521	$96,716

The following table shows the Company’s disaggregated net sales by customer type:

	March 31, 2021	March 31, 2020
B2B	$52,009	$52,735
B2C	177,395	43,981
Military	1,117	-
IP	-	-
Total	$230,521	$96,716

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

As of March 31, 2021, the Company had three customers representing approximately 22%, 13% and 12% of sales, respectively, and two customers representing approximately 75% and 8% of total accounts receivable, respectively (of the 75% this represents all sales made through our online store and consists of approximately 2,000 different customers). The Company had four customers representing approximately 45%, 14%, 10% and 9% of sales, respectively, and three customers representing approximately 36%, 13%, and 11% of total accounts receivable, respectively, for the three months ended March 31, 2020.

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

Marketable Securities

The Company’s securities investments that are acquired and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value based on quoted market price (level 1) on the balance sheet in current assets, with the change in fair value during the period included in earnings. As of March 31, 2021 and December 31, 2020 the fair value of our investment in marketable securities was $4,676 and $4,166.

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

At March 31, 2021 and December 31, 2020, the balance of the derivative liabilities was $0. It was determined at December 31, 2020 that the Preferred A shareholders having the majority vote, can agree to increase the number of authorized shares, if needed, to settle any convertible debt, and thus the liability is $0.

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

	March 31,
	2021	2020
Warrants	40,916,667	40,500,000
Preferred B shares	100,000,000	80,000,000
Preferred C shares	13,333,333	-
Conversion shares upon conversion of notes	32,909,131	66,909,812
Total	187,159,131	187,409,812

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

As of December 31, 2020, the Company owned 42,500 shares of Inventergy Global, Inc. common stock with a fair value of $1,275. The Company was able to obtain observable evidence that the investment had a market value of $0.03 per share, or an aggregate value of $1,275 as of the period ended March 31, 2021. As such, the Company recorded no change in market value during the three months ended March 31, 2021, in its statement of operations.

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

During the three months ended March 31, 2021, the Company sold 834 shares of its Inpixon shares for total proceeds of $1,334 and recognized a gain from the sale of these shares of $1,258.

The Company was able to obtain observable evidence that the remaining 2,000 shares had a market value of $2,400 as of March 31, 2021, as such, the Company recorded a gain from the increase in the fair value of the shares of $510, resulting in a net gain from the investment in Inpixon shares of $510 during the current period ended March 31, 2021.

4. INVENTORY

Inventories consist of the following:

	March 31, 2021	December 31, 2020
Raw materials	$537	$9
Finished goods	53,182	114,128
Total Inventories	$53,719	$114,137

5. PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	March 31, 2021	December 31, 2020
Software	$25,890	$25,890
Website development	91,622	91,622
Software development	301,231	294,751
Equipment	1,750	1,750
Less: accumulated depreciation	(407,323)	(406,135)
Total property and equipment, net	$13,170	$7,878

Depreciation expense for the period ended March 31, 2021 and 2020 was $1,188 and $4,076, respectively, and is included in general and administrative expenses.

6. NOTES PAYABLE

The following table summarizes the components of our short-term borrowings:

	March 31, 2021	December 31, 2020
(a) Term loan	$-	$400
(b) Term loan	45,905	50,000
(c) Revolving line of credit	12,000	22,000
(d) Revolving line of credit	(285)	(285
Total	$57,620	$72,115

(a) Term loan

In 2015, the Company entered into an unsecured term loan agreement with a third party for an aggregate principal balance of $200,000 at an interest rate of 14% per annum, with the interest adjusted as of December 2019 to 8.5%. The term loan became due on April 14, 2017 and as such, currently past due. At December 31, 2020, balance of the term loan was $400. During the three months ended March 31, 2021, we settled the balance on the term loan for 6,000,000 shares of common stock to settle the balance. This was broken into two parts, 3,000,000 due immediately and the other 3,000,000 due 45 days thereafter. We issued the first 3,000,000 shares of common stock to convert $22,500 of interest on the term loan, resulting in a gain on the forgiveness of accrued interest of $65,700 and a loss on the conversion of $131,375. The Company also paid down in cash the principal balance by $400, which brought the principal balance outstanding on the term loan as of March 31, 2021 to be $0. The remaining $22,500 in accrued interest will be converted with the issuance of the second 3,000,000 common shares. As of March 31, 2021, there is $22,500 in accrued interest on this term loan.

(b) Term loan

In September of 2019, the Company entered into an unsecured term loan agreement with a third party for an aggregate principal balance of $50,000 at an interest rate of 5% per annum in relation to an Asset Purchase Agreement. The term loan becomes due on December 31, 2021.

The Company reached an agreement with the lender to apply sublet space the lender uses in the Company office and apply those payments against the term loan balance. The monthly credit of $585 has been applied to seven (7) months or a total of $4,095 of the loan through the three months ended March 31, 2021, and thus the principal balance outstanding on the note as of March 31, 2021 and December 31, 2020 was $45,905 and $50,000, respectively, and accrued interest of $3,165 as of March 31, 2021.

(c) Lines of Credit

The Company obtained a revolving line of credit agreement with an accredited investor of $500,000 during 2018. There were three borrowings against the line as of December 31, 2018 for aggregate borrowings of $65,000 and two borrowing in 2019 for $65,000 for a total of $130,000. During the period ended December 31, 2020, the Company repaid $76,000 in principal and all of its accrued interest of $4,204, resulting in a balance due of $22,000 as of December 31, 2020. During the period ended March 31, 2021, the Company repaid $10,000 in principal and all of its interest of $560, as incurred, resulting in a balance due of $12,000 as of March 31, 2021.

The line bears interest of 8.5%. The line is based upon GTX providing the investor with purchase orders and use of proceeds, including production of goods schedules and loan repayment timelines. These loans/drawdowns are specifically for product, inventory and/or purchase order financing. Upon completion of the terms of the Line of Credit, GTX Corp. will issue to the investor 7,500,000 shares of GTX common stock or $75,000 of GTX common stock, whichever is greater.

(d) Line of Credit

The Company also has an unsecured line of credit, guaranteed by its CEO, with its business bank, Union Bank, whereby funds can be borrowed at a revolving adjustable rate of 2 points over prime, currently 3.25%, with a max borrowing amount of $100,000. The balance at December 31, 2020 was $(285) while during the period ended March 31, 2021 the Company was advanced a total of $0 of the balance. As such the balance outstanding as of March 31, 2021 is $(285).

7. CONVERTIBLE PROMISSORY NOTES – PAST DUE

As of March 31, 2021 and December 31, 2020, the Company had a total of $689,780 and $840,673, respectively, of outstanding convertible notes payable, which consisted of the following:

	March 31, 2021	December 31, 2020
a) Convertible Notes – with fixed conversion terms	$688,000	$713,750
b) Convertible Notes – with variable conversion	1,780	126,923
Total convertible notes, net of debt discount	$689,780	$840,673

a)	Included in Convertible Notes - with fixed conversion terms, are loans provided to the Company from various investors These notes carry simple interest rates ranging from 0% to 14% per annum and with terms ranging from 1 to 2 years. In lieu of the repayment of the principal and accrued interest, the outstanding amounts are convertible, at the option of the note holder, generally at any time on or prior to maturity and automatically under certain conditions, into the Company’s common shares at $0.015 to $0.30 per share. These notes became due in 2017 and prior, and are currently past due.

At December 31, 2020, balance of the convertible notes was $713,750. During the three months ended March 31, 2021, we issued 1,616,667 shares of common stock to convert $24,250 and issued an additional 250,000 shares of common stock as bonus shares due on of these outstanding convertible notes for a value of $3,750. Additionally, we paid down $1,500 of the debt with cash. As of March 31, 2021, the balance of the outstanding convertible notes was $688,000. These notes are currently past due.

b)	Convertible notes payable with principal balance of $1,780 as of March 31, 2021 consist of loans provided to the Company from various investors. These notes are non-interest bearing and with terms ranging from 1 to 2 years. In lieu of the repayment of the principal and accrued interest, the outstanding amounts are convertible, at the option of the note holder, generally at any time on or prior to maturity and automatically under certain conditions, into the Company’s common shares at 60% of the lowest trading price in the prior 30 days. The Company determined that since the conversion floor of these notes had no limit to the conversion price, the Company could no longer determine if it had enough authorized shares to fulfil its conversion obligation. As such, pursuant to current accounting guidelines, the Company determined that the conversion feature of these notes created a derivative at the date of issuance which was recorded as a valuation discount that was fully amortized as of December 31, 2020. At December 31, 2020, the balance of the loans was $126,923. These notes became due in 2019 and prior, and are currently past due. As explained in Note 11, there is no derivative liability needed for the balance remaining on these variable notes, as the common stock shares will be increased as needed.

8. CARE Loans

	March 31, 2021	December 31, 2020
a) PPP loan	$67,870	$67,870
b) EIDL loan	150,000	150,000
Total CARE loans	$217,870	$217,870

Paycheck Protection Program Loan

On April 30, 2020, the Company executed a note (the “PPP Note”) for the benefit of MUFG Union Bank, NA (the “Lender”) in the aggregate amount of $67,870 under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The PPP is administered by the U.S. Small Business Administration (the “SBA”). The interest rate of the loan is 1.00% per annum and accrues on the unpaid principal balance computed on the basis of the actual number of days elapsed in a year of 360 days. Commencing seven months after the effective date of the PPP Note, GTX is required to pay the Lender equal monthly payments of principal and interest as required to fully amortize any unforgiven principal balance of the loan by the two-year anniversary of the effective date of the PPP Note (the “Maturity Date”). The Maturity Date can be extended to five years if mutually agreed upon by both the Lender and GTX. The PPP Note contains customary events of default relating to, among other things, payment defaults, making materially false or misleading representations to the SBA or the Lender, or breaching the terms of the PPP Note. The occurrence of an event of default may result in the repayment of all amounts outstanding under the PPP Note, collection of all amounts owing from GTX, or filing suit and obtaining judgment against GTX. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. Recent modifications to the PPP by the U.S. Treasury and Congress have extended the time period for loan forgiveness beyond the original eight-week period, making it possible for GTX to apply for forgiveness of its PPP loan. No assurance can be given that GTX will be successful in obtaining forgiveness of the loan in whole or in part. As of March 31, 2021 the Company has not made any payments on the loan due to the fact that GTX has applied for the $45,000 loan forgiveness program adjustment, for which the Company has not received a new balance payment schedule.

Economic Injury Disaster Loan

On June 10, 2020, the Company executed a secured loan with the U.S. Small Business Administration (SBA) under the Economic Injury Disaster Loan program in the amount of $150,000. The loan is secured by all tangible and intangible assets of the Company and payable over 30 years at an interest rate of 3.75% per annum. Installment payments, including principal and interest, will begin June 10, 2021. As part of the loan, the Company also received an advance of $10,000 from the SBA. While the SBA refers to this program as an advance, it was written into law as a grant. This means that the amount given through this program does not need to be repaid and has been recognized as Other Income.

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

As of March 31, 2021 and December 31, 2020, the outstanding balance on the convertible promissory notes was $884,546. As of March 31, 2021 and December 31, 2020, interest of $255,646 and $249,102 respectively, is deferred on the above notes and included in accrued expenses to related parties.

Accrued wages and costs - In order to preserve cash for other working capital needs, various officers, members of management, employees and directors agreed to defer portions of their wages and sometimes various out-of-pocket expenses since 2011. As of March 31, 2021, and December 31, 2020, the Company owed $526,458 and $503,007, respectively, for such deferred wages and other expenses owed for other services which are included in the accrued expenses – related parties on the accompanying balance sheet.

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

At March 31, 2021 and December 31, 2020, the balance of the derivative liabilities was $0. It was determined at December 31, 2020 that the Preferred A shareholders having the majority vote, can agree to increase the number of authorized shares, if needed, to settle any convertible debt, and thus the liability is $0.

11. EQUITY

The Company has 10,000,000 shares of preferred stock authorized. From this pool the following preferred shares have been classified as:

Preferred Stock – Series A

During the year ended December 31, 2018, the Company authorized 1,000,000 of Series A preferred shares, which shares have voting rights equal to two-thirds of all the issued and outstanding shares of common stock, shall be entitled to vote on all matters of the corporation, and shall have the majority vote of the board of directors. The subject preferred stock lacks any dividend rights, does not have liquidation preference, and is not convertible into common stock. During the year ended December 31, 2018, the Company issued one million Series A preferred shares to certain officers and board members. The shares remain outstanding as of March 31, 2021.

At December 31, 2020 is was determined that the Preferred A shareholders having the majority vote, can agree to increase the number of authorized shares, if needed, to settle any convertible debt, and thus any derivative liabilities are not necessary to reserve for this.

Preferred Stock – Series B

During the year ended December 31, 2019, the Company authorized 10,000 shares of preferred stock to be designated available for Series B preferred shares that have a value of $1,000 each and are convertible into common shares at fixed price of $0.0025. Holders shall be entitled to receive, and the Company shall pay, dividends on shares of Series B Preferred Stock equal (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the Company’s Common Stock. No other dividends shall be paid on shares of Series B Preferred Stock, and they shall have no voting rights and have liquidation preference. During the year ended December 31, 2019, the Company issued 150 Series Preferred B shares and 30,000,000 warrants to an accredited investor for their financings for an aggregate value of $150,000.

During the period ended December 31, 2020, the Company issued 100 Series B preferred shares and 20,000,000 warrants to an accredited investor for their financings for an aggregate value of $50,000. The Series B preferred shares and warrants shall have a fixed conversion price equal to $0.0025 of common stock, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the Common Stock. The warrants are exercisable at a price of $0.0025 per share through March 2025. The Company considered the accounting effects of the existence of the conversion feature of the Series B Preferred Stock, and the issuance of warrants at the date of issuance. In accordance with the current accounting standards, the Company determined that it should account for the fair value of the conversion feature and relative fair value of the issued warrants (up to the face amount of the Series B Preferred Stock) as a deemed dividend of $50,000 and a charge to paid in capital.

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

During the period ended December 31, 2020, the Company issued 150 Series C preferred shares and 10,000,000 warrants to two accredited investors for their financings for an aggregate value of $150,000.

During the period ended March 31, 2021, the Company issued 425 Series C preferred shares and 14,166,667 warrants to four accredited investors for their financings for an aggregate value of $425,000. The Series C preferred shares and warrants shall have a fixed conversion price equal to $0.015 per share of common stock, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the Common Stock. The warrants are exercisable through April 2023. The Company considered the accounting effects of the existence of the conversion feature of the Series C Preferred Stock, and the issuance of warrants at the date of issuance. In accordance with the current accounting standards, the Company determined that it should account for the fair value of the conversion feature and relative fair value of the issued warrants (up to the face amount of the Series C Preferred Stock) as a deemed dividend of $425,000 and a charge to paid in capital.

During the period ended March 31, 2021, 150 Series C preferred shares were converted into 10,000,002 common shares, leaving the balance in the Series C preferred shares at 425.

Common Stock

During the period ending March 31, 2021, we issued 13,661,664 of common shares for converting $171,873 of debt and accrued interest.

During the period ending March 31, 2021, the Company issued 1,300,000 shares of its common stock to various consultants for services rendered, with a fair value of $61,750 based on the quoted market price of the shares at time of issuance.

During the period ended March 31, 2021, the Company issued 10,250,002 shares of common stock with a fair value of $153,275 at the date grant for financing costs.

During the period ended March 31, 2021, the Company issued 22,708,333 shares of common stock with a fair value of $56,771 at the date grant for the cashless conversion of 23,500,000 warrants.

During the period ended March 31, 2020, the Company issued 1,500,000 shares of common stock with a fair value of $23,600 at the date of grant for services.

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

A summary of the Company’s warrant activity and related information is provided below (the exercise price and the number of shares of common stock issuable upon the exercise of outstanding warrants have been adjusted to reflect a 1-for-75 reverse stock split.):

	Exercise Price $	Number of Warrants
Outstanding and exercisable at December 31, 2020	0.0025 – 0.011	50,500,000
Warrants exercised	0.0025	(23,500,000)
Warrants granted	0.015	14,166,667
Warrants expired	0.01	(250,000)
Outstanding and exercisable at March 31, 2021	0.0025 - 0.015	40,916,667

Stock Warrants as of March 31, 2021
Exercise	Warrants	Remaining	Warrants
Price	Outstanding	Life (Years)	Exercisable
$0.0025	16,500,000	3.89	16,500,000
$0.015	24,416,667	2.78	24,416,667

During the period ended March 31, 2021, the Company issued 22,708,333 shares of common stock with a fair value of $56,771 at the date grant for the cashless conversion of 23,500,000 warrants.

During the period ended March 31, 2021, 14,166,667 of the warrants issued in connection with the issuance of our preferred stock. The warrants have a 3-year term and have a strike price of $0.015.

The outstanding and exercisable warrants at March 31, 2021 had an intrinsic value of approximately $1,571,200.

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

The 2008 Plan provides for the issuance of a maximum of 7,000,000 shares, of which, after adjusting for estimated pre-vesting forfeitures and expired options, approximately 2,235,000 were available for issuance as of March 31, 2021.

No options were granted during the period ending March 31, 2021.

12. COMMITMENTS & CONTINGENCIES

Contingencies

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure you that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events. As of March 31, 2021, there were no pending or threatened litigation against the Company.

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

13. SUBSEQUENT EVENTS

On April 8, 2021, we issued 5,000,000 in warrants with a strike price of $0.015 and a 3-year term and 150 preferred Series C shares, to two investors as part of their Securities Purchase Agreement, for $150,000 in proceeds.

On April14, 2021, we issued 7,350,000 in restricted common stock to various consultants and advisors as part of their agreements.

May 12, 2021, we issued the remaining 3,000,000 common shares for the retirement of $75,000 in accrued interest. The was issued as equity in the form of common stock of 6,000,000 shares, 3,000,000 issued on March 4, 2021 and another 3,000,000 due after 45 days, which resulted in a total of $45,000 of accrued interest being settled and a gain on the settlement of debt of $65,700, and a loss on conversion of $131,736.

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

Global Trek Xploration is a California corporation which engages in the business of, design, development, manufacturing, and sales of health and safety wearable technology solutions. Utilizing Global Positioning Satellite (“GPS”), Cellular, Radio Frequency (“RF”), Near Field Communications (“NFC”), WiFi, and Bluetooth low energy (“BLE”) as core technologies for monitoring and tracking assets. GTX is vertically integrated and provides hardware, software, and connectivity, delivering a complete end to end location-based platform that enables subscribers to track in real time the whereabouts of people, pets, or high valued assets. Our proprietary GPS devices, which consist of a miniature quad-band General Packet Radio Service (“GPRS”) transceiver, custom antenna, circuitry, battery, and inductive charging pad can be customized and integrated into numerous form factors. The finished products are then placed or worn so that their location and movement can be monitored in real time over the Internet through our 24x7 tracking portal or on a web-enabled cellular telephone.

Many of our core products and services are supported by an intellectual property portfolio of patents, patents pending, registered trademarks, copyrights, URLs and a library of software source code, all of which is also managed by Global Trek.

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

Operations

The Company designs, develops, manufactures, sells, and distributes health and safety products and services, and other related medical supplies and equipment, through a global business to business (“B2B”) and business to consumer (“B2C”) network of resellers, affiliates, distributors, nonprofit organizations, local, state, and federal government agencies, police departments, manufacturers reps and retailers. Offering a variety of electronic and non-electronic devices and equipment, a proprietary Internet of things (“IoT”) enterprise monitoring platform and a licensing subscription business model. The Company provides a complete end to end solution of hardware, middleware, apps, connectivity, licensing, and professional services, letting our customers know where or how someone, or something, is at the touch of a button, delivering safety, security and peace of mind in real-time. Except for our military products and medical protective equipment, all of our consumer and enterprise tracking products funnel into the GTX Corp IoT monitoring platform which supports end user customers in over 35 countries. The Company is also in the business of licensing intellectual property and monetizing its patent portfolio.

Overview

As the Company mapped out its 2021 post pandemic course, we started to focus on selling down our remaining PPE inventory and gearing up for our Cat M1 LTE SmartSole launch. With businesses opening back up and overall general travel picking back up we maintained relatively strong product sales throughout the first quarter, especially with our rapid antibody test kits, and saw a 445% increase in product revenues and a 138% increase in total revenue compared to Q1 2020 with only a slight 5% increase in expenses. We added approximately 1,500 new customers, saw continued demand for our new SmartSoles with close to 200 pre orders to date, and grew our shareholder base by approximately 60% during Q1 2021. We reduced our debt by $165K, eliminated all of our variable priced convertible debt leaving only fixed price, low interest rate debt on the balance sheet and took on no new debt.

Since we cannot accurately predict how long the PPE business will remain in demand, and based on the current events and sales trends, we expect to be transitioning out of many PPE products over the coming months and focus on the strong sellers while ramping up for the launch of the new SmartSoles, NFC Blockchain platform and other medical wearables such as our hearing health products. The continued demand for PPE during Q1 2021 did enable us to maintain our cash flow, continue to add new customers, and expand our brand visibility.

During the first quarter 2021, we began finalizing the design phase of our next generation miniaturized GPS tracking device, which will utilize a host of new technologies, including CatM1, NB-IoT, enhanced Wifi, and Bluetooth, for better accuracy, faster location requests and less power consumption and started working on testing, certification and ordering parts and components in order to prepare for our launch. We also started working on a new version of our tracking app and new website. We also expanded our product offering under our hearing health product line and began the integration of Amazon Echo voice assisted capabilities into our backend portal.

Health & Safety, Track & Trace are the big buzz words that came out of 2020. Everyone wants to be safe and know where someone or something has been. We are hearing from many of our B2B customers and international distributors that they want more tracking solutions. So, a big part of Q1 was focused around development and making sure we got back on track to develop and launch new products that will meet the global demand throughout 2021 and beyond. We are exploring new partnerships and allocating resources for renewed research and development initiatives.

Results of Operations

The following discussion should be read in conjunction with our interim consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report.

Three Months Ended March 31, 2021 (“Q1 2021”) Compared to the Three Months Ended March 31, 2020 (“Q1 2020”)

	Three Months Ended March 31,
	2021		2020
	$	% of Revenues	$	% of Revenues

Product sales	172,333	75%	31,607	33%
Service income	58,188	25%	65,109	67%
IP royalties	-	0%	-	0%
Total revenues	230,521	100%	96,716	100%
Cost of products sold	112,095	49%	23,402	24%
Cost of service revenue	35,068	15%	11,236	12%
Cost of licensing revenue	-	0%	-	0%
Cost of goods sold	147,161	64%	34,638	36%
Gross profit	83,359	36%	62,078	64%

Operating expenses:
Wages and benefits	126,802	55%	160,900	166%
Professional fees	100,170	43%	45,941	48%
Sales and marketing expenses	9,936	4%	6,760	7%
General and administrative	48,051	21%	68,686	71%
Total operating expenses	284,959	124%	282,287	292%

Gain/(loss) from operations	(201,600)	-87%	(220,209)	-228%

Other (expense)/income, net	(88,829)	-39%	227,117	235%
Net income/(loss)	(290,429)	-126%	6,908	7%

Revenues

Revenues as a whole during Q1 2021 increased by 138% or $133,805 in comparison to Q1 2020 mostly as a direct result of the easing of the overall setbacks and the restrictive lockdowns due to COVID, which in turn brought about a reduction in IP and subscription revenues, however we still managed to grow our product revenues, grow our customer base, expand our product lines, maintain good profit margins, and reduced our general expenses. Product sales increased 445% or $140,726 in Q1 2021 in comparison to Q1 2020, which is attributable to our pivot in early March 2020 to expand our health and safety product line into the Personal Protective Equipment (“PPE”) business.

We increased our customer base by at least 1,684, or 1881% for the quarter ended March 31, 2021 compared to same period in 2020.

During the period ended March 31, 2021, the Company’s customer base and revenue streams were comprised of approximately 22.47% B2B (Wholesale Distributors and Enterprise Institutions), 77.05% B2C (consumers and government agencies who bought on the behalf of consumers, through our online ecommerce platform and through Amazon, Google and iTunes), 0% IP (our monetization campaign from consulting, licensing and asserting our patents) and 0.48% Military and Law Enforcement.

During the period ended March 31, 2020, the Company’s customer base and revenue streams were comprised of approximately 55.09% B2B (Wholesale Distributors and Enterprise Institutions), 44.91% B2C (consumers and government agencies who bought on the behalf of consumers, through our online ecommerce platform and through Amazon, Google and iTunes), 0% IP (our monetization campaign from consulting, licensing and asserting our patents) and 0% Military and Law Enforcement.

Cost of goods sold

Cost of goods sold increased by 325% or $112,524 during Q1 2021 in comparison to Q1 2020, primarily due to less IP and subscription revenues, which are high margin, to lower margin PPE revenues. As a result, total gross margin, decreased from 64% in fiscal 2020 to 36% in fiscal 2021.

Our overall gross margin was slightly lower this quarter, predominately because most of our revenues came from product sales which require competitive pricing, and that includes shipping charges. In order to be competitive with the major online retailers (many of them include free shipping) we had to reduce our shipping charges to be in line with competitors.

Typically, this is offsets with our high margin revenue such as subscriptions and licensing, which gives us a higher overall blended margin. We expect our margins to go back up once we start ramping up our subscriptions and licensing and sell more of our proprietary products like our SmartSoles, where we have no competition.

Wages and benefits

Wages and benefits during Q1 2021 decreased $34,099 or 21% as compared to Q1 2020, primarily on lower staffing expenses.

Professional fees

Professional fees consist of costs attributable to consultants and contractors who primarily spend their time on legal, accounting, product development, business development, corporate advisory services and shareholder communications. Such costs increased $54,229 or 118% during Q1 2021 as compared to Q1 2020. Even though some professional fees have decreased as more responsibilities were transferred from outside contractors and consultants to in-house personnel. Those fees related to investor relations and business development have increased due to new products lines and the impending release of the company’s updated SmartSole products.

Sales and marketing expenses

Sales and marketing expenses increased by 47% or $3,176 during Q1 2021 in comparison to Q1 2020. Primarily due to initiating a PPE campaign in order to target a larger customer base.

General and administrative

General and administrative costs during Q1 2021 decreased by $20,635 or 30% in comparison to Q1 2020 mostly due to reductions in depreciation and amortization, travel and entertainment expenses affected by COVID-19, and the stay-at-home mandates. We expect these numbers to increase as we ramp up our overall business after the COVID crisis.

Other income/(expense), net

Other expense, net decreased 139% or $315,947 from Q1 2021 to Q1 2020 primarily as a result of the gain of $65,700 from the forgiveness of accrued interest being offset by the loss on conversion of debt of $131,736 and non-cash financing and interest costs of 24,261.

Net income/(loss)

Net loss decreased by 4,304% or $297,337 from Q1 2021 to Q1 2020 primarily as a result of the loss on conversion of debt and the non-cash financing costs, as the loss from operations was down 8% from the prior year.

Liquidity and Capital Resources

As of March 31, 2021, we had $408,003 of cash and cash equivalents, and a working capital deficit of $2,393,849, compared to $76,912 of cash and cash equivalents and a working capital deficit of $2,894,105 as of December 31, 2020.

During the three months ended March 31, 2021, our net loss was $290,427 compared to a net profit was $6,908 for the three months ended March 31, 2020. Net cash used in operating activities for the three months of 2021 and the three months of 2020 was $76,730 and $165,670, respectively.

Net cash used in investing activities during the three months ended March 31, 2021 was $5,222 and consisted of proceeds totaling $1,258 received from the sale of marketable securities and $6,480 in developments cost assets.

Net cash used by financing activities during the three months ended March 31, 2021 was $413,043 and consisted of $11,957 in upon our lines of credit and a term loan, and $425,000 received from financings. During the three months ended March 31, 2020, net cash provided by financing activities was $8,325 and consists of proceeds totaling $2,500 received from the line of credit, $50,000 from financings as well as a $60,825 debt reduction payment on a Convertible Note. This reduction in additional financings is directly related to the Company not relying on convertible notes for financings, no new convertible notes issued, and the paying down of its debt in either the three months ended March 31, 2021 or March 31, 2020.

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

Until such time as our products and services can support our working capital requirement, we expect to continue to generate revenues from our other licenses, subscriptions, international distributors, hardware sales, professional services and new customers in the pipeline. However, the amount of such revenues is unknown and is not expected to be sufficient to fund our working capital needs. For our internal budgeting purposes, we have assumed that such revenues will not be sufficient to fund all of our planned operating and other expenditures during 2021. In addition, our actual cash expenditures may exceed our planned expenditures, particularly if we invest in the development of improved versions of our existing products and technologies, and if we increase our marketing expenses. Accordingly, we anticipate that we will have to continue to raise additional capital in order to fund our operations in 2021. No assurance can be given that we will be able to obtain the additional funding we need to continue our operations.

In order to continue funding our growth, IP and working capital needs and new product development costs, during the first quarter of 2021 we continued to draw down on our credit line to fund purchase orders. However, no assurance can be given that the investor will provide the funding, if and when requested by us.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has stockholders’ deficit of $2,598,550 and negative working capital of $2,393,850 as of March 31, 2021 and used cash in operations of $76,730 during the current period then ended. A significant part of our negative working capital position at March 31, 2021 consisted of $751,515, of amounts due to various accredited investors of the Company for convertible promissory notes, loans and a letter of credit. The Company anticipates further losses in the development of its business. Please see the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2020 for more information regarding risks associated with our business.

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

Critical Accounting Policies and Estimates

There are no material changes to the critical accounting policies and estimates described in the section entitled “Critical Accounting Policies and Estimates” under Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

These are not all of the risks associated with the Company and must be used in conjunction with those disclosed in the most recent December 31, 2020 10K filing.

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

On January 26, 2021, we issued 2,066,667 in shares of common stock to an investor who converted their preferred C shares at a strike price of $0.015.

On January 26, 2021, an investor converted 7,000,000 of warrants into 6,805,556 shares of common stock at a strike of $0.0025.

On January 26, 2021, an investor converted 6,500,000 of warrants into 6,319,444 shares of common stock at a strike of $0.0025.

On January 27, 2021, we issued 2,666,667 in shares of common stock to an investor who converted their preferred C shares at a strike price of $0.015.

On January 27, 2021, we issued 790,968 in shares of common stock to an investor for converting $35,000 in debt from a convertible note that was issued in the fourth quarter of 2018.

On February 2, 2021, we issued 3,273,704 in shares of common stock to an investor for converting $22,981.39 in debt from three convertible notes that was issued in the fourth quarter of 2017 and first quarter of 2018.

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

On February 8, 2021, we issued an additional 1,328,061 in shares of common stock to an investor related to the conversion of $35,000 on January 27, 2021 in debt from a convertible note that was issued in the fourth quarter of 2018.

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

March 4, 2021, we retired $75,000 in accrued interest and issued equity in the form of common stock of 6,000,000 shares, 3,000,000 issued on March 3, 2021 and another 3,000,000 due in 45 days, which resulted in a gain on the settlement of debt of $65,700.

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

GTX CORP

Date: May 17, 2021	By:	/s/ ALEX MCKEAN
Alex McKean,
Chief Financial Officer (Principal Financial Officer)

Date: May 17, 2021	By:	/s/ PATRICK BERTAGNA
Patrick Bertagna,
Chief Executive Officer

