Form 10-Q
period 2021-06-30
GTX CORP
filed 2021-08-16
CIK 1375793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 214,702,481 common shares issued and outstanding as of August 16, 2021.

GTX CORP AND SUBSIDIARIES

For the quarter ended June 30, 2021

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

GTX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$429,013	$76,912
Accounts receivable, net	55,567	40,484
Inventory	112,870	114,137
Investment in marketable securities	3,590	4,166
Other current assets	179,981	54,593
Total current assets	781,021	290,292

Property and equipment, net	70,650	7,878

Total assets	$851,671	$298,170

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$167,108	$182,610
Accrued expenses	271,600	327,293
Accrued expenses, related parties	900,355	839,810
Deferred revenues	31,400	37,350
Short-term debt – line of credit	7,000	21,715
Convertible promissory notes, past due	688,000	840,673
Convertible notes, related parties	884,546	884,546
Notes payable	44,150	50,400
Total current liabilities	2,994,159	3,184,397

Long-term debt - CARE loan	217,870	217,870

Total liabilities	3,212,029	3,402,267

Commitments and contingencies

Stockholders’ deficit:
Preferred stock series A, $0.001 par value; 1,000,000 shares authorized; 1,000,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	100	100
Preferred stock series B, $0.001 par value; 10,000 shares authorized, 204 and 250 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	1	1
Preferred stock series C, $0.001 par value; 1,000 shares authorized, 675 and 150 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	1	-
Common stock, $0.0001 par value; 2,071,000,000 shares authorized; 214,702,481 and 138,032,482 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	21,470	13,803
Additional paid-in capital	23,016,911	21,059,925
Accumulated deficit	(25,398,841)	(24,177,926)
Total stockholders’ deficit	(2,360,358)	(3,104,097)
Total liabilities and stockholders’ deficit	$851,671	$298,170

See accompanying notes to condensed consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Product sales	$112,656	$422,333	$284,989	$453,940
Service income	46,947	49,814	105,135	114,923
IP royalties	-	-	-	-
Total revenues	159,603	472,147	390,124	568,863

Cost of products sold	29,959	167,568	142,054	190,970
Cost of other revenue	18,360	83,271	53,427	94,507
Cost of licensing revenue	-	-	-	-
Total cost of goods sold	48,319	250,839	195,481	285,477

Gross margin	111,284	221,308	194,643	283,386

Operating expenses:
Wages and benefits	120,160	163,185	246,962	324,085
Professional fees	97,790	115,140	197,960	161,081
Sales and marketing expenses	59,802	6,389	69,738	13,149
General and administrative	41,650	11,340	89,701	80,026

Total operating expenses	319,402	296,054	604,361	578,341

Income/(loss) from operations	(208,118)	(74,746)	(409,718)	(294,955)

Other income/(expenses):
Gain/(loss) on conversion of convertible notes	-	91,782	(66,036)	129,261
Gain/(loss) on marketable securities	(1,086)	598	682	92,471
Change in fair value of derivative	-	14,000	-	152,586
Interest imputed on related party notes	(30,705)	-	(30,705)	-
Interest expense and financing costs	(15,579)	(8,372)	(40,138)	(49,193)

Total other income/(expenses)	(47,370)	98,008	(136,197)	325,125)

Net income/(loss)	(255,488)	23,262	(545,915)	30,170

Deemed dividend to series-B preferred stockholders	-	(100,000)	-	(100,000)
Deemed dividend to series-C preferred stockholders	(250,000)	-	(675,000)	(150,000)

Net income/(loss) attributable to common shareholders	$(505,488)	$(76,738)	$(1,220,915)	$(219,830)

Weighted average number of common shares outstanding - basic and diluted	204,836,548	98,222,706	184,573,105	87,133,416

Net income/(loss) per common share - basic and diluted	$0.00	$0.00	$0.00	$0.00

See accompanying notes to condensed consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Three Months Ended June 30, 2021 and June 30, 2020 (Unaudited)

For the Three Months Ended June 30, 2021 (Unaudited)

	Series A Preferred		Series B Preferred		Series C Preferred		Common Shares		Additional
	Shares		Shares		Shares		Shares		Paid-In	Accumulated	Equity
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Deficit	(Deficit)
Balance March 31, 2021	1,000,000	$100	250	$1	425	$-	185,952,481	$18,595	$22,276,107	$(24,893,353)	$(2,598,550)
Issuance of common stock for services	-	-	-	-	-	-	7,350,000	735	175,665	-	176,400
Loss on stock compensation	-	-	-	-	-	-	-	-	14,075	-	14,075
Issuance of common stock for conversion of debt	-	-	-	-	-	-	3,000,000	300	22,200	-	22,500
Issuance of preferred stock for financings	-	-	-	-	250	1	-	-	249,999	-	250,000
Issuance of common stock for the conversion of preferred shares	-	-	(46)	-	-	-	18,400,000	1,840	(1,840)	-	-
Deemed dividend on fair value of warrants & conversion feature	-	-	-	-	-	-	-	-	250,000	(250,000)	-
Imputed interest – related parties	-	-	-	-	-	-	-	-	30,705	-	30,705
Net income (loss)	-	-	-	-	-	-	-	-	-	(255,488)	(255,488)
Balance June 30, 2021	1,000,000	$100	204	$1	675	$1	214,702,481	$21,470	$23,016,911	$(25,398,841)	$(2,360,358)

The accompanying notes are an integral part of these consolidated financial statements.

For the Three Months Ended June 30, 2020 (Unaudited)

	Series A Preferred		Series B Preferred		Series C Preferred		Common Shares		Additional
	Shares		Shares		Shares		Shares		Paid-In	Accumulated	Equity
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Deficit	(Deficit)
Balance March 31, 2020	1,000,000	$100	200	$1	-	$-	80,101,587	$8,010	$20,107,613	$(23,602,611)	$(3,486,887)
Issuance of common stock for services	-	-	-	-	-	-	9,000,000	900	133,100	-	134,000
Issuance of common stock for conversion of debt	-	-	-	-	-	-	23,250,532	2,325	108,631	-	110,956
Fair value of warrants issued for services	-	-	-	-	-	-	-	-	3,793	-	3,793
Issuance of preferred stock for financings	-	-	50	-	150	-	-	-	200,000	-	200,000
Deemed dividend on fair value of warrants & conversion feature	-	-	-	-	-	-	-	-	200,000	(200,000)	-
Fair value of retention bonus shares	-	-	-	-	-	-	-	-	8,021	-	8,021
Net income (loss)	-	-	-	-	-	-	-	-	-	23,262	23,262
Balance June 30, 2020	1,000,000	$100	250	$1	150	$-	112,352,119	$11,235	$20,761,158	$(23,779,349)	$(3,006,855)

The accompanying notes are an integral part of these consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Six Months Ended June 30, 2021 and June 30, 2020 (Unaudited)

For the Six Months Ended June 30, 2021 (Unaudited)

	Series A Preferred		Series B Preferred		Series C Preferred		Common Shares		Additional
	Shares		Shares		Shares		Shares		Paid-In	Accumulated	Equity
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Deficit	(Deficit)
Balance December 31, 2020	1,000,000	$100	250	$1	150	$-	138,032,482	$13,803	$21,059,925	$(24,177,926)	$(3,104,097)
Issuance of common stock for services	-	-	-	-	-	-	8,650,000	865	237,285	-	238,150
Loss on stock compensation	-	-	-	-	-	-	-	-	14,075	-	14,075
Issuance of common stock for conversion of debt	-	-	-	-	-	-	16,661,660	1,666	192,707	-	194,373
Issuance of preferred stock for financings	-	-	-	-	675	1	-	-	674,999	-	675,000
Issuance of common stock for financings	-	-	-	-	-	-	250,000	25	3,250	-	3,275
Issuance of common stock for the conversion of warrants	-	-	-	-	-	-	22,708,335	2,271	(2,271)	-	-
Issuance of common stock for the conversion of preferred shares	-	-	(46)	-	(150)	-	28,400,004	2,840	(2,840)	-	-
Loss on shares issued for conversion of debt									131,736		131,736
Deemed dividend on fair value of warrants & conversion feature	-	-	-	-	-	-	-	-	675,000	(675,000)	-
Imputed interest – related parties	-	-	-	-	-	-	-	-	30,705	-	30,705
Inpixon loan reduction correction	-	-	-	-	-	-	-	-	2,340	-	2,340
Net income (loss)	-	-	-	-	-	-	-	-	-	(545,915)	(545,915)
Balance June 30, 2021	1,000,000	$100	204	$1	675	$1	214,702,481	$21,470	$23,016,911	$(25,398,841)	$(2,360,358)

The accompanying notes are an integral part of these consolidated financial statements.

For the Six Months Ended June 30, 2020 (Unaudited)

	Series A Preferred		Series B Preferred		Series C Preferred		Common Shares		Additional
	Shares		Shares		Shares		Shares		Paid-In	Accumulated	Equity
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Deficit	(Deficit)
Balance December 31, 2019	1,000,000	$100	150	$1	-	$-	71,419,795	$7,142	$19,954,738	$(23,559,519)	$(3,597,538)
Issuance of common stock for services	-	-	-	-	-	-	10,500,000	1,050	156,550	-	157,600
Issuance of common stock for conversion of debt	-	-	-	-	-	-	30,432,324	3,043	130,035	-	133,078
Issuance of preferred stock for financings	-	-	100	-	150	-	-	-	250,000	-	250,000
Fair value of warrants issued for services	-	-	-	-	-	-	-	-	3,793	-	3,793
Fair value of retention bonus shares									16,042		16,042
Deemed dividend	-	-	-	-	-	-	-	-	250,000	(250,000)	-
Net income	-	-	-	-	-	-	-	-	-	30,170	30,170
Balance June 30, 2020	1,000,000	$100	250	$1	150	$-	112,352,119	$11,235	$20,761,158	$(23,779,349)	$(3,006,855)

See accompanying notes to condensed consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income / (loss)	$(545,915)	$30,170
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Depreciation and amortization	1,728	13,151
Loss on marketable securities	(682)	(92,471)
Stock based compensation	252,225	157,600
Change in fair value of derivative	-	(152,586)
Repatriation of retention bonus shares	-	16,042
(Gain)/loss on the settlement of debt and accrued interest	66,036	(129,261)
Fair value of warrants issued for service	2,340	3,793
Interest and financing costs	43,413	49,250
Imputed interest on related party notes	30,705	-
Changes in operating assets and liabilities:
Accounts receivable	(15,083)	8,856
Inventory	1,267	(184,213)
Other current and non-current assets	(125,388)	(132,864)
Accounts payable and accrued expenses	15,148	(86,358)
Accrued expenses - related parties	67,088	93,094
Deferred revenues	(5,950)	(28,422)

Net cash used in operating activities	(243,364)	(434,219)

Cash flows from investing activities
PP&E purchases	(64,500)	-
Proceeds from the sale of marketable securities	1,258	146,201

Net cash provided by / (used in) investing activities	(63,242)	146,201

Cash flows from financing activities
Proceeds from CARE loans	-	227,870
Proceeds from line of credit	-	139,319
Proceeds from issuance of preferred stock	675,000	250,000
Payments on debt	(16,293)	(204,938)

Net cash provided by financing activities	658,707	412,251

Net change in cash and cash equivalents	352,101	124,233

Cash and cash equivalents, beginning of period	76,912	125,200

Cash and cash equivalents, end of period	$429,013	$249,433

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$531	$9,219

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock for conversion of debt and interest	$194,373	$133,078
Deemed dividend	$675,000	$-
Conversion of preferred stock to common stock	$2,841	$-

See accompanying notes to condensed consolidated financial statements.

GTX CORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of GTX have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included. Our operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2020, which are included in our Annual Report on Form 10-K.

The accompanying consolidated financial statements reflect the accounts of GTX Corp and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has a stockholders’ deficit of $2,360,358 and negative working capital of $2,213,138 as of June 30, 2021 and used cash in operations during the period then ended of $241,574. The Company anticipates further losses in the development of its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan until such time as revenues and related cash flows are sufficient to fund our operations.

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

IP Licensing Revenue

Licensing revenue recorded by the Company relates exclusively to the Company’s License and Partnership agreement with Inventergy which provides for ongoing royalties based on monetization of IP licenses. The Company recognizes revenue for royalties under ASC 606, which provides revenue recognition constraints by requiring the recognition of revenue at the later of the following: 1) sale or usage of the products or 2) satisfaction of the performance obligations. The Company has satisfied its performance obligations and therefore recognizes licensing revenue when the sales to which the license(s) relate are completed. During the period ended June 30, 2021 and June 30, 2020, the Company did not recognize any licensing revenue.

Disaggregation of Net Sales

The following table shows the Company’s disaggregated net sales by product type:

	June 30, 2021	June 30, 2020
Product sales	$284,989	$453,940
Service income	105,135	114,923
IP and consulting income	-	-
Total	$390,124	$568,863

The following table shows the Company’s disaggregated net sales by customer type:

	June 31, 2021	June 31, 2020
B2B	$98,184	$427,879
B2C	290,823	140,984
Military	1,117	-
IP	-	-
Total	$390,124	$568,863

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

For the six months ended June 30, 2021, the Company had three customers representing approximately 80%, 7% and 2% of sales, respectively, and three customers representing approximately 22%, 19% and 9% of total accounts receivable, respectively (of the 80% of sales, this represents all sales made through our online store and consists of approximately 2,000+ different customers).

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

Marketable Securities

The Company’s securities investments that are acquired and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value based on quoted market price (level 1) on the balance sheet in current assets, with the change in fair value during the period included in earnings. As of June 30, 2021 and December 31, 2020 the fair value of our investment in marketable securities was $3,590 and $4,166.

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

At June 30, 2021 and December 31, 2020, the balance of the derivative liabilities was $0. It was determined at December 31, 2020 that the Preferred A shareholders having the majority vote, can agree to increase the number of authorized shares, if needed, to settle any convertible debt, and thus the liability is $0.

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

	June 30,
	2021	2020
Warrants	49,250,001	55,750,000
Preferred B shares	13,600,000	16,666,667
Preferred C shares	270,000,000	60,000,000
Conversion shares upon conversion of notes	32,783,333	45,757,746
Total	365,633,334	178,174,413

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

As of December 31, 2020, the Company owned 42,500 shares of Inventergy Global, Inc. common stock with a fair value of $1,275. The Company was able to obtain observable evidence that the investment had a market value of $0.02 per share, or an aggregate value of $850 for the same period ended June 30, 2021. As such, the Company recorded a change in market value during the three months ended June 30, 2021, of $425 in its statement of operations.

In June 2019, the Company acquired 22,222 shares of Inpixon’s restricted common stock (after giving effect to a 1:45 stock split) valued at $634,000. As of December 31, 2019, after the sale of 10,889 Inpixon shares, the Company owned 11,333 Inpixon shares with a fair value of $58,374. During the period ended March 31, 2020, the Company sold 8,500 of its Inpixon shares for total proceeds of $146,201 and recognized a gain from the sale of these shares of $102,420. During the six months ended June, 2021, the Company sold 834 shares of its Inpixon shares for total proceeds of $1,334 and recognized a gain from the sale of these shares of $1,258.

As of December 31, 2020, the Company owned 2,834 shares of Inpixon common stock with a fair value of $2,400. On January 22, 2021, the Company sold 834 shares of its Inpixon shares for total proceeds of $1,334 and recognized a gain from the sale of these shares of $1,258. The Company was able to obtain observable evidence that the remaining 2,000 shares of Inpixon securities had a market value of $1.17 per share or an aggregate value of $2,340 as of June 30, 2021. As such, the Company recorded a change in market value during the six months ended June 30, 2021, of $151 in its statement of operations.

4. INVENTORY

Inventories consist of the following:

	June 30, 2021	December 31, 2020
Raw materials	$525	$9
Finished goods	112,345	114,128
Total Inventories	$112,870	$114,137

5. PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	June 30, 2021	December 31, 2020
Software	$25,890	$25,890
Website development	91,622	91,622
Software development	359,251	294,751
Equipment	1,750	1,750
Less: accumulated depreciation	(407,863)	(406,135)
Total property and equipment, net	$70,650	$7,878

Depreciation expense for the period ended June 30, 2021 and 2020 was $1,728 and $8,151, respectively, and is included in general and administrative expenses.

6. NOTES PAYABLE

The following table summarizes the components of our short-term borrowings:

	March 31, 2021	December 31, 2020
(a) Term loan	$-	$400
(b) Term loan	44,150	50,000
(c) Revolving line of credit	7,000	22,000
(d) Revolving line of credit	-	(285)
Total	$51,150	$72,115

(a) Term loan

In 2015, the Company entered into an unsecured term loan agreement with a third party for an aggregate principal balance of $200,000 at an interest rate of 14% per annum, with the interest adjusted as of December 2019 to 8.5%. The term loan became due on April 14, 2017 and as such, currently past due. At December 31, 2020, balance of the term loan was $400. During the three months ended March 31, 2021, we settled the balance on the term loan for 6,000,000 shares of common stock to settle the balance. This was broken into two parts, 3,000,000 due immediately and the other 3,000,000 due 45 days thereafter. We issued the first 3,000,000 shares of common stock to convert $22,500 of interest on the term loan, resulting in a gain on the forgiveness of accrued interest of $65,700 and a loss on the conversion of $131,375. The Company also paid down in cash the principal balance by $400, which brought the principal balance outstanding on the term loan as of March 31, 2021 to be $0. The remaining $22,500 in accrued interest was converted on May 12, 2021 with the issuance of the second 3,000,000 common shares. As of June 30, 2021, this loan has been completed satisfied.

(b) Term loan

In September of 2019, the Company entered into an unsecured term loan agreement with a third party for an aggregate principal balance of $50,000 at an interest rate of 5% per annum in relation to an Asset Purchase Agreement. The term loan becomes due on December 31, 2021.

The Company reached an agreement with the lender to apply sublet space the lender uses in the Company office and apply those payments against the term loan balance. The monthly credit of $585 has been applied to seven (10) months or a total of $5,850 of the loan through the six months ended June 30, 2021, and thus the principal balance outstanding on the note as of June 30, 2021 and December 31, 2020 was $44,150 and $50,000, respectively, and accrued interest of $3,730 as of June 30, 2021.

(c) Lines of Credit

The Company obtained a revolving line of credit agreement with an accredited investor of $500,000 during 2018. There were three borrowings against the line as of December 31, 2018 for aggregate borrowings of $65,000 and two borrowing in 2019 for $65,000 for a total of $130,000. During the period ended December 31, 2020, the Company repaid $76,000 in principal and all of its accrued interest of $4,204, resulting in a balance due of $22,000 as of December 31, 2020. During the period ended June 30, 2021, the Company repaid $15,000 in principal and all of its interest of $531, as incurred, resulting in a balance due of $7,000 as of June 30, 2021.

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

(d) Line of Credit

The Company also has an unsecured line of credit, guaranteed by its CEO, with its business bank, Union Bank, whereby funds can be borrowed at a revolving adjustable rate of 2 points over prime, currently 3.25%, with a max borrowing amount of $100,000. The balance at December 31, 2020 was $(285) while during the period ended June 30, 2021 the Company was advanced a total of $0 of the balance. As such the balance outstanding as of June 30, 2021 is 0.

7. CONVERTIBLE PROMISSORY NOTES – PAST DUE

As of June 30, 2021 and December 31, 2020, the Company had a total of $688,000 and $840,673, respectively, of outstanding convertible notes payable, which consisted of the following:

	June 30, 2021	December 31, 2020
a) Convertible Notes – with fixed conversion terms	$688,000	$713,750
b) Convertible Notes – with variable conversion	-	126,923
Total convertible notes, net of debt discount	$688,000	$840,673

a)	Included in Convertible Notes - with fixed conversion terms, are loans provided to the Company from various investors These notes carry simple interest rates ranging from 0% to 14% per annum and with terms ranging from 1 to 2 years. In lieu of the repayment of the principal and accrued interest, the outstanding amounts are convertible, at the option of the note holder, generally at any time on or prior to maturity and automatically under certain conditions, into the Company’s common shares at $0.015 to $0.30 per share. These notes became due in 2017 and prior, and are currently past due.

At December 31, 2020, balance of the convertible notes was $713,750. During the six months ended June 30, 2021, we issued 1,616,667 shares of common stock to convert $24,250 and issued an additional 250,000 shares of common stock as bonus shares due on of these outstanding convertible notes for a value of $3,750. Additionally, we paid down $1,500 of the debt with cash. As of June 30, 2021, the balance of the outstanding convertible notes was $688,000. These notes are currently past due.

b)	Convertible notes payable with principal balance of $0 as of June 30, 2021 consisted of loans provided to the Company from various investors. These notes are non-interest bearing and with terms ranging from 1 to 2 years. In lieu of the repayment of the principal and accrued interest, the outstanding amounts are convertible, at the option of the note holder, generally at any time on or prior to maturity and automatically under certain conditions, into the Company’s common shares at 60% of the lowest trading price in the prior 30 days. The Company determined that since the conversion floor of these notes had no limit to the conversion price, the Company could no longer determine if it had enough authorized shares to fulfil its conversion obligation. As such, pursuant to current accounting guidelines, the Company determined that the conversion feature of these notes created a derivative at the date of issuance which was recorded as a valuation discount that was fully amortized as of December 31, 2020. At December 31, 2020, the balance of the loans was $126,923. During the six months ended June 30, 2021 the balance of all the notes had been converted and fulfilled. As explained in Note 11, there is no derivative liability needed for the balance remaining on these variable notes, as the common stock shares will be increased as needed.

8. CARE Loans

	June 30, 2021	December 31, 2020
a) PPP loan	$67,870	$67,870
b) EIDL loan	150,000	150,000
Total CARE loans	$217,870	$217,870

Paycheck Protection Program Loan

On April 30, 2020, the Company executed a note (the “PPP Note”) for the benefit of MUFG Union Bank, NA (the “Lender”) in the aggregate amount of $67,870 under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The PPP is administered by the U.S. Small Business Administration (the “SBA”). The interest rate of the loan is 1.00% per annum and accrues on the unpaid principal balance computed on the basis of the actual number of days elapsed in a year of 360 days. Commencing seven months after the effective date of the PPP Note, GTX is required to pay the Lender equal monthly payments of principal and interest as required to fully amortize any unforgiven principal balance of the loan by the two-year anniversary of the effective date of the PPP Note (the “Maturity Date”). The Maturity Date can be extended to five years if mutually agreed upon by both the Lender and GTX. The PPP Note contains customary events of default relating to, among other things, payment defaults, making materially false or misleading representations to the SBA or the Lender, or breaching the terms of the PPP Note. The occurrence of an event of default may result in the repayment of all amounts outstanding under the PPP Note, collection of all amounts owing from GTX, or filing suit and obtaining judgment against GTX. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. Recent modifications to the PPP by the U.S. Treasury and Congress have extended the time period for loan forgiveness beyond the original eight-week period, making it possible for GTX to apply for forgiveness of its PPP loan. No assurance can be given that GTX will be successful in obtaining forgiveness of the loan in whole or in part. As of June 30, 2021 the Company has not made any payments on the loan due to the fact that GTX has applied for the $45,000 loan forgiveness program adjustment, for which the Company has not received a new balance payment schedule.

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

During 2020, management elected to reduce the 10% annual interest rate to 3% because of the affects COVID-19 had on the U.S. economy. As such, on June 30, 2021 interest of $30,705 is considered imputed and is recorded as interest expense.

As of June 30, 2021 and December 31, 2020, the outstanding balance on the convertible promissory notes was $884,546. As of June 30, 2021 and December 31, 2020, interest of $262,261 and $249,102 respectively, is deferred on the above notes and included in accrued expenses to related parties.

Accrued wages and costs - In order to preserve cash for other working capital needs, various officers, members of management, employees and directors agreed to defer portions of their wages and sometimes various out-of-pocket expenses since 2011. As of June 30, 2021, and December 31, 2020, the Company owed $549,945 and $503,007, respectively, for such deferred wages and other expenses owed for other services which are included in the accrued expenses – related parties on the accompanying balance sheet.

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

At June 30, 2021 and December 31, 2020, the balance of the derivative liabilities was $0. It was determined at December 31, 2020 that the Preferred A shareholders having the majority vote, can agree to increase the number of authorized shares, if needed, to settle any convertible debt, and thus the liability is $0.

11. EQUITY

The Company has 10,000,000 shares of preferred stock authorized. From this pool the following preferred shares have been classified as:

Preferred Stock – Series A

During the year ended December 31, 2018, the Company authorized 1,000,000 of Series A preferred shares, which shares have voting rights equal to two-thirds of all the issued and outstanding shares of common stock, shall be entitled to vote on all matters of the corporation, and shall have the majority vote of the board of directors. The subject preferred stock lacks any dividend rights, does not have liquidation preference, and is not convertible into common stock. During the year ended December 31, 2018, the Company issued one million Series A preferred shares to certain officers and board members. The shares remain outstanding as of June 30, 2021.

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

During the period ended June 30, 2021, 46 Series B preferred shares were converted into 18,400,000 common shares, leaving the balance in the Series B preferred shares at 204.

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

During the period ended June 30, 2021, the Company issued 675 Series C preferred shares and 20,500,001 warrants to four accredited investors for their financings for an aggregate value of $675,000. The Series C preferred shares and warrants shall have a fixed conversion price equal to $0.04 per share of common stock, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the Common Stock. The warrants are exercisable through April 2023. The Company considered the accounting effects of the existence of the conversion feature of the Series C Preferred Stock, and the issuance of warrants at the date of issuance. In accordance with the current accounting standards, the Company determined that it should account for the fair value of the conversion feature and relative fair value of the issued warrants (up to the face amount of the Series C Preferred Stock) as a deemed dividend of $675,000 and a charge to paid in capital.

During the period ended June 30, 2021, 150 Series C preferred shares were converted into 10,000,004 common shares, leaving the balance in the Series C preferred shares at 675 within the terms, so no gain or loss.

Common Stock

During the period ending June 30, 2021, we issued 16,661,664 of common shares for converting $194,373 of debt and accrued interest.

During the period ending June 30, 2021, the Company issued 8,650,000 shares of its common stock to various consultants for services rendered, with a fair value of $252,225 based on the quoted market price of the shares at time of issuance.

During the period ended June 30, 2021, the Company issued 28,650,004 shares of common stock with a fair value of $199,275 at the date grant for financing costs.

During the period ended June 30, 2021, the Company issued 22,708,333 shares of common stock with a fair value of $56,771 at the date grant for the cashless conversion of 23,500,000 warrants.

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

A summary of the Company’s warrant activity and related information is provided below (the exercise price and the number of shares of common stock issuable upon the exercise of outstanding warrants have been adjusted to reflect a 1-for-75 reverse stock split.):

	Exercise Price $	Number of Warrants
Outstanding and exercisable at December 31, 2020	0.0025 – 0.01	50,500,000
Warrants exercised	0.0025	(23,500,000)
Warrants granted	0.04	22,500,001
Warrants expired	0.01	(250,000)
Outstanding and exercisable at June 30, 2021	0.0025 - 0.04	49,250,001

Stock Warrants as of June 30, 2021
Exercise	Warrants	Remaining	Warrants
Price	Outstanding	Life (Years)	Exercisable
$0.0025	16,500,000	3.64	16,500,000
$0.015	10,250,000	2.59	10,250,000
$0.04	22,500,001	3.28	22,500,001

During the period ended June 30, 2021, the Company issued 22,708,333 shares of common stock with a fair value of $56,771 at the date grant for the cashless conversion of 23,500,000 warrants.

During the period ended June 30, 2021, 25,500,001 of the warrants issued in connection with the issuance of our preferred stock. The warrants have a 3-year term and have a strike price of $0.04.

The outstanding and exercisable warrants at June 30, 2021 had an intrinsic value of approximately $940,675.

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

The 2008 Plan provides for the issuance of a maximum of 7,000,000 shares, of which, after adjusting for estimated pre-vesting forfeitures and expired options, approximately 2,235,000 were available for issuance as of June 30, 2021.

No options were granted during the period ending June 30, 2021.

12. COMMITMENTS & CONTINGENCIES

Contingencies

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure you that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events. As of June 30, 2021, there were no pending or threatened litigation against the Company.

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

N/A

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

Overview

During the second quarter 2021, we finalized the hardware design of our next generation miniaturized GPS tracking device, which will utilize a host of new technologies, including CatM1, NB-IoT, enhanced Wifi, and Bluetooth, for better accuracy, faster location requests and less power consumption. We then started testing with our wireless partners both in the U.S. and in Europe and deployed a lot of resources into finalizing our firmware in preparation for production.

Due to the global chip shortage and continuing supply chain delays, we began ordering components in Q1 and finished ordering all of our components during the second quarter of 2021. Many of our suppliers had over 20-week lead times or very high minimum order quantities (“MOQ”), but we are happy to report that we did manage to order enough components and receive all of them for our first production run and still have enough components on order for several more production runs. All in all, due to a multitude of factors which we do not control, it has been very difficult and slow to get us to this point, however we are confident and expect to launch in the third quarter, barring any unforeseen issue with certification.

The testing so far is very promising, and we believe this will be our best device in over a decade. The amount of engineering and testing that went into this development has been far more extensive than any other device we have built in the past. The silver lining behind the delays, gave us an opportunity to test a lot more than usual and experiment with different components, which so far is yielding very favorable results. One example is we are seeing consistent results with 3-5 days of battery life, which is a 200% improvement over our previous device.

On the business development front, we signed several collaboration agreements and have begun working with our partners on developing new products in the tracking, biometrics, and block chain arena. We signed agreements with Tulsa labs, Portum and GBT Technologies. We are still in the early stage of exploring different concepts, but we are making some progress and expect to have a more detailed roadmap by the end of the third quarter.

At the end of the first quarter, we stated we could not accurately predict how long the Personal Protection Equipment (“PPE”) business would remain in demand, and based on the current events and sales trends, we expected to be transitioning out of many PPE products over the coming months only focusing on the strong sellers while ramping up for the launch of the new SmartSoles, NFC Blockchain platform and other medical wearables. Our position at the end of the second quarter 2021 is the same, however we are now seeing a significant uptick in PPE demand due to the rising number of new COVID cases, the rapid spread of the Delta variant, new CDC mask guidelines and back to school mask mandates for k-12. All of this has spurred on new demand which we are responding to quickly. This could be a temporary three or four-week window or could perhaps last longer, either way we are restarting our mask and other PPE marketing efforts and bringing in more inventory to meet the new demand. The continued demand for PPE will enable us to maintain our cash flow, continue to add new customers, and expand our brand visibility, while we prepare for the new SmartSole launch. The cross-marketing pollination is actually working out very well for us, many of our B2B prospects for our tracking solutions such as Schools, assisted living facilities and government institutions are now also actively buying PPE again.

During the second quarter 2021, we took a closer look at our marketing and outreach campaigns and because schools or assisted living facilities could potentially buy both PPE and tracking solutions from us, we ramped up our domestic B2B outreach programs and increased our marketing budget which we expect will generate more B2B U.S. sales in the second half of 2021.

In the second quarter 2021, we did see a drop in overall revenues primarily due to a reduction in consumer PPE demand as COVID restrictions were lifted, coupled with not finalizing inventory purchases for the NextGen GPS SmartSoles. Between having completely sold out of our last version of the SmartSole in Q1 and expecting to have the new version ready by Q2 and having to deal with the worldwide global chip shortage and supply chain delays, we were not able make any more of the previous versions of the SmartSole to meet demand during this transition period. We have however received hundreds of SmartSole pre-orders that will sell out our first production run. As of right now, we are oversold, and even though we continue to receive pre-orders daily, we will most likely maintain a backlog until early 2022, which is when Qualcomm executives expect the chip shortage to be over and see supply chains come back to normal.

On the balance sheet front, we continued to reduce our debt and outstanding payables, took on no new debt and pre-paid for a lot of component inventory for our SmartSoles.

Results of Operations

The following discussion should be read in conjunction with our interim consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report.

Three Months Ended June 30, 2021 (“Q2 2021”) Compared to the Three Months Ended June 30, 2020 (“Q2 2020”)

	Three Months Ended June 30,
	2021		2020
	$	% of Revenues	$	% of Revenues

Product sales	112,656	71%	422,333	89%
Service income	46,947	29%	49,814	11%
IP royalties	-	0%	-	0%
Total revenues	159,603	100%	472,147	100%
Cost of products sold	29,959	19%	167,568	35%
Cost of service revenue	18,360	12%	83,271	18%
Cost of licensing revenue	-	0%	-	0%
Cost of goods sold	48,319	30%	250,839	53%
Gross profit	111,284	70%	221,308	47%

Operating expenses:
Wages and benefits	120,160	75%	163,185	35%
Professional fees	97,790	61%	115,140	248%
Sales and marketing expenses	59,802	37%	6,389	1%
General and administrative	41,650	26%	11,340	2%
Total operating expenses	319,402	200%	296,054	63%

Gain/(loss) from operations	(208,118)	-130%	(74,746)	-16%

Other (expense)/income, net	(47,370)	-30%	98,008	21%
Net income/(loss)	(255,488)	-160%	23,262	5%

Revenues

Revenues as a whole during Q2 2021 decreased by 73% or $312,543 in comparison to Q2 2020 mostly as a result of the reduction in demand for PPE’s and the inability to ship any SmartSoles during the quarter due to supply chain delays. We continue to gather pre-sale orders daily and expect SmartSole production to catch up with orders over the next few quarters. Additionally, we are seeing an uptick in PPE demand and increased sales as a result of the new COVID spike from the Delta variant.

We increased our customer base by 64.67% for the quarter ended June 30, 2021 compared to same period in 2020.

During the period ended June 30, 2021, the Company’s customer base and revenue streams were comprised of approximately 22.47% B2B (Wholesale Distributors and Enterprise Institutions), 77.05% B2C (consumers and government agencies who bought on the behalf of consumers, through our online ecommerce platform and through Amazon, Google and iTunes), 0% IP (our monetization campaign from consulting, licensing and asserting our patents) and 0.48% Military and Law Enforcement.

During the period ended June 30, 2020, the Company’s customer base and revenue streams were comprised of approximately 55.09% B2B (Wholesale Distributors and Enterprise Institutions), 44.91% B2C (consumers and government agencies who bought on the behalf of consumers, through our online ecommerce platform and through Amazon, Google and iTunes), 0% IP (our monetization campaign from consulting, licensing and asserting our patents) and 0% Military and Law Enforcement.

Cost of goods sold

Cost of goods sold decreased by 819% or $202,520 during Q2 2021 in comparison to Q2 2020, primarily due to less IP and subscription revenues, and the reduction in PPE revenues from the lifting of COVID restrictions. However, total gross margin, still increased from 47% in fiscal 2020 to 70% in fiscal 2021.

Wages and benefits

Wages and benefits during Q2 2021 decreased $43,025 or 26% as compared to Q2 2020, primarily on lower staffing expenses.

Professional fees

Professional fees consist of costs attributable to consultants and contractors who primarily spend their time on legal, accounting, product development, business development, corporate advisory services and shareholder communications. Such costs decreased $17,351 or 15% during Q2 2021 as compared to Q2 2020. Even though some professional fees have decreased as more responsibilities were transferred from outside contractors and consultants to in-house personnel, those fees related to investor relations and business development have increased due to new products lines and the impending release of the company’s updated SmartSole products.

Sales and marketing expenses

Sales and marketing expenses increased by 836% or $53,414 during Q2 2021 in comparison to Q2 2020. Primarily due to initiating a PPE campaign in order to target a larger customer base.

General and administrative

General and administrative costs during Q2 2021 increased by $30,309 or 267% in comparison to Q2 2020 mostly due to reductions in depreciation and amortization, travel and entertainment expenses affected by COVID-19, and the stay-at-home mandates. We expect these numbers to increase as we ramp up our overall business after the COVID crisis.

Other income/(expense), net

Other expense, net decreased 148% or $145,378 from Q2 2021 to Q2 2020 primarily as a result of the reduction in gains from securities, extinguishment of debt and derivative income that were recognized in the same period in 2020.

Net income/(loss)

Net income decreased by 1198% or $278,746 from Q2 2021 to Q2 2020 primarily as a result of the reduction in gains from securities, extinguishment of debt and derivative income that were recognized in the same period in 2020.

Six Months Ended June 30, 2021 (“Q1 and Q2 2021”) Compared to the Six Months Ended June 30, 2020 (“Q1 and Q2 2020”)

	Six Months Ended June 30,
	2021		2020
	$	% of Revenues	$	% of Revenues

Product sales	284,989	73%	453,940	80%
Service income	105,135	27%	114,923	20%
IP royalties	-	0%	-	0%
Total revenues	390,124	100%	568,863	100%
Cost of products sold	142,054	36%	190,970	34%
Cost of service revenue	53,427	14%	94,507	17%
Cost of licensing revenue	-	0%	-	0%
Cost of goods sold	195,481	50%	285,477	50%
Gross profit	194,643	50%	283,386	50%

Operating expenses:
Wages and benefits	246,962	63%	324,085	57%
Professional fees	197,960	51%	161,081	28%
Sales and marketing expenses	69,738	18%	13,149	2%
General and administrative	89,701	23%	80,026	14%
Total operating expenses	604,361	155%	578,341	102%

Gain/(loss) from operations	(409,718)	-105%	(294,955)	-52%

Other (expense)/income, net	(136,197)	-35%	325,125	57%
Net income/(loss)	(545,915)	-140%	30,170	5%

Revenues

Revenues as a whole in Q1 and Q2 2021 decreased by 31% or $178,739 in comparison to Q1 and Q2 2020, a result of the reduction in demand for PPP’s and the inability to ship any SmartSoles during the quarter due to supply chain delays. We continue to gather pre-sale orders daily and expect SmartSole production to catch up with orders over the next few quarters. Additionally, we are seeing an uptick in PPE demand and increased sales as a result of the new COVID spike from the Delta variant.

We increased our customer base by 285.86% for the period ended June 30, 2021 compared to same period in 2020.

Cost of goods sold

Cost of goods sold increased by 32% or $89,996 during Q1 and Q2 2021 in comparison to Q1 and Q2 2020 primarily due to the purchases of health and safety inventories. The total gross margin remained constant at 49.8% in Q1 and Q2 of 2020 and 2021.

Wages and benefits

Wages and benefits during Q1 and Q2 2021 decreased by 24% or $77,122 in comparison to Q1 and Q2 2020, primarily on the reduction of costs related to retention bonuses.

Professional fees

Professional fees consist of costs attributable to consultants and contractors who primarily spend their time on legal, accounting, product development, business development, corporate advisory services and investor relations. Such costs increased $36,880 or 23% during Q1 and Q2 2021 as compared to Q1 and Q2 2020, primarily due to the Company’s increased need for outside consultants.

Sales and marketing expenses

Sales and marketing expenses increased by 430% or $56,589 during Q1 and Q2 2021 in comparison to Q1 and Q2 2020. Primarily due to costs related to the ramp up of increased health and safety products and the associated advertising.

General and administrative

General and administrative costs during Q1 and Q2 2021 increased by $9,675 or 12% in comparison to Q1 and Q2 2020 due to overall slowdown in business operations, we have reductions in travel, entertainment, tradeshows, parking, supplies and other general operational expenses, yet these decreases were offset by a $41k adjustment to accrued expenses that provide a positive credit to G&A in 2020.

Other income/(expense), net

Other expense, net decreased 142% or $461,323 from Q1 and Q2 2021 to Q1 and Q2 2020 primarily as a result of a $91,470 net gain for the sales of marketable securities held for sale, the gain of $129,261 from the extinguishment of debt and the reduction in expenses related to derivatives of $152,586 that were recognized in 2020. These gains offset the net interest expense related to debt.

Net income/(loss)

Net loss decreased by 142% or $461,323 from Q1 and Q2 2021 to Q1 and Q2 2020 with GTX posting a profit of $30,170. Mostly attributable to the large gains recognized in sales from marketable securities, the extinguishment of debt and derivatives, reductions in debt and interest, and from the increased sales of our health and safety products. As compared to Q2 2020.

Liquidity and Capital Resources

As of June 30, 2021, we had $429,012 of cash and cash equivalents, and a working capital deficit of $2,360,358, compared to $76,912 of cash and cash equivalents and a working capital deficit of $2,894,105 as of December 31, 2020. The 24% or $680,967 reduction in negative working capital is a direct result of the Company’s efforts to reduce debt, increase inventory and having more cash and assets on-hand.

During the six months ended June 30, 2021, our net loss was $545,915 compared to a net profit was $30,170 for the six months ended June 30, 2020. Net cash used in operating activities for the six months of 2021 and the six months of 2020 was $243,364 and $434,219, respectively.

Net cash used in investing activities during the six months ended June 30, 2021 was $63,242 and consisted of proceeds totaling $1,258 received from the sale of marketable securities and $64,500 in developments cost assets.

Net cash used by financing activities during the six months ended June 30, 2021 was $658,707 and consisted of $18,083 in upon our lines of credit and loans, and $675,000 received from financings. During the six months ended June 30, 2020, net cash provided by financing activities was $412,251 and consists of proceeds totaling $139,319 received from the line of credit, $250,000 from financings, $227,870 from government fundings as well as a $204,938 debt reduction payment on convertible notes and the line of credit. This reduction in additional financings is directly related to the Company not relying on convertible notes for financings, no new convertible notes issued, and the paying down of its debt in either the six months ended June 30, 2021 or June 30, 2020.

Because revenues from our operations have, to date, been insufficient to fund our working capital needs, we currently rely on the cash we receive from our financing activities to fund our growth, capital expenditures and to support our working capital requirements. The sale of our products and services is expected to enhance our liquidity in 2021, although the amount of revenues we receive in 2021 still cannot be estimated.

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has stockholders’ deficit of $2,360,358 and negative working capital of $2,213,138 as of June 30, 2021 and used cash in operations of $243,364 during the current period then ended. A significant part of our negative working capital position at June 30, 2021 consisted of $739,150, of amounts due to various accredited investors of the Company for convertible promissory notes, loans and a letter of credit. The Company anticipates further losses in the development of its business. Please see the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2020 for more information regarding risks associated with our business.

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

On April 8, 2021, we issued 5,000,000 in warrants with a strike price of $0.04 and a 3-year term and 150 preferred Series C shares, to two investors as part of their Securities Purchase Agreement, for $150,000 in proceeds.

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

On May 25, 2021, we issued 9,200,000 in shares of common stock to an investor who converted their preferred B shares at a strike price of $0.0025.

On May 25, 2021, we issued 9,200,000 in shares of common stock to an investor who converted their preferred B shares at a strike price of $0.0025.

On May 28, 2021, we issued 3,333,334 in warrants with a strike price of $0.04 and a 3-year term and 100 preferred Series C shares, to two investors as part of their Securities Purchase Agreement, for $100,000 in proceeds.

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

GTX CORP

Date: August 16, 2021	By:	/s/ ALEX MCKEAN
Alex McKean,
Chief Financial Officer (Principal Financial Officer)

Date: August 16, 2021	By:	/s/ PATRICK BERTAGNA
Patrick Bertagna,
Chief Executive Officer

