Form 10-Q
period 2021-09-30
GTX CORP
filed 2021-11-15
CIK 1375793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2021

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 224,982,930 common shares issued and outstanding as of November 15, 2021.

GTX CORP AND SUBSIDIARIES

For the quarter ended September 30, 2021

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

GTX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$293,521	$76,912
Accounts receivable, net	47,772	40,484
Inventory	109,427	114,137
Investment in marketable securities	2,489	4,166
Other current assets	146,457	54,593
Total current assets	599,666	290,292

Property and equipment, net	65,275	7,878

Total assets	$664,941	$298,170

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$136,866	$182,610
Accrued expenses	286,925	327,293
Accrued expenses, related parties	939,888	839,810
Deferred revenues	30,980	37,350
Short-term debt – line of credit	7,000	21,715
Convertible promissory notes, past due	688,000	840,673
Convertible notes, related parties	884,546	884,546
Notes payable	42,395	50,400
Total current liabilities	3,016,600	3,184,397

Long-term debt - CARE loan	217,870	217,870

Total liabilities	3,234,470	3,402,267

Commitments and contingencies

Stockholders’ deficit:
Preferred stock series A, $0.001 par value; 1,000,000 shares authorized; 1,000,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	100	100
Preferred stock series B, $0.001 par value; 10,000 shares authorized, 204 and 250 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	1	1
Preferred stock series C, $0.001 par value; 1,000 shares authorized, 675 and 150 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	1	-
Common stock, $0.0001 par value; 2,071,000,000 shares authorized; 214,902,481 and 138,032,482 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	21,490	13,803
Additional paid-in capital	23,019,851	21,059,925
Accumulated deficit	(25,610,972)	(24,177,926)
Total stockholders’ deficit	(2,569,529)	(3,104,097)
Total liabilities and stockholders’ deficit	$664,941	$298,170

See accompanying notes to condensed consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Product sales	$112,974	$306,439	$397,963	$760,379
Service income	38,580	55,788	143,715	170,711
IP royalties	-	-	-	-
Total revenues	151,554	362,227	541,678	931,090

Cost of products sold	58,001	166,188	200,055	357,158
Cost of other revenue	10,129	19,120	63,556	113,627
Cost of licensing revenue	-	-	-	-
Total cost of goods sold	68,130	185,308	263,611	470,785

Gross margin	83,424	176,919	278,067	460,305

Operating expenses:
Wages and benefits	138,137	152,740	385,099	476,825
Professional fees	65,902	35,812	263,862	196,893
Sales and marketing expenses	5,083	6,242	74,821	19,391
General and administrative	70,001	45,215	159,702	125,241

Total operating expenses	279,123	240,009	883,484	818,350

Income/(loss) from operations	(195,699)	(63,090)	(605,417)	(358,045)

Other income/(expenses):
Gain/(loss) on conversion of convertible notes	-	-	(66,036)	129,261
Gain/(loss) on marketable securities	(1,101)	(897)	(419)	91,574
Change in fair value of derivative	-	51,962	-	204,548
Interest expense and financing costs	(15,331)	15,133	(86,174)	(34,060)

Total other income/(expenses)	(16,432)	66,198	(152,629)	391,323

Net income/(loss)	(212,131)	3,108	(758,046)	33,278

Deemed dividend to series-B preferred stockholders	-	-	-	(100,000)
Deemed dividend to series-C preferred stockholders	-	-	(675,000)	(150,000)

Net income/(loss) attributable to common shareholders	$(212,131)	$3,108	$(1,433,046)	$(216,722)

Weighted average number of common shares outstanding - basic and diluted	214,902,479	129,369,108	194,748,572	101,324,967

Net income/(loss) per common share - basic and diluted	$0.00	$0.00	$0.00	$0.00

See accompanying notes to condensed consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Three Months Ended September 30, 2021 and September 30, 2020 (Unaudited)

For the Three Months Ended September 30, 2021 (Unaudited)

	Series A Preferred		Series B Preferred		Series C Preferred		Common Shares		Additional
	Shares		Shares		Shares		Shares		Paid-In	Accumulated	Equity
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Deficit	(Deficit)
Balance June 30, 2021	1,000,000	$100	204	$1	675	$1	214,702,481	$21,470	$23,016,911	$(25,398,841)	$(2,360,358)
Issuance of common stock for services	-	-	-	-	-	-	200,000	20	2,940	-	2,960
Net income (loss)	-	-	-	-	-	-	-	-	-	(212,131)	(212,131)
Balance September 30, 2021	1,000,000	$100	204	$1	675	$1	214,902,481	$21,490	$23,019,851	$(25,610,972)	$(2,569,529)

The accompanying notes are an integral part of these consolidated financial statements.

For the Three Months Ended September 30, 2020 (Unaudited)

	Series A Preferred		Series B Preferred		Series C Preferred		Common Shares		Additional
	Shares		Shares		Shares		Shares		Paid-In	Accumulated	Equity
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Deficit	(Deficit)
Balance June 30, 2020	1,000,000	$100	250	$1	150	$-	112,352,119	$11,235	$20,761,158	$(23,779,349)	$(3,006,855)
Issuance of common stock for services	-	-	-	-	-	-	1,500,000	150	23,350	-	23,500
Issuance of common stock for conversion of debt	-	-	-	-	-	-	21,049,296	2,105	140,929	-	143,034
Fair value of retention bonus shares	-	-	-	-	-	-	-	-	(54,809)	-	(54,809)
Net income (loss)	-	-	-	-	-	-	-	-	-	3,108	3,108
Balance September 30, 2020	1,000,000	$100	250	$1	150	$-	134,901,415	$13,490	$20,870,628	$(23,776,241)	$(2,892,022)

The accompanying notes are an integral part of these consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Nine Months Ended September 30, 2021 and September 30, 2020 (Unaudited)

For the Nine Months Ended September 30, 2021 (Unaudited)

	Series A Preferred		Series B Preferred		Series C Preferred		Common Shares		Additional
	Shares		Shares		Shares		Shares		Paid-In	Accumulated	Equity
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Deficit	(Deficit)
Balance December 31, 2020	1,000,000	$100	250	$1	150	$-	138,032,482	$13,803	$21,059,925	$(24,177,926)	$(3,104,097)
Issuance of common stock for services	-	-	-	-	-	-	8,850,000	885	240,225	-	241,110
Loss on stock compensation	-	-	-	-	-	-	-	-	14,075	-	14,075
Issuance of common stock for conversion of debt	-	-	-	-	-	-	16,661,660	1,666	192,707	-	194,373
Issuance of preferred stock for financings	-	-	-	-	675	1	-	-	674,999	-	675,000
Issuance of common stock for financings	-	-	-	-	-	-	250,000	25	3,250	-	3,275
Issuance of common stock for the conversion of warrants	-	-	-	-	-	-	22,708,335	2,271	(2,271)	-	-
Issuance of common stock for the conversion of preferred shares	-	-	(46)	-	(150)	-	28,400,004	2,840	(2,840)	-	-
Loss on shares issued for conversion of debt									131,736		131,736
Deemed dividend on fair value of warrants & conversion feature	-	-	-	-	-	-	-	-	675,000	(675,000)	-
Imputed interest – related parties	-	-	-	-	-	-	-	-	30,705	-	30,705
Inpixon loan reduction correction	-	-	-	-	-	-	-	-	2,340	-	2,340
Net income (loss)	-	-	-	-	-	-	-	-	-	(758,046)	(758,046)
Balance September 30, 2021	1,000,000	$100	204	$1	675	$1	214,902,481	$21,490	$23,019,851	$(25,610,972)	$(2,569,529)

The accompanying notes are an integral part of these consolidated financial statements.

For the Nine Months Ended September 30, 2020 (Unaudited)

	Series A Preferred		Series B Preferred		Series C Preferred		Common Shares		Additional
	Shares		Shares		Shares		Shares		Paid-In	Accumulated	Equity
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Deficit	(Deficit)
Balance December 31, 2019	1,000,000	$100	150	$1	-	$-	71,419,795	$7,142	$19,954,738	$(23,559,519)	$(3,597,538)
Issuance of common stock for services	-	-	-	-	-	-	12,000,000	1,200	179,900	-	181,100
Issuance of common stock for conversion of debt	-	-	-	-	-	-	51,481,620	5,148	270,964	-	276,112
Issuance of preferred stock for financings	-	-	100	-	150	-	-	-	250,000	-	250,000
Fair value of warrants issued for services	-	-	-	-	-	-	-	-	3,793	-	3,793
Fair value of retention bonus shares									(38,767)		(38,767)
Deemed dividend	-	-	-	-	-	-	-	-	250,000	(250,000)	-
Net income	-	-	-	-	-	-	-	-	-	33,278	33,278
Balance September 30, 2020	1,000,000	$100	250	$1	150	$-	134,901,415	$13,490	$20,870,628	$(23,776,241)	$(2,892,022)

See accompanying notes to condensed consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income / (loss)	$(758,046)	$33,278
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Bad debt expense	34,675	-
Depreciation and amortization	7,103	19,339
Change in fair value of marketable securities	419	(91,574)
Stock based compensation	255,185	181,100
Change in fair value of derivative	-	(204,548)
Repatriation of retention bonus shares	-	(38,767)
(Gain)/loss on the settlement of debt and accrued interest	66,036	(129,261)
Fair value of warrants issued for service	2,340	3,793
Interest and financing costs	43,413	36,018
Imputed interest on related party notes	30,705	-
Grant from CARE loans	-	(10,000)
Changes in operating assets and liabilities:
Accounts receivable	(41,963)	(22,816)
Inventory	4,710	(62,542)
Other current and non-current assets	(91,864)	(78,500)
Accounts payable and accrued expenses	(30,990)	(102,755)
Accrued expenses - related parties	106,621	82,841
Deferred revenues	(6,370)	(31,622)

Net cash used in operating activities	(378,026)	(416,016)

Cash flows from investing activities
PP&E purchases	(64,500)	-
Proceeds from the sale of marketable securities	1,258	146,201

Net cash provided by / (used in) investing activities	(63,242)	146,201

Cash flows from financing activities
Proceeds from CARE loans	-	227,870
Proceeds from line of credit	-	139,319
Proceeds from issuance of preferred stock	675,000	250,000
Payments on debt	(17,123)	(245,145)

Net cash provided by financing activities	657,877	372,044

Net change in cash and cash equivalents	216,609	102,229

Cash and cash equivalents, beginning of period	76,912	125,200

Cash and cash equivalents, end of period	$293,521	$227,429

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$623	$10,696

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock for conversion of debt and interest	$194,373	$276,112
Deemed dividend	$675,000	$-
Conversion of preferred stock to common stock	$2,841	$-

See accompanying notes to condensed consolidated financial statements.

GTX CORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of GTX have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included. Our operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2020, which are included in our Annual Report on Form 10-K.

The accompanying consolidated financial statements reflect the accounts of GTX Corp and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has a stockholders’ deficit of $2,569,529 and negative working capital of $2,416,934 as of September 30, 2021 and used cash in operations during the period then ended of $378,026. The Company anticipates further losses in the development of its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan until such time as revenues and related cash flows are sufficient to fund our operations.

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

IP Licensing Revenue

Licensing revenue recorded by the Company relates exclusively to the Company’s License and Partnership agreement with Inventergy which provides for ongoing royalties based on monetization of IP licenses. The Company recognizes revenue for royalties under ASC 606, which provides revenue recognition constraints by requiring the recognition of revenue at the later of the following: 1) sale or usage of the products or 2) satisfaction of the performance obligations. The Company has satisfied its performance obligations and therefore recognizes licensing revenue when the sales to which the license(s) relate are completed. During the period ended September 30, 2021 and September 30, 2020, the Company did not recognize any licensing revenue.

Disaggregation of Net Sales

The following table shows the Company’s disaggregated net sales by product type:

	September 30, 2021	September 30, 2020
Product sales	$397,963	$760,379
Service income	143,715	170,711
IP and consulting income	-	-
Total	$541,678	$931,090

The following table shows the Company’s disaggregated net sales by customer type:

	September 30, 2021	September 30, 2020
B2B	$150,180	$430,044
B2C	381,321	501,046
Military	10,177	-
IP	-	-
Total	$541,678	$931,090

During the period ended September 30, 2021, the Company’s customer base and revenue streams were comprised of approximately 27.73% B2B (Wholesale Distributors and Enterprise Institutions), 70.4% B2C (consumers and government agencies who bought on the behalf of consumers, through our online ecommerce platform and through Amazon, Google and iTunes), 0% IP (our monetization campaign from consulting, licensing and asserting our patents) and 1.88% Military and Law Enforcement.

During the period ended September 30, 2020, the Company’s customer base and revenue streams were comprised of approximately 46.19% B2B (Wholesale Distributors and Enterprise Institutions), 53.81% B2C (consumers and government agencies who bought on the behalf of consumers, through our online ecommerce platform and through Amazon, Google and iTunes), 0% IP (our monetization campaign from consulting, licensing and asserting our patents) and 0% Military and Law Enforcement.

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

For the nine months ended September 30, 2021, the Company had three customers representing approximately 76%, 8% and 4% of sales, respectively, and three customers representing approximately 31%, 13% and 8% of total accounts receivable, respectively (of the 76% of sales, this represents all sales made through our online store and consists of approximately 2,000+ different customers).

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

Marketable Securities

The Company’s securities investments that are acquired and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value based on quoted market price (level 1) on the balance sheet in current assets, with the change in fair value during the period included in earnings. As of September 30, 2021 and December 31, 2020 the fair value of our investment in marketable securities was $2,489 and $4,166.

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

At September 30, 2021 and December 31, 2020, the balance of the derivative liabilities was $0. It was determined at December 31, 2020 that the Preferred A shareholders having the majority vote, did agree to increase the number of authorized shares, if needed, to settle any convertible debt, and thus the liability is $0.

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

	September 30,
	2021	2020
Warrants	49,250,001	55,750,000
Preferred B shares	81,600,000	100,000,000
Preferred C shares	25,208,333	13,333,333
Conversion shares upon conversion of notes	32,783,333	41,986,503
Total	188,841,667	211,069,836

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

As of December 31, 2020, the Company owned 42,500 shares of Inventergy Global, Inc. common stock with a fair value of $1,275. The Company was able to obtain observable evidence that the investment had a market value of $0.01 per share, or an aggregate value of $425 for the same period ended September 30, 2021. As such, the Company recorded a change in market value during the nine months ended September 30, 2021, of ($850) in its statement of operations.

In June 2019, the Company acquired 22,222 shares of Inpixon’s restricted common stock (after giving effect to a 1:45 stock split) valued at $634,000. As of December 31, 2019, after the sale of 10,889 Inpixon shares, the Company owned 11,333 Inpixon shares with a fair value of $58,374. During the period ended March 31, 2020, the Company sold 8,500 of its Inpixon shares for total proceeds of $146,201 and recognized a gain from the sale of these shares of $102,420. During the nine months ended September 30, 2021, the Company sold 834 shares of its Inpixon shares for total proceeds of $1,334 and recognized a gain from the sale of these shares of $1,258.

As of December 31, 2020, the Company owned 2,834 shares of Inpixon common stock with a fair value of $2,400. On January 22, 2021, the Company sold 834 shares of its Inpixon shares for total proceeds of $1,334 and recognized a gain from the sale of these shares of $1,258. The Company was able to obtain observable evidence that the remaining 2,000 shares of Inpixon securities had a market value of $0.832 per share or an aggregate value of $1,664 as of September 30, 2021. As such, the Company recorded a change in market value during the nine months ended September 30, 2021, of ($867) in its statement of operations.

4. INVENTORY

Inventories consist of the following:

	September 30, 2021	December 31, 2020
Raw materials	$74,313	$9
Finished goods	35,114	114,128
Total Inventories	$109,427	$114,137

5. PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	September 30, 2021	December 31, 2020
Software	$25,890	$25,890
Website development	91,622	91,622
Software development	359,251	294,751
Equipment	1,750	1,750
Less: accumulated depreciation	(413,238)	(406,135)
Total property and equipment, net	$65,275	$7,878

Depreciation expense for the period ended September 30, 2021 and 2020 was $7,103 and $9,339, respectively, and is included in general and administrative expenses.

6. NOTES PAYABLE

The following table summarizes the components of our short-term borrowings:

	September 30, 2021	December 31, 2020
(a) Term loan	$-	$400
(b) Term loan	42,395	50,000
(c) Revolving line of credit	7,000	22,000
(d) Revolving line of credit	-	(285)
Total	$49,395	$72,115

(a) Term loan

In 2015, the Company entered into an unsecured term loan agreement with a third party for an aggregate principal balance of $200,000 at an interest rate of 14% per annum, with the interest adjusted as of December 2019 to 8.5%. The term loan became due on April 14, 2017 and as such, currently past due. At December 31, 2020, balance of the term loan was $400. During the three months ended March 31, 2021, we settled the balance on the term loan for 6,000,000 shares of common stock to settle the balance. This was broken into two parts, 3,000,000 due immediately and the other 3,000,000 due 45 days thereafter. We issued the first 3,000,000 shares of common stock to convert $22,500 of interest on the term loan, resulting in a gain on the forgiveness of accrued interest of $65,700 and a loss on the conversion of $131,375. The Company also paid down in cash the principal balance by $400, which brought the principal balance outstanding on the term loan as of March 31, 2021 to be $0. The remaining $22,500 in accrued interest was converted on May 12, 2021 with the issuance of the second 3,000,000 common shares. As of September 30, 2021, this loan has been completed satisfied.

(b) Term loan

In September of 2019, the Company entered into an unsecured term loan agreement with a third party for an aggregate principal balance of $50,000 at an interest rate of 5% per annum in relation to an Asset Purchase Agreement. The term loan becomes due on December 31, 2021.

The Company reached an agreement with the lender to apply sublet space the lender uses in the Company office and apply those payments against the term loan balance. The monthly credit of $585 has been applied to seven (10) months or a total of $5,850 of the loan through the nine months ended September 30, 2021, and thus the principal balance outstanding on the note as of September 30, 2021 and December 31, 2020 was $42,395 and $50,000, respectively, and accrued interest of $4,286 as of September 30, 2021.

(c) Lines of Credit

The Company obtained a revolving line of credit agreement with an accredited investor of $500,000 during 2018. There were three borrowings against the line as of December 31, 2018 for aggregate borrowings of $65,000 and two borrowing in 2019 for $65,000 for a total of $130,000. During the period ended December 31, 2020, the Company repaid $76,000 in principal and all of its accrued interest of $4,204, resulting in a balance due of $22,000 as of December 31, 2020. During the period ended September 30, 2021, the Company repaid $15,000 in principal and all of its interest of $623, as incurred, resulting in a balance due of $7,000 as of September 30, 2021.

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

(d) Line of Credit

The Company also has an unsecured line of credit, guaranteed by its CEO, with its business bank, Union Bank, whereby funds can be borrowed at a revolving adjustable rate of 2 points over prime, currently 3.25%, with a max borrowing amount of $100,000. The balance at December 31, 2020 was $(285) while during the period ended September 30, 2021 the Company was advanced a total of $0 of the balance. As such the balance outstanding as of September 30, 2021 is 0.

7. CONVERTIBLE PROMISSORY NOTES – PAST DUE

As of September 30, 2021 and December 31, 2020, the Company had a total of $688,000 and $840,673, respectively, of outstanding convertible notes payable, which consisted of the following:

	September 30, 2021	December 31, 2020
a) Convertible Notes – with fixed conversion terms	$688,000	$713,750
b) Convertible Notes – with variable conversion	-	126,923
Total convertible notes, net of debt discount	$688,000	$840,673

a)	Included in Convertible Notes - with fixed conversion terms, are loans provided to the Company from various investors These notes carry simple interest rates ranging from 0% to 14% per annum and with terms ranging from 1 to 2 years. In lieu of the repayment of the principal and accrued interest, the outstanding amounts are convertible, at the option of the note holder, generally at any time on or prior to maturity and automatically under certain conditions, into the Company’s common shares at $0.015 to $0.30 per share. These notes became due in 2017 and prior, and are currently past due.

At December 31, 2020, balance of the convertible notes was $713,750. During the nine months ended September 30, 2021, we issued 1,616,667 shares of common stock to convert $24,250 and issued an additional 250,000 shares of common stock as bonus shares due on of these outstanding convertible notes for a value of $3,750. Additionally, we paid down $1,500 of the debt with cash. As of September 30, 2021, the balance of the outstanding convertible notes was $688,000. These notes are currently past due.

b)	Convertible notes payable with principal balance of $0 as of September 30, 2021 consisted of loans provided to the Company from various investors. These notes are non-interest bearing and with terms ranging from 1 to 2 years. In lieu of the repayment of the principal and accrued interest, the outstanding amounts are convertible, at the option of the note holder, generally at any time on or prior to maturity and automatically under certain conditions, into the Company’s common shares at 60% of the lowest trading price in the prior 30 days. The Company determined that since the conversion floor of these notes had no limit to the conversion price, the Company could no longer determine if it had enough authorized shares to fulfil its conversion obligation. As such, pursuant to current accounting guidelines, the Company determined that the conversion feature of these notes created a derivative at the date of issuance which was recorded as a valuation discount that was fully amortized as of December 31, 2020. At December 31, 2020, the balance of the loans was $126,923. During the nine months ended September 30, 2021 the balance of all the notes had been converted and fulfilled. As explained in Note 11, there is no derivative liability needed for the balance remaining on these variable notes, as the common stock shares will be increased as needed.

8. CARE Loans

	September 30, 2021	December 31, 2020
a) PPP loan	$67,870	$67,870
b) EIDL loan	150,000	150,000
Total CARE loans	$217,870	$217,870

Paycheck Protection Program Loan

On April 30, 2020, the Company executed a note (the “PPP Note”) for the benefit of MUFG Union Bank, NA (the “Lender”) in the aggregate amount of $67,870 under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The PPP is administered by the U.S. Small Business Administration (the “SBA”). The interest rate of the loan is 1.00% per annum and accrues on the unpaid principal balance computed on the basis of the actual number of days elapsed in a year of 360 days. Commencing seven months after the effective date of the PPP Note, GTX is required to pay the Lender equal monthly payments of principal and interest as required to fully amortize any unforgiven principal balance of the loan by the two-year anniversary of the effective date of the PPP Note (the “Maturity Date”). The Maturity Date can be extended to five years if mutually agreed upon by both the Lender and GTX. The PPP Note contains customary events of default relating to, among other things, payment defaults, making materially false or misleading representations to the SBA or the Lender, or breaching the terms of the PPP Note. The occurrence of an event of default may result in the repayment of all amounts outstanding under the PPP Note, collection of all amounts owing from GTX, or filing suit and obtaining judgment against GTX. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. Recent modifications to the PPP by the U.S. Treasury and Congress have extended the time period for loan forgiveness beyond the original eight-week period, making it possible for GTX to apply for forgiveness of its PPP loan. No assurance can be given that GTX will be successful in obtaining forgiveness of the loan in whole or in part. As of September 30, 2021 the Company has not made any payments on the loan due to the fact that GTX has applied for the $45,000 loan forgiveness program adjustment, for which the Company has not received a new balance payment schedule.

Economic Injury Disaster Loan

On June 10, 2020, the Company executed a secured loan with the U.S. Small Business Administration (SBA) under the Economic Injury Disaster Loan program in the amount of $150,000. The loan is secured by all tangible and intangible assets of the Company and payable over 30 years at an interest rate of 3.75% per annum. Installment payments, including principal and interest, were expected to begin June 10, 2021, but the Company, to-date, has not received any formal notifications as to the current status of the loan. As such, beginning in the fourth quarter of 2021, the Company will voluntarily begin to accrue for the estimated interest expense. As part of the loan, the Company also received an advance of $10,000 from the SBA. While the SBA refers to this program as an advance, it was written into law as a grant. This means that the amount given through this program does not need to be repaid and has been recognized as Other Income.

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

During 2020 and up until June 30, 2021, management elected to reduce the 10% annual interest rate to 3% because of the affects COVID-19 had on the U.S. economy. As such, on September 30, 2021 interest of $30,705 is considered imputed and is recorded as interest expense.

As of September 30, 2021 and December 31, 2020, the outstanding balance on the convertible promissory notes was $884,546. As of September 30, 2021 and December 31, 2020, interest of $284,557 and $249,102 respectively, is deferred on the above notes and included in accrued expenses to related parties.

Accrued wages and costs - In order to preserve cash for other working capital needs, various officers, members of management, employees and directors agreed to defer portions of their wages and sometimes various out-of-pocket expenses since 2011. As of September 30, 2021, and December 31, 2020, the Company owed $577,857 and $503,007, respectively, for such deferred wages and other expenses owed for other services which are included in the accrued expenses – related parties on the accompanying balance sheet.

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

At September 30, 2021 and December 31, 2020, the balance of the derivative liabilities was $0. It was determined at December 31, 2020 that the Preferred A shareholders having the majority vote, can agree to increase the number of authorized shares, if needed, to settle any convertible debt, and thus the liability is $0.

11. EQUITY

The Company has 10,000,000 shares of preferred stock authorized. From this pool the following preferred shares have been classified as:

Preferred Stock – Series A

During the year ended December 31, 2018, the Company authorized 1,000,000 of Series A preferred shares, which shares have voting rights equal to two-thirds of all the issued and outstanding shares of common stock, shall be entitled to vote on all matters of the corporation, and shall have the majority vote of the board of directors. The subject preferred stock lacks any dividend rights, does not have liquidation preference, and is not convertible into common stock. During the year ended December 31, 2018, the Company issued one million Series A preferred shares to certain officers and board members. The shares remain outstanding as of September 30, 2021.

At December 31, 2020 is was determined that the Preferred A shareholders having the majority vote, did agree to increase the number of authorized shares, if needed, to settle any convertible debt, and thus any derivative liabilities are not necessary to reserve for this.

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

During the period ended September 30, 2021, 46 Series B preferred shares were converted into 18,400,000 common shares, leaving the balance in the Series B preferred shares at 204.

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

During the period ended September 30, 2021, the Company issued 675 Series C preferred shares and 20,500,001 warrants to four accredited investors for their financings for an aggregate value of $675,000. The Series C preferred shares and warrants shall have a fixed conversion price equal to $0.04 per share of common stock, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the Common Stock. The warrants are exercisable through April 2023. The Company considered the accounting effects of the existence of the conversion feature of the Series C Preferred Stock, and the issuance of warrants at the date of issuance. In accordance with the current accounting standards, the Company determined that it should account for the fair value of the conversion feature and relative fair value of the issued warrants (up to the face amount of the Series C Preferred Stock) as a deemed dividend of $675,000 and a charge to paid in capital.

During the period ended September 30, 2021, 150 Series C preferred shares were converted into 10,000,004 common shares, leaving the balance in the Series C preferred shares at 675 within the terms, so no gain or loss.

Common Stock

During the period ending September 30, 2021, we issued 16,661,664 of common shares for converting $194,373 of debt and accrued interest.

During the period ending September 30, 2021, the Company issued 8,850,000 shares of its common stock to various consultants for services rendered, with a fair value of $241,110 based on the quoted market price of the shares at time of issuance.

During the period ended September 30, 2021, the Company issued 28,650,004 shares of common stock with a fair value of $199,275 at the date grant for financing costs.

During the period ended September 30, 2021, the Company issued 22,708,333 shares of common stock with a fair value of $56,771 at the date grant for the cashless conversion of 23,500,000 warrants.

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

A summary of the Company’s warrant activity and related information is provided below (the exercise price and the number of shares of common stock issuable upon the exercise of outstanding warrants have been adjusted to reflect a 1-for-75 reverse stock split.):

	Exercise Price $	Number of Warrants
Outstanding and exercisable at December 31, 2020	0.0025 – 0.01	50,500,000
Warrants exercised	0.0025	(23,500,000)
Warrants granted	0.04	22,500,001
Warrants expired	0.01	(250,000)
Outstanding and exercisable at September 30, 2021	0.0025 - 0.04	49,250,001

Stock Warrants as of September 30, 2021
Exercise	Warrants	Remaining	Warrants
Price	Outstanding	Life (Years)	Exercisable
$0.0025	16,500,000	3.38	16,500,000
$0.015	10,250,000	2.34	10,250,000
$0.04	22,500,001	3.02	22,500,001

During the period ended September 30, 2021, the Company issued 22,708,333 shares of common stock with a fair value of $56,771 at the date grant for the cashless conversion of 23,500,000 warrants.

During the period ended September 30, 2021, 25,500,001 of the warrants issued in connection with the issuance of our preferred stock. The warrants have a 3-year term and have a strike price of $0.04.

The outstanding and exercisable warrants at September 30, 2021 had an intrinsic value of approximately $985,000.

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

The 2008 Plan provides for the issuance of a maximum of 7,000,000 shares, of which, after adjusting for estimated pre-vesting forfeitures and expired options, approximately 2,235,000 were available for issuance as of September 30, 2021.

No options were granted during the period ending September 30, 2021.

12. COMMITMENTS & CONTINGENCIES

Contingencies

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure you that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events. As of September 30, 2021, there were no pending or threatened litigation against the Company.

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

13. SUBSEQUENT EVENTS

On October 14, 2021, we issued 4,800,000 in shares of common stock to an investor who converted their preferred B shares at a strike price of $0.0025.

On October 14, 2021, we issued 4,800,000 in shares of common stock to an investor who converted their preferred B shares at a strike price of $0.0025.

On October 19, 2021, the Company’s senior management agreed to convert $70,000 of their accrued salaries into long-term notes payable.

On November 3, 2021, we issued 500,000 in restricted common stock to a consultant as part of their agreement.

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

Overview

During the third quarter 2021, we continued to focus on getting our 4G GPS SmartSole product finalized for production. Unfortunately, we are still struggling with supply chain delays and labor shortages which keep pushing back our launch date. We are deploying every resource and every means available but there are many challenges we are facing that we have little or no control over. As we stated in previous filings, in anticipation of these shortages, we began ordering raw materials as early as late 2020 and into early 2021, which has allowed us to ensure that the majority of components are in house and ready to go. However, now we face logistics delays and labor shortages, all of which is slowing down our ability to get the product to market. It is just taking a lot more time to get parts from point A to B and to get factories to produce. We are in the final stretch and parts are at the factories and we are going to push as hard as we can to get some product out the door before the holidays, in the meantime, in the meantime these delays have affected our third quarter 2021 revenues which were lower than expected.

On the business development front, we continued to look at expanding our presence in our market by signing collaboration agreements and working with new partners on selling and developing new products in the tracking, biometrics, block chain and health and wellness space. We are still in the early stage of exploring different concepts, but we are making some progress and expect to have a more detailed roadmap by the end of the year. One new agreement we signed at the end of the third quarter was a distribution agreement with Synergistic Sanitizing Solutions for the UV Clean Air automated continuous UV-C air treatment system. This revolutionary simple, seamless, and effective air purification technology uses patented UV-C light air purification technology to reduce levels of virus, bacteria, and fungi by automatically and continuously treating the air to create healthier environments. The air purification system uses years of research and development in ultraviolet light and IoT enabled technologies to create a truly effective and modern air treatment system with laboratory results showing elimination rates up to 99.9%. With virus and pathogen awareness on high alert due to the Delta variant and inevitable new variants in the future, we immediately started introducing this highly needed product to our assisted living, health care, school, university, small business, and government customers. This product is not only highly effective in the fight against the spread of COVID, but also has 100% funding available for purchase and installation, through FEMA and the Coronavirus Aid Relief and Economic Security Act (CARES) for qualifying essential and critical community entities.

At the end of the first quarter, we stated we could not accurately predict how long the Personal Protection Equipment (“PPE”) business would remain in demand, and based on the current events and sales trends, we expected to be transitioning out of many PPE products over the coming months to focusing only on the strong sellers while ramping up for the launch of the new SmartSoles, NFC Blockchain platform and other medical wearables. Our position at the end of the third quarter 2021 is the same, however we are seeing some uptick in PPE demand due to the rising number of new COVID cases, the rapid spread of the Delta variant, new CDC mask guidelines and back to school mask mandates for k-12. By having added the new UV pathogen air treatment system in our product line we will continue to service and support our customers for their PPE needs. The cross-marketing pollination is actually working out very well for us, many of our B2B prospects for our tracking solutions such as schools, assisted living facilities and government institutions are now also actively buying PPE again.

During the third quarter 2021, we continued to ramp up our marketing and outreach campaigns and because schools or assisted living facilities could potentially buy both PPE and tracking solutions from us, we ramped up our domestic B2B outreach programs and increased our marketing budget which we expect will generate more B2B U.S. sales in the future.

In the third quarter 2021, we did see a drop in overall revenues primarily due to not being able to launch our 4G SmartSoles. We have received hundreds of SmartSole pre-orders and continue to accept pre-orders in the U.S. As of right now, we are oversold for our first production run, and even though we continue to receive pre-orders, we will most likely maintain a backlog until early 2022 or until supply chains are expected to come back to normal.

On the balance sheet front, we continued to reduce our debt and outstanding payables, took on no new debt and pre-paid for a lot of component inventory.

Results of Operations

The following discussion should be read in conjunction with our interim consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report.

Three Months Ended September 30, 2021 (“Q3 2021”) Compared to the Three Months Ended September 30, 2020 (“Q3 2020”)

	Three Months Ended September 30,
	2021		2020
	$	% of Revenues	$	% of Revenues

Product sales	112,974	75%	306,439	85%
Service income	38,580	25%	55,788	15%
IP royalties	-	0%	-	0%
Total revenues	151,554	100%	362,227	100%
Cost of products sold	58,001	38%	166,188	46%
Cost of service revenue	10,129	7%	19,120	5%
Cost of licensing revenue	-	0%	-	0%
Cost of goods sold	68,130	45%	185,308	51%
Gross profit	83,424	55%	176,919	49%

Operating expenses:
Wages and benefits	138,137	91%	157,740	42%
Professional fees	65,902	43%	35,812	10%
Sales and marketing expenses	5,083	3%	6,242	2%
General and administrative	70,001	46%	45,215	12%
Total operating expenses	279,123	184%	240,009	66%

Gain/(loss) from operations	(195,699)	-129%	(63,090)	-17%

Other (expense)/income, net	(16,432)	-11%	66,198	18%
Net income/(loss)	(212,131)	-140%	3,108	1%

Revenues

Revenues as a whole during Q3 2021 decreased by 58% or $210,672 in comparison to Q3 2020 mostly as a result of the reduction in demand for PPE’s and the inability to ship any SmartSoles during the quarter due to supply chain delays. We continue to gather pre-sale orders daily and expect SmartSole production to catch up with orders over the next few quarters. Additionally, we are seeing an uptick in PPE demand and increased sales as a result of the new COVID spike from the Delta variant.

Cost of goods sold

Cost of goods sold decreased by 63% or $117,179 during Q3 2021 in comparison to Q3 2020, primarily due to less IP and subscription revenues, and the reduction in PPE revenues from the lifting of COVID restrictions. However, total gross margin, still increased from 49% in fiscal 2020 to 55% in fiscal 2021.

Wages and benefits

Wages and benefits during Q3 2021 decreased $14,603 or 10% as compared to Q3 2020, primarily on lower staffing expenses.

Professional fees

Professional fees consist of costs attributable to consultants and contractors who primarily spend their time on legal, accounting, product development, business development, corporate advisory services and shareholder communications. Such costs increased $30,089 or 84% during Q3 2021 as compared to Q3 2020. Even though some professional fees have decreased as more responsibilities were transferred from outside contractors and consultants to in-house personnel, those fees related to investor relations and business development have increased due to new products lines and the impending release of the company’s updated SmartSole products.

Sales and marketing expenses

Sales and marketing expenses decreased by 19% or $1,159 during Q3 2021 in comparison to Q3 2020. Primarily due to initiating a PPE campaign in order to target a larger customer base.

General and administrative

General and administrative costs during Q3 2021 increased by $24,787 or 55% in comparison to Q3 2020 mostly due to an increase in reserves for bad debt expense, accounting fees and a large credit to travel in the previous 2020 comparable period. We expect these numbers to increase as we ramp up our overall business after the COVID crisis.

Other income/(expense), net

Other expense, net decreased 125% or $82,633 from Q3 2021 to Q3 2020 primarily as a result of the reduction in gains from securities, extinguishment of debt and derivative income that were recognized in the same period in 2020.

Net income/(loss)

Net income decreased by 6921% or $215,240 from Q3 2021 to Q3 2020 primarily as a result of the reduction in gains from securities, extinguishment of debt and derivative income that were recognized in the same period in 2020.

Nine Months Ended September 30, 2021 (“Q1-Q3 2021”) Compared to the Nine Months Ended September 30, 2020 (“Q1-Q3 2020”)

	Nine Months Ended September 30,
	2021		2020
	$	% of Revenues	$	% of Revenues

Product sales	397,963	73%	760,379	82%
Service income	143,715	27%	170,711	18%
IP royalties	-	0%	-	0%
Total revenues	541,678	100%	931,090	100%
Cost of products sold	200,055	37%	357,158	38%
Cost of service revenue	63,556	12%	113,627	12%
Cost of licensing revenue	-	0%	-	0%
Cost of goods sold	263,611	49%	470,785	51%
Gross profit	278,067	51%	460,305	49%

Operating expenses:
Wages and benefits	385,099	71%	476,825	51%
Professional fees	263,862	49%	196,893	21%
Sales and marketing expenses	74,821	14%	19,391	2%
General and administrative	159,702	29%	125,241	13%
Total operating expenses	883,484	163%	818,350	87%

Gain/(loss) from operations	(605,417)	-112%	(358,045)	-38%

Other (expense)/income, net	(152,629)	-28%	391,323	42%
Net income/(loss)	(758,046)	-140%	33,278	4%

Revenues

Revenues as a whole in Q1-Q3 2021 decreased by 42% or $389,412 in comparison to Q1-Q3 2020, a result of the reduction in demand for PPP’s and the inability to ship any SmartSoles during the quarter due to supply chain delays. We continue to gather pre-sale orders daily and expect SmartSole production to catch up with orders over the next few quarters. Additionally, we are seeing an uptick in PPE demand and increased sales as a result of the new COVID spike from the Delta variant.

Cost of goods sold

Cost of goods sold decreased by 44% or $207,174 during Q1-Q3 2021 in comparison to Q1-Q3 2020 primarily due to the purchases of health and safety inventories. The total gross margin increased from 49.4% in Q1-Q3 of 2020 to 51.3% 2021.

Wages and benefits

Wages and benefits during Q1-Q3 2021 decreased by 19% or $91,726 in comparison to Q1-Q3 2020, primarily on the reduction of costs related to retention bonuses.

Professional fees

Professional fees consist of costs attributable to consultants and contractors who primarily spend their time on legal, accounting, product development, business development, corporate advisory services and investor relations. Such costs increased $66,969 or 34% during Q1-Q3 2021 as compared to Q1-Q3 2020, primarily due to the Company’s increased need for outside consultants.

Sales and marketing expenses

Sales and marketing expenses increased by 286% or $55,430 during Q1-Q3 2021 in comparison to Q1-Q3 2020. Primarily due to costs related to the ramp up of increased health and safety products and the associated advertising.

General and administrative

General and administrative costs during Q1-Q3 2021 increased by $34,462 or 28% in comparison to Q1-Q3 2020 due to overall slowdown in business operations, we have reductions in travel, entertainment, tradeshows, parking, supplies and other general operational expenses, yet these decreases were offset by a $41k adjustment to accrued expenses that provide a positive credit to G&A in 2020.

Other income/(expense), net

Other expense, net decreased 139% or $543,951 from Q1-Q3 2021 to Q1 and Q2 2020 primarily as a result of a $91,470 net gain for the sales of marketable securities held for sale, the gain of $129,261 from the extinguishment of debt and the reduction in expenses related to derivatives of $152,586 that were recognized in 2020. These gains offset the net interest expense related to debt.

Net income/(loss)

Net loss increased by 2378% or $791,324 from Q1-Q3 2021 to Q1-Q3 2020 with GTX posting a profit of $33,278 in 2020. The 2020 profit was mostly attributable to the large gains recognized in sales from marketable securities, the extinguishment of debt and derivatives, reductions in debt and interest, and from the increased sales of our health and safety products. The 2021 revenues continue to be affected by worldwide supply chain delays which has led to below than expected revenues.

Liquidity and Capital Resources

As of September 30, 2021, we had $293,521 of cash and cash equivalents, and a working capital deficit of $2,416,934, compared to $76,912 of cash and cash equivalents and a working capital deficit of $2,894,105 as of December 31, 2020. The 20% or $477,171 reduction in negative working capital is a direct result of the Company’s efforts to reduce debt, increase inventory and having more cash and assets on-hand.

During the nine months ended September 30, 2021, our net loss was $758,046 compared to a net profit was $33,278 for the nine months ended September 30, 2020. Net cash used in operating activities for the nine months of 2021 and the nine months of 2020 was $378,026 and $416,016, respectively.

Net cash used in investing activities during the nine months ended September 30, 2021 was $63,242 and consisted of proceeds totaling $1,258 received from the sale of marketable securities and $64,500 in developments cost assets.

Net cash used by financing activities during the nine months ended September 30, 2021 was $657,877 and consisted of $17,123 in upon our lines of credit and loans, and $675,000 received from financings. During the nine months ended September 30, 2020, net cash provided by financing activities was $372,044 and consists of proceeds totaling $139,319 received from the line of credit, $250,000 from financings, $227,870 from government fundings as well as a $245,145 in payments on convertible notes and the line of credit. This reduction in additional financings is directly related to the Company not relying on convertible notes for financings, no new convertible notes issued, and the paying down of its debt in either the nine months ended September 30, 2021 or September 30, 2020.

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

In order to continue funding our growth, IP and working capital needs and new product development costs, during the third quarter of 2021 we have not needed to draw down on our credit line to fund purchase orders. However, no assurance can be given that the investor will provide the funding, if and when requested by us.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has stockholders’ deficit of $2,569,529 and negative working capital of $2,416,934 as of September 30, 2021 and used cash in operations of $378,026 during the current period then ended. A significant part of our negative working capital position at September 30, 2021 consisted of $737,395, of amounts due to various accredited investors of the Company for convertible promissory notes, loans and a letter of credit. The Company anticipates further losses in the development of its business. Please see the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2020 for more information regarding risks associated with our business.

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

On September 15, 2021, we issued 200,000 in restricted common stock to a consultant as part of their agreement.

The issuance of the above shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Label

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTX CORP

Date: November 15, 2021	By:	/s/ ALEX MCKEAN
Alex McKean,
Chief Financial Officer (Principal Financial Officer)

Date: November 15, 2021	By:	/s/ PATRICK BERTAGNA
Patrick Bertagna,
Chief Executive Officer

