Form 10-K
period 2021-12-31
GTX CORP
filed 2022-04-12
CIK 1375793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-53046

GTX Corp

(Exact name of registrant as specified in its charter)

Nevada	98-0493446
(State of incorporation)	(I.R.S. Employer Identification No.)

117 W 9th Street ; Suite 1214, Los Angeles, CA 90015	213-489-3019
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of each class registered:	Trading Symbol(s)	Name of each exchange on which registered:
None	GTXO	None

Securities registered under Section 12(g) of the Act:

Common Stock, Par Value $0.0001 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

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
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 30, 2021 was approximately $14,852. At April 11, 2022, there were 228,502,479 shares of the registrant’s common stock outstanding.

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

GTX Corp (OTC: GTXO) is a technology innovator in the global $40 billion wearable technology market. The company develops, manufactures, sells and distributes wearable monitoring and tracking GPS devices, stand-alone GPS devices, digital apps, BLE/NFC solution, encrypted RF military personnel and asset tracking solutions and protective medical supplies and devices. The dominate player in GTX’s product portfolio is its award-winning, patented GPS SmartSole® tracking and monitoring solution, which is the world’s first invisible wearable technology GPS tracking device created for those at risk of wandering due to Alzheimer’s, dementia, autism, and traumatic brain injury. The GPS SmartSole is reimbursable through Medicaid or various insurance providers and government agencies in some U.S. States, Canada, Norway, and the UK. GTX management continues to expand this program to include more states, countries, insurance providers.

Global Trek Xploration, Inc. was founded in 2002, and as part of a reverse merger became publicly traded in 2008, as a 100% wholly owned subsidiary of GTX Corp (OTC: GTXO), a Nevada corporation with offices in Los Angeles, California, and distributors and customers in all 50 U.S. states and in over 40 countries. GTX’s, patented, end-to-end hardware, software and middleware platform delivers tracking and monitoring solutions in vertical niche markets worldwide. We answer the “where is” question: such as, where is my mother, child, employee, soldier, pet, drone, artwork, or other high value assets, through its proprietary IoT (“Internet of Things”) enterprise platform.

GTX Corp owns 100% of the issued and outstanding capital stock of its two subsidiaries - Global Trek Xploration, Inc. (“Global Trek Xploration”) and LOCiMOBILE, Inc. (“LOCiMOBILE”). Both subsidiaries generate revenues through various business models – tracking and monitoring solutions, medical equipment and supplies, licensing of intellectual property and technology to the consumer, enterprise, and government agencies, and professional services. Utilizing GPS, cellular, Bluetooth Low Energy (“BLE”), Near Field Communications (“NFC”), Radio Frequency (“RF”), and WiFi technologies through a proprietary enterprise monitoring platform and licensing subscription business model, the Company offers a complete end to end solution of hardware, middleware, apps, connectivity, and professional services that can track and monitor people or assets at the touch of a button in real-time. In addition to selling products and monthly service subscriptions, the Company also generates revenues through licensing its technology and intellectual property, custom development projects and the sale of OEM medical devices and supplies. Its products and services are sold and distributed through a global business to business (“B2B”) and business to consumer (“B2C”) network of resellers, affiliates, distributors, non-profit organizations, local, state, and federal government agencies, police departments, manufacturers reps and retailers. Offering a variety of electronic and non-electronic devices and equipment, a proprietary Internet of things (“IoT”) enterprise monitoring platform and a licensing, subscription business model for its technology and intellectual property.

Since inception, GTX has developed, sold and commercially launched numerous products, including, its GPS Smart Shoes, SmartSoles, Bluetooth Low Energy (“BLE”) SmartSoles, hand-held GPS tracking devices, a proprietary custom military personnel and asset tracking solution, a weapons tracker, pet tracker, infant tracker and more than 20 smartphone and tablet Apps, all supported by its hosted and scalable backend monitoring platform and intellectual property portfolio. The Company has multiple product lines comprising of its core wearable tech SmartSole line, Military line, OEM devices and supplies, professional services, Near Field Communications (NFC) asset tracking and intellectual property licensing. The business units generate various revenue streams, such as product sales, recurring subscriptions, software, and intellectual property (IP) licensing, fees for custom hardware and software development, along with professional consulting, support, and maintenance services. Many of its products are protected by GTX’s intellectual property portfolio of issued patents, licensed patents, patents pending, registered trademarks, copyrights, URLs and a library of proprietary hardware and software designs. GTX’s customer base ranges from the U.S. military, foreign military, public health authorities and municipalities, emergency, and law enforcement, first responders, private schools, assisted living facilities, NGOs, business enterprises, senior care homes and direct to consumer.

Media recognition is an important component of GTX’s marketing strategy and over the years, the company and its GPS SmartSole have been featured on CNN, Good Morning America, The Doctors, Fox News, Discovery Channel, ABC, NBC, CBS, The New York Times, LA Times, U.S.A. Today, the LA Business Journal, AARP, Keeping up with the Kardashians and numerous other television, radio, magazine, and newspaper media outlets worldwide.

The Company maintains several Internet websites, blogs and social media sites including; www.gtxcorp.com, www.gtxmask.com, www.locimobile.com, www.trackmyworkforce.co, and www.gpssmartsole.com. Our annual reports, quarterly reports, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and other information related to this Company, are available, free of charge, on our corporate website as soon as we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission. The Company’s various Internet websites and the information contained therein, or connected thereto, are not, and are not intended, to be incorporated into this Annual Report on Form 10-K. Our principal executive offices are located at 117 W 9th Street, Los Angeles, California, 90015 and our main telephone number is (213) 489-3019. The information on, or that can be accessed through, our websites is not part of this report, and you should not rely on any such information in making any investment decision relating to our common stock.

Our business is comprised of one reportable segment.

BUSINESS UNITS

1)	Tracking and Monitoring Technology - Our SmartSole line of wearable footwear technology is designed for people with cognitive memory disorders, such as Alzheimer’s, dementia, autism, and traumatic brain injury (“TBI”). Approximately 9 million people in the U.S. and over 100 million worldwide expected to reach 277 million by 2050 fall under this umbrella of people with cognitive disorders. Typically, these people tend to wander and require some wander guard technology and remote oversight. The SmartSoles are comfortable orthotic insoles embedded with a GPS and cellular tracking module, so that a caregiver can know in real time where a loved one is at the touch of a button from any smartphone or computer. The Company also leverages its technology platform for use in high value asset tracking such as drones, small light weight cargo, and other high value mobile assets that require a robust, small footprint and low power consumption hardware and software platform. GTX has been working on expanding this unit to include Short Range and Logistics tracking, utilizing BLE and NFC technology for tracking valuable assets across the supply chain, such as expensive clothing, wines, foods, or pharmaceuticals. BLE - Bluetooth Low Energy and NFC – Near Field Communication are a short-range wireless protocol that triggers data exchange from one device to another. The chip is about the size of a nickel and can be attached, embedded, sewn, glued, embroidered, and even ironed on or otherwise affixed to just about any person or product, including print materials, packaging, and wearables.

2)	Medical Supplies – In 2020 the Company expanded its product line from medical devices to high quality Health & Safety protective equipment and supplies, ranging from hearing assisted technology to masks, sanitizing equipment, UV sterilization equipment, and rapid test kits. With many of its products made or sourced in the U.S.

3)	IP and Technology licensing- many of our patents were issued over the past 10 years and we continue to add new patents to our portfolio, and as GPS and wearable technology becomes more ubiquitous and used in numerous products, the GTX intellectual property portfolio is garnering interest within the tech community. GTX is currently engaged in a licensing and monetization campaign. Over 150 companies that could potentially license some or all our IP have been identified and so far, the Company has signed 14 licensing agreements and generated over $1 million dollars in license fees.

CORPORATE STRATEGY

Management’s corporate strategy is to continue to build and grow GTX as a health & safety medical and wearable technology company that provides turnkey solutions for the consumer, enterprise, and government. Most of the GTX tracking and monitoring products are sold with a monthly, quarterly, or annual subscription service plan or licensing fees ranging from $2.00 to $35.00, per month per monitored asset. In addition to product sales and recurring subscription fees, the Company also generates revenues through software and IP licensing. Many of our patents have filing dates going back to 2004, 2005 and 2006, have ongoing open continuations, with many of patent claims being used in the marketplace today, providing and opportunity for the Company to license its IP to other technology companies. Part of our strategy is to identify new companies or existing companies that launch new products that are a potential licensee candidate.

As part of our long-term growth strategy, we are focused on launching new medical and tracking wearable products, either internally developed or acquired through licensing, that stand alone or can be part of our SmartSole platform that help grow our subscriber base or increase our average revenue per subscriber. New product development can lead to new IP, hence strengthening our IP portfolio creating additional licensing opportunities. Collectively this approach feeds on one another whereby we can build steady recurring revenue streams. Launching new products, new vertical sales channels and building out our patent portfolio are the key drivers for growth. The more products we develop and sell, the more subscribers we bring onboard. And, as our patent portfolio grows and evolves, so do our licensing opportunities. To date we have built a network of strategic global partners, a robust technology platform of proprietary hardware and software and a growing intellectual property (IP) portfolio. The GTX product lines of embedded smart wearable GPS devices, Stand-Alone GPS devices, Digital Apps, BLE/NFC solution, encrypted RF military personnel and asset tracking solutions and protective medical supplies and devices are sold direct to the consumer (“B2C”), to the enterprise business to business (“B2B”), and to local, state, federal and international government agencies , through our network of resellers, affiliates, distributors, non-profit organizations, military and police departments, manufacturers reps and retailers. The Company has been ramping up its product distribution and sales channels and, as of December 31, 2021, the Company had live units in the field and / or paying subscribers in over 40 countries, with customers and distributors in Canada, Mexico, Europe, Latin America, Asia, the Middle East, and parts of Africa. In the U.S. the Company sells direct to the consumer through its online ecommerce platform, a host of retailers and resellers along with hundreds of online affiliates. The Company also manages direct B2B enterprise and government sales through its business development team and advisors. The B2B initiatives comprise of supporting existing distributors along with bringing on new distributors, working with U.S. and Foreign agencies, to support existing business and secure new business, and domestically to work with local, state, and federal agencies to acquire reimbursement codes for its line of SmartSoles. To date GTX has been issued a vendor number for reimbursement in 11 U.S. states and internationally in Canada, Norway, Sweden and in the U.K. the National Health Services (“NHS”) began conducting regional pilots for the wander assistive GPS SmartSoles, in urban centers with high populations of seniors afflicted with dementia. Under these reimbursement programs, the SmartSoles are either partially (50% to 60%) or sometimes up to (100% including the monthly subscriptions) paid for or subsidized by the local, state, or federal grants or through insurance reimbursement. As additional resources become available, we plan to apply for new grants and private insurance reimbursement along with other health and municipal services both domestically and in other countries. Where granted, the subsidies lower the cost of buying and owning our tracking products, which can result in an increase in customers and revenues.

INDUSTRY OVERVIEW

Smart wearable technology is becoming ubiquitous, and it is starting to find its way into all parts of the global society. Miniature electronic devices that are worn by a person, commonly referred to as wearables, are continuing a strong upward trajectory evident by the likes of Nike, Garmin, Google, Samsung, Apple, Verizon and a host of other fortune 100 companies that have entered into this space. Wearable Technology is on the rise in personal fitness, wellness, healthcare, and business use. CCS Insight (a provider of market information, data analysis and market intelligence) recently updated its outlook on the future of wearable tech, indicating that 411 million smart wearable devices, worth a staggering $34 billion, were be sold in 2020.

Location-Based Services (LBS) and Real-Time Location Systems (RTLS), published by Markets and Markets, are expected to grow from USD 16.0 billion in 2019 to USD 40.0 billion by 2024, at a Compound Annual Growth Rate (“CAGR”) of 20.1%. This growth will be fueled because it is now possible for a network of physical objects (humans, vehicles, buildings, infrastructure, equipment of all shapes and types) to collect and exchange data and to communicate and work together. This enables devices, sensors and systems to operate autonomously in pursuit of goals and objectives set by the human architects of the system. We believe that accurately identifying the location of a person or assets in real time will be a key driver in many applications for the consumer, enterprise, and government sectors.

The Caregiving Innovation Frontiers (“CIF”) study by the Longevity Network, used analysis and research from Parks Associates found that an estimated 117 million Americans will need assistance of some kind by 2022, but the number of unpaid caregivers is only expected to reach 45 million in the same year. This demand represents a $279 billion revenue opportunity over the coming years across six different business areas identified in the study, with 80% of spending being out-of-pocket costs. Technology solutions and remote health monitoring systems that enable family caregivers to monitor the location of elderly persons could provide key relief, according to the report. The CIF report outlined six areas for business opportunities, with huge potential for revenue grabs. Technology represents an opportunity across all the service areas, according to the Association of American Retired Persons (AARP). Most family caregivers (67% of them) want to use technology to monitor their loved one’s health and safety, but only about 10% are doing so right now, leaving a lot of room for growth.

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

The rising need for real-time location systems (RTLS) and wearable location-based services (LBS) is influenced by several factors, among them:

●	Universal awareness and expanding penetration of GPS enabled mobile smartphones & tablets (estimated 2 billion devices).
●	Personal and asset security concerns affecting a greater portion of the population. This includes the increased awareness related to global terrorism, active shootings, natural disasters, and general unrest.
●	Increasing numbers of elderly or memory impaired (Alzheimer’s, dementia, autism, etc. approximately 9 million in U.S. and according to the World Health Organization who estimates that Alzheimer’s will reach 135 million worldwide by 2050).
●	Corporations needing to manage worker productivity, efficiency, and logistics.
●	Government agencies, law enforcement and military need to track personnel and assets.
●	Massive lifestyle adoption of location-based advertising and social networking.

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

The LBS and RTLS market have grown considerably over the past few years and is expected to grow further with increasing portable personal digital assistant (“PDA”) based e-commerce. The overall market is expected to grow from $15.04 billion in 2016 to $77.84 billion by 2021, at a CAGR of 38.9%.

CORPORATE STRUCTURE

GTX Corp is a Nevada corporation which operates two 100% wholly owned subsidiaries Global Trek Xploration, Inc. and LOCiMobile, Inc.

Global Trek Xploration is a California corporation which engages in the business of, design, development, manufacturing, and sales of medical devices and supplies, and Global Positioning Satellite (“GPS”), Cellular, Radio Frequency (“RF”) Near Field Communications (“NFC”) WiFi and Bluetooth low energy (“BLE”) monitoring and tracking solutions. GTX is vertically integrated and provides hardware, software, and connectivity, delivering a location-based platform that enables subscribers to track in real time the whereabouts of people, or high valued assets. Our proprietary GPS devices, which consist of a miniature quad-band General Packet Radio Service (“GPRS”) transceiver, custom antenna, circuitry, battery, and inductive charging pad can be customized and integrated into numerous form factors. The finished products are then placed or worn so that their location and movement can be monitored in real time over the Internet through our 24x7 tracking portal or on a web-enabled cellular telephone. The tracking portal is fully scalable and has been licensed to several partners both in the U.S. and internationally. It is a secure platform equipped with a database, application-programming interface (“API”) for custom integration, and communication SMS gateway software and hardware. Subscriber internet communications are routed through GTX’s proprietary, fault-tolerant, carrier-class, and application-specific interface software. Our Location Data Center services are also offered to non-Global Trek Xploration products and hardware systems (i.e. handsets and personal electronics) of major electronics manufacturers through the offer and sale of exclusive licenses (either geographical, regional or product categories).

Markets that Global Trek Xploration is currently in, or is exploring, include:

●	Families with members who have Alzheimer’s and or dementia, including developmentally challenged adults;
●	Elder care support, life-style management, and e-health applications;
●	Adults and children with cognitive disorders such as Autism and TBI;
●	High value asset tracking and location capability of drones, bikes, motorcycles, containers, luggage, artwork, and other mobile valuable assets that require monitoring or tracking;
●	GIG Economy mobile work force;
●	Security for high-level executives, field workers, first responders, journalists, government employees;
●	Military and law enforcement;
●	Biometrics, health, safety, and wellness; and
●	Accessories and peripherals.

LOCiMOBILE, Inc., our other 100% wholly owned subsidiary, is a Nevada based corporation which develops and owns a suite of mobile tracking applications (“Apps”) that turn the latest Smartphones and tablets such as iPhone®, iPad, Google Android and other GPS enabled handsets into a tracking and location based real-time tracking device which can be viewed through the GTX IoT tracking portal from any internet connected device. In the enterprise market GTX is best known for the App, Track My Work Force, which allows employers to easily track and monitor the whereabouts and mileage of their employees, drivers and sales reps, through their Smartphone or tablet. The Company continues to rollout new and innovative products which will include a series of applications that will be geared for the enterprise user, by offering “private label” versions of our popular consumer Apps to companies looking for a more personalized and secure methods of keeping track of their employees. Our roadmap also consists of additional applications for the iPad, other tablets, smart TV’s, and more applications for the iPhone and Google Android operating systems. Our goal is to expand our user base community, increase the value of our brand, and generate revenues from App sales, monthly subscriptions and advertising.

We are a “smaller reporting company” as defined in the Exchange Act. We may take advantage of certain of the scaled disclosures available to smaller reporting companies until the fiscal year following the determination that our voting and non-voting common stock held by non-affiliates is more than $250 million measured on the last business day of our second fiscal quarter, or our annual revenues are less than $100 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter.

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

CUSTOMERS

The Company, along with its international distributors, services thousands of consumers, hundreds of businesses, and dozens of local, state, and federal government agencies, across 6 continents. GTX also sells products and services to the U.S. Military and law enforcement agencies and is an approved government contractor. Other GTX customers include public health authorities, municipalities, and Universities, in the U.S., Canada and across Europe. GTX also has a vendor number in 11 U.S. States and sells to local and state agencies supported by Medicare and Medicaid. Other customers range from retailers, healthcare facilities, private schools, assisted living facilities, NGOs, small business enterprises, senior care homes, and security companies. The Company also has several branded products and sells direct to the consumer.

INTELECTUAL PROPERTY

GTX’s IP portfolio not only supports the Company’s core product lines by creating barriers of entry to competitors, but also underscores the Company’s intrinsic value and generates revenues from out bound licensing. Our early investment in IP dates to 2002 and demonstrates GTX’s commitment to developing innovative technology in the growing wearable GPS, LBS and RTLS space. The GTX IP portfolio underpins its business and provides support across all its business units. The portfolio addresses three core areas: Footwear, Communication and International coverage and as of December 31, 2021 we had twenty-two (22) patents and several trademark registrations. These include eighteen (18) issued U.S. utility patents, three of which are insole patents, two (2) issued U.S. design patents, and two (2) other pending U.S. utility patent applications. We also have two (2) issued Mexican utility patents and one (1) pending European foreign national patent application based on our U.S. filings. In addition to the five (5) comm protocol’s (program-to-program communications access methods), which falls under GTX U.S. Patent 8,760,286, commonly referred to as the 286 GTX patent family, GTX also has several patents on the device side. The international multi- pronged IP protection approach is part of the overall intellectual property strategy protecting all aspects of the GTX enterprise and value of its hardware and platform

GTX also has under license one (1) U.S. patent and twelve (12) foreign patents. Included under the IP portfolio GTX has U.S. trademark registrations including, but not limited to, registrations for the marks “LOCi” and “LOCIMOBILE.” In addition, another U.S. trademark application for “GPS SMART SOLE SATELLITE MONITORING AND REALTIME TRACKING”, “GTX CORP”, and “WITH YOU.”

As part of our outbound IP licensing monetization campaign in June 2016 we signed a revenue share monetization agreement with Inventergy Innovations, LLC (“Inventergy”), a subsidiary of Inventergy Global, Inc. (NASDAQ: INVT), the first licensing agreement was signed for the monetization campaign was signed in the first quarter of 2019, with last settlement in fourth quarter of 2020. Prior to December 13, 2021, when we terminated our agreement with Inventergy by not renewing their license, we had signed 14 settlements valued at approximately $250,000 in licensing fees, which represented less than what was expected in the original agreement, which led both parties to mutually dissolve the partnership.

Due to Covid and other resource related circumstances the GTX IP campaign stalled during 2021 and after several months of analysis on how to revamp the campaign it was mutually agreed by the BOD of Inventergy and GTX, that GTX should take back full control of its patents and the licensing strategy. Effective November 20, 2021, GTX dissolved its patent license agreement with Inventergy, LLC whereby Inventergy transferred and assigned back to GTX all rights, title and interest in each of the Patents, consistent with what was specified in Section 4.1 of the original agreement, including all (sole) responsibility for future prosecution and maintenance of the Patents, including any rights to receive any further royalties, compensation, revenue share for any past present or future monetization effort, effectively relinquishing its fifty-five (55%) ownership interest, back to GTX. Subsequently in December of 2021 the USPTO granted a notice of allowance on a patent application which covers different aspects of the GPS SmartSole product, and we expect to receive more patents covering other aspects on related applications in the future as we continue to expand our IP portfolio in the wearable technology space, especially as the global wearable medical device market continues to grow and expecting to reach $9.4 billion by 2022. This 4th patent helps solidify our portfolio with respect to wearable tracking and monitoring technologies embedded in footwear. That came on the heels of another office action from the USPT on our com protocol family of patents which allowed an additional Patent which now GTX has filed ongoing open continuations for both patents which we expect will further enhance the portfolio and strengthen our licensing strategy.

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

The Company has several key strategic relationships established both on the supply side and the distribution side. Some of the key partners on the supply side are Atlantic Footcare (which manufactures our SmartSoles), Spline (our engineering firm), Nordic (which manufactures our GPS and Cellular electronics) and Telefonica (which provides our global connectivity). On the distribution side, we have numerous partnerships worldwide, ranging from distributors, health organizations, and retailers.

RESEARCH and DEVELOPMENT

As an emerging tech company our long-term growth is predicated on making investments in R&D and Intellectual Property. This year we took the opportunity to invest in our future, by ramping up NFC, BLE and 4G development projects. We are integrating our NFC tags with Blockchain technology and started developing a secured, scalable middleware layer that sits in-between our NFC devices and third-party backend platforms. We started working with several partners that provide various vertical specific Block chain, IoT and AI backend platforms but needed a secure and seamless flow of data from hardware to backend. This middleware lawyer is industry agnostic and is designed to help drive NFC hardware business and other IoT device sales. We also continued testing our Near Field Communication (NFC) Temperature Trackers, which provide real-time temperature sensing and data logging across the supply chain necessary with transportation of perishables; food, drinks, pharmaceuticals, and other temperature sensitive products that can be negatively affected by conditions in transit. This is still a new business silo that has not begun generating revenue, but we see this new technology as a natural extension into the world of asset tracking, taking us beyond humans to tracking and monitoring of perishable shipments of food, beverages, biopharmaceuticals, live organs and many other temperature sensitive shipments. In addition to temperature sensing we are now looking into NFC tags that can authenticate products, addressing the multibillion dollar worldwide counterfeit market.

GROWTH STRATEGY

We have developed a multi-prong business model approach; business-to-business (B2B), business-to-consumer (B2C), Government and Military sales, and licensing of our technology and IP. We have successfully proven out all our models in a small scale. With B2C, we continue to invest in e-commerce and once we can hit critical mass with lower pricing, we will expand into the mass consumer markets. With B2B our strategy is to establish more partners and relationships with key industry leaders who will embed our technology into their products to sell to their established customer base. In addition, we plan to continue working with the Military both in the U.S. and abroad. Lastly, we plan to continue to identify companies that can license our IP. This approach requires time and capital to grow, however it is also diversified so that all our eggs are not in one basket and once scaled can show rapid growth. As a growing underfinanced company, we have managed to prove out our business models and now need to scale. Management believes that once we have the resources to scale any of these models or all of them, we can expect to see steady and sustainable growth. We are actively raising capital to meet our growth strategies through an Offering Statement on Form 1-A, filed on October 15, 2021 and qualified on October 27, 2021.

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

There are numerous competitors for GPS products in general, and for our LOCiMOBILE® smart phone applications, including Location Based Technologies, Inc., Google Latitude, Foursquare, Trimble Navigation, Inc., Brick House Security, Verizon, and Trackimo, Inc. Many of our competitors are better financed than we are and/or have greater marketing and scientific resources than we can provide. We are also aware of a number of domestic and foreign competitors that offer much lower quality products in order to gain market share. The U.S. Government systems integration business is intensely competitive and subject to rapid change due to new requirements and budget allocation. We compete with many military suppliers and other large and diverse companies attempting to enter or expand their presence in the U.S. Government market. Many of the existing and potential competitors have greater financial, operating, and technological resources than we have. The competitive environment may require us to make changes in our pricing, services, or marketing. The competitive bidding process involves substantial costs and a number of risks, including significant cost and managerial time to prepare bids and proposals for contracts that may not be awarded to us, or that may be awarded, but for which we do not receive meaningful revenues. Accordingly, our success depends on our ability to develop services and products that address changing needs and to provide people and technology needed to deliver these services and products. In the government services sector, our competition includes large systems integrators and defense contractors. Some of these competitors include global defense and IT service companies such as, Northrop Grumman and Raytheon. However so far being small and nibble along with our ability to deliver product and services, quickly, at a fair market price and customize products on demand, have been to our advantage, over many larger competitors.

EMPLOYEES AND CONSULTANTS

As of December 31, 2021, the Company had ten full-time and part-time employees along with three consultants and four commission-based sales personnel. Any selling, marketing, technical, IT and/or software development work that is not handled by our employees, advisors, or sales personnel, is outsourced to qualified contractors and consultants. The Company has over a dozen active outside consultants and contractors which are hired on an as needed basis.

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

Forward-Looking Statements

We make forward-looking statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report based on the beliefs and assumptions of our management and on information currently available to us. Forward-looking statements include information about our possible or assumed future results of operations, which follow under the headings “Business”, “Liquidity and Capital Resource”, and other statements throughout this report preceded by, followed by or include the words “believes”, “expects”, “anticipates”, “intends”, “plans”, “estimates” or similar expressions.

Any number of risks and uncertainties could cause actual results to differ materially from those we express in our forward=looking statements, including the risks and uncertainties we describe below and other factors we describe from time to time in our periodic filings with the SEC. We therefore caution you not to rely unduly on any forward-looking statement. The forward-looking statements in this report speak only as of the date of this report, and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments, or otherwise.

Risks and Uncertainties

Risks related to the COVID-19 Pandemic

The COVID-19 pandemic has affected our business in many different ways, and may continue to amplify the risks and uncertainties facing our business and their potential impact on our financial position, results of operations, and cash flows.

The COVID-19 pandemic has significantly affected U.S. consumer shopping patterns and caused the overall health of the U.S. economy to deteriorate. In 2021 and 2022, our sales growth was most pronounced in lower margin categories with an increased percentage originated through our digital channels. While some of the changes in customer shopping patterns in connection with the COVID-19 pandemic may be temporary, others could become long-lasting. If the shifts in our category sales mix to lower-margin merchandise and fulfilling a significantly larger percentage of our sales through digital channels become long-lasting and we are unable to offset the lower margin and increased costs of fulfilling orders outside of our traditional in-store channel with efficiencies, cost-savings, or expense reductions, our results of operations could be adversely affected.

Shifts in shopping patterns during the COVID-19 pandemic have also significantly affected our inventory position and disrupted our supply chain. At times we have been unable to procure certain merchandise items in the quantities our customers seek, including those most in demand due to the COVID-19 pandemic. If we have additional times where we are unable to re-stock those products for an extended period, it may lead to lost sales and negatively affect our results of operations. Our vendors have been and may be affected by the COVID-19 pandemic in differing ways. Some financially distressed vendors may be unable to survive the COVID-19 pandemic, which would require us to seek alternative vendors, while others are having difficulty supplying us products in the quantities our customers seek, which could negatively affect our results of operations.

Our Company, digital channels, and distribution center have remained open during the COVID-19 pandemic. We have incurred significant SG&A expenses related to efforts to protect the health and well-being of our team members. Most of our headquarter’s operations have transitioned to remote working arrangements, which has amplified our already extensive reliance on computer systems and on our continued and unimpeded access to the Internet to use those systems. During parts of the COVID-19 pandemic, we have had to temporarily alter other parts of our operations, including adjusting our in-store returns process, suspending physical inventory counts. Those temporary alterations to our operations have at times negatively affected, and in the future could negatively affect, the guest experience, sales, and our results of operations. In addition, if guests or team members have negative perceptions about the cleanliness and safety of our stores in light of the COVID-19 pandemic, our reputation, the guest experience, sales, and our results of operations could be adversely affected.

A continued and prolonged deterioration in the health in the U.S. economy could lead to a reduction in our sales in the future, which could magnify any negative effects of the COVID-19 pandemic on our results of operations and negatively and materially affect additional areas of our business.

The full extent of the impact of the COVID-19 pandemic on our business, financial position, and results of operations may not be known for an extended period and will depend on future developments, many of which are outside of our control, including the duration and spread of the COVID-19 pandemic, the availability and effectiveness of the COVID-19 vaccines, and related actions taken by the U.S., state, local, and international governments, which are uncertain and cannot be predicted. If the COVID-19 pandemic continues without improvement or worsens, its impacts could be more prolonged and may become more severe. The fluidity of this situation limits our ability to predict the ultimate impact of COVID-19 on our business, financial condition, and financial performance, which could be material.

RISKS RELATED TO CLIMATE

We may suffer climate related risks in the future

The industry-led Task Force on Climate-related Financial Disclosures (TCFD) establishes recommendations for disclosing clear, comparable and consistent information about the risks and opportunities presented by climate change. It is expected to help companies better demonstrate responsibility and foresight in how they consider climate change issues, make smarter, more efficient allocations of capital and facilitate the transition towards a more sustainable, low-carbon economy.

GTX Corp believes that decision-useful climate-related information in mainstream reports is needed more than ever. The TCFD recommendations fit well into our commitment to conduct business in a financially, environmentally and socially responsible way. We believe the TCFD recommendations will assure investors that GTX Corp takes climate change seriously and works proactively to understand the risks and opportunities to our business related to climate change.

We will take a step-wise approach to incorporate climate-related disclosures as per the TCFD recommendations into our Annual Report; Below is a summary of how GTX Corp addresses the risks related to climate change.

All our decisions are driven by the Triple Bottom Line (TBL) business principle: a commitment to do business in a way that is financially, environmentally and socially responsibility.

Our risk management process is governed by our Executive Management and is designed to ensure that key business risks are effectively identified, assessed and mitigated so that they do not affect the company’s ability to achieve its business objectives.

Climate-related risks are identified and assessed through the risk management system. So far, neither the short-term nor the medium-term risk of climate change at company level has been material/critical in terms of potential direct impacts. The risks have therefore been identified, assessed and mitigated through individual departments or business units.

For the upstream production and sourcing of components GTX Corp performs an annual risk assessment of all active direct spend items and vendor combinations on the approved supplier list. The assessment includes likelihood of disruption paired with financial implications. The risk assessment serves to provide input for risk mitigation in sourcing categories, and consequently prioritise actions to prevent or minimise the impact of supply disruptions on manufacturing. The assessment includes a natural hazards risk rating of supplier locations, provided by external insurance companies. The risk rating is related to various parameters, including flooding, earthquake, wind speed, tornado, hail storm, and lightning.

RISKS RELATED TO OUR BUSINESS

We will need additional funding in the near future to continue our current level of operations and growth.

As of December 31, 2021, we had a working capital deficit of $2,829,165 and an accumulated deficit of $26,053,384. In addition, for the year ended December 31, 2021, we had a loss of $1,200,458. Revenues generated from our current operations are not sufficient to pay our on-going operating expenses. In addition to product and services sales, our working capital needs in 2021 were partially funded by the sale of approximately $356,866 in “PPE’s, the sale of our preferred securities as part of a Securities Purchase Agreement (“SPA”) for $675,000. Therefore, we continue to obtain additional funding from the sale of our securities or from strategic transactions in order to fund our current level of operations.

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

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses of $1,200,458 and $368,407 for the years ended December 31, 2021 and 2020, respectively, has incurred losses since inception resulting in an accumulated deficit of $26,053,384 as of December 31, 2021, and has negative working capital of $2,829,165 as of December 31, 2021. A significant part of our negative working capital position on December 31, 2021 consisted of $758,000, of amounts due to various accredited investors of the Company for convertible promissory notes, loans and a letter of credit, as well as the current portion of $74,953 in CARE loans. The Company anticipates further losses in the development of its business.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of debt or equity is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, or its attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

We have had operating losses since formation and expect to continue to incur net losses for the near term.

We currently have a working capital deficit and our current and projected revenues are not sufficient to fund our anticipated operating needs. We have reported net losses of $1,200,458 and $368,407 for the years ended December 31, 2021 and 2020, respectively. While we anticipate that revenues will increase in 2022, unless our sales increase substantially in the near future, we will continue to incur net losses in the near term, and we may never be able to achieve profitability. In order to achieve profitable operations, we need to significantly increase our revenues from the sales of product, subscriptions and licensing fees. We cannot be certain that our business will ever be successful or that we will generate significant revenues and become profitable. As a result, an investment in our company is highly speculative and no assurance can be given that our business model will be successful and, therefore, that our stockholders will realize any return on their investment or that they will not lose their entire investment.

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

Our projected revenues in 2022 rely on the scaling of the our new 4G LTE GPS SmartSole®, adding subscribers, increasing our military business, growing our OEM and IP monetization business, and continuing the sales of PPE and other related medical products and supplies.

Due to the financial slow down of 2021 which impacted our subscription business and launch our new 4G LTE SmartSoles, we did not generated adequate revenues in 2021 from the sales of the SmartSoles and from on-going subscription fees to cover all of our operating expenses. Our revenue projections for 2022 assume that the revenues we generate from the SmartSole, including subscriptions will increase from the amount generated in 2021 and that our other business units will grow accordingly. However, we cannot predict the future and continued market acceptance of the SmartSole product line. Accordingly, it is uncertain whether our revenues will equal our internally projected levels. Failure to reach our target revenue levels will materially, and adversely, affect our financial condition.

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

We believe it is imperative to our success that we obtain significant market recognition to compete in our various markets. Accordingly, it is important that we establish market recognition for our brands in order to be able to continue to be a material participant in the large markets that we are addressing. To date, we have utilized various marketing and free media exposure and have tried to build market recognition both directly for our products and also by tying our products to our LOCiMOBILE Apps that we own. However, because of our lack of funding and limited resources, our ability to quickly establish our brands may be severely hampered.

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

The market for telecommunications-based products and services is characterized by rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards. These market characteristics are exacerbated by the emerging nature of this market and the fact that many companies are expected to continually introduce new and innovative products and services. Our success will depend partially on our ability to introduce new products, services, and technologies continually and on a timely basis and to continue to improve the performance, features and reliability of our products and services in response to both evolving demands of prospective customers and competitive products. There can be no assurance that any of our new or proposed products or services will maintain the limited market acceptance that we have to date established. Our failure to design, develop, test, market and introduce new and enhanced products, technologies and services successfully so as to achieve market acceptance could have a material adverse effect upon our business, operating results and financial condition.

There can be no assurance that we will not experience difficulties that could delay or prevent the successful development, introduction, or marketing of new or enhanced products and services, or that our new products and services will adequately satisfy the requirements of prospective customers and achieve significant acceptance by those customers. Because of certain market characteristics, including technological change, changing customer needs, frequent new product and service introductions and evolving industry standards, the continued introduction of new products and services is critical. Delays in the introduction of new products and services may result in customer dissatisfaction and may delay or cause a loss of revenue. There can be no assurance that we will be successful in developing new products or services or improving existing products and services that respond to technological changes or evolving industry standards.

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

If we are not able to take advantage of developments in technology and address changing consumer demand on a timely basis, we may experience a decline in the demand for our services, be unable to implement our business strategy and experience reduced profits.

Our industries are rapidly changing as new technologies are developed that offer consumers an array of choices for their location-based needs and allow new entrants into the markets we serve. In order to grow and remain competitive, we will need to adapt to future changes in technology, enhance our existing offerings and introduce new offerings to address our customers’ changing demands. If we are unable to meet future challenges from competing technologies on a timely basis or at an acceptable cost, we could lose customers to our competitors. We may not be able to accurately predict technological trends or the success of new services in the market.

The deployment of our 4G network is subject to a variety of risks, including those related to equipment and spectrum availability, unexpected costs, and regulatory permitting requirements that could cause deployment delays or network performance issues. These issues could result in significant costs or reduce the anticipated benefits of the enhancements to our products. If our services fail to gain acceptance in the marketplace, or if costs associated with the implementation and introduction of these services materially increase, our ability to retain and attract customers could be adversely affected.

In addition to introducing new offerings and technologies, we must phase out outdated and unprofitable technologies and services. If we are unable to do so on a cost-effective basis, we could experience reduced profits. In addition, there could be legal or regulatory restraints on our ability to phase out current services.

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

The market for our products is characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changing customer demands and evolving industry standards, any of which can render existing products obsolete. We believe that our future success will depend in large part on our ability to develop new and effective products in a timely manner and on a cost-effective basis. As a result of the complexities inherent in our products, major new products and product enhancements can require long development and testing periods, which may result in significant delays in the general availability of new releases or significant problems in the implementation of new releases. In addition, if we or our competitors announce or introduce new products our current or future customers may defer or cancel purchases of our products, which could materially adversely affect our business, operating results and financial condition. Our failure to develop successfully, on a timely and cost-effective basis, new products or new product enhancements that respond to technological change, evolving industry standards or customer requirements would have a material adverse effect on our business, operating results and financial condition.

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

As of March 31, 2022, our executive officers and directors, in the aggregate, beneficially own shares representing approximately 0.003% of our common stock as well as super voting rights due to the Directors’ ownership of Preferred A shares (see Footnote #13). Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination. On matters submitted to our stockholders for approval, holders of our common stock are entitled to one vote per share. If our executive officers and directors choose to act together, they would have significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these individuals, if they chose to act together, would have significant influence on the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

As of December 31, 2021, we had short term convertible notes with outstanding principal balances totaling $758,000 and during the first quarter of 2022 we did not enter into any additional short term convertible notes all of which can potentially be convertible into shares of the Company’s common stock at prices less than the then-prevailing market price. The lenders for these convertible notes have a financial incentive to convert the notes and realize the profit equal to the difference between the conversion price and the market price. If the convertible notes are converted, the price of our common stock could decrease. See further discussion regarding the conversion features of our convertible debentures in footnote 8 of our Financial Statements included herein.

During 2021, we converted notes payable with principal balances of approximately $149,373 owed to various investors into 10,661,660 shares of our common stock. Our average market price during 2021 was $0.0244 per share. Although our goal is to limit future issuances of such convertible notes, no assurance can be given that we will not have to raise funds from these types of investments in the future.

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

Our articles of incorporation authorizes the issuance of up to 2,071,000,000 shares of common stock with a $0.0001 par value, of which 224,502,481 common shares were issued and outstanding as of December 31, 2021 (we also are authorized to issue 10,000,000 preferred shares with a par value of $0.0001, 1,000,000 of which have been issued and are outstanding Series-A, 180 of which have been issued and outstanding Series-B, and 525 of which have been issued and outstanding Series-C). From time to time we may increase the number of shares available for issuance in connection with our equity compensation plans. Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of preferred stock and may choose to issue some or all of such shares to provide additional financing or acquire more businesses in the future.

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

On December 14, 2021, the Company received correspondence form the Securities and Exchange Commission to update it’s 10K for fiscal year ended December 31, 2020, under the Controls and Procedures in Section Item 9A. In both a verbal phone call on December 23, 2021 and in written communication on January 20, 2022, it was agreed that the Company could make its response in the current 10K for the fiscal year ended December 31, 2021, which covers both years.

ITEM 2.	DESCRIPTION OF PROPERTIES

We have executive, administrative, and operating offices at 117 W 9th Street, Suite 1214, Los Angeles, California 90015. Our office space is approximately 1,600 square feet and consists of executive and administrative workspace for a base rent of $1,710 per month, plus an additional 630 square feet for inventory and storage for an additional $530 per month (that was used until April 30, 2021), both are on a month-to-month basis.

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

Market Information.

Our common stock is quoted on the over-the-counter market on the OTCBB trading platform under the symbol “GTXO.” And first began trading on April 17, 2008. The following table sets forth the high and low sale prices for our common stock on the OTCBB for the periods indicated. The quotations below reflect inter-dealer prices, without retail mark-up, mark down, or commission, and may not necessarily represent actual transactions:

	Year Ended
	December 31, 2021
	High	Low
Quarter ended March 31, 2021	$0.09	$0.0116
Quarter ended June 30, 2021	$0.03421	$0.0165
Quarter ended September 30, 2021	$0.0288	$0.0116
Quarter ended December 31, 2021	$0.0233	$0.0105

	Year Ended
	December 31, 2020
	High	Low
Quarter ended March 31, 2020	$0.0214	$0.008
Quarter ended June 30, 2020	$0.0209	$0.00985
Quarter ended September 30, 2020	$0.0247	$0.0082
Quarter ended December 31, 2020	$0.0157	$0.0062

Holders of Record.

As of December 31, 2021, an aggregate of 225,502,481 shares of our common stock were issued and outstanding and were owned by approximately 279 holders of record, based on information provided by our transfer agent. The foregoing number of record holders does not include an unknown number of stockholders who hold their stock in “street name.”

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

On January 27, 2021, we issued 3,800,004 in shares of common stock to an investor who converted their preferred C shares at a strike price of $0.015.

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
2021
Equity compensation plans approved by security holders	-	$-	2,234,877
Equity compensation plans not approved by security holders	-	-	-
Total	-	$-	2,234,877

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the audited financial statements and related notes included elsewhere in this registration statement. Certain statements contained in this registration statement, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of our company and the products and services we expect to offer and other statements contained herein regarding matters that are not historical facts, are “forward-looking” statements. Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also forward-looking statements which involve risks, uncertainties, and assumptions. Because forward-looking statements are inherently subject to risks and uncertainties, our actual results may differ materially from the results discussed in the forward-looking statements.

Overview

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

Year in Review

2021 brought us continued Covid related opportunities and setbacks. Early in the year, we stated we could not accurately predict how long the Personal Protection Equipment (“PPE”) business would remain in demand, and based on the current events and sales trends, we expected to transition out of many PPE products, focusing only on the strong sellers while ramping up for the launch of our new SmartSoles, NFC Blockchain platform and other wearable medical devices. Then came the Delta and Omnicom variants, which spiked demand for supplies and test kits, which we were able to support that demand, but that also created logistic delays in the supply chain and slowed down work productivity due to stay at home sick policies, and labor shortages, all of which impacted the launch of our 4G SmartSoles and our ongoing intellectual property licensing campaign.

On the medical supply side we managed to stay in front of it, had inventory on hand or great relationships with our vendors which allowed us to respond quickly to the demand and maintain our ability to ship 99% of all orders within 1-2 business days. Even during Q1 2022 we continued to sell supplies and test kits and keep enough inventory on hand to fill incoming orders. Even with the overall setbacks and restrictions due to COVID, which brought about a reduction in revenues, we still managed to maintain product sales, service our customer base, and reduced our general expenses. We sold hundreds of thousands of PPE items to a wide range of entities such as essential businesses, assisted living facilities, pharmacies, Fortune 1,000 companies, hospitals, police departments, non-profits, and local, state, and federal government agencies, in every State across the U.S. positioning GTX as a trusted health & safety supplier of high-quality products which helped increase our brand awareness.

However subscriptions were down for the year and lower than expected due to COVID-19 and because many of the cellular providers worldwide transitioned to 4G and 5G shutting down 2G and 3G in many parts of the world. Even though we had been planning for the 2G and 3G shutdown we had no way to plan for COVID. Most of our distributors and B2B customers stopped placing new orders in the 4th quarter of 2019, allowing for them to sell out of their existing inventory ahead of receiving our new 4G products. The 2G and 3G shutdown also had an impact on our B2C subscriptions as consumers were experiencing connectivity issues in certain geographical areas and suspended their subscriptions. In spite of these temporary setbacks, we saw and continue to see a steady flow of pre-orders for our 4G SmartSoles and expect to see subscriptions ramp up during the first quarter of 2022. Continuing throughout the year 2021, we saw significant sales coming from COVID Rapid Test Kits.

On the business development front, we continued to look at expanding our presence in our market by signing collaboration agreements and working with new partners on selling and developing new products in the tracking, biometrics, block chain and health and wellness space. We are still in the early stage of exploring different concepts, and avenues, but we are making progress and expect to have a more detailed roadmap in the coming months. We had a lot of collaboration and partnership activity during 2021. We strengthened our partnership with KGH, which enabled us to sell product into many different government channels. We signed a distribution agreement with OPU lab which enabled us to distribute COVID Pre-screening test kits. We formed alliances with Inner Scope, and Halberd Corporation, and started selling their health and wellness products. We signed collaboration and distribution agreements with Life Connect and GBT Technologies, to add their medical devices to our SmartSole platform. That development is in progress and we expect to make some announcements in the coming months.

We also continued to grow our brand awareness, by being featured in CIO Magazine with a 6-page spread highlighting the Company as one of the 10 Most Innovative Companies to watch in 2021. We were also mentioned in a Smart Footwear Market Research Report, and we attended 2 LD Micro Conferences (one virtual and one in person)

On October 27, 2021, the Company registered an Offering Statement on a Form 1-A (“Reg A”). This offering relates to the sale of up to 86,677,500 shares of our common stock (the “Shares”) at a price of $0.03 per share, for total offering proceeds of up to $2,600,325 if all offered shares are sold. 66,675,000 of such Shares are being offered directly by the Company, for offering proceeds up to $2,000,250, and 20,002,500 Shares are being offered by selling securityholders for offering proceeds up to $600,075. There is no minimum offering amount and no provision to escrow or return investor funds if any minimum number of shares is not sold. The minimum investment amount established for each investor is $10,000. All funds raised by the Company from this offering will be immediately available for the Company’s use. All funds raised by the selling securityholders from this offering will be retained by the selling securityholders.

The Company intends to use the proceeds predominately in the following 5 categories:

1.	Inventory and raw material procurement, to offset current supply chain delays and support the current and future product demand.
2.	Marketing and advertising to promote our new 4G SmartSoles and longevity revolution rollout.
3.	R&D across all our technology – hardware, software, firmware and apps.
4.	Intellectual Property, by filing more patents and revamping our monetization licensing campaign.
5.	Grow our insurance reimbursement and 3rd party payer programs.

Management believes investing in these 5 categories should increase revenues, enhance its IP portfolio, bring new products to the market and strengthen the Company’s overall position in the marketplace.

At the end of the fourth quarter of 2021, we began production of our next generation GPS SmartSoles, which will utilize a host of new technologies, including CatM1, NB-IoT, enhanced Wifi, and Bluetooth, for better accuracy, faster location requests, less power consumption, and most importantly, the ability to connect through Bluetooth to other medical devices through our SmartSole platform, transforming our GPS footwear into a mobile hub that will not only transmit location data but also medical data. This new feature will be protected through a recent patent the company was issued which specifically addresses Bluetooth communication. This new hardware platform will also be small enough and robust enough to be embedded into a variety of other wearable technology and offered as a licensed hardware platform as well. The demand for the GPS SmartSoles continues to be strong as we begin fulfilling pre-orders orders in Q1 of 2022. Subscriptions which, as mentioned above, were affected by Covid-19 and supply chain issues, based on our pre-orders going into 2022 we expect subscriptions to start ramping up quickly as soon as we begin fulfilling pre-orders.

On the IP front, in December of 2021, the USPTO sent us two notices of allowance for two new patents. One for the GPS SmartSoles and the other for the Comm Protocol, both these patents have now been issued, which helps strengthen our competitive barriers and could increase the value of our outbound licensing campaign. Due to Covid and other resource related circumstances the GTX IP campaign did stall during 2021, and after several months of analysis on how to revamp the campaign it was mutually agreed by the BOD of Inventergy and GTX, that GTX would take back full control of its Comm Protocol patents which it had licensed at a 55% equity stake to Inventergy in 2016 and the outbound licensing strategy. Effective November 20, 2021, GTX dissolved its patent license agreement with Inventergy, LLC whereby Inventergy transferred and assigned back to GTX all rights, title and interest in each of the Patents, consistent with what was specified in Section 4.1 of the original agreement, including all (sole) responsibility for future prosecution and maintenance of the Patents, including any rights to receive any further royalties, compensation, revenue share for any past present or future monetization effort, effectively relinquishing its fifty-five (55%) ownership interest, back to GTX. Subsequently, in December of 2021 the USPTO granted a notice of allowance on a patent application which covers different aspects of the GPS SmartSole product, and we expect to receive more patents covering other aspects on related applications in the future as we continue to expand our IP portfolio in the wearable technology space, especially as the global wearable medical device market continues to grow and expecting to reach $9.4 billion in 2022. This fourth patent helps solidify our portfolio with respect to wearable tracking and monitoring technologies embedded in footwear. That came on the heels of another office action from the USPT for our 6th comm protocol family patent which was allowed. GTX has filed ongoing open continuations for both of these patents which we expect will further enhance the portfolio and strengthen our licensing strategy.

On the balance sheet front, we continued to reduce our debt and outstanding payables, took on no new debt and pre-paid close to $72,000 of SmartSole component inventory.

As we look over the horizon into 2022, we are optimistic and seeing encouraging signs. One thing is for certain, there is a big desire for innovation and new solutions in the wearable technology healthcare industry post COVID-19 era, along with continued demand for PPE while the pandemic is still not fully behind us. GTX has been at the forefront of many innovative technologies, we pivoted early into the PPE business at the start of the pandemic and built an entire new business unit under extremely challenging conditions, so we know we are resilient, determined, and confident and will continue to garner new opportunities in order to grow shareholder value.

Sources of Revenue

Our main sources of revenue are product sales, recurring subscriptions, technology and intellectual property licensing, and professional services.

Product Sales

●	During 2020-2021 the majority of our product sales came from medical supplies, as determined by COVID-19 demand.
●	Post COVID we expect the majority of our product sales will consist of our core products lines, i.e. SmartSoles, Take-Along-Trackers and other hardware related tracking technologies.

Other Revenue:

●	Subscription monitoring fees - charged to customers/subscribers for our web-based tracking and information services.
●	Licensing of our patents, technology and software platforms.
●	Professional fees for new product designs and support and maintenance of existing products.

Costs and Expenses

Cost of Revenue

●	Hardware - consists primarily of manufacturing and assembly of raw materials.
●	Recurring – usage fees for data and 24/7 access to our platform.
●	Licensing – legal, USPTO and related filing fees and maintenance fees and engineering development costs.

Operating Expense

●	Operating expenses consists primarily of SG&A, which includes, but is not limited to payroll, rent, infrastructure and communication, professional fees and other related office expenses.

Sales and Marketing Expense

●	Sales and marketing expenses for the purchase of advertising time/space.

Other Expense

●	Depreciation and amortization expense.

Research and Development Expense

●	Consists of costs related to the development of new products.

Key Business Metrics

In addition to our GAAP financial information, we utilize several performance indicators. Below are several key metrics we use to manage and evaluate our business, measure our performance, identify trends affecting our business and make strategic decisions:

●	# of new customers
●	# of subscribers, current, new and churn
●	# of new product launches
●	# of new geographical territories
●	# of 3rd party payers, i.e. Medicare

Results of Operations

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Annual Report.

The following table represents our statement of operations for the years ended December 31, 2021 and 2020:

	Years ended December 31,
	2021		2020
	$	% of Revenues	$	% of Revenues

Product sales	407,357	69%	830,829	78%
Service income	182,083	31%	208,441	20%
IP royalties	-	-%	20,000	2%
Total revenues	589,440	100%	1,059,270	100%
Cost of goods sold	334,184	57%	598,963	57%
Gross Margin	255,254	43%	460,307	43%

Operating expenses:
Wages and benefits	501,544	85%	621,347	59%
Professional fees	337,627	57%	252,765	24%
Sales and marketing expenses	75,391	13%	28,091	3%
General and administrative	245,238	42%	185,315	17%
Total operating expenses	1,159,800	197%	1,087,519	103%

Gain/(loss) from operations	(904,546)	-153%	(627,212)	-59%

Other expense/income, net	(295,912)	-48%	258,805	24%
Net loss	(1,200,458)	-202%	(306,407)	-35%

Revenues

Revenues as a whole in fiscal 2021 decreased by 44% or $469,830 in comparison to fiscal 2020 mostly as a direct result of the overall setbacks and the restrictive lockdowns due to COVID, which in turn brought about a reduction in IP and subscription revenues, however we still managed to grow our product revenues, grow our customer base, expand our product lines, maintain good profit margins, and reduced our general expenses. Product sales decreased 51% or $423,472 in fiscal 2021 in comparison to fiscal 2020, which is a attributable to our pivot in early March 2020 to expand our health and safety product line into the Personal Protective Equipment (“PPE”) business, which though strong in 2021, was not in as much demand in 2020 as COVID restrictions were reduced. Included in product sales are related party PPE donations of $5,250.

We increased our customer base by at least 2,000 for fiscal 2020 compared to fiscal 2019, and again by over a 1,000 in 2021.

During the year ended December 31, 2021, the Company’s customer base and revenue streams were comprised of approximately 37.57% B2B (Wholesale Distributors and Enterprise Institutions), 60.70% B2C (consumers and government agencies who bought on the behalf of consumers, through our online ecommerce platform and through Amazon, Google and iTunes), 0.00% IP (our monetization campaign from consulting, licensing and asserting our patents) and 1.73% Military and Law Enforcement.

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

Cost of goods sold

Cost of goods sold decreased by 44% or $264,779 during fiscal 2021 in comparison to fiscal 2020, due to lower sales. As a result, total gross margin, remained basically steady at 44-45% in fiscal 2020 and 2021.

Wages and benefits

Wages and benefits for fiscal 2021 decreased by $119,803 or 19% as compared to fiscal 2020, primarily to the decrease of salaries for a reduction in a senior executives’ salary and support staff.

Professional fees

Professional fees consist of costs attributable to consultants and contractors who primarily spend their time on legal, accounting, product development, business development, corporate advisory services and shareholder communications. Such costs increased $84,862 or 34% in fiscal 2021 compared to fiscal 2020. This was as a result of fees related to the registration of our Regulation A and continued IP legal fees to maintain and apply for patents and stock-based compensation related to consulting services.

Sale and marketing expenses

Sales and marketing expenses increased by 168% or $47,300 during 2021 in comparison to 2020. Primarily due to the initiation and maintenance of a PPE campaign in order to target a larger customer base.

General and administrative

General and administrative costs during fiscal 2021 increased by $59,923 or 32%, in comparison to fiscal 2020, mostly due to increases in depreciation and amortization as we amortize the development costs of developing our next gen SmartSoles, and about $80,000 in positive adjustments made in 2020. We expect these numbers to increase as we ramp up our overall business after the COVID crisis.

Other expense/income, net

Other expense/income in fiscal 2021 decreased 554,717 or 214%, in comparison to fiscal 2020. This is primarily as a result of losses from the extinguishment of debt, interest expense and financing cost and the amortization of debt discounts.

Net loss

Net loss during fiscal 2021 increased by $832,052, or 226%, in comparison to the net loss incurred during fiscal 2020 primarily as a result of the decrease in PPE related sales as the pandemic crisis ebbed and as the supply chain delays pushed the start of our SmartSole 4G launch until the first quarter of 2022, as well as non-cash related other expenses related to losses on the extinguishment of debt, financing and interest expense and the amortization of debt discounts.

On an earnings per share basis, we saw a reduction in share loss from ($0.01) in 2020 to ($0.01) in 2021.

Liquidity and Capital Resources

As of December 31, 2021, we had $138,342 in cash and $55,016 of other current assets, and $3,136,981 of current liabilities, resulting in a working capital deficit of $2,829,165 compared to $76,912 in cash and a working capital deficit of approximately $2,894,105 as of December 31, 2020.

Net cash used in operating activities was $497,684 for fiscal 2021 compared to net cash used of $556,556 for fiscal 2020. The decrease in net cash used in operating activities was largely attributed to the net change in non-cash items that includes: stock based compensation, loss on the extinguishment of debt, the elimination of derivative income and the interest and financing costs on note assignments and the net change in operating assets and liabilities that includes increased spending for inventory, the payment of accounts payable and accrued expenses, including interest expense attributable to the reduction in debt.

Net cash used by investing activities during fiscal 2021 was $98,763 and net cash provided by investing activities during fiscal year 2020 was $146,200, respectively and consisted of proceeds from the sale of marketable securities.

Net cash provided by financing activities during fiscal 2021 was $657,877 and consisted of proceeds totaling $675,000 in proceeds from the sale of preferred shares of stock with payments on debt and the lines of credit of $17,123. Net cash provided by financing activities during fiscal 2020 was $362,068 and consisted of proceeds totaling $227,870 received from advances under CARE loans, $139,319 from two lines of credit and $250,000 in proceeds from the sale of preferred shares of stock with payments on debt and the lines of credit of $255,121. Thus, reducing our borrowings through notes by $177,148 or 19% from 2020 to 2021.

We expect to continue to generate revenues from all our business units from existing product sales, recurring subscriptions, software and Intellectual Property licensing, military and professional services. We also expect to see new revenues come in from recently launched products and products that are scheduled for launch throughout 2022 however, even though existing product sales and recurring subscriptions are starting to become more consistent, the amount of revenues is still unpredictable and may not be sufficient to fund all our working capital needs. Accordingly, we anticipate that we will have negative cash flow from our operations and, therefore, will have to raise additional capital in order to fund our operations in 2022.

In order to continue funding our working capital needs and our product development costs we continued to draw upon our Lines of Credit with an accredited investor and our bank (see Notes Payable Footnote #c & #d for more information), which resulted in $0 of draws and repayments of $15,000 against this balance in fiscal year 2021. Additionally, during 2021, we entered into a Securities Purchase Agreement (“SPA”) with three accredited investors which led to a $675,000 infusion of cash in return for Preferred B shares, Preferred C shares and Warrants. Further, the Company is actively raising capital through an Offering Statement on Form 1-A, filed on October 15, 2021 and qualified on October 27, 2021.

In fiscal 2021, we did not draw upon our Lines of Credit with an accredited investor or our bank (see Notes Payable Footnote #c & #d for more information), as the Company only made payments of $15,000. In fiscal 2020 we had $139,319 in draws and repayments of $215,604 against this balance. Additionally, during 2020, we entered into a Securities Purchase Agreement (“SPA”) with three accredited investors which led to a $675,000 infusion of cash in return for Preferred B shares, Preferred C shares and Warrants in 2021.

Subsequent to October of 2018 and through the beginning 2023, except for a government backed PPP loan and the exchange of employee payables for long-term notes, the Company has not taken any new debt.

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

As noted above, based on budgeted revenues and expenditures, unless revenues increase significantly, we believe that our existing and projected sources of liquidity may not be sufficient to satisfy our cash requirements for the next twelve months. Using currently available capital resources, management believes we can conduct planned operations for 120 days. Accordingly, management believes we need to raise a minimum of $300,000 to remain in business for the next 12 months. The sale of additional equity securities will result in additional dilution to our existing stockholders. Sale of debt securities could involve substantial operational and financial covenants that might inhibit our ability to follow our business plan. Any additional funding that we obtain in a financing is likely to reduce the percentage ownership of the Company held by our existing security-holders. The amount of this dilution may be substantial based on our current stock price, and could increase if the trading price of our common stock declines at the time of any financing from its current levels. We may also attempt to raise funds through corporate collaboration and licensing arrangements. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to grant licenses on terms that are not favorable to us. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain the needed additional funding, we may have to further reduce our current level of operations, or, may even have to totally discontinue our operations.

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses of $1,200,458 and $368,407 for the years ended December 31, 2021 and 2020, respectively, has incurred losses since inception resulting in an accumulated deficit of $26,053,384 as of December 31, 2021, and has negative working capital of $2,829,165 as of December 31, 2021. A significant part of our negative working capital position at December 31, 2021 consisted of $758,000, of amounts due to various accredited investors of the Company for convertible promissory notes, loans of $40,640, a letter of credit with a balance of $7,000 and short-term CARE loans of $74,953. The Company anticipates further losses in the development of its business.

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

Licensing Revenue

Licensing revenue recorded by the Company relates exclusively to the Company’s License and Partnership agreement with Inventergy which provides for ongoing licensing based on monetization of IP licenses. The Company recognizes revenue for licensing under ASC 606, which provides revenue recognition constraints by requiring the recognition of revenue at the later of the following: 1) sale or usage of the products or 2) satisfaction of the performance obligations. The Company has satisfied its performance obligations and therefore recognizes licensing revenue when the sales to which the licensing relate are completed. During the years ended December 31, 2021 and 2020 the Company recognized 0 and 1 settlements for a total of $20,000 in licensing revenue, respectively.

During the year ended December 31, 2021, the Company’s customer base was comprised of approximately 37.57% B2B (Wholesale Distributors and Enterprise Institutions), 60.70% B2C (consumers and government agencies who bought on the behalf of consumers, through our online ecommerce platform and through Amazon, Google and iTunes), 0.00% IP (our monetization campaign from consulting, licensing and asserting our patents) and 1.73% Military and Law Enforcement. During the year ended December 31, 2020, the Company’s customer base was comprised of approximately 69.95% B2B (Wholesale Distributors and Enterprise Institutions), 33.61% B2C (consumers and government agencies who bought on the behalf of consumers, through our online ecommerce platform and through Amazon, Google and iTunes), 1.87% IP (our monetization campaign from consulting, licensing and asserting our patents) and 0.56% Military and Law Enforcement.

Product Warranty

The Company’s warranty policy provides repair or replacement of products (excluding GPS Shoe devices) returned for defects within ninety days of purchase. Warranty liabilities are recorded at the time of sale for the estimated costs that may be incurred under our standard warranty. As of December 31, 2021, products returned for repair or replacement have been immaterial. Accordingly, a warranty liability has not been deemed necessary.

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

On December 31, 2020, it was determined that the Company had no derivative liabilities.

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

Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on the evaluation as of December 31, 2021, for the reasons set forth below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act, as amended). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013) to evaluate our control environment, risk assessment, information and communication, monitoring activities, and existing control activities. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Based on our assessment, management concluded that, as of December 31, 2021, our disclosures and procedures were effective.

As a result, management concluded that, as of December 31, 2021, the Company’s internal control over financial reporting were effective for the size of our Company. However, there can be no assurance that implementation of any change will be completed in a timely manner or that it will be adequate once implemented. To the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

No Attestation Report by Independent Registered Accountant

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

Limitations on Effectiveness of Controls and Procedures

The Company’s management does not expect that its disclosure controls or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors. Each of our directors was elected by the stockholders and serves until his or her successor is elected and qualified.

The board of directors currently has no nominating or compensation committee.

Our Chief Executive Officer serves pursuant to an employment agreement that was automatically extended for one year on March 14, 2022, and that will automatically be extended for successive one-year periods if not cancelled by either party. See “Item 10, Executive Compensation – Employment Agreements.”

The following table sets forth information regarding our executive officers and directors.

Name	Position Held	Age	Date First Appointed
Patrick E. Bertagna	President, Chief Executive Officer and Chairman of the Board	58	March 14, 2008
Alex McKean	Chief Financial Officer	57	October 3, 2011
Christopher M. Walsh	Director	72	July 1, 2015, Retired January 31, 2020
Louis Rosenbaum	VP of Operations & Finance, Director	71	March 14, 2008 (Director) March 1, 2015 (VP)
Andrew Duncan	Director, Audit Committee Member, Corporate Secretary and Treasurer	57	April 2, 2010

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

Audit Committee

The Company has established a standing Audit and Finance Committee (the “Audit Committee”) for purpose of overseeing accounting and financial reporting processes and audits of financial statements for the Company. The Audit Committee held one meeting in 2021. Members of the Audit Committee are the COO (Chair), CEO and CFO.

The Audit Committee’s responsibilities include:

●	appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;

●	pre-approving auditing and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;

●	reviewing the overall audit plan with our independent registered public accounting firm and members of management responsible for preparing our consolidated financial statements;

●	reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures as well as critical accounting policies and practices used by us;

●	coordinating the oversight and reviewing the adequacy of our internal control over financial reporting;

●	establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns;

●	recommending based upon the audit committee’s review and discussions with management and our independent registered public accounting firm whether our audited financial statements shall be included in our Annual Report on Form 10-K;

●	monitoring the integrity of our consolidated financial statements and our compliance with legal and regulatory requirements as they relate to our consolidated financial statements and accounting matters;

●	preparing the audit committee report required by SEC rules to be included in our annual proxy statement;

●	reviewing all related person transactions for potential conflict of interest situations and approving all such transactions; and

●	reviewing quarterly earnings releases.

All services, other than de minimis non-audit services, to be provided to us by our independent registered public accounting firm must be approved in advance by our audit committee.

All members of our audit committee will meet the requirements for financial literacy under the applicable rules and regulations of the SEC and the Nasdaq listing rules. Our board of directors has determined that  the CFO qualifies as an “audit committee financial expert” within the meaning of applicable SEC regulations. In making this determination, our board of directors considered the nature and scope of experience that our CFO has had throughout his career as a financial and accounting executive. Our board of directors has determined that all of the directors that are members of our audit committee satisfy the relevant independence requirements for service on the audit committee set forth in the rules of the SEC and the Nasdaq listing rules. Both our independent registered public accounting firm and management will periodically meet privately with our audit committee.

Both our independent registered public accounting firm and our internal financial personnel will regularly meet with, and have unrestricted access to, the audit committee.

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

Based solely on its review of the copies of reporting forms received by the Company, the Company believes that no Forms 4’s were required to be filed as required under Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table. The following table sets forth the compensation for the fiscal years ended December 31, 2021 and 2020 for services rendered to us by all persons who served as our Chief Executive Officer and our Chief Financial Officer and most highly compensated executive officers other than our Chief Executive Officer and Chief Financial Officer (collectively, the “Named Executive Officers”) who received compensation in excess of $100,000 in 2021.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 12/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)(3)	Total ($)
Patrick Bertagna(1)	2021	150,000	-	-	-	16,000	166,000
	2020	150,000	500	-	-	1,000	151,500

Alex McKean(2)	2021	96,000	-	-	-	-	96,000
	2020	96,000	500	-	-	-	96,500

(1)	Mr. Bertagna, our Chief Executive Officer has agreed to defer portions of his salary in an effort to preserve cash for other working capital needs of the Company. In 2021, Mr. Bertagna accrued wages, $15,000 for allowances and $1,000 for Board of Director fees thru December 31, 2021. As of December 31, 2021, Mr. Bertagna has accrued $43,850 of his 2021 salary compensation.

(2)	Mr. McKean, our Chief Financial Officer has agreed to defer portions of his salary in an effort to preserve cash for other working capital needs of the Company. As of December 31, 2021, Mr. McKean has accrued $35,950 of his 2021 salary compensation.

(3)	The values shown in this column include Director fees, additional employee benefits paid including travel, health insurance, auto lease payments and cellular phone service. During 2021 these expenses, other than the Director fees, where applied against previous year’s accruals.

Outstanding Equity Awards

None.

Severance and Change in Control Benefits

None.

Benefits upon Death or Disability

None.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Tax and Accounting Treatment of Compensation

Section 162(m) of the Internal Revenue Code places a limit of $1.0 million per person on the amount of compensation that we may deduct in any one year with respect to our Chief Executive Officer and certain of our other executive officers. While the Board of Directors considers deductibility factors when making compensation decisions, the board also looks at other considerations, such as providing our executive officers with competitive and adequate incentives to remain with us and increase our business operations, financial performance and prospects, as well as rewarding extraordinary contributions. No compensation to named executive officers exceeded this threshold in 2021.

We account for equity compensation paid to our employees under the rules of FASB ASC Topic 718, which requires us to estimate and record an expense for each award of equity compensation over the service period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued. We have not tailored our executive compensation program to achieve particular accounting results.

Policies on Ownership, Insider Trading, Hedging And 10b5-1 Plans

We do not have formal stock ownership guidelines for our employees or directors, because the Board of Directors is satisfied that stock and option holdings among our employees or directors, are sufficient at this time to provide motivation and to align this group’s interests with those of our stockholders. In addition, we believe that stock ownership guidelines are rare in companies at our stage, which means that ownership requirements would put us at a competitive disadvantage when recruiting and retaining high-quality executives.

Our insider trading policy, which is incorporated into our Code of Business Conducts and Ethics prohibits certain actions by our Executive Officers relating to buying and selling our common stock. Our executive officers are authorized to enter into trading plans established according to Section 10b5-1 of the Exchange Act with an independent broker-dealer (“broker”) designated by us. These plans may include specific instructions for the broker to exercise vested options and sell Company stock on behalf of the executive officer at certain dates, if our stock price is above a specified level or both. Under these plans, the executive officer no longer has control over the decision to exercise and sell the securities in the plan, unless he or she amends or terminates the trading plan during a trading window. Plan modifications are not effective until the 31st day after adoption. The purpose of these plans is to enable executive officers to recognize the value of their compensation and diversify their holdings of our stock during periods in which the executive officer would be unable to sell our common stock because material information about us had not been publicly released. As of the record date, no named executive officer had a trading plan in place.

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

The following table summarizes the compensation of each of our directors who is not also a named executive officer for their service as a director for the year ended December 31, 2021. The compensation of Mr. Bertagna, who serves as a director and as our Chief Executive Officer, is described above in the Summary Compensation Table.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Louis Rosenbaum(1)	-	-	-	N/A	N/A	1,000	1,000
Andrew Duncan(2)	-	-	-	N/A	N/A	1,000	1,000
Christopher Walsh(3)	-	-	-	N/A	N/A	-	-

(1)	Mr. Rosenbaum has provided executive management services to the Company in previous years. Mr. Rosenbaum earned $96,000 in 2021 relating to operations and finance services, and $1,000 for Board of Director fees. As of December 31, 2021, Mr. Rosenbaum has deferred $26,025 of his 2021 consulting compensation and $1,000 of his director’s compensation.

(2)	Mr. Duncan also provides executive management services to the Company. Mr. Duncan earned $18,000 in 2021 for business development and intellectual property licensing services, and $1,000 for Board of Director fees. As of December 31, 2021, Mr. Duncan has deferred $0 of his 2021 consulting compensation and $1,000 of his director’s compensation.

(3)	Mr. Walsh, retired from the Board of Directors, effective January 31, 2020 and thus did not earn any payment for his time as a director in 2020 or 2021.

Employment Agreements

The following are summaries of the employment agreements with the Company’s executive officers:

Patrick E. Bertagna, our Chief Executive Officer and President, is employed pursuant to a written agreement dated as of March 14, 2008. The agreement was for a term of two years, but contained a provision under which the agreement is automatically extended for additional one-year periods unless either party provides written notice to the contrary at least 60 days prior to the end of the term then in effect. As such, Mr. Bertagna receives a base salary of $150,000 per year; however, in order to preserve cash for other working capital needs, Mr. Bertagna has agreed to accrue portions of his salary in the past and he is continuing to do so in 2021. He is entitled to adjustments to his base salary based on certain performance standards, at the Company’s discretion, as follows: (i) a bonus in an amount not less than fifteen percent (15%) of yearly salary, to be paid in cash or stock, if the Company has an increase in annual revenues and Mr. Bertagna performs his duties within the time frame budgeted for such duties at or below the cost budgeted for such duties and (ii) a bonus, to be paid in cash or stock at the Company’s sole discretion, equal to $12,500 for every one million of the Company’s outstanding common stock purchase warrants that are exercised.

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

The following table sets forth certain information as of March 31, 2022, regarding the beneficial ownership of our common stock by (i) each stockholder known by us to be the beneficial owner of more than five percent of our common stock, (ii) by each of our executive officers named in the Summary Compensation Table and our directors and (iii) by all of our executive officers and directors as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned. Unless otherwise noted in the table, the address for each of the persons identified is 117 W 9th Street; Suite 1214, Los Angeles, CA 90015. Beneficial ownership is calculated based upon 228,502,479 shares of common stock issued and outstanding as of March 31, 2022.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Common Stock
Patrick E. Bertagna	312,509 shares	0.001%
CEO and Chairman of the Board

Alex McKean	54,489 shares	0.000%
Chief Financial Officer

Louis Rosenbaum	133,901 shares	0.000%
VP of Operations & Finance, Director

Andrew Duncan	205,848 shares	0.001%
Director, Corporate Secretary and Treasurer

Christopher Walsh	70,830 shares	0.000%
Director

All directors and named executive officers as a group (5 persons)	777,577 shares	0.003%

Other greater than 5% ownership Shareholders None	0 shares	0.000%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

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

Related Party Transactions. During 2021, officers and directors accrued $105,825 of deferred back salary and $3,000 of director fees.

Except as described above, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Securities and Exchange Commission Regulation S-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Audit Committee has appointed M&K CPAS, PLLC as our independent registered public accounting firm on January 11, 2021. The following table shows the fees that were paid or accrued by us for audit and other services provided by our current auditor M&K CPAS, PLLC:

	2021	2020
Audit Fees (1)	$56,000	$49,633
Audit-Related Fees (2)	6,500	-
Tax Fees (3)	3,950	3,950
All Other Fees	-	-
Total	$66,450	$53,583

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our quarterly financial statements and those services normally provided in connection with statutory or regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. This information is presented as of the latest practicable date for this annual report.

(2)	Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.” This category primarily includes services relating to our Registration Statement filed with the Securities Exchange Commission during 2021.

(3)	M&K CPAS, PLLC does not provide us with tax compliance, tax advice or tax planning services. This is provided by Bessolo & Haworth, LLP.

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

Exhibit Number	Description

3.1	Articles of Incorporation of the Registrant filed with the State of Nevada on April 7, 2006(1)
3.2	Amended and Restated Bylaws of the Registrant(2)
4.1	Certificate of Amendment on Issuance of Preferred A shares(3)
4.2	Certificate of Designation on Issuance of Preferred B shares(4)
4.3	Certificate of Designation on Issuance of Preferred C shares(4)
10.1	Form of a Securities Purchase Agreement and Warrant Agreement(5)
10.2	2008 Equity Compensation Plan(6)
10.3	Employment Agreement between the Registrant and Patrick E. Bertagna dated March 14, 2008(7)
10.4	Form of Securities Purchase Agreement (August 2011 Private Placement)(8)
10.5	Form of Warrant Agreement (August 2011 Private Placement)(8)
10.6	Form of Subscription Application (August 2011 Private Placement)(8)
10.7	Form of Note and Share Purchase Agreement (Q4 2014 and Q1 2015)(9)
10.8	Form of Convertible Promissory Note (Q4 2014 and Q1 2015)(9)
10.9	Form of Warrant Agreement (Q1 2015)(9)
10.10	Form of Note and Warrant Purchase Agreement (Q2 2016)(10)
10.11	Form of Promissory Note (Q2 2016)(10)
10.12	Definitive Agreement, dated June 16, 2016, between the Company and Inventergy Innovations, LLC*(11)
10.13	Form of Promissory Note Issued to Officers(12)
10.14	Form of Military Purchase Order with Edwards Airforce Base(13)
10.15	Form of Convertible Note (2018)(14)
10.16	Form of Promissory Note issued to RB Capital Partners, Inc.(15)
10.17	Asset Purchase Agreement, dated June 27, 2019, by and between Inpixon and GTX Corp(16)
10.18	Patent Assignment and License-Back Agreement by and between Inpixon and GTX Corp(16)
10.19	Patent License Agreement by and between Inpixon and GTX Corp^(16)
10.20	General Conveyance, Bill of Sale and Assignment by and between Inpixon and GTX Corp(16)
10.21	Patent License Agreement, dated June 27, 2019, by and between Inpixon and Inventergy(16)
10.22	Consulting Agreement, dated June 27, 2019, by and between Inpixon and GTX Corp(16)
10.23	Form of Promissory Note to Inpixon(16)
10.24	Form of a Series B Securities Purchase Agreement and Warrant Agreement(17)
10.25	Form of Regulation A Subscription Agreement(18)
10.26	Offering Statement on Form 1-A, filed on October 15, 2021(18)
10.27	Offering Circular on Form 253(g)(2), filed on November 9, 2021(19)
14.1	Code of Business Conduct and Ethics(2)
16.1	Letter from Weinberg & Company P.A.(20)
21.1	List of Subsidiaries(9)
23.1	Report of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation

(1)	Previously filed on the Registrant’s Registration Statement on Form SB-2 as filed December 12, 2006 and incorporated herein by reference.
(2)	Previously filed on the Registrant’s Current Report on Form 8-K filed with the SEC on March 20, 2008 and incorporated herein by reference.
(3)	Previously filed on the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 19, 2018 and incorporated herein by reference.
(4)	Previously filed on the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2020 and incorporated herein by reference.
(5)	Previously filed on the Registrant’s Annual Report on Form 10-K filed with the SEC on March 30, 2020 and incorporated herein by reference.
(6)	Previously filed on May 23, 2008 as an exhibit to our Registration Statement on Form S-8 (File No. 333-151114) and incorporated herein by reference.
(7)	Previously filed on the Registrant’s Current Report on Form 8-K filed with the SEC on March 20, 2008 and incorporated herein by reference.
(8)	Previously filed on October 3, 2011 as part of the Registrant’s Registration Statement on Form S-1 (File No. 333-177146) and incorporated herein by reference.
(9)	Previously filed on the Registrant’s Annual Report on Form 10-K filed with the SEC on April 15, 2015 and incorporated herein by reference.
(10)	Previously filed on the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016 and incorporated herein by reference.
(11)	Previously filed on the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2016 and incorporated herein by reference.
(12)	Previously filed on the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2017 and incorporated herein by reference.
(13)	Previously filed on the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2017 and incorporated herein by reference.
(14)	Previously filed on the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2018 and incorporated herein by reference.
(15)	Previously filed on the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 20, 2018 and incorporated herein by reference.
(16)	Previously filed on the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2019 and incorporated herein by reference.
(17)	Previously filed on the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2021 and incorporated herein by reference.
(18)	Previously filed on October 15, 2021 as part of the Registrant’s Offering Statement on Form 1-A (File No. 024-116681) and incorporated herein by reference.
(19)	Previously filed on November 9, 2021 as part of the Registrant’s Offering Circular on Form 253(g)(2) (File No. 024-116681) and incorporated herein by reference.
(20)	Previously filed on the Registrant’s Current Report on Form 8-K filed with the SEC on January 19, 2021 and incorporated herein by reference.
*	Certain portions of the Exhibit have been omitted based upon a request for confidential treatment filed by us with the SEC. The omitted portions of the Exhibit have been separately filed by us with the SEC
#	Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[****]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.
^	Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish copies of such omitted materials upon request by the SEC.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTX Corp
(Registrant)

Date: April 12, 2022	By:	/s/ Patrick E. Bertagna
Patrick E Bertagna
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Patrick E. Bertagna	Chief Executive Officer and Director (Principal Executive Officer)	April 12, 2022

/s/ Alex McKean	Chief Financial Officer (Principal Financial Officer)	April 12, 2022

/s/ Louis Rosenbaum	Director, VP of Operations and Finance (Principal Accounting Officer)	April 12, 2022

/s/ Andrew Duncan	Director, Treasurer, Secretary	April 12, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of GTX Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GTX Corp. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-years period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

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

/s/ M&K CPAS, PLLC
We have served as the Company’s auditor since 2021.
Houston, Texas
April 12, 2022
PCAOB ID No. 2738

GTX CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
ASSETS

Current assets:
Cash and cash equivalents	$138,342	$76,912
Accounts receivable, net	13,735	40,484
Inventory	98,258	114,137
Investment in marketable securities	2,465	4,166
Other current assets	55,016	54,593

Total current assets	307,816	290,292

Property and equipment, net	92,461	7,878

Total assets	$400,277	$298,170

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$156,886	$182,610
Accrued expenses	298,662	327,293
Accrued expenses, related parties	787,044	839,810
Deferred revenues	37,250	37,350
Short-term debt – line of credit	7,000	21,715
Short-term debt – CARE loans	74,953	-
Convertible promissory notes, past due	758,000	840,673
Convertible notes, related parties, net of debt discount	976,546	884,546
Notes payable	40,640	50,400
Total current liabilities	3,136,981	3,184,397

Long-term debt - CARE loans	142,917	217,870

Total liabilities	3,279,898	3,402,267

Commitments and contingencies

Stockholders’ deficit:
Preferred stock series A, $0.001 par value; 10,000,000 shares authorized; 1,000,000 shares issued and outstanding at December 31, 2021 and 2020, respectively	100	100
Preferred stock series B, $0.001 par value; 180 and 250 shares issued and outstanding at December 31, 2021 and 2020, respectively	-	1
Preferred stock series C, $0.001 par value; 1,000 shares authorized, 675 and 150 issued and outstanding at December 31, 2021 and December 31, 2020, respectively	1	-
Common stock, $0.0001 par value; 2,071,000,000 shares authorized; 224,502,479 and 138,032,482 shares issued and outstanding at December 31, 2021 and 2020, respectively	22,450	13,803
Additional paid-in capital	23,151,212	21,059,925
Accumulated deficit	(26,053,384)	(24,177,926)

Total stockholders’ deficit	(2,879,621)	(3,104,097)

Total liabilities and stockholders’ deficit	$400,277	$298,170

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2021	2020
Product sales	$402,107	$798,061
Product sales – related party	5,250	32,768
Service income	182,083	208,441
Licensing income	-	20,000
Total revenues	589,440	1,059,270

Cost of products sold	267,103	453,631
Cost of other revenue	67,083	133,894
Cost of licensing revenue	-	11,438
Total cost of goods sold	334,186	598,963

Gross margin	255,254	460,307

Operating expenses
Wages and benefits	501,544	621,347
Professional fees	337,627	252,765
Sales and marketing expenses	75,391	28,091
General and administrative	245,238	185,316

Total operating expenses	1,159,800	1,087,519

Income/(loss) from operations	(904,546)	(627,212)

Other income (expenses)
Gain on forgiveness of accrued interest	-	17,531
Gain/(loss) on marketable securities	(443)	91,143
Amortization of debt discount	(30,705)	-
Change in fair value of derivative	-	223,536
Loss on conversion of debt	(152,406)	-
Interest expense and financing costs	(112,358)	(73,405)
Total other income (expenses)	(295,912)	258,805

Net loss	(1,200,458)	(368,407)

Deemed dividend to Series-B preferred stockholders	-	(100,000)
Deemed dividend to Series-C preferred stockholders	(675,000)	(150,000)

Net loss attributable to common stockholders	$(1,875,458)	$(618,407)

Weighted average number of common shares outstanding - basic and diluted	201,353,941	109,772,603

Net income/(loss) per common share - basic and diluted	$(0.01)	$(0.00)

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Preferred Stock								Additional
	Series A		Series B		Series C		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2019	1,000,000	$100	150	$1	-	-	71,419,795	$7,142	$19,954,738	$(23,559,519)	$(3,597,538)
Issuance of common stock for services	-	-	-	-			13,000,000	1,300	170,283	-	171,583
Issuance of common stock for conversion of debt	-	-	-	-			53,612,687	5,361	398,463	-	403,824
Proceeds from issuance of preferred stock for financing			100	-	150	-			250,000		250,000
Fair value of warrants issued for services							-	-	3,793	-	3,793
Fair Value of common stock issued to management							-	-	(4,461)	-	(4,461)
Issuance of preferred stock			150	1			-	-	149,999	-	150,000
Deemed dividend									250,000	(250,000)	-
Gains from the forgiveness of debt - related party									32,648		32,648
Net loss							-	-	-	(368,407)	(368,407)
Balance, December 31, 2020	1,000,000	$100	250	$1	150	-	138,032,482	$13,803	$21,059,925	$(24,177,926)	$(3,104,097)
Issuance of common stock for services	-	-	-	-			8,850,000	885	262,250	-	263,135
Issuance of common stock for conversion of debt	-	-	-	-			16,661,660	1,666	192,707	-	194,373
Proceeds from issuance of preferred stock for financing	-	-	-	-	675	1	-	-	674,999	(675,000)	-
Issuance of common stock for financings	-	-	-	-	-	-	250,000	25	3,250	-	3,275
Issuance of common stock for the conversion of warrants	-	-	-	-	-	-	22,708,333	2,271	(2,271)	-	-
Issuance of common stock for preferred shares	-	-	(70)	(1)	(150)	-	38,000,004	3,800	(3,799)	-	-
Warrants issued for services	-	-	-	-	-	-	-	-	2,340	-	2,340
Loss on conversion of debt									218,106	-	218,106
Deemed dividend									675,000	(675,000)	-
Imputed interest									30,705		30,705
Debt discount									38,000	-	38,000
Net loss							-	-	-	(1,200,458)	(1,200,458)
Balance, December 31, 2021	1,000,000	$100	180	$-	675	1	224,502,479	$22,450	$23,151,212	$(26,053,384)	$(2,879,621)

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(1,200,458)	$(368,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,438	25,526
Bad debt expense	28,323	11,572
Loss / (gain) on marketable securities	443	(91,142)
Fair value of common stock issued for services	263,135	171,583
Change in fair value of derivative	-	(223,536)
Bonus shares issued to noteholders	3,275	-
Loss on the settlement of debt and accrued interest	152,406	(17,531)
Fair value of warrants issued for services	2,340	3,793
Imputed interest	30,705	-
Interest added to convertible note balance	102,040	-
Debt discount on notes payable related parties	-	-
Grant from CARE loans	-	(10,000)
Changes in operating assets and liabilities:
Accounts receivable	(1,574)	(4,238)
Inventory	15,879	(77,946)
Prepaid expenses	(328)	(44,210)
Other current and non-current assets	(95)	(20,516)
Accounts payable and accrued expenses	(43,022)	(71,122)
Accrued expenses - related parties	133,909	192,340
Deferred revenues	(100)	(32,722)

Net cash used in operating activities	(497,684)	(556,556)

Cash flows from investing activities
Proceeds from the sale of marketable securities	1,258	146,200
PP&E purchase	(100,021)	-

Net cash provided by investing activities	(98,763)	146,200

Cash flows from financing activities
Proceeds from CARE loans	-	227,870
Proceeds from issuance of preferred stock	675,000	250,000
Proceeds from line of credit	-	139,319
Payments on convertible debt	(2,123)	(39,517)
Payments on line of credit	(15,000)	(215,604)

Net cash provided by financing activities	657,877	362,068

Net change in cash and cash equivalents	61,430	(48,288)

Cash and cash equivalents, beginning of period	76,912	125,200

Cash and cash equivalents, end of period	$138,342	$76,912

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$623	$11,199

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock for conversion of debt	$149,373	$253,355
Debt discount on notes convertible	38,000	-
Transfer of convertible related party debt	70,000	-
Conversion of preferred stock to common stock	3,800	-
Deemed dividend	675,000	250,000
Conversion of accrued interest	109,230	-
Related party accrued expenses to convertible debt related party	200,000	-

See accompanying notes to consolidated financial statements.

GTX CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a net loss of $1,200,458 during the year ended December 31, 2021, has incurred losses since inception resulting in an accumulated deficit of $26,053,384 as of December 31, 2021 and has a stockholders’ deficit of $2,879,621 as of December 31, 2021. The Company anticipates further losses in the development of its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Licensing Revenue

Licensing revenue recorded by the Company relates exclusively to the Company’s License and Partnership agreement with Inventergy which provides for ongoing royalties based on monetization of IP licenses. The Company recognizes revenue for royalties under ASC 606, which provides revenue recognition constraints by requiring the recognition of revenue at the later of the following: 1) sale or usage of the products or 2) satisfaction of the performance obligations. The Company has satisfied its performance obligations and therefore recognizes licensing revenue when the sales to which the license(s) relate are completed. During the year ended December 31, 2021 the Company did not recognize any revenue on settlements, while the Company Company recognized revenue on 1 settlement for a total of $20,000 in royalty revenue in 2020.

Due to Covid and other resource related circumstances the GTX IP campaign stalled during 2021 and after several months of analysis on how to revamp the campaign it was mutually agreed by the BOD of Inventergy and GTX, that GTX should take back full control of its patents and the licensing strategy. Effective November 20, 2021, GTX dissolved its patent license agreement with Inventergy, LLC whereby Inventergy transferred and assigned back to GTX all rights, title and interest in each of the Patents, consistent with what was specified in Section 4.1 of the original agreement, including all (sole) responsibility for future prosecution and maintenance of the Patents, including any rights to receive any further royalties, compensation, revenue share for any past present or future monetization effort, effectively relinquishing its fifty-five (55%) ownership interest, back to GTX.

Disaggregation of Net Sales

The following table shows the Company’s disaggregated net sales by product type:

	December 31, 2021	December 31, 2020
Product sales	$402,107	$798,061
Product sales – related party	5,250	32,768
Service income	182,083	208,441
IP and consulting income	-	20,000
Total	$589,440	$1,059,270

The following table shows the Company’s disaggregated net sales by customer type:

	December 31, 2021	December 31, 2020
B2B	$221,494	$683,840
B2C	357,769	349,415
Military	10,177	6,015
IP	-	20,000
Total	$589,440	$1,059,270

Allowance for Doubtful Accounts

We extend credit based on our evaluation of the customer’s financial condition. We carry our accounts receivable at net realizable value. We monitor our exposure to losses on receivables and maintain allowances for potential losses or adjustments. We determine these allowances by (1) evaluating the aging of our receivables; and (2) reviewing high-risk customers financial condition. Past due receivable balances are written off when our internal collection efforts have been unsuccessful in collecting the amount due. Our allowance for doubtful accounts was $40,351 as of December 31, 2021 and $21,126 as of December 31, 2020. The allowance fully reserves our accounts receivable balances over 90 days.

Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold in the accompanying consolidated statements of operations.

Product Warranty

The Company’s warranty policy provides repair or replacement of products (excluding GPS Shoe devices) returned for defects within ninety days of purchase. The Company’s warranties are of an assurance-type and come standard with all Company products to cover repair or replacement should product not perform as expected. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and recovery from suppliers. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty costs. The Company estimates the actual historical warranty claims coupled with an analysis of unfulfilled claims to record a liability for specific warranty purposes. As of December 31, 2021 and 2020, products returned for repair or replacement have been immaterial. Accordingly, a warranty liability has not been deemed necessary.

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

Inventory

Inventory generally consists of raw materials and finished goods and is valued at the lower of cost (first-in, first-out) or net realizable value. The Company evaluates its inventory for excess and obsolescence on a regular basis. In preparing the evaluation the Company looks at the expected demand for the product, as well as changes in technology, in order to determine whether or not a reserve is necessary to record the inventory at net realizable value. For the years ending December 31, 2021 and 2020 the Company did not recognize any charges to expense associated with excess and obsolete inventory cost adjustments.

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

Research and Development Costs

Research and development costs consist primarily of fees paid to consultants and outside service providers, patent fees and costs, and other expenses relating to the acquisition, design, development and testing of the Company’s products. Research and development expenditures are expensed as incurred and totalled $1,282 and $13,643 for the years ended December 31, 2021 and 2020, respectively.

Concentrations

We currently rely on one manufacturer to supply us with our GPS SmartSole and one manufacturer to supply us with the GPS device included in the GPS SmartSole. The loss of either of these manufacturers could severely impede our ability to manufacture the GPS SmartSole.

As of December 31, 2021, the Company had three customers representing approximately 63%, 11% and 10% of sales and four customers representing approximately 26%, 12%, 12% and 10% of total accounts receivable, respectively. The Company had three customers representing approximately 18%, 9% and 7% of sales and four customers representing approximately 13%, 13%, 13% and 11% of total accounts receivable, respectively, for the year ended December 31, 2020.

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

	December 31,
	2021	2020
Warrants	49,250,000	50,500,000
Preferred B shares	81,600,000	100,000,000
Preferred C shares	25,208,333	13,333,333
Conversion shares upon conversion of notes	32,783,333	42,420,148
Total	188,841,667	206,253,481

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

As part of our outbound IP licensing monetization campaign in June 2016 we signed a revenue share monetization agreement with Inventergy Innovations, LLC (“Inventergy”), a subsidiary of Inventergy Global, Inc. (NASDAQ: INVT), the first licensing agreement was signed for the monetization campaign was signed in the first quarter of 2019, with last settlement in fourth quarter of 2020. Prior to December 13, 2021, when we terminated our agreement with Inventergy by not renewing their license., we had signed 14 settlements valued at approximately $250,000 in licensing fees, which represented less than what was expected in the original agreement, which led both parties to mutually dissolve the partnership.

Due to Covid and other resource related circumstances the GTX IP campaign stalled during 2021 and after several months of analysis on how to revamp the campaign it was mutually agreed by the BOD of Inventergy and GTX, that GTX should take back full control of its patents and the licensing strategy. Effective November 20, 2021, GTX dissolved its patent license agreement with Inventergy, LLC whereby Inventergy transferred and assigned back to GTX all rights, title and interest in each of the Patents, consistent with what was specified in Section 4.1 of the original agreement, including all (sole) responsibility for future prosecution and maintenance of the Patents, including any rights to receive any further royalties, compensation, revenue share for any past present or future monetization effort, effectively relinquishing its fifty-five (55%) ownership interest, back to GTX.

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

The Company analyzed and performed an assessment of the terms of the Asset Purchase Agreement with Inpixon pursuant to the provisions of ASC 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, the objective when allocating the transaction price is for an entity to allocate the transaction price to each performance obligation (or distinct good or service) in an amount that depicts the amount of consideration to which the entity expects to be entitled in exchange for transferring the promised goods or services to the customer. Based on the provisions of ASC 606, the Company determined $650,000 of the purchase price represented the value from the licensing agreements and was recognized as revenue at the date of the agreement as all performance obligations had been met; and $184,000 represented the fair value of the consulting services that amortized as revenue as the services were provided over 6 month period ending December 31, 2019. In addition, $50,000 was allotted to deferred revenue and is being amortized over a four-year service period, of which $12,500 of this amount was amortized and $31,250 remains deferred at December 31, 2020 and $12,500 was amortized and $18,750 remains deferred as of December 31, 2021.

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

As of December 31, 2020, the Company owned 42,500 shares of Inventergy Global, Inc. common stock with a fair value of $850. The Company was able to obtain observable evidence that the investment had a market value of $0.01 per share, or an aggregate value of $425 as of the period ended December 31, 2021. As such, the Company recorded an unrealized loss from the change in market value of $425 during the year ended December 31, 2021 in its statement of operations.

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

During the period ended December 31, 2021, the Company sold 834 of its Inpixon shares for total net proceeds of $1,258. The Company was able to obtain observable evidence that the remaining 2,000 shares had a market value of $2,040 as of December 31, 2021, as such, the Company recorded a loss from the decrease in the fair value of the shares of $851, resulting in a net loss from their investment in Inpixon shares during the current period ended December 31, 2021.

5. INVENTORY

Inventories consist of the following:

	December 31,
	2021	2020
Raw materials	$71,936	$9
Finished goods	25,322	114,128
Total Inventories	$98,258	$114,137

6. PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	December 31,
	2021	2020
Software	$25,890	$25,890
Website development	91,622	91,622
Software development	394,772	294,751
Equipment	1,750	1,750
Less: accumulated depreciation	(421,573)	(406,135)

Total property and equipment, net	$92,461	$7,878

Depreciation expense for the years ended December 31, 2021 and 2020 was $15,438 and $10,526, respectively, and is included in general and administrative expenses.

7. NOTES & LOANS PAYABLE

The following table summarizes the components of our short-term borrowings:

	December 31, 2021	December 31, 2020
(a) Term loan	$-	$400
(b) Term loan	40,640	50,000
(c) Revolving line of credit	7,000	22,000
(d) Revolving line of credit	-	(285)
(e) CARE loans	74,953	-
Total	$122,593	$72,115

(a) Term loan

In 2015, the Company entered into an unsecured term loan agreement with a third party for an aggregate principal balance of $200,000 at an interest rate of 14% per annum, with the interest adjusted as of December 2019 to 8.5%. The term loan became due on April 14, 2017 and as such, currently past due. At December 31, 2020, balance of the term loan was $400. During the twelve months ended December 31, 2021, we did not issue any shares of common stock to convert the term loan. The Company also paid down in cash the principal balance by $400, which brought the principal balance outstanding on the term loan as of December 31, 2021 to be $0. The balance of related accrued interest at December 31, 2021 was $0 having been paid down in 2020.

(b) Term loan

In September of 2019, the Company entered into an unsecured term loan agreement with a third party for an aggregate principal balance of $50,000 at an interest rate of 5% per annum in relation to an Asset Purchase Agreement. The term loan became due on December 31, 2020, and is currently past due. The principal balance outstanding on the note as of December 31, 2021 was $40,640, which included $4,806 in interest and reductions of $9,360 due to sublet fees for office space.

(c) Lines of Credit

The Company obtained a line of credit agreement with an accredited investor of $500,000 during 2018. There were three borrowings against the line as of December 31, 2018 for aggregate borrowings of $65,000 and two borrowing in 2019 for $65,000 for a total of $130,000. During the period ended December 31, 2020, the Company repaid $76,000 in principal and all of its accrued interest of $4,204, resulting in a balance due of $22,000 as of December 31, 2020. During the year ended December 31, 2021, the Company repaid $15,000 in principal and all of its accrued interest of $623, resulting in a balance due of $7,000 as of December 31, 2021.

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

(d) Line of Credit

The Company also has an unsecured line of credit, guaranteed by its CEO, with its business bank, Union Bank, whereby funds can be borrowed at a revolving adjustable rate of 2 points over prime, currently 5.25%, with a max borrowing amount of $100,000.The balance at December 31, 2020 was $(285) while during the period ended December 31, 2021 the Company had adjusted the balance to reflect it as banking fees. As such the balance outstanding as of December 31, 2021 is $0.

(e) CARE Loans

As of December 31, 2021, the Company has assumed, due to lack of correspondence otherwise, that twelve months of its EIDL loan (see Note 9(b)), or $7,083 of the $150,000 30-year loan and the entire PPP loan (see Note 9(a)) for $67,870, should be considered short-term, or due in less than a year.

8. CONVERTIBLE PROMISSORY NOTES – PAST DUE

As of December 31, 2021 and December 31, 2020, the Company had a total of $758,000 and $840,673, respectively, of convertible notes payable, which consisted of the following:

	December 31, 2021	December 31, 2020
a) Convertible Notes – with fixed conversion	$758,000	$713,750
b) Convertible Notes – with variable conversion	-	126,923
Total	758,000	840,673
Less: Debt discount	-	-
Total convertible notes, net of debt discount	$758,000	$840,673

a)	Included in Convertible Notes - with fixed conversion terms, are loans provided to the Company from various investors. These notes carry simple interest rates ranging from 0% to 14% per annum and with terms ranging from 1 to 2 years. In lieu of the repayment of the principal and accrued interest, the outstanding amounts are convertible, at the option of the note holder, generally at any time on or prior to maturity and automatically under certain conditions, into the Company’s common shares at $0.15 to $1.50 per share. These notes became due in 2017 and prior, and are currently past due.

At December 31, 2020, balance of the convertible notes was $713,750. During the twelve months ended December 21, 2021, we issued 1,616,667 shares of common stock to convert $24,250 of principal of these outstanding convertible notes. The Company also paid down $8,750 of the principal balance of the convertible notes and the Company’s executives transferred $70,000 of their outstanding employee notes for cash to a third party, which lowered the related party notes and increased the convertible promissory notes by $70,000. The transferred notes had no change in terms thus no resulting gain or loss on the extinguishment and transfer. As per the original terms the notes bear a 10% annual interest rate, gives the holder the right, but not the obligation to convert up to 50% of the amount advanced and accrued interest into shares, warrants or options of common or preferred stock of the Company at $0.01 per share. As of December 31, 2021, $688,000 of these convertible notes are currently past due, with no associated penalties.

b)	Convertible notes payable with principal balance of $126,923 as of December 31, 2020 consist of loans provided to the Company from various investors. These notes are non-interest bearing and with terms ranging from 1 to 2 years. In lieu of the repayment of the principal and accrued interest, the outstanding amounts are convertible, at the option of the note holder, generally at any time on or prior to maturity and automatically under certain conditions, into the Company’s common shares at 60% of the lowest trading price in the prior 30 days. The Company determined that since the conversion floor of these notes had no limit to the conversion price, the Company could no longer determine if it had enough authorized shares to fulfil its conversion obligation. As such, pursuant to current accounting guidelines, the Company determined that the conversion feature of these notes created a derivative at the date of issuance which was recorded as a valuation discount that was fully amortized as of December 31, 2019. At December 31, 2020, balance of the loan was $126,923. During the twelve months ended December 31, 2021 we issued 9,044,993 shares of common stock to convert $125,125 of these outstanding convertible notes within the terms on the notes and were forgiven $1,799 of the remaining principle due, which brought the principal balance down to $0 as of the period then ended.

9. CARE Loans

	December 31, 2021	December 31, 2020
a) PPP loan – short term	$67,870	$67,870
b) EIDL loan – short term	7,083	-
b) EIDL loan – long term	142,917	150,000
Total CARE loans	$217,870	$217,870

(a) Paycheck Protection Program Loan

On April 30, 2020, the Company executed a note (the “PPP Note”) for the benefit of MUFG Union Bank, NA (the “Lender”) in the aggregate amount of $67,870 under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The PPP is administered by the U.S. Small Business Administration (the “SBA”). The interest rate of the loan is 1.00% per annum and accrues on the unpaid principal balance computed on the basis of the actual number of days elapsed in a year of 360 days. Commencing seven months after the effective date of the PPP Note, GTX is required to pay the Lender equal monthly payments of principal and interest as required to fully amortize any unforgiven principal balance of the loan by the two-year anniversary of the effective date of the PPP Note (the “Maturity Date”). The Maturity Date can be extended to five years if mutually agreed upon by both the Lender and GTX. The PPP Note contains customary events of default relating to, among other things, payment defaults, making materially false or misleading representations to the SBA or the Lender, or breaching the terms of the PPP Note. The occurrence of an event of default may result in the repayment of all amounts outstanding under the PPP Note, collection of all amounts owing from GTX, or filing suit and obtaining judgment against GTX. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. Recent modifications to the PPP by the U.S. Treasury and Congress have extended the time period for loan forgiveness beyond the original eight-week period, making it possible for GTX to apply for forgiveness of its PPP loan. No assurance can be given that GTX will be successful in obtaining forgiveness of the loan in whole or in part, as such the Company has moved the PPP Loan into short-term liabilities, until further instructions are received. The Company was in compliance with the terms of the PPP loan as of December 31, 2021, and has accrued interest on the loan of $1,160 as of December 31, 2021.

(b) Economic Injury Disaster Loan

On June 10, 2020, the Company executed a secured loan with the U.S. Small Business Administration (SBA) under the Economic Injury Disaster Loan program in the amount of $150,000. The loan is secured by all tangible and intangible assets of the Company and payable over 30 years at an interest rate of 3.75% per annum. Installment payments, including principal and interest, were supposed to start on June 10, 2021, but as of December 31, 2021 there has been no formal indication on whether this loan will be forgiven and no specific instructions have been received to-date from the SBA on how to proceed. As part of the loan, the Company also received an advance of $10,000 from the SBA. While the SBA refers to this program as an advance, it was written into law as a grant. This means that the amount given through this program does not need to be repaid and has been recognized as Other Income.

As of December 31, 2021, the Company calculated that 17 months of the 360 periods on the 30-year loans should be considered short-term, and as such moved $7,083 to short-term liabilities, and has accrued interest on the loan of $9,159 as of December 31, 2021, or until the Company has received more definitive correspondence related to any potential forgiveness.

10. RELATED PARTY TRANSACTIONS

Convertible Notes Due to Related Parties

During the period ended December 31, 2021, the Company relieved the outstanding payables due to related parties by $200,000 and converted those amounts into additional notes with an aggregate amount of $200,000. As the conversion price embedded in the note agreements was below the trading price of the common stock on the dates of issuance, a beneficial conversion feature (BCF) was recognized at the date of issuance. The Company recognized a debt discount at the date of issuance in the aggregate amount of $38,000 related to the intrinsic value of beneficial conversion feature. Additionally, the Company’s executives transferred $70,000 of their outstanding employee notes for cash to a third party, which lowered the related party notes and increased the convertible note balance by $70,000. The transferred notes had no change in terms, thus resulting in no gain or loss on the extinguishment related to the transfer of debt, making the outstanding balance on the related party notes on December 31, 2021 as $976,546, net of debt discounts. As of December 31, 2020, the outstanding balance on the convertible promissory notes was $884,546.

During 2020, management elected to reduce the 10% annual interest rate to 3% because of the affects COVID-19 had on the U.S. economy. As such, on December 31, 2020 interest of $249,102 is deferred on the above notes and included in accrued expenses to related parties. The other 7% was considered imputed interest and is included as a separate line item on the equity statement accordingly.

On July 1, 2021, the annual interest on the notes was re-established to 10%, and as such, on December 31, 2021 the interest of $306,852 is deferred on the above notes and included in accrued expenses to related parties.

Accrued wages and costs - In order to preserve cash for other working capital needs, various officers, members of management, employees and directors agreed to defer portions of their wages and sometimes various out-of pocket expenses since 2011. As of December 31, 2021, and 2020, the Company owed $391,743 and $500,007, respectively, for such deferred wages and other expenses owed for other services which are included in the accrued expenses – related parties on the accompanying balance sheet.

As part of our mission statement to being a for profit for purpose company, the GTX organization and management team wanted to do its part during the pandemic to provide assistance to front line workers. Masks and other essential PPE donated to various hospitals, assisted living facilities police departments through a host of non-profit 501c3’s the Company partnered with. As we saw a continued need for more assistance throughout communities across the country the Company set up on its ecommerce site the ability for individuals to buy PPE on the behalf of any of our vetted charities and the GTX management team pledged to match 100% of each contribution. During 2020 we were able to donate approximately $46K to a variety of non-profits which in turn distributed products and supplies in their community. The $46K of revenue was recognized as part of overall product sales of which $33K was a direct contribution by the upper management team. During 2021 we were able to donate another $ k to a variety of non-profits. We do not expect there to be any ongoing business from these non-profits as the transactions were specifically related to charitable causes.

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

12. INCOME TAXES

Reconciliations of the total income tax provision tax rate to the statutory federal income tax rate of 21% for the years ended December 31, 2021 and 2020, are as follows:

	2021	2020

Federal income tax benefit calculated at statutory rate	$470,375	$104,658
State income tax benefit, net of federal benefit	167,625	20,342
Less: Stock based compensation expense	(73,000)	(60,000)
Effect of rate change from 34% to 21%	(2,408,000)	(2,192,000)
Change in valuation allowance	1,843,000	2,127,000
Net tax provision	$-	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows at December 31:

	2021	2020
Deferred tax asset attributable to:
Net operating losses carried forward	$3,891,095	$3,541,782
Less: Valuation allowance	(3,891,095)	(3,541,782)
Net deferred tax asset	$-	$-

At December 31, 2021, the Company had an unused net operating loss carryover approximating $18,524,289, subject to section 382 limitations, that is available to offset future taxable income, which expires beginning in 2028.

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

13. EQUITY

The Company has 10,000,000 shares of preferred stock authorized. From this pool the following preferred shares have been classified as:

Preferred Stock – Series A

During the year ended December 31, 2018, the Company authorized 1,000,000 of preferred Series A preferred shares, which shares to have voting rights equal to two-thirds of all the issued and outstanding shares of common stock, shall be entitled to vote on all matters of the corporation, and shall have the majority vote of the board of directors. The subject preferred stock lacks any dividend rights, does not have liquidation preference, and is not convertible into common stock. During the year ended December 31, 2018, the Company issued one million shares to certain officers and board members. The Company retained a third-party valuation firm whose input was utilized in determining the related per share valuation of the preferred shares. Based on Management’s assessment and the valuation report, the fair value of the preferred shares was determined to be $0.0463 per share or an aggregate of $46,363. The shares remain outstanding as of December 31, 2021.

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

During the period ended December 31, 2021, the two accredited investors converted 70 Series B preferred shares into 28,000,000 common shares at the conversion price of $0.0025.

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

During the period ended December 31, 2021, the Company issued 675 Series C preferred shares and 22,500,000 warrants to an accredited investor for their financings for an aggregate value of $675,000. The Series C preferred shares and warrants shall have a fixed conversion price equal to $0.004 per share of common stock, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the Common Stock. The warrants are exercisable through May 2024. The Company considered the accounting effects of the existence of the conversion feature of the Series C Preferred Stock, and the issuance of warrants at the date of issuance. In accordance with the current accounting standards, the Company determined that it should account for the fair value of the conversion feature and relative fair value of the issued warrants (up to the face amount of the Series C Preferred Stock) as a deemed dividend of $675,000 and a charge to paid in capital.

During the period ended December 31, 2021, the two accredited investors converted 150 Series C preferred shares into 10,000,000 common shares at the conversion price of $0.015.

Common Stock

The Company issued the following shares of common stock for the years ended December 31:

	2021		2020
	Value of Shares	# of shares	Value of Shares	# of shares
Shares issued for services rendered	$263,135	8,850,000	$187,600	13,000,000
Shares issued for conversion of debt	194,373	39,369,993	421,355	53,612,687
Shares issued for financing	3,275	38,250,004	-	-

Total shares issued	$460,783	86,469,997	$608,955	66,612,687

Shares issued for services rendered were to various members of management, employees and consultants and are generally expensed as Stock-Based Compensation in the accompanying consolidated statement of operations. Shares issued for conversion of debt relate to conversions of both short and long term debt as discussed in Note 8. Shares issued for financing in 2021 relate to shares granted to investors for their participation in the 2020 financings.

During the year ended December 31, 2021 the Company issued 8,850,000 shares of common stock with a fair value of $263,135 at the date of grant for services, shares issued for the conversion of debt were 39,369,993 shares of common stock with a fair value of $194,373 at the grant date and 38,250,004 of shares of common stock with a fair value of $3,275 at the grant date for shares issued related to financings. During the year ended December 31, 2020 the Company issued 13,000,000 shares of common stock with a fair value of $187,600 at the date of grant for services. Additionally, during the year, 3,500,000 were cancelled and another 3,500,000 shares were issued on November 30, 2020 for services at a fair value of $22,700.

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

During the years ended December 31, 2021 and 2020, the Company did not issue any shares of common stock for financing costs.

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

A summary of the Company’s warrant activity and related information is provided below (the exercise price and the number of shares of common stock issuable upon the exercise of outstanding warrants have been adjusted to reflect a 1-for-75 reverse stock split.):

	Exercise Price $	Number of Warrants
Outstanding and exercisable at December 31, 2019	0.0025 - 0.04	36,000,000
Warrants exercised	-	-
Warrants granted	0.0025 - 0.015	20,250,000
Warrants expired	0.01 - 0.04	(5,750,000)
Outstanding and exercisable at December 31, 2020	0.0025 - 0.04	50,500,000
Warrants exercised	0.0025	(23,500,000)
Warrants granted	0.04	22,500,000
Warrants expired	0.01	(250,000)
Outstanding and exercisable at December 31, 2021	0.0025 - 0.04	49,250,000

Stock Warrants as of December 31, 2021
Exercise Price	Warrants Outstanding	Remaining Life (Years)	Warrants Exercisable
$0.0025	16,500,000	3.13	16,500,000
$0.015	10,250,000	2.09	10,250,000
$0.04	22,500,000	2.77	22,500,000

During the year ended December 31, 2020, 20,000,000 of the warrants issued were related to financings with total fair value at grant date of $281,489, and 250,000 warrants were issued related to an advisory agreement with total fair value at grant date of $3,793, 10,000,000 have a 5-year term with a strike price of $0.0025, 10,252,000 have a 3-year term and have a strike price of $0.015.

During the period ended December 31, 2020, no warrants were exercised, and 5,750,000 expired and 20,250,000 were granted. The 50,500,000 outstanding and exercisable warrants at December 31, 2020 has no intrinsic value.

During the year ended December 31, 2021, 22,500,000 of the warrants issued were related to financings with total fair value at grant date of $251,878, and 250,000 warrants were issued related to an advisory agreement with total fair value at grant date of $4,799. Of these warrants, 22,500,000 have a 3-year term with a strike price of $0.04,

During the period ended December 31, 2021, 23,500,000 warrants were exercised, and 250,000 expired and 22,500,000 were granted. The 49,250,000 outstanding and exercisable warrants at December 31, 2021 has no intrinsic value.

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

The Plan provides for the issuance of a maximum of 7,000,000 shares of which, after adjusting for estimated pre-vesting forfeitures and expired options, approximately 2,235,000 were available for issuance as of December 31, 2021.

No options were granted during 2021 and 2020.

14. COMMITMENTS & CONTINGENCIES

Bonuses

The Company has an employment agreement with its CEO which, among other provisions, provide for the payment of a bonus, as determined by the Board of Directors, in amounts ranging from 15% to 50% of the executive’s yearly compensation, to be paid in cash or stock at the Company’s sole discretion, if the Company has an increase in year over year revenues and the Executive performs his duties (i) within the time frame budgeted for such duties and (ii) at or below the cost budgeted for such duties. No such bonuses were declared or accrued during the years ending December 31, 2021 or 2020.

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

15. SUBSEQUENT EVENTS

On January 25, 2022, we issued 4,000,000 in shares of common stock to an outside consultant valued at $32,000.

