Form 10-Q
period 2022-03-31
GTX CORP
filed 2022-05-16
CIK 1375793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2022

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 239,702,479 common shares issued and outstanding as of May 16, 2022.

GTX CORP AND SUBSIDIARIES

For the quarter ended March 31, 2022

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

GTX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,892	$138,342
Accounts receivable, net	31,672	13,735
Inventory	84,361	98,258
Investment in marketable securities	1,370	2,465
Other current assets	15,662	55,016
Total current assets	177,957	307,816

Property and equipment, net	84,126	92,461

Total assets	$262,083	$400,277

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$134,144	$182,610
Accrued expenses	310,363	327,293
Accrued expenses, related parties	835,810	839,810
Deferred revenues	29,496	37,350
Short-term debt – line of credit	7,000	21,715
Short-term debt - Care loans	9,153	74,953
Convertible promissory notes, past due	758,000	758,000
Convertible notes, related parties, net of discount	982,792	976,545
Notes payable	63,885	40,640
Total current liabilities	3,130,642	3,136,981

Long-term debt - CARE loan	140,847	142,917

Total liabilities	3,271,489	3,279,898

Commitments and contingencies

Stockholders’ deficit:
Preferred stock series A, $0.001 par value; 1,000,000 shares authorized; 1,000,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	100	100
Preferred stock series B, $0.001 par value; 10,000 shares authorized, 180 and 180 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	-	-
Preferred stock series C, $0.001 par value; 1,000 shares authorized, 675 and 675 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	1	1
Common stock, $0.0001 par value; 2,071,000,000 shares authorized; 238,502,483 and 224,502,479 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	23,850	22,450
Additional paid-in capital	23,214,412	23,151,212
Accumulated deficit	(26,247,769)	(26,053,384)
Total stockholders’ deficit	(3,009,406)	(2,879,621)
Total liabilities and stockholders’ deficit	$262,083	$400,277

See accompanying notes to condensed consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Product sales	$132,681	$172,333
Service income	35,836	58,188
Licensing income	-	-
Total revenues	168,516	230,521

Cost of products sold	87,945	112,095
Cost of service revenue	6,918	35,067
Cost of licensing revenue	-	-
Total cost of goods sold	94,863	147,162

Gross margin	73,653	83,359

Operating expenses:
Wages and benefits	123,765	126,802
Professional fees	98,162	100,170
Sales and marketing expenses	10,541	9,936
General and administrative	61,107	48,051

Total operating expenses	293,576	284,959

Loss from operations	(219,922)	(201,600)

Other income/(expenses):
Gain/loss on settlement of debt	-	(66,036)
Gain/loss on marketable securities	(1,095)	1,768
Amortization of debt discount	(6,247)	-
Grant from Care loans	67,870	-
Interest expense and financing costs	(34,990)	(24,559)

Total other income/(expenses)	25,538	(88,827)

Net income (loss)	(194,385)	(290,427)

Deemed dividend to series-B preferred stockholders	-	-
Deemed dividend to Series-C preferred stockholders	-	(425,000)

Net loss attributable to common stockholders	$(194,385)	$(715,427)

Weighted average number of common shares outstanding - basic and diluted	235,502,478	163,886,808

Net income/(loss) per common share - basic and diluted	$(0.00)	$(0.00)

See accompanying notes to condensed consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Three Months Ended March 31, 2022 and March 31, 2021 (Unaudited)

For the Three Months Ended March 31, 2022 (Unaudited)

	Series A Preferred		Series B Preferred		Series C Preferred		Common Shares		Additional
	Shares		Shares		Shares		Shares		Paid-In	Accumulated	Equity
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Deficit	(Deficit)
Balance December 31, 2021	1,000,000	$100	180	$-	675	$1	224,502,479	$22,450	$23,151,212	$(26,053,384)	$(2,879,621)
Issuance of common stock for services	-	-	-	-	-	-	4,000,000	400	39,200	-	39,600
Issuance of common stock for the conversion of warrants	-	-	-	-	-	-	10,000,000	1,000	24,000	-	25,000
Net income (loss)	-	-	-	-	-	-	-	-	-	(194,385)	(194,385)
Balance March 31, 2022	1,000,000	$100	180	$-	675	$1	238,502,479	$23,850	$23,214,412	$(26,247,769)	$(3,009,406)

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Preferred		Series B Preferred		Series C Preferred		Common Shares		Additional
	Shares		Shares		Shares		Shares		Paid-In	Accumulated	Equity
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Deficit	(Deficit)
Balance December 31, 2020	1,000,000	$100	250	$1	150	$-	138,032,482	$13,803	$21,059,925	$(24,177,926)	$(3,104,097)
Issuance of common stock for services	-	-	-	-	-	-	1,300,000	130	61,620	-	61,750
Issuance of common stock for conversion of debt	-	-	-	-	-	-	13,661,664	1,366	170,507	-	171,873
Issuance of preferred stock for financings	-	-	-	-	425	-	-	-	425,000	-	425,000
Issuance of common stock for financings	-	-	-	-	-	-	250,000	25	3,250	-	3,275
Issuance of common stock for the conversion of warrants	-	-	-	-	-	-	22,708,333	2,271	(2,271)	-	-
Issuance of common stock for the conversion of warrants	-	-	-	-	(150)	-	10,000,002	1,000	(1,000)	-	-
Shares issued for conversion of debt									131,736		131,736
Deemed dividend on fair value of warrants & conversion feature	-	-	-	-	-	-	-	-	425,000	(425,000)	-
Inpixon loan reduction correction	-	-	-	-	-	-	-	-	2,340	-	2,340
Net income (loss)	-	-	-	-	-	-	-	-	-	(290,427)	(290,427)
Balance March 31, 2021	1,000,000	$100	250	$1	425	$-	185,952,481	$18,595	$22,276,107	$(24,893,353)	$(2,598,550)

See accompanying notes to condensed consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income / (loss)	$(194,385)	$(290,427)
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Depreciation and amortization	8,335	1,188
Change in fair value of marketable securities	1,095	(1,768)
Stock based compensation	39,600	61,750
Grant from CARE loans	(67,870)	-
Amortization of debt discount	6,246	-
Loss on the settlement of debt and accrued interest	-	66,036
Interest and financing costs	35,332	24,559
Bonus shares issued	-	3,275
Payment proceeds against loan	-	2,340
Changes in operating assets and liabilities:
Accounts receivable	(17,938)	(9,746)
Inventory	13,897	60,418
Other current and non-current assets	39,354	(15,536)
Accounts payable and accrued expenses	(21,357)	(7,318)
Accrued expenses - related parties	23,750	34,574
Deferred revenues	(7,754)	(6,075)

Net cash used in operating activities	(141,695)	(76,730)

Cash flows from investing activities
PP&E purchases	-	(6,480)
Proceeds from the sale of marketable securities	-	1,258

Net cash used in investing activities	-	(5,222)

Cash flows from financing activities
Proceeds from line of credit	9,180	-
Proceeds from issuance of preferred stock	-	425,000
Proceeds from the exercise of warrants	25,000	-
Borrowings on debt	25,000	-
Payments on notes	(1,755)
Payments on debt	(9,180)	(11,957)

Net cash provided by financing activities	48,245	413,043

Net change in cash and cash equivalents	(93,450)	331,091

Cash and cash equivalents, beginning of period	138,342	76,912

Cash and cash equivalents, end of period	$44,892	$408,003

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$298

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock for conversion of debt and interest	$-	$171,873
Deemed dividend	$-	$425,000
Conversion of preferred stock to common stock	$-	$1,000

See accompanying notes to condensed consolidated financial statements.

GTX CORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of GTX have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included. Our operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2021, which are included in our Annual Report on Form 10-K.

The accompanying consolidated financial statements reflect the accounts of GTX Corp and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has a stockholders’ deficit of $3,009,406 and negative working capital of $2,952,685 as of March 31, 2022 and used cash in operations during the period then ended. The Company anticipates further losses in the development of its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan until such time as revenues and related cash flows are sufficient to fund our operations.

The Company’s independent registered public accounting firm has also included explanatory language in their opinion accompanying the Company’s audited financial statements for the year ended December 31, 2021. The Company’s financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

IP Licensing Revenue

Licensing revenue recorded by the Company relates exclusively to the Company’s License and Partnership agreement with Inventergy which provides for ongoing royalties based on monetization of IP licenses. The Company recognizes revenue for royalties under ASC 606, which provides revenue recognition constraints by requiring the recognition of revenue at the later of the following: 1) sale or usage of the products or 2) satisfaction of the performance obligations. The Company has satisfied its performance obligations and therefore recognizes licensing revenue when the sales to which the license(s) relate are completed. During the periods ended March 31, 2022 and March 31, 2021, the Company did not recognize any licensing revenue.

Disaggregation of Net Sales

The following table shows the Company’s disaggregated net sales by product type:

	March 31, 2022	March 31, 2021
Product sales	$132,681	$172,333
Service income	35,836	58,188
IP and consulting income	-	-
Total	$168,516	$230,521

The following table shows the Company’s disaggregated net sales by customer type:

	March 31, 2022	March 31, 2021
B2B	$120,680	$52,009
B2C	47,836	177,395
Military	-	1,117
IP	-	-
Total	$168,516	$230,521

Allowance for Doubtful Accounts

We extend credit based on our evaluation of the customer’s financial condition. We carry our accounts receivable at net realizable value. We monitor our exposure to losses on receivables and maintain allowances for potential losses or adjustments. We determine these allowances by (1) evaluating the aging of our receivables; and (2) reviewing high-risk customers financial condition. Past due receivable balances are written off when our internal collection efforts have been unsuccessful in collecting the amount due. Our allowance for doubtful accounts was $40,351 as of March 31, 2022 and as of December 31, 2021. The allowance fully reserves our accounts receivable balances over 90 days.

Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold in the accompanying consolidated statements of operations.

Product Warranty

The Company’s warranty policy provides repair or replacement of products (excluding GPS Shoe devices) returned for defects within ninety days of purchase. The Company’s warranties are of an assurance-type and come standard with all Company products to cover repair or replacement should product not perform as expected. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and recovery from suppliers. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty costs. The Company estimates the actual historical warranty claims coupled with an analysis of unfulfilled claims to record a liability for specific warranty purposes. As of March 31, 2022 and 2021, products returned for repair or replacement have been immaterial. Accordingly, a warranty liability has not been deemed necessary.

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

As of March 31, 2022, the Company had three customers representing approximately 40%, 26% and 13% of sales, respectively, and four customers representing approximately 15%, 14%, 12% and 10% of total accounts receivable, respectively (the 26% in sales and 14% in receivables represents all sales made through our online store and consists of approximately 2,000 different customers). As of March 31, 2021, the Company had three customers representing approximately 22%, 13% and 12% of sales, respectively, and two customers representing approximately 75% and 8% of total accounts receivable, respectively (of the 75% this represents all sales made through our online store and consists of approximately 2,000 different customers).

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

Marketable Securities

The Company’s securities investments that are acquired and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value based on quoted market price (level 1) on the balance sheet in current assets, with the change in fair value during the period included in earnings. As of March 31, 2022 and December 31, 2021 the fair value of our investment in marketable securities was $1,370 and $2,465.

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

At March 31, 2022 and December 31, 2021, the balance of the derivative liabilities was $0. It was determined at December 31, 2020 that the Preferred A shareholders having the majority vote, can agree to increase the number of authorized shares, if needed, to settle any convertible debt, and thus the liability is $0.

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

	March 31,
	2022	2021
Warrants	39,250,000	40,916,667
Preferred B shares	72,000,000	100,000,000
Preferred C shares	25,208,333	13,333,333
Conversion shares upon conversion of notes	32,783,333	32,909,131
Total	169,241,667	187,159,131

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

As of December 31, 2020, the Company owned 42,500 shares of Inventergy Global, Inc. common stock with a fair value of $1,275. The Company was able to obtain observable evidence that the investment had a market value of $0.02 per share, or an aggregate value of $850 as of the period ended March 31, 2022. As such, the Company recorded no change in market value during the three months ended March 31, 2022, in its statement of operations.

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

During the three months ended March 31, 2022, the Company sold 834 shares of its Inpixon shares for total proceeds of $1,334 and recognized a gain from the sale of these shares of $1,258.

The Company was able to obtain observable evidence that the remaining 2,000 shares had a market value of $520 as of March 31, 2022, as such, the Company recorded a change in the fair value of the shares, resulting in a net loss from the investment in Inpixon shares of $1,520 during the current period ended March 31, 2022.

4. INVENTORY

Inventories consist of the following:

	March 31, 2022	December 31, 2021
Raw materials	$58,511	$71,936
Finished goods	25,850	25,322
Total Inventories	$84,361	$98,258

5. PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	March 31, 2022	December 31, 2021
Software	$25,890	$25,890
Website development	91,622	91,622
Software development	394,772	394,772
Equipment	1,750	1,750
Less: accumulated depreciation	(429,908)	(421,573)
Total property and equipment, net	$84,126	$92,461

Depreciation expense for the period ended March 31, 2022 and 2021 was $8,335 and $1,188, respectively, and is included in general and administrative expenses.

6. NOTES & LOANS PAYABLE

The following table summarizes the components of our short-term borrowings:

	March 31, 2022	December 31, 2021
(a) Term loan	$63,885	$40,640
(b) Revolving line of credit	7,000	7,000
(c) CARE loans	9,153	74,953
Total	$80,038	$122,593

(a) Term loans

In 2022, the Company entered into an unsecured short-term loan agreement with a third party for an aggregate principal balance of $25,000 at an interest rate of 3% per annum, with the interest adjusted to 10% in the case of a default. The term loan becomes due on May 30, 2022.

In September of 2019, the Company entered into an unsecured term loan agreement with a third party for an aggregate principal balance of $50,000 at an interest rate of 5% per annum in relation to an Asset Purchase Agreement. The term loan became due on December 31, 2020, and is currently past due. The principal balance outstanding on the note as of December 31, 2021 was $40,640, which included $4,806 in interest and reductions of $9,360 due to sublet fees for office space. As of March 31, 2022 the principal balance outstanding on the note was $38,885, which included $5,322 in interest and reductions of $11,115 due to sublet fees for office space.

(b) Lines of Credit

The Company obtained a revolving line of credit agreement with an accredited investor of $500,000 during 2018. There were three borrowings against the line as of December 31, 2018 for aggregate borrowings of $65,000 and two borrowing in 2019 for $65,000 for a total of $130,000. During the period ended December 31, 2020, the Company repaid $76,000 in principal and all of its accrued interest of $4,204, resulting in a balance due of $22,000 as of December 31, 2020. During the period ended December 31, 2021, the Company repaid $10,000 in principal and all of its interest of $560, as incurred, resulting in a balance due of $7,000 as of March 31, 2022.

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

The Company also has an unsecured line of credit, guaranteed by its CEO, with its business bank, Union Bank, whereby funds can be borrowed at a revolving adjustable rate of 2 points over prime, currently 5.25%, with a max borrowing amount of $100,000. The balance at December 31, 2021 and March 31, 2022 was $0, with $9,180 having been borrowed and paid back in the March 31, 2022 period.

(c) CARE Loans

As of December 31, 2021, the Company has assumed, due to lack of correspondence, until otherwise received, that twelve months of its EIDL loan (see Note 8(b)), or $7,083 of the $150,000 30-year loan and the entire PPP loan (see Note 8(a)) for $67,870, should be considered short-term, or due in less than a year. As of March 31, 2022, the PPP loan was forgiven, and the balance in the short-term on the EIDL loan was considered to be 22 months or $9,153.

7. CONVERTIBLE PROMISSORY NOTES – PAST DUE

As of March 31, 2022 and December 31, 2021, the Company had a total of $758,000 and $758,000, respectively, of outstanding convertible notes payable, which consisted of the following:

	March 31, 2022	December 31, 2021
Convertible Notes – with fixed conversion	$758,000	$758,000
Less: Debt discount	-	-
Total convertible notes, net of debt discount	$758,000	$758,000

a)	Included in Convertible Notes - with fixed conversion terms, are loans provided to the Company from various investors These notes carry simple interest rates ranging from 0% to 14% per annum and with terms ranging from 1 to 2 years. In lieu of the repayment of the principal and accrued interest, the outstanding amounts are convertible, at the option of the note holder, generally at any time on or prior to maturity and automatically under certain conditions, into the Company’s common shares at $0.015 to $0.30 per share. These notes became due in 2017 and prior, and are currently past due.

At December 31, 2020, balance of the convertible notes was $713,750. During the twelve months ended December 21, 2021, we issued 1,616,667 shares of common stock to convert $24,250 of principal of these outstanding convertible notes. The Company also paid down $8,750 of the principal balance of the convertible notes and the Company’s executives transferred $70,000 of their outstanding employee notes for cash to a third party, which lowered the related party notes and increased the convertible promissory notes by $70,000. The transferred notes had no change in terms thus no resulting gain or loss on the extinguishment and transfer. As per the original terms the notes bear a 10% annual interest rate, gives the holder the right, but not the obligation to convert up to 50% of the amount advanced and accrued interest into shares, warrants or options of common or preferred stock of the Company at $0.01 per share. As of December 31, 2021, and March 31, 2022 $758,000 of these convertible notes are currently past due, with no associated penalties.

8. CARE Loans

	March 31, 2022	December 31, 2021
a) PPP loan – short term	$-	$67,870
b) EIDL loan – short term	9,153	7,083
b) EIDL loan – long term	140,847	142,917
Total CARE loans	$150,000	$217,870

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

During the period ended March 31, 2022, the Company received notification that the loan was forgiven, and as such, $68,870 of principal has been recognized on the income statement under other income, as of March 31, 2022.

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

As of March 31, 2022, the Company calculated that 22 months of the 360 periods on the 30-year loans should be considered short-term, and as such moved $9,153 to short-term liabilities, and has accrued interest on the loan of $10,658 as of March 31, 2022, or until the Company has received more definitive correspondence related to any potential forgiveness.

9. RELATED PARTY TRANSACTIONS

Convertible Notes Due to Related Parties

During the period ended December 31, 2021, the Company relieved the outstanding payables due to related parties by $200,000 and converted those amounts into additional notes with an aggregate amount of $200,000. As the conversion price embedded in the note agreements was below the trading price of the common stock on the dates of issuance, a beneficial conversion feature (BCF) was recognized at the date of issuance. The Company recognized a debt discount at the date of issuance in the aggregate amount of $38,000 related to the intrinsic value of beneficial conversion feature. Additionally, the Company’s executives transferred $70,000 of their outstanding employee notes for cash to a third party, which lowered the related party notes and increased the convertible note balance by $70,000. The transferred notes had no change in terms, thus resulting in no gain or loss on the extinguishment related to the transfer of debt, making the outstanding balance on the related party notes on December 31, 2021 as $976,546, net of debt discounts. As of March 31, 2022, the outstanding balance on the convertible promissory notes was $982,792, net of debt discounts.

During 2020, management elected to reduce the 10% annual interest rate to 3% because of the affects COVID-19 had on the U.S. economy. As such, on December 31, 2020 interest of $249,102 is deferred on the above notes and included in accrued expenses to related parties. The other 7% was considered imputed interest and is included as a separate line item on the equity statement accordingly.

On July 1, 2021, the annual interest on the notes was re-established to 10%, and as such, on December 31, 2021 the interest of $306,852, and on March 31, 2022 the interest on the notes was $330,484.

Accrued wages and costs - In order to preserve cash for other working capital needs, various officers, members of management, employees and directors agreed to defer portions of their wages and sometimes various out-of pocket expenses since 2011. As of March 31, 2022, and December 31, 2021, the Company owed $421,197 and $391,743, respectively, for such deferred wages and other expenses owed for other services which are included in the accrued expenses – related parties on the accompanying balance sheet.

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

At March 31, 2022 and December 31, 2021, the balance of the derivative liabilities was $0. It was determined at December 31, 2020 that the Preferred A shareholders having the majority vote, can agree to increase the number of authorized shares, if needed, to settle any convertible debt, and thus the liability is $0.

11. EQUITY

The Company has 10,000,000 shares of preferred stock authorized. From this pool the following preferred shares have been classified as:

Preferred Stock – Series A

During the year ended December 31, 2018, the Company authorized 1,000,000 of Series A preferred shares, which shares have voting rights equal to two-thirds of all the issued and outstanding shares of common stock, shall be entitled to vote on all matters of the corporation, and shall have the majority vote of the board of directors. The subject preferred stock lacks any dividend rights, does not have liquidation preference, and is not convertible into common stock. During the year ended December 31, 2018, the Company issued one million Series A preferred shares to certain officers and board members. The shares remain outstanding as of March 31, 2022.

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

Common Stock

During the period ending March 31, 2022, the Company issued 4,000,000 shares of its common stock to a firm for services rendered, with a fair value of $39,600 based on the quoted market price of the shares at time of issuance.

During the period ended March 31, 2022, the Company issued 10,000,000 shares of common stock with a fair value of $25,000 at the date grant for the cash conversion of 10,000,000 warrants.

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

A summary of the Company’s warrant activity and related information is provided below (the exercise price and the number of shares of common stock issuable upon the exercise of outstanding warrants have been adjusted to reflect a 1-for-75 reverse stock split.):

	Exercise Price $	Number of Warrants
Outstanding and exercisable at December 31, 2021	0.0025 – 0.04	49,250,000
Warrants exercised	0.0025	(10,000,000)
Warrants granted	-	-
Warrants expired	-	-
Outstanding and exercisable at March 31, 2022	0.0025 - 0.04	39,250,000

Stock Warrants as of March 31, 2022
Exercise	Warrants	Remaining	Warrants
Price	Outstanding	Life (Years)	Exercisable
$0.0025	6,500,000	2.89	6,500,000
$0.015	10,250,000	1.84	10,250,000
$0.04	22,500,000	2.53	22,500,000

During the period ended March 31, 2022, the Company issued 10,000,000 shares of common stock with a fair value of $25,000 at the date grant for the cash conversion of 10,000,000 warrants with a strike price of $0.0025.

The outstanding and exercisable warrants at March 31, 2022 had an intrinsic value of approximately $388,575.

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

The 2008 Plan provides for the issuance of a maximum of 7,000,000 shares, of which, after adjusting for estimated pre-vesting forfeitures and expired options, approximately 2,235,000 were available for issuance as of March 31, 2022.

No options were granted during the period ending March 31, 2022.

12. COMMITMENTS & CONTINGENCIES

Bonuses

The Company has an employment agreement with its CEO which, among other provisions, provide for the payment of a bonus, as determined by the Board of Directors, in amounts ranging from 15% to 50% of the executive’s yearly compensation, to be paid in cash or stock at the Company’s sole discretion, if the Company has an increase in year over year revenues and the Executive performs his duties (i) within the time frame budgeted for such duties and (ii) at or below the cost budgeted for such duties. No such bonuses were declared or accrued during the periods ending March 31, 2022 or 2021.

Contingencies

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure you that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events. As of March 31, 2022, there was no pending or threatened litigation against the Company.

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

13. SUBSEQUENT EVENTS

On April 12, 2021, we issued 1,200,000 in restricted common stock to a firm as part of their agreement with a value of $11,400 on the date of the agreement.

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

Organization and Presentation

During the periods covered by the accompanying financial statements, GTX Corp and its subsidiaries were engaged in business operations that design, manufacture and sell various interrelated and complementary products and services in the wearable technology and Personal Location Services marketplace. GTX owns 100% of the issued and outstanding capital stock of its two subsidiaries - Global Trek Xploration, Inc. and LOCiMOBILE, Inc.

Global Trek Xploration is a California corporation which engages in the business of design, development, manufacturing, and sales of health and safety wearable technology solutions. Utilizing Global Positioning Satellite (“GPS”), Cellular, Radio Frequency (“RF”), Near Field Communications (“NFC”), WiFi, and Bluetooth low energy (“BLE”) as core technologies for monitoring and tracking assets. GTX is vertically integrated and provides hardware, software, and connectivity, delivering a complete end to end location-based platform that enables subscribers to track in real time the whereabouts of people, pets, or high valued assets. Our proprietary GPS devices, which consist of a miniature quad-band General Packet Radio Service (“GPRS”) transceiver, custom antenna, circuitry, battery, and inductive charging pad can be customized and integrated into numerous form factors. The finished products are then placed or worn so that their location and movement can be monitored in real time over the Internet through our 24x7 tracking portal or on a web-enabled cellular telephone.

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

Operations

The Company designs, develops, manufactures, sells, and distributes health and safety products and services, and other related medical supplies and equipment, through a global business to business (“B2B”) and business to consumer (“B2C”) network of resellers, affiliates, distributors, nonprofit organizations, local, state, and federal government agencies, police departments, manufacturers reps and retailers. Offering a variety of electronic and non-electronic devices and equipment, a proprietary Internet of things (“IoT”) enterprise monitoring platform and a licensing subscription business model. The Company provides a complete end to end solution of hardware, middleware, apps, connectivity, licensing, and professional services, letting our customers know where or how someone, or something, is at the touch of a button, delivering safety, security, and peace of mind in real-time. Except for our military products and medical protective equipment, all of our consumer and enterprise tracking products funnel into the GTX Corp IoT monitoring platform which supports end user customers in over 35 countries. The Company is also in the business of licensing intellectual property and monetizing its patent portfolio.

Overview

As we started seeing an end to COVID on a grand scale and a return to normal operations and staffing, the Company began mapping out its 2022 post pandemic course. Early in the quarter we focused on selling down our remaining PPE inventory under our health & safety mission, completed our R&D and testing and geared up for our Cat M1 LTE SmartSole launch. With businesses opening back up and overall general travel picking back up we saw a 132% increase in B2B sales and a 34% decrease in net loss. Overall revenues were down by 27% compared to the previous comparable period and only a slight 3% increase in expenses. We started to ship SmartSole preorders near the end of the first quarter and expect our subscriptions to start ramping back up in the second quarter. We also saw continued demand for the new 4G SmartSoles with several thousand units forecasted over the next several months just from our international distributors. As part of our ongoing fiscally responsible efforts to enhance our balance sheet, we reduced our short-term government loans by $68k, and eliminated all of our variable priced convertible debt, leaving only fixed price convertible debt above market or low interest rate non-convertible debt and took on no new debt.

In early January we had a surge in orders for medical supplies which enabled us to convert paid for inventory into cash while reducing our overall supply inventory levels. We also produced and committed production to close to 500 pairs of SmartSoles, which also enabled us to convert paid for components into finished product and start back filling pre orders. We also started working on a new version of our tracking app and a new ecommerce store on the Shopify platform, which will enable us to have more capabilities to sell through social media platforms such as Facebook and Instagram, along with having better accounting and inventory management capabilities as we start ramping up domestic sales.

During the first quarter of 2022, we continued to expand or intellectual property portfolio by being issued two new patents by the United States Patent and Trademark Office (USPTO). U.S. patent number 11,272,761 which is now the 4th patent to be issued in the GPS SmartSole family (the “SmartSole Patent”) and U.S. patent 11,272,313 which is now the 6th patent to be issued in the Comm Protocol family (the “Comm Protocol Patent”).

The SmartSole Patent covers proprietary ways to protect and manufacture a GPS electronic module, including the inductive charging unit inside an orthotic insole. The patent has twenty claims, two of which are independent and an open continuation for further expansion, which has already been submitted to the USPTO.

The Comm Protocol Patent also has twenty claims and is significant for several reasons; first by adding another layer to GTX’s competitive landscape on device to backend server communications which is important now but could add even more value in the future as the Company adds more biometric devices to its platform and unveils the Longevity Revolution product roadmap, Second, the Comm Protocol family has been the crown jewel of GTX’s IP licensing campaign. By adding this new patent with an open ongoing continuation (also recently filed with the USPTO), it should enhance the strength and value of the portfolio for future licensing agreements.

GTX’s growing patent portfolio highlights the commitment the Company has dedicated over the years to protecting its innovations in order to position the Company for growth in the future. The strategy, which was implemented over a decade ago, to file patents both on the hardware / device side and on the device / server communication side, while continuing that strategy all along the product development cycle, should support the increasing value of this intellectual property asset as the Company expands its platform from location monitoring to location and remote patient monitoring (RPM) preventive care.

During the first quarter we began the development of a new wearable NFC product, designed to provide remote monitor to cognitively and speech impaired individuals. We have begun testing prototypes and placed our first production run with our factory. If all goes well with the testing and the production, we expect to launch this product both B2C and B2B, sometime before the third quarter 2022. Until recenty, our NFC product sales have been limited and only sold direct to consumer (B2C). However, during the first quarter of 2022 we expanded our NFC sales into B2B channels and started providing NFC chips along with professional services to a startup company called Endsate. This company designs and manufactures high end sneakers embedded with NFT and NFC technology that unites the experience from digital art to physical products, which provides the ability to wear the sneakers in the metaverse. We have been providing Endstate with NFC chips, technology and professional services since December of 2021 leading up to their commercial rollout in Q1 2022. So far Endstae has ordered close to 700 chips from us which we began to deliver at the end of the first quarter and will continue to deliver into the second quarter.

We remain optimistic that COVID-19 pandemic is behind us. However, we still have some inventory on hand and solid relationships with our vendors so, in case there is another surge in demand we will be ready to serve our customers. But based on the current events and sales trends, our focus now is on ramping up sales of the new SmartSoles, NFC products, other medical wearable devices, A.I. and IP licensing rather than PPE sales. Health & Safety, Track & Trace were the big buzz words that came out of 2021. Everyone wants to be healthy, live better and longer, and know where someone or something is and has been. We believe we are in a position to monetize these trends and keep hearing from many of our B2B customers and international distributors that they want more wearable solutions and technology. Hence, why a big part of Q1 was focused on new product development and making sure that we will have inventory on hand and in the pipeline to meet the global demand throughout 2022 and beyond.

Results of Operations

The following discussion should be read in conjunction with our interim consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report.

Three Months Ended March 31, 2022 (“Q1 2022”) Compared to the Three Months Ended March 31, 2021 (“Q1 2021”)

	Three Months Ended March 31,
	2022		2021
	$	% of Revenues	$	% of Revenues

Product sales	132,681	79%	172,333	75%
Service income	35,836	21%	58,188	25%
IP royalties	-	0%	-	0%
Total revenues	168,516	100%	230,521	100%
Cost of products sold	87,945	52%	112,095	49%
Cost of service revenue	6,918	4%	35,068	15%
Cost of licensing revenue	-	0%	-	0%
Cost of goods sold	94,862	56%	147,161	64%
Gross profit	73,653	44%	83,359	36%

Operating expenses:
Wages and benefits	123,765	73%	126,802	55%
Professional fees	98,162	58%	100,170	43%
Sales and marketing expenses	10,541	6%	9,936	4%
General and administrative	61,107	36%	48,051	21%
Total operating expenses	293,576	174%	284,959	124%

Gain/(loss) from operations	(219,922)	-131%	(201,600)	-87%

Other (expense)/income, net	25,538	15%	(88,829)	-39%
Net income/(loss)	(194,385)	-115%	(290,429)	-126%

Revenues

Revenues were $168,516 for the three months ended March 31, 2022 compared to $230,521 for the three months ended March 31, 2021, representing a decrease of 27%, This decrease was primarily driven from transitioning out of direct-to-consumer PPE sales into our core B2B business.

During the period ended March 31, 2022, the Company’s customer base and revenue streams were comprised of approximately 71.61% B2B (Wholesale Distributors and Enterprise Institutions), 28.39% B2C (consumers and government agencies who bought on the behalf of consumers, through our online ecommerce platform and through Amazon, Google and iTunes), 0% IP (our monetization campaign from consulting, licensing and asserting our patents) and 0% Military and Law Enforcement.

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

Cost of goods sold

Cost of goods sold were $94,862 for the three months ended March 31, 2022 compared to $147,161 for the three months ended March 31, 2021, representing a decrease of 36%.This decrease was primarily due to the shift form COVID related PPE’s with less margins, to the higher margin 4G SmartSoles. As a result, total gross margin, increased from 36% in fiscal 2021 to 44% in fiscal 2022.

We expect our margins to increase once we start ramping up our subscriptions and licensing and sell more of our proprietary products like our SmartSoles, where we have no competition. Our overall gross margin was slightly lower in 2021, predominately because most of our revenues came from product sales which require competitive pricing, and that includes shipping charges. In order to be competitive with the major online retailers (many of them include free shipping) we had to reduce our shipping charges to be in line with competitors.

Wages and benefits

Wages and benefits decreased $3,036, or 2%, in three months ended March 31, 2022 as compared to three months ended March 31, 2021.This decrease was primarily the result of lower staffing expenses.

Professional fees

Professional fees consist of costs attributable to consultants and contractors who primarily spend their time on legal, accounting, product development, business development, corporate advisory services and shareholder communications. Such costs decreased $2,009 or 2% in the three months ended March 31, 2022 as compared to in the three months ended March 31, 2021. Even though some professional fees have decreased as more responsibilities were transferred from outside contractors and consultants to in-house personnel. Those fees related to investor relations and business development have increased due to new products lines and the impending release of the company’s updated SmartSole products.

Sales and marketing expenses

Sales and marketing expenses increased by 6% or $606 in three months ended March 31, 2022 in comparison to the three months ended March 31, 2022. This increase was primarily due to the release of the new 4G SmartSole.

General and administrative

General and administrative costs in three months ended March 31, 2022 increased by $13,065 or 27% in comparison to the three months ended March 31, 2021, mostly due to increases in depreciation related to development costs and software expenses.

Other income/(expense), net

Other expense, net decreased 129% or $114,364 in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This decrease was primarily as a result of the gain of $67,870 from the forgiveness of CARE loans and no loss on the extinguishment of debt as seen in Q1 2021.

Net income/(loss)

Net loss decreased by 33% or $96,042 from Q1 2022 to Q1 2021 primarily as a result of primarily as a result of the gain of $67,870 from the forgiveness of CARE loans and no loss on the extinguishment of debt as seen in Q1 2021.

Liquidity and Capital Resources

As of March 31, 2022, we had $44,892 of cash and cash equivalents, and a working capital deficit of $2,952,685, compared to $138,342 of cash and cash equivalents and a working capital deficit of $2,829,165 as of December 31, 2021.

During the three months ended March 31, 2022, our net loss was $194,385 compared to a net loss of $290,427 for the three months ended March 31, 2021. Net cash used in operating activities in the three months ended March 31, 2022 and in the three months ended March 31, 2021 was $118,452 and $76,730, respectively.

Net cash used in investing activities during the three months ended March 31, 2022 was $0, as compared to net cash used in investing activities during the three months ended March 31, 2021 which was $5,222 which consisted of proceeds totaling $1,258 received from the sale of marketable securities and $6,480 in developments cost assets.

Net cash provided by financing activities during the three months ended March 31, 2022 was $25,000 and consisted of $25,000 received for the conversion of warrants. Net cash used by financing activities during the three months ended March 31, 2021 was $413,043 and consisted of $11,957 in upon our lines of credit and a term loan, and $425,000 received from financings. This represents a decrease of 88%. This reduction in additional financings is directly related to the Company not relying on convertible notes for financings, with no new convertible notes being issued.

Because revenues from our operations have, to date, been insufficient to fund our working capital needs, we currently rely on the cash we receive from our financing activities to fund our growth, capital expenditures and to support our working capital requirements. The sale of our products and services is expected to enhance our liquidity in 2022, although the amount of revenues we receive in 2022 still cannot be estimated.

Until such time as our products and services can support our working capital requirement, we expect to continue to generate revenues from our other licenses, subscriptions, international distributors, hardware sales, professional services and new customers in the pipeline. However, the amount of such revenues is unknown and is not expected to be sufficient to fund our working capital needs. For our internal budgeting purposes, we have assumed that such revenues will not be sufficient to fund all of our planned operating and other expenditures during 2022. In addition, our actual cash expenditures may exceed our planned expenditures, particularly if we invest in the development of improved versions of our existing products and technologies, and if we increase our marketing expenses. Accordingly, we anticipate that we will have to continue to raise additional capital in order to fund our operations in 2022 No assurance can be given that we will be able to obtain the additional funding we need to continue our operations.

In order to continue funding our growth, IP and working capital needs and new product development costs, during the first quarter of 2022 we continued to draw down on our credit line to fund purchase orders. However, no assurance can be given that the investor will provide the funding, if and when requested by us.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has stockholders’ deficit of $3,009,406 and negative working capital of $2,952,685 as of March 31, 2022 and used cash in operations of $118,452 during the current period then ended. A significant part of our negative working capital position at March 31, 2022 consisted of $803,885, of amounts due to various accredited investors of the Company for convertible promissory notes, loans and a letter of credit. The Company anticipates further losses in the development of its business. Please see the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021 for more information regarding risks associated with our business.

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

Critical Accounting Policies and Estimates

There are no material changes to the critical accounting policies and estimates described in the section entitled “Critical Accounting Policies and Estimates” under Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

These are not all of the risks associated with the Company and must be used in conjunction with those disclosed in the most recent December 31, 2021 10K filing.

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

ITEM 2.(a). UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 14, 2022, we issued 4,000,000 in common stock to a firm as part of their agreement.

On January 21, 2022, an investor converted 10,000,000 of warrants into 10,000,000 shares of common stock at a strike of $0.0025.

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

GTX CORP

Date: May 16, 2022	By:	/s/ ALEX MCKEAN
Alex McKean,
Chief Financial Officer (Principal Financial Officer)

Date: May 16, 2022	By:	/s/ PATRICK BERTAGNA
Patrick Bertagna,
Chief Executive Officer

