Form 10-Q
period 2022-06-30
GTX CORP
filed 2022-08-12
CIK 1375793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2022

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 247,107,241 common shares issued and outstanding as of August 12, 2022.

GTX CORP AND SUBSIDIARIES

For the quarter ended June 30, 2022

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

GTX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61,135	$138,342
Accounts receivable, net	9,143	13,735
Inventory	80,517	98,258
Investment in marketable securities	1,190	2,465
Other current assets	22,274	55,016
Total current assets	174,259	307,816

Property and equipment, net	75,791	92,461

Total assets	$250,050	$400,277

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$122,272	$182,610
Accrued expenses	345,814	327,293
Accrued expenses, related parties	862,928	839,810
Deferred revenues	19,100	37,350
Short-term debt – line of credit	32,000	21,715
Short-term debt - Care loans	5,347	74,953
Convertible promissory notes, past due	858,000	758,000
Convertible notes, related parties, net of discount	889,109	976,545
Notes payable	33,130	40,640
Total current liabilities	3,157,700	3,136,981

Long-term debt - CARE loan, net of current	144,653	142,917

Total liabilities	3,302,353	3,279,898

Commitments and contingencies

Stockholders’ deficit:
Preferred stock series A, $0.001 par value; 1,000,000 shares authorized; 1,000,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	100	100
Preferred stock series B, $0.001 par value; 10,000 shares authorized, 180 and 180 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	-	-
Preferred stock series C, $0.001 par value; 1,000 shares authorized, 675 and 675 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	1	1
Common stock, $0.0001 par value; 2,071,000,000 shares authorized; 247,107,241 and 224,502,479 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	24,710	22,450
Additional paid-in capital	23,396,878	23,151,212
Accumulated deficit	(26,473,992)	(26,053,384)
Total stockholders’ deficit	(3,052,303)	(2,879,621)
Total liabilities and stockholders’ deficit	$250,050	$400,277

See accompanying notes to condensed consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Product sales	$31,245	$112,656	$163,925	$284,989
Service income	33,157	46,948	68,992	105,135
Total revenues	64,402	159,604	232,917	390,124

Cost of products sold	35,989	29,959	123,934	142,054
Cost of other revenue	5,973	18,360	12,891	53,427
Total cost of goods sold	41,962	48,319	136,825	195,643

Gross margin	22,440	111,285	96,092	194,643

Operating expenses:
Wages and benefits	131,323	120,159	255,088	246,962
Professional fees	77,177	97,789	175,339	197,961
Sales and marketing expenses	5,058	59,803	15,599	69,738
General and administrative	27,292	41,648	88,399	89,701

Total operating expenses	240,850	319,399	534,425	604,361

Income/(loss) from operations	(218,410)	(208,114)	(438,333)	(409,719)

Other income/(expenses):
Gain/(loss) on settlement of debt	-	-	-	(66,036)
Gain/(loss) on marketable securities	(180)	(1,086)	(1,275)	682
Amortization of debt discount	(6,316)	-	(12,563)	-
Grant from Care loans	-	-	67,870	-
Interest imputed on related party notes	-	(30,705)	-	(30,705)
Interest expense and financing costs	(1,317)	(15,579)	(36,307)	(40,138)

Total other income/(expenses)	(7,813)	(47,370)	17,725	(136,197)

Net income/(loss)	(226,223)	(255,488)	(420,608)	(545,915)

Deemed dividend to series-B preferred stockholders	-	-	-	-
Deemed dividend to series-C preferred stockholders	-	(250,000)	-	(675,000)

Net income/(loss) attributable to common shareholders	$(226,223)	$(505,488)	$(420,608)	$(1,220,915)

Weighted average number of common shares outstanding - basic and diluted	245,718,753	204,836,548	240,638,838	184,573,105

Net income/(loss) per common share - basic and diluted	$0.00	$0.00	$0.00	$0.00

See accompanying notes to condensed consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Three Months Ended June 30, 2022 and June 30, 2021 (Unaudited)

For the Three Months Ended June 30, 2022 (Unaudited)

	Series A Preferred		Series B Preferred		Series C Preferred		Common Shares		Additional
	Shares		Shares		Shares		Shares		Paid-In	Accumulated	Equity
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Deficit	(Deficit)
Balance March 31, 2022	1,000,000	$100	180	$-	675	$1	238,502,479	$23,850	$23,214,412	$(26,247,769)	$(3,009,406)
Issuance of common stock for services	-	-	-	-	-	-	3,604,762	360	32,966	-	33,326
financings	-	-	-	-	-	-	5,000,000	500	149,500	-	150,000
Net income (loss)	-	-	-	-	-	-	-	-	-	(226,223)	(226,223)
Balance June 30, 2022	1,000,000	$100	180	$-	675	$1	247,107,241	$24,710	$23,396,878	$(26,473,992)	$(3,052,303)

For the Three Months Ended June 30, 2021 (Unaudited)

	Series A Preferred		Series B Preferred		Series C Preferred		Common Shares		Additional
	Shares		Shares		Shares		Shares		Paid-In	Accumulated	Equity
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Deficit	(Deficit)
Balance March 31, 2021	1,000,000	$100	250	$1	425	$-	185,952,481	$18,595	$22,276,107	$(24,893,353)	$(2,598,550)
Issuance of common stock for services	-	-	-	-	-	-	7,350,000	735	175,665	-	176,400
Loss on stock compensation	-	-	-	-	-	-	-	-	14,075	-	14,075
Issuance of common stock for conversion of debt	-	-	-	-	-	-	3,000,000	300	22,200	-	22,500
Issuance of preferred stock for financings	-	-	-	-	250	1	-	-	249,999	-	250,000
Issuance of common stock for the conversion of preferred shares	-	-	(46)	-	-	-	18,400,000	1,840	(1,840)	-	-
Deemed dividend on fair value of warrants & conversion feature	-	-	-	-	-	-	-	-	250,000	(250,000)	-
Imputed interest – related parties	-	-	-	-	-	-	-	-	30,705	-	30,705
Net income (loss)	-	-	-	-	-	-	-	-	-	(255,488)	(255,488)
Balance June 30, 2021	1,000,000	$100	204	$1	675	$1	214,702,481	$21,470	$23,016,911	$(25,398,841)	$(2,360,358)

GTX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Six Months Ended June 30, 2022 and June 30, 2021 (Unaudited)

For the Six Months Ended June 30, 2022 (Unaudited)

	Series A Preferred		Series B Preferred		Series C Preferred		Common Shares		Additional
	Shares		Shares		Shares		Shares		Paid-In	Accumulated	Equity
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Deficit	(Deficit)
Balance December 31, 2021	1,000,000	$100	180	$-	675	$1	224,502,479	$22,450	$23,151,212	$(26,053,384)	$(2,879,621)
Issuance of common stock for services	-	-	-	-	-	-	7,604,762	760	72,166	-	72,926
Issuance of common stock for financings	-	-	-	-	-	-	5,000,000	500	149,500	-	150,000
Issuance of common stock for the conversion of warrants	-	-	-	-	-	-	10,000,000	1,000	24,000	-	25,000
Net income (loss)	-	-	-	-	-	-	-	-	-	(420,608)	(420,608)
Balance June 30, 2022	1,000,000	$100	180	$1	675	$-	247,107,241	$24,710	$23,396,878	$(26,473,992)	$(3,052,303)

For the Six Months Ended June 30, 2021 (Unaudited)

	Series A Preferred		Series B Preferred		Series C Preferred		Common Shares		Additional
	Shares		Shares		Shares		Shares		Paid-In	Accumulated	Equity
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Deficit	(Deficit)
Balance December 31, 2020	1,000,000	$100	250	$1	150	$-	138,032,482	$13,803	$21,059,925	$(24,177,926)	$(3,104,097)
Issuance of common stock for services	-	-	-	-	-	-	8,650,000	865	237,285	-	238,150
Loss on stock compensation	-	-	-	-	-	-	-	-	14,075	-	14,075
Issuance of common stock for conversion of debt	-	-	-	-	-	-	16,661,660	1,666	192,707	-	194,373
Issuance of preferred stock for financings	-	-	-	-	675	1	-	-	674,999	-	675,000
Issuance of common stock for financings	-	-	-	-	-	-	250,000	25	3,250	-	3,275
Issuance of common stock for the conversion of warrants	-	-	-	-	-	-	22,708,335	2,271	(2,271)	-	-
Issuance of common stock for the conversion of preferred shares	-	-	(46)	-	(150)	-	28,400,004	2,840	(2,840)	-	-
Loss on shares issued for conversion of debt									131,736		131,736
Deemed dividend on fair value of warrants & conversion feature	-	-	-	-	-	-	-	-	675,000	(675,000)	-
Imputed interest – related parties	-	-	-	-	-	-	-	-	30,705	-	30,705
Inpixon loan reduction correction	-	-	-	-	-	-	-	-	2,340	-	2,340
Net income (loss)	-	-	-	-	-	-	-	-	-	(545,915)	(545,915)
Balance June 30, 2021	1,000,000	$100	204	$1	675	$1	214,702,481	$21,470	$23,016,911	$(25,398,841)	$(2,360,358)

See accompanying notes to condensed consolidated financial statements.

GTX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income / (loss)	$(420,608)	$(545,915)
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Depreciation and amortization	16,670	1,728
Change in fair value of marketable securities	1,275	(682)
Stock based compensation	72,926	252,225
Grant from CARE loans	(67,870)	-
Amortization of debt discount	12,563	-
Issuance of common stock for financings	-	3,275
Loss on the settlement of debt and accrued interest	-	66,036
Fair value of warrants issued for services	-	2,340
Imputed interest on related party notes	-	30,705
Changes in operating assets and liabilities:
Accounts receivable	4,592	(15,083)
Inventory	17,740	1,267
Other current and non-current assets	32,743	(125,388)
Accounts payable and accrued expenses	2,538	28,307
Accrued expenses - related parties	75,883	90,393
Deferred revenues	(18,150)	(5,950)

Net cash used in operating activities	(269,697)	(243,364)

Cash flows from investing activities
PP&E purchases	-	(64,500)
Proceeds from the sale of marketable securities	-	1,258

Net cash used in investing activities	-	(63,242)

Cash flows from financing activities
Proceeds from line of credit	34,180	-
Proceeds from issuance of preferred stock	-	675,000
Proceeds from the exercise of warrants	25,000	-
Proceeds from Reg A	150,000	-
Borrowings on debt	25,000	-
Payments on notes	(7,510)	-
Payments on line of credit	(9,180)	-
Payments on debt	(25,000)	(16,293)

Net cash provided by financing activities	192,490	658,707

Net change in cash and cash equivalents	(77,207)	352,101

Cash and cash equivalents, beginning of period	138,342	76,912

Cash and cash equivalents, end of period	$61,135	$429,013

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$531

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock for conversion of debt and interest	$-	$194,373
Deemed dividend	$-	$675,000
Conversion of preferred stock to common stock	$-	$2,841

See accompanying notes to condensed consolidated financial statements.

GTX CORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of GTX have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included. Our operating results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2021, which are included in our Annual Report on Form 10-K.

The accompanying consolidated financial statements reflect the accounts of GTX Corp and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has a stockholders’ deficit of $3,052,303 and negative working capital of $2,983,441 as of June 30, 2022 and used cash in operations during the period then ended. The Company anticipates further losses in the development of its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan until such time as revenues and related cash flows are sufficient to fund our operations.

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

IP Licensing Revenue

Licensing revenue recorded by the Company relates exclusively to the Company’s License and Partnership agreement with Inventergy which provides for ongoing royalties based on monetization of IP licenses. The Company recognizes revenue for royalties under ASC 606, which provides revenue recognition constraints by requiring the recognition of revenue at the later of the following: 1) sale or usage of the products or 2) satisfaction of the performance obligations. The Company has satisfied its performance obligations and therefore recognizes licensing revenue when the sales to which the license(s) relate are completed. During the periods ended June 30, 2022 and June 30, 2021, the Company did not recognize any licensing revenue.

Disaggregation of Net Sales

The following table shows the Company’s disaggregated net sales by product type:

	June 30, 2022	June 30, 2021
Product sales	$163,925	$284,989
Service income	68,992	105,135
IP and consulting income	-	-
Total	$232,917	$390,124

The following table shows the Company’s disaggregated net sales by customer type:

	June 30, 2022	June 30, 2021
B2B	$205,450	$98,184
B2C	27,467	290,823
Military	-	1,117
IP	-	-
Total	$232,917	$390,124

Allowance for Doubtful Accounts

We extend credit based on our evaluation of the customer’s financial condition. We carry our accounts receivable at net realizable value. We monitor our exposure to losses on receivables and maintain allowances for potential losses or adjustments. We determine these allowances by (1) evaluating the aging of our receivables; and (2) reviewing high-risk customers financial condition. Past due receivable balances are written off when our internal collection efforts have been unsuccessful in collecting the amount due. Our allowance for doubtful accounts was $38,920 as of June 30, 2022 and $40,351 as of December 31, 2021. The allowance fully reserves our accounts receivable balances over 90 days.

Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold in the accompanying consolidated statements of operations.

Product Warranty

The Company’s warranty policy provides repair or replacement of products (excluding GPS Shoe devices) returned for defects within ninety days of purchase. The Company’s warranties are of an assurance-type and come standard with all Company products to cover repair or replacement should product not perform as expected. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and recovery from suppliers. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty costs. The Company estimates the actual historical warranty claims coupled with an analysis of unfulfilled claims to record a liability for specific warranty purposes. As of June 30, 2022 and 2021, products returned for repair or replacement have been immaterial. Accordingly, a warranty liability has not been deemed necessary.

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

As of June 30, 2022, the Company had four customers representing approximately 38%, 14%, 10% and 9% of sales, respectively (of the 38% in receivables represents, this represents sales made through our online store and consists of approximately 2,000 different customers), and four customers representing approximately 23%, 7%, 7% and 6% of total accounts receivable, respectively (excluding related party payables).

As of June 30, 2021, the Company had three customers representing approximately 80%, 7% and 2% of sales, respectively, and three customers representing approximately 22%, 19% and 9% of total accounts receivable, respectively (of the 80% this represents all sales made through our online store and consists of approximately 2,000+ different customers).

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

Marketable Securities

The Company’s securities investments that are acquired and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value based on quoted market price (level 1) on the balance sheet in current assets, with the change in fair value during the period included in earnings. As of June 30, 2022 and December 31, 2021 the fair value of our investment in marketable securities was $1,190 and $2,465.

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

At June 30, 2022 and December 31, 2021, the balance of the derivative liabilities was $0. It was determined at December 31, 2020 that the Preferred A shareholders having the majority vote, can agree to increase the number of authorized shares, if needed, to settle any convertible debt, and thus the liability is $0.

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

	June 30,
	2022	2021
Warrants	39,250,001	49,250,001
Preferred B shares	72,000,000	13,600,000
Preferred C shares	25,208,333	270,000,000
Conversion shares upon conversion of notes	32,783,333	32,783,333
Total	169,241,667	365,633,334

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

As of December 31, 2020, the Company owned 42,500 shares of Inventergy Global, Inc. common stock with a fair value of $1,275. The Company was able to obtain observable evidence that the investment had a market value of $0.02 per share, or an aggregate value of $850 as of the period ended June 30, 2022. As such, the Company recorded no change in market value during the six months ended June 30, 2022, in its statement of operations.

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

During the six months ended June 30, 2022, the Company sold 834 shares of its Inpixon shares for total proceeds of $1,334 and recognized a gain from the sale of these shares of $1,258.

The Company was able to obtain observable evidence that the remaining 2,000 shares had a market value of $340 as of June 30, 2022, as such, the Company recorded a change in the fair value of the shares, resulting in a net loss from the investment in Inpixon shares of $1,700 during the current period ended June 30, 2022.

4. INVENTORY

Inventories consist of the following:

	June 30, 2022	December 31, 2021
Raw materials	$38,820	$71,936
Finished goods	41,697	25,322
Total Inventories	$80,517	$98,258

5. PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	June 30, 2022	December 31, 2021
Software	$25,890	$25,890
Website development	91,622	91,622
Software development	394,772	394,772
Equipment	1,750	1,750
Less: accumulated depreciation	(438,243)	(421,573)
Total property and equipment, net	$75,791	$92,461

Depreciation expense for the period ended June 30, 2022 and 2021 was $16,670 and $1,728, respectively, and is included in general and administrative expenses.

6. NOTES & LOANS PAYABLE

The following table summarizes the components of our short-term borrowings:

	June 30, 2022	December 31, 2021
(a) Term loan	$33,130	$40,640
(b) Revolving line of credit	7,000	7,000
(b) Revolving line of credit	25,000	-
(c) CARE loans	10,417	74,953
Total	$75,547	$122,593

(a) Term loans

In 2022, the Company entered into an unsecured short-term loan agreement with a third party for an aggregate principal balance of $25,000 at an interest rate of 3% per annum, with the interest adjusted to 10% in the case of a default. The term loan becomes due on May 30, 2022. The loan was paid in full on April 14, 2022.

In September of 2019, the Company entered into an unsecured term loan agreement with a third party for an aggregate principal balance of $50,000 at an interest rate of 5% per annum in relation to an Asset Purchase Agreement. The term loan became due on December 31, 2020, and is currently past due. The principal balance outstanding on the note as of December 31, 2021 was $40,640, which included $4,806 in interest and reductions of $9,360 due to sublet fees for office space. As of June 30, 2022 the principal balance outstanding on the note was $33,130, which included $4,000 in principal and interest and reductions of $12,870 due to sublet fees for office space.

(b) Lines of Credit

The Company obtained a revolving line of credit agreement with an accredited investor of $500,000 during 2018. There were three borrowings against the line as of December 31, 2018 for aggregate borrowings of $65,000 and two borrowing in 2019 for $65,000 for a total of $130,000. During the period ended December 31, 2020, the Company repaid $76,000 in principal and all of its accrued interest of $4,204, resulting in a balance due of $22,000 as of December 31, 2020. During the period ended December 31, 2021, the Company repaid $10,000 in principal and all of its interest of $560, as incurred, resulting in a balance due of $7,000 as of June 30, 2022.

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

The Company also has an unsecured line of credit, guaranteed by its CEO, with its business bank, Union Bank, whereby funds can be borrowed at a revolving adjustable rate of 2 points over prime, currently 5.25%, with a max borrowing amount of $100,000. The balance at December 31, 2021 and June 30, 2022 was $0 and $25,000, with $25,000 having been borrowed and $0 paid back in the June 30, 2022 period.

(c) CARE Loans

As of December 31, 2021, the Company has assumed, due to lack of correspondence, until otherwise received, that twelve months of its EIDL loan (see Note 8(b)), or $7,083 of the $150,000 30-year loan and the entire PPP loan (see Note 8(a)) for $67,870, should be considered short-term, or due in less than a year. As of June 30, 2022, the PPP loan was forgiven, and the balance in the short-term on the EIDL loan is considered to be 25 months or $10,417.

7. CONVERTIBLE PROMISSORY NOTES – PAST DUE

As of June 30, 2022 and December 31, 2021, the Company had a total of $858,000 and $758,000, respectively, of outstanding convertible notes payable, which consisted of the following:

	June 30, 2022	December 31, 2021
Convertible Notes – with fixed conversion	$858,000	$758,000
Less: Debt discount	-	-
Total convertible notes, net of debt discount	$858,000	$758,000

a)	Included in Convertible Notes - with fixed conversion terms, are loans provided to the Company from various investors These notes carry simple interest rates ranging from 0% to 12% per annum and with terms ranging from 1 to 2 years. In lieu of the repayment of the principal and accrued interest, the outstanding amounts are convertible, at the option of the note holder, generally at any time on or prior to maturity and automatically under certain conditions, into the Company’s common shares at $0.015 to $0.30 per share. These notes became due in 2017 and prior, and are currently past due.

At December 31, 2020, balance of the convertible notes was $713,750. During the twelve months ended December 21, 2021, we issued 1,616,667 shares of common stock to convert $24,250 of principal of these outstanding convertible notes. The Company also paid down $8,750 of the principal balance of the convertible notes and the Company’s executives transferred $70,000 of their outstanding employee notes for cash to third parties, which lowered the related party notes and increased the convertible promissory notes by $70,000.

During the six months ended June 30, 2022, an additional $100,000 of the Company’s executive notes were transferred to third parties for cash. The transferred notes had no change in terms thus no resulting gain or loss on the extinguishment and transfer. As per the original terms the notes bear a 10% annual interest rate, gives the holder the right, but not the obligation to convert up to 50% of the amount advanced and accrued interest into shares, warrants or options of common or preferred stock of the Company at fixed rate of $0.01 per share. As of December 31, 2021, and June 30, 2022 $688,000 of these convertible notes are currently past due, with no associated penalties.

8. CARE Loans

	June 30, 2022	December 31, 2021
a) PPP loan – short term	$-	$67,870
b) EIDL loan – short term	10,417	7,083
b) EIDL loan – long term	139,583	142,917
Total CARE loans	$150,000	$217,870

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

During the period ended June 30, 2022, the Company received notification that the loan was forgiven, and as such, $68,870 of principal has been recognized on the income statement under other income, as of June 30, 2022.

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

As of June 30, 2022, the Company calculated that 13 months of the 360 periods on the 30-year loans should be considered short-term (months since installment plan was supposed to begin), and as such $5,347 is considered short-term liabilities, has accrued interest on the loan of $12,188 as of June 30, 2022, or until the Company has received more definitive correspondence related to any potential forgiveness.

9. RELATED PARTY TRANSACTIONS

Convertible Notes Due to Related Parties

During the period ended December 31, 2021, the Company relieved the outstanding payables due to related parties by $200,000 and converted those amounts into additional notes with an aggregate amount of $200,000. As the conversion price embedded in the note agreements was below the trading price of the common stock on the dates of issuance, a beneficial conversion feature (BCF) was recognized at the date of issuance. The Company recognized a debt discount at the date of issuance in the aggregate amount of $38,000 related to the intrinsic value of beneficial conversion feature. Additionally, the Company’s executives transferred $170,000 of their outstanding employee notes for cash to third parties, which lowered the related party notes and increased the convertible note balance by $170,000. The transferred notes had no change in terms, thus resulting in no gain or loss on the extinguishment related to the transfer of debt, making the outstanding balance on the related party notes on December 31, 2021 as $1,014,546, net of debt discounts. As of June 30, 2022, the outstanding balance on the convertible promissory notes was $914,546, net of debt discounts.

During 2020, management elected to reduce the 10% annual interest rate to 3% because of the affects COVID-19 had on the U.S. economy. As such, on December 31, 2020 interest of $249,102 is deferred on the above notes and included in accrued expenses to related parties. The other 7% was considered imputed interest and is included as a separate line item on the equity statement accordingly.

On July 1, 2021, the annual interest on the notes was re-established to 10%, and as such, on December 31, 2021 the interest of $306,852, and on June 30, 2022 the interest on the notes was $353,301.

Accrued wages and costs - In order to preserve cash for other working capital needs, various officers, members of management, employees and directors agreed to defer portions of their wages and sometimes various out-of-pocket expenses since 2011. As of June 30, 2022, and December 31, 2021, the Company owed $449,773 and $391,743, respectively, for such deferred wages and other expenses owed for other services which are included in the accrued expenses – related parties on the accompanying balance sheet.

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

At June 30, 2022 and December 31, 2021, the balance of the derivative liabilities was $0. It was determined at December 31, 2020 that the Preferred A shareholders having the majority vote, can agree to increase the number of authorized shares, if needed, to settle any convertible debt, and thus the liability is $0.

11. EQUITY

The Company has 10,000,000 shares of preferred stock authorized, giving the Board of Directors of this corporation the authorization to (A) determine the number of series into which shares of Preferred Stock may be divided, (B) to determine the designations, powers, preferences, voting and other rights, and the qualifications, limitations and restrictions granted to or imposed upon the Preferred Stock or any series thereof or any holders thereof, (C) to determine and alter the designations, powers, preferences and rights, and the qualifications, limitations and restrictions granted to or imposed upon any wholly unissued series of Preferred Stock or the holders thereof, (D) to fix the number of shares of that series, and (E) to increase or decrease, within the limits stated in any resolutions of the Board of Directors originally fixing the number of the shares constituting any series (but not below the number of such shares then outstanding), the number the shares of any such series subsequent to the issuance of shares of that series.

From this pool the following preferred shares have been classified as:

Preferred Stock – Series A

During the year ended December 31, 2018, the Company authorized 1,000,000 of Series A preferred shares, the Series A Preferred Stock shall, collectively, at all times have super-majority voting power equal to two-thirds (2/3rds) of the votes available to be cast on any matter subject to a shareholder vote. The subject preferred stock lacks any dividend rights, does not have liquidation preference, and is not convertible into common stock. During the year ended December 31, 2018, the Company issued one million Series A preferred shares to certain officers and board members.

Effective January 31, 2020, Chris Walsh resigned from the Board of Directors and returned his Preferred A shares to Treasury, resulting in 900,000 Preferred shares being outstanding currently.

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

Common Stock

During the period ending June 30, 2022, the Company issued 7,604,762 shares of its common stock to various firms for services rendered, with a fair value of $72,926 based on the quoted market price of the shares at time of issuance.

During the period ended June 30, 2022, the Company issued 10,000,000 shares of common stock with a fair value of $25,000 at the date grant for the cash conversion of 10,000,000 warrants.

On October 15, 2021, the Company initiated a financing for gross proceeds of up to $2,000,250 through the issuance of 66,675,000 units at $.03 per unit, utilizing a Regulation A Offering Memorandum under the US Securities Act of 1933. The financing became effective on October 27, 2021. Each unit consists of one share of the Company’s common stock for a period beginning one year after the offering statement was qualified by the Securities and Exchange Commission. For the period ended June 30, 2022, gross proceeds of $150,000 were received and 5,000,000 common shares have been issued related to this offering. The Company spent $50,000 in total for legal and accounting fees to file and make the Regulation A effective.

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

A summary of the Company’s warrant activity and related information is provided below (the exercise price and the number of shares of common stock issuable upon the exercise of outstanding warrants have been adjusted to reflect a 1-for-75 reverse stock split.):

	Exercise Price $	Number of Warrants
Outstanding and exercisable at December 31, 2021	0.0025 – 0.04	49,250,000
Warrants exercised	0.0025	(10,000,000)
Warrants granted	-	-
Warrants expired	-	-
Outstanding and exercisable at June 30, 2022	0.0025 - 0.04	39,250,000

Stock Warrants as of June 30, 2022
Exercise	Warrants	Remaining	Warrants
Price	Outstanding	Life (Years)	Exercisable
$0.0025	6,500,000	2.64	6,500,000
$0.015	10,250,000	1.59	10,250,000
$0.04	22,500,000	2.28	22,500,000

During the period ended June 30, 2022, the Company issued 10,000,000 shares of common stock with a fair value of $25,000 at the date grant for the cash conversion of 10,000,000 warrants with a strike price of $0.0025.

The outstanding and exercisable warrants at June 30, 2022 had an intrinsic value of approximately $321,850.

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

The 2008 Plan provides for the issuance of a maximum of 7,000,000 shares, of which, after adjusting for estimated pre-vesting forfeitures and expired options, approximately 2,235,000 were available for issuance as of June 30, 2022.

No options were granted during the period ending June 30, 2022.

12. COMMITMENTS & CONTINGENCIES

Bonuses

The Company has an employment agreement with its CEO which, among other provisions, provide for the payment of a bonus, as determined by the Board of Directors, in amounts ranging from 15% to 50% of the executive’s yearly compensation, to be paid in cash or stock at the Company’s sole discretion, if the Company has an increase in year over year revenues and the Executive performs his duties (i) within the time frame budgeted for such duties and (ii) at or below the cost budgeted for such duties. No such bonuses were declared or accrued during the periods ending June 30, 2022 or 2021.

Contingencies

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure you that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events. As of June 30, 2022, there was no pending or threatened litigation against the Company.

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

None.

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

Operations

The Company designs, develops, manufactures, sells, and distributes health and safety products and services, and other related medical supplies and equipment, through a global business to business (“B2B”) network of resellers, affiliates, distributors, nonprofit organizations, local, state, and federal government agencies, police departments, manufacturers reps and retailers, and direct business to consumer (“B2C”). Offering a variety of electronic and non-electronic devices and equipment, a proprietary Internet of things (“IoT”) enterprise monitoring platform and a licensing subscription business model. The Company provides a complete end to end solution of hardware, middleware, apps, connectivity, licensing, and professional services, letting our customers know where or how someone, or something, is at the touch of a button, delivering safety, security, and peace of mind in real-time. Except for our military products and medical protective equipment, all of our consumer and enterprise tracking products funnel into the GTX Corp IoT monitoring platform which supports end user customers in over 35 countries. The Company is also in the business of licensing intellectual property and monetizing its patent portfolio.

Overview

During the second quarter of 2022, we focused on ramping up production for our GPS SmartSoles, getting all of our international distributors back online and fulfilling their backorders, finishing our new NFC product which we expect to launch in Q3 2022, continued to support the Endstate NFC/NFT rollout, and attended the LD Micro conference to meet with investors and discuss our REG A, which is priced above market at $.03.

Revenues were not as anticipated for the second quarter 2022, mostly due to a significant spike in COVID cases, ongoing supply chain disruptions, looming worries about the overall health of the economy, and general market volatilities, hence we did not meet our revenue expectations and revenues were down by 40% compared to the comparable previous quarter. Under these challenging circumstances, we did however see continued demand for our SmartSoles, with orders to fulfill throughout the rest of the year. More domestic product sales will subsequently increase our higher margin subscription business which saw a 12% increase over the comparable previous quarter. Also, our Endstate NFC/NFT business increased, with now close to 2,400 units on order for delivery in Q3, 2022. And on the cash flow and balance sheet side, we continued to keep a low burn rate and reduced our net losses by 23% from the comparable previous quarter, took on no new convertible debt, management continued to defer and accrue 34% of our salary and we raised from our Reg A, $150,000.00 during the second quarter 2022, and subsequently raised an additional $30,000.00 in July.

With the recent spike in COVID cases across the country we did continue to see demand for protective medical supplies and fulfill orders daily. With the continued demand for our SmartSoles we increased our production commitment for an additional 1,000 units. And we released a new version of our tracking app along with a new ecommerce store on the Shopify platform, which enables us to have more capabilities to sell through social media platforms such as Facebook and Instagram, along with having better accounting and inventory management capabilities as we start ramping up domestic sales. We also implemented Wi-Fi capabilities on the SmartSole platform which will enable us to track indoors and gets us one step closer to implementing the Bluetooth feature which will then convert the SmartSole from a tracking device to a mobile hub capable of interacting with other wearable medical devices.

We remain optimistic that COVID-19 pandemic is behind us. However, we still have some inventory on hand and solid relationships with our vendors so as long as there is demand we will be ready to serve our customers. Our focus continues to be on ramping up sales of the new SmartSoles, NFC products, other medical wearable devices, A.I. and IP licensing. Health & Safety, Track & Trace. Everyone wants to be healthy, live better and longer, and know where someone or something is and has been. We believe we are in a position to monetize from these trends and keep hearing from many of our B2B customers and international distributors that they want more wearable solutions and technology to serve the medical community.

Results of Operations

The following discussion should be read in conjunction with our interim consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report.

Three Months Ended June 30, 2022 (“Q2 2022”) Compared to the Three Months Ended June 30, 2021 (“Q2 2021”)

	Three Months Ended June 30,
	2022		2021
	$	% of Revenues	$	% of Revenues

Product sales	31,245	49%	112,656	71%
Service income	33,156	51%	46,947	29%
IP royalties	-	0%	-	0%
Total revenues	64,401	100%	159,603	100%
Cost of products sold	35,989	56%	29,959	19%
Cost of service revenue	5,973	9%	18,360	12%
Cost of licensing revenue	-	0%	-	0%
Cost of goods sold	41,962	65%	48,319	30%
Gross profit	22,440	35%	111,284	70%

Operating expenses:
Wages and benefits	131,323	204%	120,160	75%
Professional fees	77,177	120%	97,790	61%
Sales and marketing expenses	5,058	8%	59,802	37%
General and administrative	27,292	42%	41,650	26%
Total operating expenses	240,850	374%	319,402	200%

Gain/(loss) from operations	(218,410)	-339%	(208,118)	-130%

Other (expense)/income, net	(7,813)	-12%	(47,370)	-30%
Net income/(loss)	(226,223)	-351%	(255,488)	-160%

Revenues

Revenues were $64,401 for the Q2 2022 as compared to $159,603 for the Q2 2021, representing a decrease of 60%, This decrease was primarily driven from transitioning out of direct-to-consumer PPE sales during Covid into our core B2B business.

During Q2 2022, the Company’s customer base and revenue streams were comprised of approximately 88.21% B2B (Wholesale Distributors and Enterprise Institutions), 11.79% B2C (consumers and government agencies who bought on the behalf of consumers, through our online ecommerce platform and through Amazon, Google and iTunes), 0% IP (our monetization campaign from consulting, licensing and asserting our patents) and 0% Military and Law Enforcement.

During Q2 2021, the Company’s customer base and revenue streams were comprised of approximately 22.47% B2B (Wholesale Distributors and Enterprise Institutions), 77.05% B2C (consumers and government agencies who bought on the behalf of consumers, through our online ecommerce platform and through Amazon, Google and iTunes), 0% IP (our monetization campaign from consulting, licensing and asserting our patents) and 0.48% Military and Law Enforcement.

Cost of goods sold

Cost of goods sold were $41,962 for the Q2 2022 compared to $48,319 for the Q2 2021, representing a decrease of 13%. This decrease was primarily due to the shift from COVID related PPE’s with less margins, to the higher margin 4G SmartSoles and the increase in recurring fees.

We expect our margins to increase in 2022 once we start ramping up our subscriptions and licensing and sell more of our proprietary products like our SmartSoles, where we have no competition. Our overall gross margin was slightly lower in 2021, predominately because most of our revenues came from product sales which require competitive pricing, and that includes shipping charges. In order to be competitive with the major online retailers (many of them include free shipping) we had to reduce our shipping charges to be in line with competitors.

Wages and benefits

Wages and benefits increased $11,163, or 9%, in Q2 2022 as compared to Q2 2021. This increase was primarily the result of one of our executive sales staff taking on more duties as we transition back into our core GPS and SmartSole business.

Professional fees

Professional fees consist of costs attributable to consultants and contractors who primarily spend their time on legal, accounting, product development, business development, corporate advisory services and shareholder communications. Such costs decreased $20,611 or 21% in Q2 2022 as compared to in Q2 2021. Even though some professional fees have decreased as more responsibilities were transferred from outside contractors and consultants to in-house personnel. Those fees related to investor relations and business development have increased due to new products lines and the impending release of the company’s updated SmartSole products.

Sales and marketing expenses

Sales and marketing expenses decreased by 92% or $54,744 in Q2 2022 in comparison to Q2 2021. This decrease was primarily due to a large Company awareness campaign in 2021 compared to 2022.

General and administrative

General and administrative costs in Q2 2022 decreased by $14,358 or 34% in comparison to Q2 2021, mostly due to adjustments to prior period accruals.

Other income/(expense), net

Other expense, net decreased 84% or $39,556 in Q2 2022 compared to Q2 2021. This decrease was primarily as a result of decrease in the amortization of debt discounts and $34,191 in recovery of EDD payments during Covid.

Net income/(loss)

Net loss decreased by 11% or $29,260 from Q2 2022 to Q2 2021 primarily as a result of the decrease in the amortization of debt discounts and $34,191 in recovery of EDD payments during Covid.

Six Months Ended June 30, 2022 (“Q1 and Q2 2022”) Compared to the Six Months Ended June 30, 2021 (“Q1 and Q2 2021”)

	Six Months Ended June 30,
	2022		2021
	$	% of Revenues	$	% of Revenues

Product sales	163,925	70%	284,989	73%
Service income	68,992	30%	105,135	27%
IP royalties	-	0%	-	0%
Total revenues	232,917	100%	390,124	100%
Cost of products sold	123,934	53%	142,054	36%
Cost of service revenue	12,891	6%	53,427	14%
Cost of licensing revenue	-	0%	-	0%
Cost of goods sold	136,824	59%	195,481	50%
Gross profit	96,092	41%	194,643	50%

Operating expenses:
Wages and benefits	246,962	110%	246,962	63%
Professional fees	197,960	75%	197,960	51%
Sales and marketing expenses	69,738	7%	69,738	18%
General and administrative	88,399	38%	89,701	23%
Total operating expenses	534,425	229%	604,361	155%

Gain/(loss) from operations	(438,333)	-188%	(409,718)	-105%

Other (expense)/income, net	17,725	8%	(136,197)	-35%
Net income/(loss)	(420,608)	-181%	(545,915)	-140%

Revenues

Revenues as a whole in Q1 and Q2 2022 decreased by 40% or $157,207 in comparison to Q1 and Q2 2021, a result of the reduction in demand for PPP’s and the inability to ship any SmartSoles during the 1st quarter due to supply chain delays. We continue to fulfill pre-sale orders daily and expect SmartSole production to catch up with orders over the next few quarters. Additionally, we are seeing an uptick in PPE demand and increased sales as a result of the new COVID spike.

Cost of goods sold

Cost of goods sold increased by 30% or $58,658 during Q1 and Q2 2022 in comparison to Q1 and Q2 2021 primarily due to the shift from purchases of low margin health and safety inventories to the higher margin SmartSoles.

Wages and benefits

Wages and benefits during Q1 and Q2 2022 increased by 3% or $8,126 in comparison to Q1 and Q2 2021, primarily due to employee benefits and conferences.

Professional fees

Professional fees consist of costs attributable to consultants and contractors who primarily spend their time on legal, accounting, product development, business development, corporate advisory services and investor relations. Such costs decreased $22,621 or 11% during Q1 and Q2 2022 as compared to Q1 and Q2 2021, primarily due to the Company’s decreased need for outside consultants.

Sales and marketing expenses

Sales and marketing expenses decreased by 78% or $54,150 during Q1 and Q2 2022 in comparison to Q1 and Q2 2021. Primarily due to costs related to the ramp up of increased health and safety products and the associated advertising in 2021.

General and administrative

General and administrative costs during Q1 and Q2 2022 decreased by $1,300 or 1% in comparison to Q1 and Q2 2021, thus remaining constant with reductions in insurance fees and corporate expenses being offset with increased product development and general occupancy costs.

Other income/(expense), net

Other expense, net decreased 113% or $153,922 from Q1 and Q2 2022 to Q1 and Q2 2021 primarily as a result of a $67,870 from the forgiveness of a CARE loan, the decrease in the amortization of debt discounts and $34,191 in recovery of EDD payments during Covid. These gains offset the increase in interest expense and financing cots related to debt and the Reg A.

Net income/(loss)

Net loss decreased by 22% or $118,284 from Q1 and Q2 2022 to Q1 and Q2 2021 primarily as a result of $67,870 from the forgiveness of a CARE loan, the decrease in the amortization of debt discounts and $34,191 in recovery of EDD payments during Covid, all while operating expenses remaining fairly stable during the transition from health and safety products back to our core GPS and SmartSole business.

Liquidity and Capital Resources

As of June 30, 2022, we had $61,135 of cash and cash equivalents, and a working capital deficit of $2,983,441, compared to $138,342 of cash and cash equivalents and a working capital deficit of $2,829,165 as of December 31, 2021.

During the six months ended June 30, 2022, our net loss was $420,608 compared to a net loss of $545,915 for the six months ended June 30, 2021. Net cash used in operating activities in the six months ended June 30, 2022 and in the six months ended June 30, 2021 was $269,697 and $243,364, respectively.

Net cash used in investing activities during the six months ended June 30, 2022 was $0, as compared to net cash used in investing activities during the six months ended June 30, 2021 which was $63,242 which consisted of proceeds totaling $1,258 received from the sale of marketable securities and $64,500 in developments cost assets.

Net cash provided by financing activities during the six months ended June 30, 2022 was $192,490 and consisted of $150,000 received form the purchase of 5,000,000 shares of common stock at $0.03 per share, $25,000 received for the conversion of warrants, $25,000 from the issuance of debt and $34,180 from draws upon our line of credit. This was offset by payments on debt of $32,510 and $9,180 on the line of credit. Net cash used by financing activities during the six months ended June 30, 2021 was $658,707 and consisted of $16,293 in upon our lines of credit and a term loan, and $675,000 received from financings. This represents a decrease of 88%. This reduction in additional financings is directly related to the Company not relying on convertible notes for financings, with no new convertible notes being issued.

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

In order to continue funding our growth, IP and working capital needs and new product development costs, during the second quarter of 2022 we continued to draw down on our credit line to fund purchase orders. However, no assurance can be given that the investor will provide the funding, if and when requested by us.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has stockholders’ deficit of $3,052,303 and negative working capital of $2,983,441 as of June 30, 2022 and used cash in operations of $269,697 during the current period then ended. A significant part of our negative working capital position at June 30, 2022 consisted of $923,130, of amounts due to various accredited investors of the Company for convertible promissory notes, loans and a letter of credit. The Company anticipates further losses in the development of its business. Please see the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021 for more information regarding risks associated with our business.

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

Based on the evaluation as of June 30, 2022, for the reasons set forth below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2.(a). UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 14, 2022, we issued 4,000,000 in common stock, valued at $39,600 to a firm as part of their agreement.

On January 21, 2022, an investor converted 10,000,000 of warrants into 10,000,000 shares of common stock at a strike of $0.0025 for $25,000 in cash.

On April 1, 2022, we issued 1,200,000 in common stock, valued at $11,400 to a firm as part of their agreement.

On April 6, 2022, an investor invested $150,000 in the Company’s Reg A and received 5,000,000 of shares of common stock at a price of $0.03.

On April 12, 2021, we issued 1,904,762 in restricted common stock to a firm as part of their agreement with a value of $18,476 on the date of the agreement.

On April 1, 2022, we issued 1,200,000 in common stock, valued at $11,400 to a firm as part of their agreement.

On May 12, 2022, we issued 500,000 in common stock, valued at $3,450 to a firm as part of their agreement.

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

GTX CORP

Date: August 12, 2022	By:	/s/ ALEX MCKEAN
Alex McKean,
Chief Financial Officer (Principal Financial Officer)

Date: August 12, 2022	By:	/s/ PATRICK BERTAGNA
Patrick Bertagna,
Chief Executive Officer

