Form 10-Q
period 2022-09-30
Metalert, Inc.
filed 2022-11-15
CIK 1375793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-53046

METALERT INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0493446
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

117 W. 9th Street, Suite 1214, Los Angeles, CA, 90015
(Address of principal executive offices) (Zip Code)

(213) 489-3019
(Registrant’s telephone number, including area code)

GTX Corp

(Former Name or former Address, if Changed Since Last Report)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 15,568,504 common shares issued and outstanding as of November 15, 2022.

METALERT INC. AND SUBSIDIARIES

For the quarter ended September 30, 2022

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

METALERT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2022 AND DECEMBER 31, 2021

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,998	$138,342
Accounts receivable, net	23,328	13,735
Inventory	90,997	98,258
Investment in marketable securities	1,096	2,465
Other current assets	17,827	55,016
Total current assets	157,246	307,816

Property and equipment, net	67,456	92,461
Intangible assets, net	3,308	-

Total assets	$228,010	$400,277

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$127,220	$182,610
Accrued expenses	334,106	327,293
Accrued expenses, related parties	579,245	839,810
Deferred revenues	15,975	37,350
Short-term debt – line of credit	17,000	21,715
Short-term debt - Care loans	6,625	74,953
Convertible promissory notes, past due	843,000	758,000
Convertible notes, related parties, net of discount	1,104,585	976,545
Notes payable	150,875	40,640
Total current liabilities	3,178,631	3,136,981

Long-term debt - CARE loan, net of current	143,375	142,917

Total liabilities	3,322,006	3,279,898

Commitments and contingencies

Stockholders’ deficit:
Preferred stock series A, $0.001 par value; 1,000,000 shares authorized; 13,846 shares issued and outstanding at September 30, 2022 and 15,385 December 31, 2021, respectively	14	15
Preferred stock series B, $0.001 par value; 10,000 shares authorized, 3 and 3 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	-	-
Preferred stock series C, $0.001 par value; 1,000 shares authorized, 11 and 11 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	-	-
Common stock, $0.0001 par value; 2,071,000,000 shares authorized; 15,565,927 and 3,453,885 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	1,556	345
Additional paid-in capital	23,680,890	23,173,403
Accumulated deficit	(26,776,456)	(26,053,384)
Total stockholders’ deficit	(3,093,996)	(2,879,621)
Total liabilities and stockholders’ deficit	$228,010	$400,277

See accompanying notes to condensed consolidated financial statements.

METALERT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Product sales	$36,352	$112,974	$200,277	$397,963
Service income	31,302	38,580	100,293	143,715
Total revenues	67,653	151,554	300,570	541,678

Cost of products sold	23,333	58,001	147,267	200,055
Cost of other revenue	3,016	10,129	15,906	63,556
Total cost of goods sold	26,349	68,130	163,173	263,611

Gross margin	41,305	83,424	137,397	278,067

Operating expenses:
Wages and benefits	127,829	138,137	382,916	358,099
Professional fees	81,893	65,902	257,232	263,863
Sales and marketing expenses	3,494	5,083	19,092	74,821
General and administrative	68,269	70,001	156,670	159,702

Total operating expenses	281,485	279,123	815,911	883,484

Income/(loss) from operations	(240,180)	(195,699)	(678,514)	(605,418)

Other income/(expenses):
Gain/(loss) on settlement of debt	-	-	-	(66,036)
Gain/(loss) on marketable securities	(94)	(1,101)	(1,369)	(419)
Amortization of debt discount	(16,526)	-	(29,089)	-
Grant from Care loans	-	-	67,870	-
EDD Recovery due to COVID			34,191
Interest imputed on related party notes	-	-	-	(30,705)
Interest expense and financing costs	(45,663)	(15,331)	(116,161)	(55,469)

Total other income/(expenses)	(62,284)	(16,432)	(44,558)	(152,628)

Net income/(loss)	(302,463)	(212,131)	(723,072)	(758,046)

Deemed dividend to series-B preferred stockholders	-	-	-	-
Deemed dividend to series-C preferred stockholders	-	-	-	(675,000)

Net income/(loss) attributable to common shareholders	$(302,463)	$(212,131)	$(723,072)	$(1,433,046)

Weighted average number of common shares outstanding - basic and diluted	5,066,220	3,306,193	4,161,828	2,974,597

Net income/(loss) per common share - basic and diluted	$(0.06)	$(0.06)	$(0.17)	$(0.26)

See accompanying notes to condensed consolidated financial statements.

METALERT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND SEPTEMBER 30, 2021

(Unaudited)

For the Three Months Ended September 30, 2022 (Unaudited)

	Series A Preferred		Series B Preferred		Series C Preferred		Common Shares		Additional
	Shares		Shares		Shares		Shares		Paid-In	Accumulated	Equity
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Deficit	(Deficit)
Balance June 30, 2022	15,385	$15	3	$-	11	$-	3,801,655	$380	$23,419,068	$(26,473,993)	$(3,052,303)
Issuance of common stock for services	-	-	-	-	-	-	342,693	34	57,075	-	57,109
Issuance of common stock for the conversion of notes							11,406,200	1,141	112,921		114,062
Issuance of common stock for financings	-	-	-	-	-	-	15,385	2	30,491	-	30,492
Issuance of common stock for the conversion of warrants	-	-	-	-	-	-	-	-	985	-	985
Preferred A to treasury	(1,539)	(1)							1
Debt discount	-	-	-	-	-	-	-	-	60,349	-	60,349
Net income (loss)	-	-	-	-	-	-	-	-	-	(302,463)	(302,463)
Balance September 30, 2022	13,846	$14	3	$-	11	$-	15,565,933	$1,556	$23,680,890	$(26,776,456)	$(3,093,996)

For the Three Months Ended September 30, 2021 (Unaudited)

	Series A Preferred		Series B Preferred		Series C Preferred		Common Shares		Additional
	Shares		Shares		Shares		Shares		Paid-In	Accumulated	Equity
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Deficit	(Deficit)
Balance June 30, 2021	1,000,000	$100	204	$1	675	$-	214,702,481	$21,470	$23,016,911	$(25,398,841)	$(2,360,358)
Issuance of common stock for services	-	-	-	-	-	-	200,000	20	2,940	-	2,960
Net income (loss)	-	-	-	-	-	-	-	-	-	(212,131)	(212,131)
Balance September 30, 2021	1,000,000	$100	204	$1	675	$1	214,902,481	$21,490	$23,019,851	$(25,610,972)	$(2,569,529)

METALERT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND SEPTEMBER 30, 2021

(Unaudited)

For the Nine Months Ended September 30, 2022 (Unaudited)

	Series A Preferred		Series B Preferred		Series C Preferred		Common Shares		Additional
	Shares		Shares		Shares		Shares		Paid-In	Accumulated	Equity
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Deficit	(Deficit)
Balance December 31, 2021	15,385	$15	3	$-	11	$-	3,453,885	$345	$23,175,727	$(26,053,384)	$(2,879,621)
Issuance of common stock for services	-	-	-	-	-	-	459,692	46	129,240	-	129,286
Issuance of common stock for financings	-	-	-	-	-	-	92,309	9	179,991	-	180,000
Issuance of common stock for the conversion of notes	-	-	-	-	-	-	11,406,200	1,141	112,921	-	114,062
Issuance of common stock for the conversion of warrants	-	-	-	-	-	-	153,847	15	24,985	-	25,000
Return of preferred stock to treasury	(1,539)	(1)	-	-	-	-	-	-	1	-	-
Debt discount									60,349		60,349
Net income (loss)	-	-	-	-	-	-	-	-	-	(723,072)	(723,072)
Balance September 30, 2022	13,846	$14	3	$-	11	$-	15,565,933	$1,556	$23,680,890	$(26,776,456)	$(3,093,996)

For the Six Months Ended September 30, 2021 (Unaudited)

	Series A Preferred		Series B Preferred		Series C Preferred		Common Shares		Additional
	Shares		Shares		Shares		Shares		Paid-In	Accumulated	Equity
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Deficit	(Deficit)
Balance December 31, 2020	1,000,000	$100	250	$1	150	$-	138,032,482	$13,803	$21,059,925	$(24,177,926)	$(3,104,097)
Issuance of common stock for services	-	-	-	-	-	-	8,850,000	885	240,822	-	241,110
Loss on stock compensation	-	-	-	-	-	-	-	-	14,075	-	14,075
Issuance of common stock for conversion of debt	-	-	-	-	-	-	16,661,660	1,666	192,707	-	194,373
Issuance of preferred stock for financings	-	-	-	-	675	1	-	-	674,999	-	675,000
Issuance of common stock for financings	-	-	-	-	-	-	250,000	25	3,250	-	3,275
Issuance of common stock for the conversion of warrants	-	-	-	-	-	-	22,708,335	2,271	(2,271)	-	-
Issuance of common stock for the conversion of preferred shares	-	-	(46)	-	(150)	-	28,400,004	2,840	(2,840)	-	-
Loss on shares issued for conversion of debt									131,736		131,736
Deemed dividend on fair value of warrants & conversion feature	-	-	-	-	-	-	-	-	675,000	(675,000)	-
Imputed interest – related parties	-	-	-	-	-	-	-	-	30,705	-	30,705
Inpixon loan reduction correction	-	-	-	-	-	-	-	-	2,340	-	2,340
Net income (loss)	-	-	-	-	-	-	-	-	-	(758,046)	(758,046)
Balance September 30, 2021	1,000,000	$100	204	$1	675	$1	214,902,481	$21,490	$23,019,851	$(25,610,972)	$(2,569,529)

See accompanying notes to condensed consolidated financial statements.

METALERT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income / (loss)	$(723,072)	$(758,046)
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Depreciation and amortization	25,005	7,103
Bad debt expense	-	34,675
Change in fair value of marketable securities	1,369	419
Stock based compensation	129,286	255,185
Grant from CARE loans	(67,870)	-
Amortization of debt discount	29,089	-
Interest and financing cost on LT convertible debt	116,641	-
Issuance of common stock for financings	-	43,413
Loss on the settlement of debt and accrued interest	-	66,036
Fair value of warrants issued for services	-	2,340
Imputed interest on related party notes	-	30,705
Changes in operating assets and liabilities:
Accounts receivable	(9,592)	(41,963)
Inventory	7,261	4,710
Other current and non-current assets	37,189	(91,864)
Accounts payable and accrued expenses	(33,563)	(30,990)
Accrued expenses - related parties	82,698	106,621
Deferred revenues	(21,275)	(6,370)

Net cash used in operating activities	(426,835)	(378,026)

Cash flows from investing activities
Intangible asset purchases	(3,308)	-
PP&E purchases	-	(64,500)
Proceeds from the sale of marketable securities	-	1,258

Net cash used in investing activities	(3,308)	(63,242)

Cash flows from financing activities
Proceeds from line of credit	69,180	-
Proceeds from issuance of preferred stock	-	675,000
Proceeds from the exercise of warrants	25,000	-
Proceeds from Reg A	180,000	-
Borrowings on debt	145,000	-
Payments on notes	-	-
Payments on line of credit	(59,180)	-
Payments on debt	(44,201)	(17,123)

Net cash provided by financing activities	315,799	657,877

Net change in cash and cash equivalents	(114,345)	216,609

Cash and cash equivalents, beginning of period	138,342	76,912

Cash and cash equivalents, end of period	$23,998	$293,521

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$623

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock for conversion of debt and interest	$114,062	$194,373
Deemed dividend	$-	$675,000
Conversion of preferred stock to common stock	$-	$2,841

See accompanying notes to condensed consolidated financial statements.

METALERT INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

During the periods covered by these financial statements, MetAlert Inc. (formerly known as GTX Corp) and its subsidiaries (the “Company”, “GTX”, “we”, “us”, and “our”) were engaged in business operations that design, manufacture and sell various interrelated and complementary products and services in the wearable technology and Personal Location Services marketplace. MetAlert, Inc. owns 100% of the issued and outstanding capital stock of its two subsidiaries - Global Trek Xploration, Inc. and LOCiMOBILE, Inc.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of MetAlert, Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included. Our operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2021, which are included in our Annual Report on Form 10-K.

The accompanying consolidated financial statements reflect the accounts of MetAlert, Inc. and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

On September 20, 2022, as previously disclosed, the Company effected a 1-for-65 reverse stock split of its common stock. All references to shares of common stock outstanding, average number of shares outstanding and per share amounts in these consolidated financial statements and notes to consolidated financial statements have been restated to reflect the reverse stock split on a retroactive basis.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has a stockholders’ deficit of $3,093,996 and negative working capital of $3,021,385 as of September 30, 2022 and used cash in operations during the period then ended. The Company anticipates further losses in the development of its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan until such time as revenues and related cash flows are sufficient to fund our operations.

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

Disaggregation of Net Sales

The following table shows the Company’s disaggregated net sales by product type:

	September 30, 2022	September 30, 2021
Product sales	$200,277	$397,963
Service income	100,293	143,715
IP and consulting income	-	-
Total	$300,570	$541,678

The following table shows the Company’s disaggregated net sales by customer type:

	September 30, 2022	September 30, 2021
B2B	$195,386	$150,180
B2C	105,184	381,321
Military	-	10,117
IP	-	-
Total	$300,570	$541,678

Allowance for Doubtful Accounts

We extend credit based on our evaluation of the customer’s financial condition. We carry our accounts receivable at net realizable value. We monitor our exposure to losses on receivables and maintain allowances for potential losses or adjustments. We determine these allowances by (1) evaluating the aging of our receivables; and (2) reviewing high-risk customers financial condition. Past due receivable balances are written off when our internal collection efforts have been unsuccessful in collecting the amount due. Our allowance for doubtful accounts was $38,920 as of September 30, 2022 and $40,351 as of December 31, 2021. The allowance fully reserves our accounts receivable balances over 90 days.

Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold in the accompanying consolidated statements of operations.

Product Warranty

The Company’s warranty policy provides repair or replacement of products (excluding GPS Shoe devices) returned for defects within ninety days of purchase. The Company’s warranties are of an assurance-type and come standard with all Company products to cover repair or replacement should product not perform as expected. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and recovery from suppliers. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty costs. The Company estimates the actual historical warranty claims coupled with an analysis of unfulfilled claims to record a liability for specific warranty purposes. As of September 30, 2022 and 2021, products returned for repair or replacement have been immaterial. Accordingly, a warranty liability has not been deemed necessary.

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

As of September 30, 2022, the Company had five customers representing approximately 28%, 23%, 16%, 6% and 6% of sales, respectively (34% in receivables represents sales made through our online stores and consists of approximately 2,000 different customers), and five customers representing approximately 25%, 18%, 18, 12%% and 8% of total accounts receivable, respectively (excluding related party payables).

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

Marketable Securities

The Company’s securities investments that are acquired and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value based on quoted market price (level 1) on the balance sheet in current assets, with the change in fair value during the period included in earnings. As of September 30, 2022 and December 31, 2021 the fair value of our investment in marketable securities was $1,096 and $2,465.

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

At September 30, 2022 and December 31, 2021, the balance of the derivative liabilities was $0. It was determined at December 31, 2020 that the Preferred A shareholders having the majority vote, can agree to increase the number of authorized shares, if needed, to settle any convertible debt, and thus the liability is $0.

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

	September 30,
	2022	2021
Warrants	603,846	757,703
Preferred B shares	24,616	266,667
Preferred C shares	10,264	2,750,000
Conversion shares upon conversion of notes	174,250,425	117,414,615
Total	174,889,151	121,188,985

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

As of December 31, 2020, the Company owned 42,500 shares of Inventergy Global, Inc. common stock with a fair value of $1,275. The Company was able to obtain observable evidence that the investment had a market value of $0.02 per share, or an aggregate value of $850 as of the period ended September 30, 2022. As such, the Company recorded no change in market value during the nine months ended June 30, 2022, in its statement of operations.

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

During the nine months ended September 30, 2022, the Company sold 834 shares of its Inpixon shares for total proceeds of $1,334 and recognized a gain from the sale of these shares of $1,258.

The Company was able to obtain observable evidence that the remaining 2,000 shares (now adjusted for a 75-1 split to 27 shares) had a market value of $9.225 per share, or an aggregate value of $246 as of September 30, 2022, as such, the Company recorded a change in the fair value of the shares, resulting in a net loss from the investment in Inpixon shares of $1,794 during the current period ended September 30, 2022.

4. INVENTORY

Inventories consist of the following:

	September 30, 2022	December 31, 2021
Raw materials	$32,162	$71,936
Finished goods	58,835	25,322
Total Inventories	$90,997	$98,258

5. PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	September 30, 2022	December 31, 2021
Software	$25,890	$25,890
Website development	91,622	91,622
Software development	394,772	394,772
Equipment	1,750	1,750
Less: accumulated depreciation	(446,578)	(421,573)
Total property and equipment, net	$67,456	$92,461

Depreciation expense for the period ended September 30, 2022 and 2021 was $25,005 and $7,103, respectively, and is included in general and administrative expenses.

6. INTANGIBLE ASSETS

Intangible assets, net, consists of the following:

	September 30, 2022	December 31, 2021
Trademarks	$3,308	$-
Less: accumulated amortization	-	-
Total intangible assets, net	$3,308	$-

Amortization expense for the period ended September 30, 2022 and 2021 was $0 and $0, respectively, and is included in general and administrative expenses.

7. NOTES & LOANS PAYABLE

The following table summarizes the components of our short-term borrowings:

	September 30, 2022	December 31, 2021
(a) Term loan	$150,875	$40,640
(b) Revolving line of credit	7,000	7,000
(b) Revolving line of credit	10,000	-
Total	$167,875	$47,640

(a) Term loans

In 2022, the Company entered into an unsecured short-term loan agreement with a third party for an aggregate principal balance of $25,000 at an interest rate of 3% per annum, with the interest adjusted to 10% in the case of a default. The term loan becomes due on May 30, 2022. The loan was paid in full on April 14, 2022.

In September of 2019, the Company entered into an unsecured term loan agreement with a third party for an aggregate principal balance of $50,000 at an interest rate of 5% per annum in relation to an Asset Purchase Agreement. The term loan became due on December 31, 2020, and is currently past due. The principal balance outstanding on the note as of December 31, 2021 was $40,640, which included $4,806 in interest and reductions of $9,360 due to sublet fees for office space. As of September 30, 2022 the principal balance outstanding on the note was $150,875, which included $120,000 in borrowings, $4,500 in principal and interest reductions, and $5,325 in reductions due to sublet fees for office space.

(b) Lines of Credit

The Company obtained a revolving line of credit agreement with an accredited investor of $500,000 during 2018. There were three borrowings against the line as of December 31, 2018 for aggregate borrowings of $65,000 and two borrowing in 2019 for $65,000 for a total of $130,000. During the period ended December 31, 2020, the Company repaid $76,000 in principal and all of its accrued interest of $4,204, resulting in a balance due of $22,000 as of December 31, 2020. During the period ended December 31, 2021, the Company repaid $10,000 in principal and all of its interest of $560, as incurred, resulting in a balance due of $7,000 as of September 30, 2022.

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

The Company also has an unsecured line of credit, guaranteed by its CEO, with its business bank, Union Bank, whereby funds can be borrowed at a revolving adjustable rate of 2 points over prime, currently 5.25%, with a max borrowing amount of $100,000. The balance at December 31, 2021 and September 30, 2022 was $0 and $10,000, with $59,180 having been borrowed and $59,180 paid back in the September 30, 2022 period.

8. CONVERTIBLE PROMISSORY NOTES – PAST DUE

As of September 30, 2022 and December 31, 2021, the Company had a total of $848,000 and $758,000, respectively, of outstanding convertible notes payable, which consisted of the following:

	June 30, 2022	December 31, 2021
Convertible Notes – with fixed conversion	$843,000	$758,000
Less: Debt discount	-	-
Total convertible notes, net of debt discount	$843,000	$758,000

a)	Included in Convertible Notes - with fixed conversion terms, are loans provided to the Company from various investors These notes carry simple interest rates ranging from 0% to 12% per annum and with terms ranging from 1 to 2 years. In lieu of the repayment of the principal and accrued interest, the outstanding amounts are convertible, at the option of the note holder, generally at any time on or prior to maturity and automatically under certain conditions, into the Company’s common shares at $0.015 to $0.30 per share. These notes became due in 2017 and prior, and are currently past due.

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

During the nine months ended September 30, 2022, an additional $100,000 of the Company’s executive notes were transferred to third parties for cash. The transferred notes had no change in terms thus no resulting gain or loss on the extinguishment and transfer. As per the original terms the notes bear a 10% annual interest rate, gives the holder the right, but not the obligation to convert up to 50% of the amount advanced and accrued interest into shares, warrants or options of common or preferred stock of the Company at fixed rate of $0.01 per share. As of September 30, 2022 the Company had paid off a $10,000 note with $4,639 of accrued interest for cash, and converted $5,000 of a note with $460 in accrued interest into 546,000 shares of common stock.

As of December 31, 2021, and September 30, 2022 $678,000 of these convertible notes are currently past due, with no associated penalties.

9. CARE Loans

	September 30, 2022	December 31, 2021
a) PPP loan – short term	$-	$67,870
b) EIDL loan – short term	6,625	7,083
b) EIDL loan – long term	143,375	142,917
Total CARE loans	$150,000	$217,870

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

During the period ended September 30, 2022, the Company received notification that the loan was forgiven, and as such, $68,870 of principal has been recognized on the income statement under other income, as of September 30, 2022.

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

As of September 30, 2022, the Company calculated that 16 months of the 360 periods on the 30-year loans should be considered short-term (months since installment plan was supposed to begin), and as such $6,625 is considered short-term liabilities, has accrued interest on the loan of $13,750 as of September 30, 2022, or until the Company has received more definitive correspondence related to any potential forgiveness.

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

On July 1, 2021, the annual interest on the notes was re-established to 10%, and as such, on December 31, 2021 the interest of $306,852, and on September 30, 2022 the interest on the notes was $382,889.

During the period ended September 30, 2022, the Company relieved the outstanding payables due to related parties by $367,901 and converted those amounts into additional notes with an aggregate amount of $367,901 with the same terms as those described above. The Company recognized a debt discount at the date of issuance in the aggregate amount of $168,951 related to the intrinsic value of beneficial conversion feature. Additionally, the Company’s executives transferred $100,000 of their outstanding employee notes for cash to third parties, which lowered the related party notes and increased the convertible note balance by $100,000. The transferred notes had no change in terms, thus resulting in no gain or loss on the extinguishment related to the transfer of debt.

On September 20, 2022, $108,602 of employee notes were converted into 10,860,200 of common stock.

As of September 30, 2022, the outstanding balance on the convertible promissory notes was $1,104,585, net of debt discounts.

Accrued wages and costs - In order to preserve cash for other working capital needs, various officers, members of management, employees and directors agreed to defer portions of their wages and sometimes various out-of-pocket expenses since 2011. As of September 30, 2022, and December 31, 2021, the Company owed $127,419 and $391,743, respectively, for such deferred wages and other expenses owed for other services which are included in the accrued expenses – related parties on the accompanying balance sheet.

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

At September 30, 2022 and December 31, 2021, the balance of the derivative liabilities was $0. It was determined at December 31, 2020 that the Preferred A shareholders having the majority vote, can agree to increase the number of authorized shares, if needed, to settle any convertible debt, and thus the liability is $0.

12. EQUITY

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

On September 20, 2022, the Company effected 1-for-65 reverse stock split of its preferred shares. All share amounts and per share amounts have been retroactively restated to reflect the split as if it had occurred as of the earliest period presented.

From this pool the following preferred shares have been classified as:

Preferred Stock – Series A

During the year ended December 31, 2018, the Company authorized 15,385 of Series A preferred shares, the Series A Preferred Stock shall, collectively, at all times have super-majority voting power equal to two-thirds (2/3rds) of the votes available to be cast on any matter subject to a shareholder vote. The subject preferred stock lacks any dividend rights, does not have liquidation preference, and is not convertible into common stock. During the year ended December 31, 2018, the Company issued one million Series A preferred shares to certain officers and board members.

Effective January 31, 2020, Chris Walsh resigned from the Board of Directors and returned his 1,539 Preferred A shares to Treasury, resulting in 13,846 Preferred shares being outstanding currently.

At December 31, 2020 is was determined that the Preferred A shareholders having the majority vote, can agree to increase the number of authorized shares, if needed, to settle any convertible debt, and thus any derivative liabilities are not necessary to reserve for this.

Preferred Stock – Series B

During the year ended December 31, 2019, the Company authorized 10,000 shares of preferred stock to be designated available for Series B preferred shares that have a value of $1,000 each and are convertible into common shares at fixed price of $0.0025. Holders shall be entitled to receive, and the Company shall pay, dividends on shares of Series B Preferred Stock equal (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the Company’s Common Stock. No other dividends shall be paid on shares of Series B Preferred Stock, and they shall have no voting rights and have liquidation preference. During the year ended December 31, 2019, the Company issued 3 Series Preferred B shares and 30,000,000 warrants to an accredited investor for their financings for an aggregate value of $150,000.

During the period ended December 31, 2020, the Company issued 2 Series B preferred shares and 20,000,000 warrants to an accredited investor for their financings for an aggregate value of $50,000. The Series B preferred shares and warrants shall have a fixed conversion price equal to $0.0025 of common stock, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the Common Stock. The warrants are exercisable at a price of $0.0025 per share through March 2025. The Company considered the accounting effects of the existence of the conversion feature of the Series B Preferred Stock, and the issuance of warrants at the date of issuance. In accordance with the current accounting standards, the Company determined that it should account for the fair value of the conversion feature and relative fair value of the issued warrants (up to the face amount of the Series B Preferred Stock) as a deemed dividend of $50,000 and a charge to paid in capital.

During the period ended December 31, 2021, the two accredited investors converted 2 Series B preferred shares into 28,000,000 common shares at the conversion price of $0.0025.

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

During the period ended December 31, 2020, the Company issued 3 Series C preferred shares and 10,000,000 warrants to two accredited investors for their financings for an aggregate value of $150,000.

During the period ended December 31, 2021, the Company issued 11 Series C preferred shares and 22,500,000 warrants to an accredited investor for their financings for an aggregate value of $675,000. The Series C preferred shares and warrants shall have a fixed conversion price equal to $0.004 per share of common stock, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the Common Stock. The warrants are exercisable through May 2024. The Company considered the accounting effects of the existence of the conversion feature of the Series C Preferred Stock, and the issuance of warrants at the date of issuance. In accordance with the current accounting standards, the Company determined that it should account for the fair value of the conversion feature and relative fair value of the issued warrants (up to the face amount of the Series C Preferred Stock) as a deemed dividend of $675,000 and a charge to paid in capital.

During the period ended December 31, 2021, the two accredited investors converted 3 Series C preferred shares into 10,000,000 common shares at the conversion price of $0.015.

Common Stock

On September 20, 2022, the Company effected 1-for-65 reverse stock split of its common shares. All share amounts and per share amounts have been retroactively restated to reflect the split as if it had occurred as of the earliest period presented.

During the period ending September 30, 2022, the Company issued 459,692 shares of its common stock to various firms for services rendered, with a fair value of $129,286 based on the quoted market price of the shares at time of issuance.

During the period ended September 30, 2022, the Company issued 153,847 shares of common stock with a fair value of $25,000 at the date grant for the cash conversion of 10,000,000 warrants.

On October 15, 2021, the Company initiated a financing for gross proceeds of up to $2,000,250 through the issuance of 66,675,000 units at $.03 per unit, utilizing a Regulation A Offering Memorandum under the US Securities Act of 1933. The financing became effective on October 27, 2021. Each unit consists of one share of the Company’s common stock for a period beginning one year after the offering statement was qualified by the Securities and Exchange Commission. For the period ended September 30, 2022, gross proceeds of $180,000 were received and 92,309 common shares have been issued related to this offering. The Company spent $50,000 in total for legal and accounting fees to file and make the Regulation A effective.

Common Stock Warrants

Since inception, the Company has issued numerous warrants to purchase shares of the Company’s common stock to shareholders, consultants and employees as compensation for services rendered.

A summary of the Company’s warrant activity and related information is provided below (the exercise price and the number of shares of common stock issuable upon the exercise of outstanding warrants have been adjusted to reflect a 1-for-65 reverse stock split):

	Exercise Price $	Number of Warrants
Outstanding and exercisable at December 31, 2021	0.16 – 2.60	757,692
Warrants exercised	0.16	(153,846)
Warrants granted	-	-
Warrants expired	-	-
Outstanding and exercisable at September 30, 2022	0.16 – 2.60	603,846

Stock Warrants as of September 30, 2022
Exercise	Warrants	Remaining	Warrants
Price	Outstanding	Life (Years)	Exercisable
$0.16	100,000	2.38	100,000
$0.98	157,692	1.09	157,692
$2.60	346,154	1.51	346,154

During the period ended September 30, 2022, the Company issued 10,000,000 shares of common stock with a fair value of $25,000 at the date grant for the cash conversion of 10,000,000 warrants with a strike price of $0.0025 or (153,846 warrants at $0.016 accounting for the reverse stock split).

The outstanding and exercisable warrants at September 30, 2022 had an intrinsic value of approximately $223,423.

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

The 2008 Plan provides for the issuance of a maximum of 7,000,000 shares, of which, after adjusting for estimated pre-vesting forfeitures and expired options, approximately 2,235,000 were available for issuance as of September 30, 2022.

No options were granted during the period ending September 30, 2022.

13. COMMITMENTS & CONTINGENCIES

Bonuses

The Company has an employment agreement with its CEO which, among other provisions, provide for the payment of a bonus, as determined by the Board of Directors, in amounts ranging from 15% to 50% of the executive’s yearly compensation, to be paid in cash or stock at the Company’s sole discretion, if the Company has an increase in year over year revenues and the Executive performs his duties (i) within the time frame budgeted for such duties and (ii) at or below the cost budgeted for such duties. No such bonuses were declared or accrued during the periods ending September 30, 2022 or 2021.

Contingencies

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure you that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events. As of September 30, 2022, there was no pending or threatened litigation against the Company.

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

Due to COVID-19, we experienced some changes in our business, that have been both positive and negative. Specifically, the Company’s IP licensing business has been negatively impacted by the global financial slowdown and many courts, judges and law firms are not working at full capacity, which created delays in finalizing licensing agreements or litigation. We have also experienced a small percentage of subscriptions being either cancelled or requested to be put on pause, due to financial hardships. On the positive side we saw an increase in product sales specifically with medical supplies and equipment. Overall, our revenues have not been materially impacted as a whole, however there have been some shifts with certain revenue streams doing better post COVID and others doing worse.

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

14. SUBSEQUENT EVENTS

On October 28, 2022 we issued 34,000 shares to a consultant for services valued at $6,290.

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

Introduction

Unless otherwise noted, the terms “MetAlert”, the “Company”, “we”, “us”, and “our” refer to the ongoing business operations of MetAlert Inc. (formerly known as GTX Corp) and our wholly-owned subsidiaries, Global Trek Xploration, and LOCiMOBILE, Inc.

Organization and Presentation

During the periods covered by the accompanying financial statements, MetAlert, Inc. and its subsidiaries were engaged in business operations that design, manufacture and sell various interrelated and complementary products and services in the wearable technology and Personal Location Services marketplace. MetAlert owns 100% of the issued and outstanding capital stock of its two subsidiaries - Global Trek Xploration, Inc. and LOCiMOBILE, Inc.

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

Operations

The Company designs, develops, manufactures, sells, and distributes health and safety products and services, and other related medical supplies and equipment, through a global business to business (“B2B”) network of resellers, affiliates, distributors, nonprofit organizations, local, state, and federal government agencies, police departments, manufacturers reps and retailers, and direct business to consumer (“B2C”). Offering a variety of electronic and non-electronic devices and equipment, a proprietary Internet of things (“IoT”) enterprise monitoring platform and a licensing subscription business model. The Company provides a complete end to end solution of hardware, middleware, apps, connectivity, licensing, and professional services, letting our customers know where or how someone, or something, is at the touch of a button, delivering safety, security, and peace of mind in real-time. Except for our military products and medical protective equipment, all of our consumer and enterprise tracking products funnel into the MetAlert’s IoT monitoring platform which supports end user customers in over 35 countries. The Company is also in the business of licensing intellectual property and monetizing its patent portfolio.

Overview

During the third quarter of 2022, we undertook evolutionary steps to transform and rebrand the company. We initiated multiple corporate actions, including a name change from GTX Corp to MetAlert Inc., ticker symbol change from GTXO to MLRT, CUSIP number change and we effectuated a reverse stock split. We started the process in June of 2022 and successfully finalized all of our corporate actions on October 19, 2022.

Senior management and the board of directors strongly believed these initiatives were in the long-term best interest of the company and its shareholders for several reasons. Our previous name no longer reflected and symbolized our mission and purpose and even though we are and have been fully reporting S.E.C. Company for over 14 years, being a penny stock on the OTC Pink Open Market was not providing us with all the benefits of being a public company. We did not have significant market liquidity because of the trading volatility often associated with low-priced stocks, many brokerage houses and institutional investors have internal policies and practices that either prohibit them from investing in low-priced (sub-penny) stocks or tend to discourage individual brokers from recommending low-priced stocks to their clients. The Board believes that the resulting price per share after the reverse stock split will help enable the Company to meet the initial listing requirements of a higher broker-dealer network or exchange listing and such an occurrence will attract more potential investors resulting in a more liquid public market. Optically, MetAlert trading with a much higher share on a more senior exchange or broker-dealer market, is more advantageous than GTX Corp trading on the OTC Pink Open Market hovering under 2 cents.

During these past 4 months we had several regulatory bodies such as the SEC, FINRA, the State of Nevada, lawyers and auditors review the company thoroughly and we believe having successfully completed all our initiatives well positions the Company to achieve its aspirations to list to NASDAQ.

The transformation and rebranding will help facilitate some of our next business initiatives, such as applying for Medicare reimbursement, looking into various complimentary acquisitions, the integration of other wearable medical devices into our SmartSole platform, building our network of partners and adding new distribution channels.

As part of the rebranding, the Company will be expanding its product line and will no longer merely sell tracking solutions, but rather more comprehensive remote patient monitoring solutions. Management believes this will enable us to grow both vertically and horizontally. Vertically because we will be offering more than just tracking locations, we will be including fall detection, biometrics, analytics, telehealth, and a host of other related medical services. We plan to also grow horizontally and expand our target audience beyond seniors with Alzheimer’s or dementia, or children with autism. We are now looking at a much broader range of individuals that may have cognitive decline and other ailments and need other remote patient monitoring services. The combination of these factors should help broaden our revenue base in the coming years, by adding those additional services to our monthly recurring service fees, which now range between $5.00 to $100 per month per device.

The above-mentioned endeavors required significant time and effort, that combined with a component recall from one of our suppliers, impacted our ability to generate meaningful revenues in the third quarter. The component recall made it such that we could not manufacture any new inventory of our GPS SmartSoles. As we had very little inventory left from the second quarter, we were only able to ship smaller than anticipated quantities of SmartSoles to our customers in Q3. However, we received the new component, and the factory is in the process of replacing the old component with the new.

This situation has created a significant backlog of orders, which we expect to fulfil over the coming months. We have raw component inventory to make several thousand units, which is still below what we need in total to fulfil backorders but as the supply chain issues improve, we expect to be able to order additional components with shorter lead times starting early next year.

As we discussed in our last Form 10-Q, our NFC/NFT business has been increasing and we saw a 342% increase over the second quarter and expect this business unit to continue to grow. It is a part of our business we are looking to expand as it is not so much reliant on supply chain issues and component sourcing. We believe by adding three or four more customers like endstate, and this could become a strong source of revenue for us.

On the strategic side, we have:

●	Added several new partners, including RoomMate and POD Group;
●	Started testing with new distributors in Europe;
●	Hired a new salesperson that will be solely working certain vertical markets and channels for both SmartSoles and the RoomMate products;
●	Began testing preproduction devices from our partnership with GBT and;
●	Hired several new marketing firms to help tell our story to the business and investment community at large about our transformation into MetAlert.

For the remainder of the year, we still have a lot of work ahead of us, as we, prepare to launch our new 3D infrared remote patient monitoring and fall detection system called RoomMate. We continue the integration development and testing of the GBT technology into our SmartSole plus, we look to bring on new NFC customers, restart our GPS SmartSole production and fill back orders, and apply for an up list to a more senior exchange.

Results of Operations

The following discussion should be read in conjunction with our interim consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report.

Three Months Ended September 30, 2022 (“Q3 2022”) Compared to the Three Months Ended September 30, 2021 (“Q3 2021”)

	Three Months Ended September 30,
	2022		2021
	$	% of Revenues	$	% of Revenues

Product sales	36,352	54%	112,974	75%
Service income	31,302	46%	38,580	25%
IP royalties	-	0%	-	0%
Total revenues	67,654	100%	151,554	100%
Cost of products sold	23,353	35%	58,001	38%
Cost of service revenue	3,016	4%	10,129	7%
Cost of licensing revenue	-	0%	-	0%
Cost of goods sold	26,349	39%	68,130	45%
Gross profit	41,305	61%	83,424	55%

Operating expenses:
Wages and benefits	127,829	189%	138,137	91%
Professional fees	81,893	121%	65,902	43%
Sales and marketing expenses	3,494	5%	5,083	3%
General and administrative	68,269	101%	70,001	46%
Total operating expenses	281,485	416%	279,123	184%

Gain/(loss) from operations	(240,180)	-355%	(195,699)	-129%

Other (expense)/income, net	(62,283)	-92%	(16,432)	-11%
Net income/(loss)	(302,463)	-447%	(212,131)	-140%

Revenues

Revenues were $67,654 for the three months ended September 30, 2022 as compared to $151,554 for the three months ended September 30, 2021, representing a decrease of 55%, This decrease was primarily driven from transitioning out of direct-to-consumer PPE sales during Covid into our core B2B business.

During Q3 2022, the Company’s customer base and revenue streams were comprised of approximately 59% B2B (Wholesale Distributors and Enterprise Institutions), 41% B2C (consumers and government agencies who bought on the behalf of consumers, through our online ecommerce platform and through Amazon, Google and iTunes.

During Q3 2021, the Company’s customer base and revenue streams were comprised of approximately 40% B2B (Wholesale Distributors and Enterprise Institutions), 51% B2C (consumers and government agencies who bought on the behalf of consumers, through our online ecommerce platform and through Amazon, Google and iTunes), 0% IP (our monetization campaign from consulting, licensing and asserting our patents), 6% Military and Law Enforcement and 4% in donations to various groups.

Cost of goods sold

Cost of goods sold were $26,349 for the Q3 2022 compared to $68,130 for the Q3 2021, representing a decrease of 61%. This decrease was primarily due to the shift from COVID related PPE’s with less margins, to the higher margin 4G SmartSoles and the increase in recurring fees.

We expect our margins to increase in 2022 once we start ramping up our subscriptions and licensing and sell more of our proprietary products like our SmartSoles, where we have no or limited competition. Our overall gross margin was slightly lower in 2021, predominately because most of our revenues came from product sales which require competitive pricing, and that includes shipping charges. In order to be competitive with the major online retailers (many of them include free shipping) we had to reduce our shipping charges to be in line with competitors.

Wages and benefits

Wages and benefits decreased $10,308, or 7%, in Q2 2022 as compared to Q3 2021. This decrease was primarily the result of one of our executive sales staff taking on less duties as we transition back into our core GPS and SmartSole business.

Professional fees

Professional fees consist of costs attributable to consultants and contractors who primarily spend their time on legal, accounting, product development, business development, corporate advisory services and shareholder communications. Such costs increased $15,991 or 24% in Q3 2022 as compared to in Q2 2021. Even though some professional fees have decreased as more responsibilities were transferred from outside contractors and consultants to in-house personnel. Those fees related to investor relations, business development and the recent corporate actions have increased due to new products lines and the impending release of the company’s updated SmartSole products.

Sales and marketing expenses

Sales and marketing expenses decreased by 31% or $1,589 in Q3 2022 in comparison to Q3 2021. This decrease was primarily due to a large Company awareness campaign in 2021 compared to 2022.

General and administrative

General and administrative costs in Q3 2022 decreased by $1,732 or 2% in comparison to Q3 2021, mostly due to adjustments to prior period accruals.

Other income/(expense), net

Other expense, net increased 279% or $44,481 in Q3 2022 compared to Q3 2021. This increase was primarily as a result of the amortization of debt discounts and interest expense.

Net income/(loss)

Net loss increased by 43% or $90,334 from Q3 2022 to Q3 2021 primarily as a result of the increase in the amortization of debt discounts and interest expense.

Nine Months Ended September 30, 2022 (“Q1–Q3 2022”) Compared to the Nine Months Ended September 30, 2021 (“Q1–Q3 2021”)

	Nine Months Ended September 30,
	2022		2021
	$	% of Revenues	$	% of Revenues

Product sales	200,277	67%	397,963	73%
Service income	100,293	33%	143,715	27%
IP royalties	-	0%	-	0%
Total revenues	300,570	100%	541,678	100%
Cost of products sold	147,627	49%	200,055	37%
Cost of service revenue	15,906	5%	63,556	12%
Cost of licensing revenue	-	0%	-	0%
Cost of goods sold	163,173	54%	263,611	49%
Gross profit	137,397	46%	278,067	51%

Operating expenses:
Wages and benefits	382,916	127%	385,099	71%
Professional fees	257,232	86%	263,862	49%
Sales and marketing expenses	19,092	6%	74,821	14%
General and administrative	156,670	52%	159,702	29%
Total operating expenses	815,910	271%	883,484	163%

Gain/(loss) from operations	(678,514)	-226%	(605,417)	-112%

Other (expense)/income, net	(44,558)	-15%	(152,629)	-28%
Net income/(loss)	(723,072)	-241%	(758,046)	-140%

Revenues

Revenues as a whole in Q1-Q3 2022 decreased by 45% or $241,108 in comparison to Q1-Q3 2021, a result of the reduction in demand for PPP’s and the inability to ship any SmartSoles during the 1st quarter due to supply chain delays. We continue to fulfill pre-sale orders daily and expect SmartSole production to catch up with orders over the next few quarters. Additionally, we are seeing an uptick in PPE demand and increased sales as a result of the new COVID spike.

Cost of goods sold

Cost of goods sold decreased by 38% or $100,439 during Q1-Q3 2022 in comparison to Q1-Q3 2021 primarily due to the shift from purchases of low margin health and safety inventories to the higher margin SmartSoles.

Wages and benefits

Wages and benefits during Q1-Q3 2022 decreased by 1% or $2,183 in comparison to Q1-Q3 2021, primarily due to employee benefits and conferences.

Professional fees

Professional fees consist of costs attributable to consultants and contractors who primarily spend their time on legal, accounting, product development, business development, corporate advisory services and investor relations and the recent corporate actions. Such costs decreased $6,630 or 3% during Q1-Q3 2022 as compared to Q1-Q3 2021, primarily due to the Company’s decreased need for outside consultants.

Sales and marketing expenses

Sales and marketing expenses decreased by 74% or $55,729 during Q1-Q3 2022 in comparison to Q1-Q3 2021. Primarily due to costs related to the ramp up of increased health and safety products and the associated advertising in 2021.

General and administrative

General and administrative costs during Q1-Q3 2022 decreased by $3,031 or 2% in comparison to Q1-Q3 2021, thus remaining constant with reductions in insurance fees and corporate expenses being offset with increased product development and general occupancy costs.

Other income/(expense), net

Other expense, net decreased 71% or $108,070 from Q1-Q3 2022 to Q1-Q3 2021 primarily as a result of a $67,870 from the forgiveness of a CARE loan, the decrease in the amortization of debt discounts and $34,191 in recovery of EDD payments during Covid. These gains offset the increase in interest expense and financing cots related to debt and the Reg A.

Net income/(loss)

Net loss decreased by 5% or $34,974 from Q1-Q3 2022 to Q1-Q3 2021 primarily as a result of $67,870 from the forgiveness of a CARE loan, the decrease in the amortization of debt discounts and $34,191 in recovery of EDD payments during Covid, all while operating expenses remaining fairly stable during the transition from health and safety products back to our core GPS and SmartSole business.

Liquidity and Capital Resources

As of September 30, 2022, we had $23,998 of cash and cash equivalents, and a working capital deficit of $3,021,385, compared to $138,342 of cash and cash equivalents and a working capital deficit of $2,829,165 as of December 31, 2021.

During the nine months ended September 30, 2022, our net loss was $723,072 compared to a net loss of $758,046 for the nine months ended September 30, 2021. Net cash used in operating activities in the nine months ended September 30, 2022 and in the nine months ended September 30, 2021 was $426,835 and $378,026, respectively.

Net cash used in investing activities during the nine months ended September 30, 2022 was $3,308 for the purchase of intangible assets, as compared to net cash used in investing activities during the nine months ended September 30, 2021 which was $63,242 which consisted of proceeds totaling $1,258 received from the sale of marketable securities and $64,500 in developments cost assets.

Net cash provided by financing activities during the nine months ended September 30, 2022 was $315,799 and consisted of $180,000 received from the purchase of 6,000,000 shares of common stock (92,309 post reverse) at $0.03 per share, $25,000 received for the conversion of warrants, $145,000 from the issuance of debt and $69,180 from draws upon our line of credit. This was offset by payments on debt of $44,201 and $59,180 on the line of credit. Net cash used by financing activities during the nine months ended September 30, 2021 was $657,877 and consisted of $17,123 in payments to our lines of credit and a term loan, and $675,000 received from financings.

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has stockholders’ deficit of $3,093,996 and negative working capital of $3,021,385 as of September 30, 2022 and used cash in operations of $426,835 during the current period then ended. A significant part of our negative working capital position at September 30, 2022 consisted of $2,122,085, net of debt discounts, of amounts due to various accredited investors of the Company for convertible promissory notes, loans and letters of credit. The Company anticipates further losses in the development of its business. Please see the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021 for more information regarding risks associated with our business.

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

Based on the evaluation as of September 30, 2022, for the reasons set forth below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

O July 20, 2022, an investor invested $30,000 in the Company’s Reg A and received 1,000,000 of shares of common stock at a price of $0.03.

On September 20, 2022, the Company’s 65-1 reverse of its common shares was approved by FINRA.

On September 20, 2022, the Company issued 11,406,200 shares for the conversion for various notes to related parties at a fixed price of $0.01.

On September 26, 2022, the Company issued 242,693 shares to various consultants for services valued at $37,860.

On September 28, 2022, the Company issued 100,00 shares to a consultant for services valued at $18,500.

The issuance of the above shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits

3.1	Restated Certificate of Incorporation as filed on September 14, 2022 with the State of Nevada

3.2	Certificate of Amendment of GTX Corp, filed September 12, 2022(1)

3.3	Certificate of Change of Metalert, Inc., filed September 12, 2022(1)

3.4	Amended and Restated Bylaws of Metalert, Inc., as of September 20, 2022(1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Label

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 22, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Metalert, Inc.

Date: November 15, 2022	By:	/s/ ALEX MCKEAN
Alex McKean,
Chief Financial Officer (Principal Financial Officer)

Date: November 15, 2022	By:	/s/ PATRICK BERTAGNA
Patrick Bertagna,
Chief Executive Officer

