Form 10-K
period 2022-12-31
Metalert, Inc.
filed 2023-04-17
CIK 1375793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-53046

MetAlert Inc.

(Exact name of registrant as specified in its charter)

Nevada	98-0493446
(State of incorporation)	(I.R.S. Employer Identification No.)

117 W 9th Street; Suite 1214, Los Angeles, CA 90015	213-489-3019
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of each class registered:	Trading Symbol(s)	Name of each exchange on which registered:
None	MLRT	None

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

The aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 30, 2022 was approximately $10,156. At April 17, 2023, there were 22,833,465 shares of the registrant’s common stock outstanding.

Documents incorporated by reference: No documents are incorporated by reference into this annual report on Form 10-K.

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

Note Regarding Reverse Stock Split

The Company effected a reverse split of its outstanding common stock, par value $0.0001, at a ratio of 1-for-65, effective as of September 12, 2022 (the “Reverse Split”). All share and per share amounts have been restated as if the split occurred as of the earliest period presented.

PART 1

ITEM 1.	DESCRIPTION OF BUSINESS

Unless otherwise noted, the terms “MetAlert, Inc.”, the “Company”, “we”, “us”, and “our” refer to the ongoing business operations of MetAlert, Inc. and our wholly-owned subsidiaries, Global Trek Xploration, Inc. and LOCiMOBILE, Inc.

BUSINESS OVERVIEW

MetAlert, Inc. (OTC Pinks: MLRT) is a pioneer in location sensitive remote patient health monitoring devices and wearable technology products industry.

MetAlert and its subsidiaries are engaged in designing, developing, manufacturing, distributing, and selling products and services in GPS/BLE wearable technology, personal location, wandering assistive technology, and health data collection and monitoring. The company offers a global end-to-end hardware, software, and connectivity solution, in addition to developing two-way tracking technologies, which seamlessly integrate with consumer products and enterprise applications.

With over 20 years of experience and an extensive patent portfolio with more than twenty-five patents, MetAlert provides solutions for consumers/patients afflicted with Alzheimer, Dementia, and Autism (ADA). This market represents approximately 2.9% of the world’s population (approximately 34 million people in 24 developed countries). Due to specific behaviors (problems with memory, adversity to wearing unknown items, etc.) consumers/patients in this market segment, cannot use products such as an iPhone or Fitbit. This has created a significant market with very few competitors for MetAlert.

Using its award-winning patented GPS SmartSole® as a hub for collecting and transmitting data to the cloud in real-time, MetAlert is expanding its value proposition to consumers and increasing its revenue per user (RPU) while creating the largest database of health statistics for ADA consumers/patients. MetAlert generates revenue from product sales, recurring subscriptions, intellectual property licensing, and professional services. The company has international distributors servicing customers in over 35 countries and is an approved U.S. military government contractor. Customers include public health authorities and municipalities, emergency and law enforcement, private schools, assisted living facilities, NGOs, small business enterprises, senior care homes and consumers.

The Company is headquartered in Los Angeles, California, has a sales office in London, England, and distributors across the globe.

The Company was originally founded in 2002 as Global Trek Xploration, Inc., and as part of a reverse merger became publicly traded in 2008, as a 100% wholly owned subsidiary of MetAlert, Inc. (OTC Pinks: MLRT), a Nevada corporation under its former name “Deeas Resources Inc.” On March 14, 2008, MetAlert, Inc. acquired all of the outstanding capital stock of Global Trek Xploration, a California corporation in exchange for the issuance of 18,000,001 shares of MetAlert Inc.’s a Nevada corporation, common stock (the “Exchange Transaction”). MetAlert, Inc. owns 100% of the issued and outstanding capital stock of its two subsidiaries - Global Trek Xploration, Inc. (“Global Trek Xploration”) and LOCiMOBILE, Inc. (“LOCiMOBILE”). Utilizing GPS, cellular, Bluetooth Low Energy (“BLE”), Near Field Communications (“NFC”), Radio Frequency (“RF”), and WiFi technologies through a proprietary enterprise monitoring platform and licensing subscription business model, the Company offers a complete end to end solution of hardware, middleware, apps, connectivity, and professional services that can track and monitor people or assets at the touch of a button in real-time. In addition to selling products and monthly service subscriptions, the Company also generates revenues through licensing its technology and intellectual property, custom development projects and the sale of OEM medical devices and supplies. Its products and services are sold and distributed through a global business to business (“B2B”) and business to consumer (“B2C”) network of resellers, affiliates, distributors, non-profit organizations, local, state, and federal government agencies, police departments, manufacturers reps and retailers. Offering a variety of electronic and non-electronic devices and equipment, a proprietary Internet of things (“IoT”) enterprise monitoring platform and a licensing, subscription business model for its technology and intellectual property. In September of 2022 the Company changed its name from GTX Corp to MetAlert, Inc a Nevada corporation, and maintained ownership and operates 100% of both subsidiaries Globel Trek Xploration and LociMobile.

MetAlert’s flagship product is its award-winning, patented GPS SmartSole® tracking and monitoring solution, which is the world’s first invisible wearable technology GPS tracking device created for those at risk of wandering due to Alzheimer’s, dementia, autism, and traumatic brain injury. The GPS SmartSole is reimbursable through Medicaid or various insurance providers and government agencies in some U.S. States, Canada, Norway, and the UK.

We answer the “where is” question: such as, where is my mother, child, employee, soldier, pet, drone, artwork, or other high value assets, through our proprietary IoT (“Internet of Things”) enterprise platform.

In early 2020 the Company expanded to include medical supplies.

Since inception, MetAlert has developed, sold and commercially launched numerous products, including, its GPS Smart Shoes, SmartSoles, Bluetooth Low Energy (“BLE”) SmartSoles, hand-held GPS tracking devices, a proprietary custom military personnel and asset tracking solution, a weapons tracker, pet tracker, infant tracker and more than 20 smartphone and tablet Apps, all supported by its hosted and scalable backend monitoring platform and intellectual property portfolio. The Company has multiple product lines comprising of its core wearable tech SmartSole line, Military line, OEM devices and supplies, professional services, Near Field Communications (NFC) asset tracking and intellectual property licensing. The business units generate various revenue streams, such as product sales, recurring subscriptions, software, and intellectual property (IP) licensing, fees for custom hardware and software development, along with professional consulting, support, and maintenance services. Many of its products are protected by MetAlert’s intellectual property portfolio of issued patents, licensed patents, patents pending, registered trademarks, copyrights, URLs and a library of proprietary hardware and software designs. MetAlert’s customer base ranges from the U.S. military, foreign military, public health authorities and municipalities, emergency, and law enforcement, first responders, private schools, assisted living facilities, NGOs, business enterprises, senior care homes and direct to consumer.

Media recognition is an important component of MetAlert’s marketing strategy and over the years, the company and its GPS SmartSole have been featured on CNN, Good Morning America, The Doctors, Fox News, Discovery Channel, ABC, NBC, CBS, The New York Times, LA Times, U.S.A. Today, the LA Business Journal, AARP, Keeping up with the Kardashians and numerous other television, radio, magazine, and newspaper media outlets worldwide.

The Company maintains several Internet websites, blogs and social media sites including; www.metalert.com, www.gtxmask.com, www.locimobile.com, www.trackmyworkforce.co, and www.gpssmartsole.com. Our annual reports, quarterly reports, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and other information related to this Company, are available, free of charge, on our corporate website as soon as we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission. The Company’s various Internet websites and the information contained therein, or connected thereto, are not, and are not intended, to be incorporated into this Annual Report on Form 10-K. Our principal executive offices are located at 117 W 9th Street, Los Angeles, California, 90015 and our main telephone number is (213) 489-3019. The information on, or that can be accessed through, our websites is not part of this report, and you should not rely on any such information in making any investment decision relating to our common stock.

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

BUSINESS UNITS

1)	Tracking and Monitoring Technology - Our SmartSole line of wearable footwear technology is designed for people with cognitive memory disorders, such as Alzheimer’s, dementia, autism, and traumatic brain injury (“TBI”). Approximately 9 million people in the U.S. and over 100 million worldwide expected to reach 277 million by 2050 fall under this umbrella of people with cognitive disorders. Typically, these people tend to wander and require some wander guard technology and remote oversight. The SmartSoles are comfortable orthotic insoles embedded with a GPS and cellular tracking module, so that a caregiver can know in real time where a loved one is at the touch of a button from any smartphone or computer. The Company also leverages its technology platform for use in high value asset tracking such as drones, small light weight cargo, and other high value mobile assets that require a robust, small footprint and low power consumption hardware and software platform. MetAlert has been working on expanding this unit to include Short Range and Logistics tracking, utilizing BLE and NFC technology for tracking valuable assets across the supply chain, such as expensive clothing, wines, foods, or pharmaceuticals. BLE - Bluetooth Low Energy and NFC – Near Field Communication are a short-range wireless protocol that triggers data exchange from one device to another. The chip is about the size of a nickel and can be attached, embedded, sewn, glued, embroidered, and even ironed on or otherwise affixed to just about any person or product, including print materials, packaging, and wearables.

2)	Medical Supplies – In 2020 the Company expanded its product line from medical devices to high quality Health & Safety protective equipment and supplies, ranging from hearing assisted technology to masks, sanitizing equipment, UV sterilization equipment, and rapid test kits. With many of its products made or sourced in the U.S. This business unit was significant during Covid, however moving forward we will adjust the unit size to account for market conditions and market demands.

3)	IP and Technology licensing- many of our patents were issued over the past 10 years and we continue to add new patents to our portfolio, and as GPS and wearable technology becomes more ubiquitous and used in numerous products, the MetAlert intellectual property portfolio is garnering interest within the tech community. MetAlert is currently engaged in a licensing and monetization campaign. Over 150 companies that could potentially license some or all our IP have been identified and so far, the Company has signed 14 licensing agreements and generated over $1 million dollars in license fees.

CORPORATE STRATEGY

Management’s corporate strategy is to continue to build and grow MetAlert as a health & safety medical and wearable technology company that provides turnkey solutions for the consumer, enterprise, and government. Most of the MetAlert tracking and monitoring products are sold with a monthly, quarterly, or annual subscription service plan or licensing fees ranging from $2.00 to $35.00, per month per monitored asset. In addition to product sales and recurring subscription fees, the Company also generates revenues through software and IP licensing. Many of our patents have filing dates going back to 2004, 2005 and 2006, have ongoing open continuations, with many of patent claims being used in the marketplace today, providing an opportunity for the Company to license its IP to other technology companies. Part of our strategy is to identify new companies or existing companies that launch new products that are a potential licensee candidate.

As part of our long-term growth strategy, we are focused on launching new medical and tracking wearable products, either internally developed or acquired through licensing, that stand alone or can be part of our SmartSole platform that help grow our subscriber base or increase our average revenue per subscriber. New product development can lead to new IP, hence strengthening our IP portfolio creating additional licensing opportunities. Collectively this approach feeds on one another whereby we can build steady recurring revenue streams. Launching new products, new vertical sales channels and building out our patent portfolio are the key drivers for growth. The more products we develop and sell, the more subscribers we bring onboard. And, as our patent portfolio grows and evolves, so do our licensing opportunities. To date we have built a network of strategic global partners, a robust technology platform of proprietary hardware and software and a growing intellectual property (IP) portfolio. The MetAlert product lines of embedded smart wearable GPS devices, Stand-Alone GPS devices, Digital Apps, BLE/NFC solution, encrypted RF military personnel and asset tracking solutions and protective medical supplies and devices are sold direct to the consumer (“B2C”), to the enterprise business to business (“B2B”), and to local, state, federal and international government agencies , through our network of resellers, affiliates, distributors, non-profit organizations, military and police departments, manufacturers reps and retailers. The Company has been ramping up its product distribution and sales channels and, as of December 31, 2022, the Company had live units in the field and / or paying subscribers in over 40 countries, with customers and distributors in Canada, Mexico, Europe, Latin America, Asia, the Middle East, and parts of Africa. In the U.S. the Company sells direct to the consumer through its online ecommerce platform, a host of retailers and resellers along with hundreds of online affiliates. The Company also manages direct B2B enterprise and government sales through its business development team and advisors. The B2B initiatives comprise of supporting existing distributors along with bringing on new distributors, working with U.S. and Foreign agencies, to support existing business and secure new business, and domestically to work with local, state, and federal agencies to acquire reimbursement codes for its line of SmartSoles. To date, MetAlert has been issued a vendor number for reimbursement in 11 U.S. states and internationally in Canada, Norway, Sweden and in the U.K. the National Health Services (“NHS”) began conducting regional pilots for the wander assistive GPS SmartSoles, in urban centers with high populations of seniors afflicted with dementia. Under these reimbursement programs, the SmartSoles are either partially (50% to 60%) or sometimes up to (100% including the monthly subscriptions) paid for or subsidized by the local, state, or federal grants or through insurance reimbursement. As additional resources become available, we plan to apply for new grants and private insurance reimbursement along with other health and municipal services both domestically and in other countries. Where granted, the subsidies lower the cost of buying and owning our tracking products, which can result in an increase in customers and revenues.

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

MetAlert’s management believes that more and more consumers, enterprises, and government agencies are realizing the importance of using tracking and monitoring information technology. The technology growth story has long focused on the consumer, but as enterprises in every industry sector, including the government sector, look to technology to facilitate and transform their own operations, the opportunities for technology companies have broadened considerably. The following information illustrates the ways in which various tech markets are expected to grow.

The LBS and RTLS market have grown considerably over the past few years and is expected to grow further with increasing portable personal digital assistant (“PDA”) based e-commerce. The overall market is expected to grow from $15.04 billion in 2016 to $77.84 billion by 2021, at a CAGR of 38.9%.

CORPORATE STRUCTURE

MetAlert, Inc. is a Nevada corporation which operates two wholly owned subsidiaries Global Trek Xploration, Inc. and LOCiMobile, Inc.

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

LOCiMOBILE, Inc., our other wholly owned subsidiary, is a Nevada based corporation which develops and owns a suite of mobile tracking applications (“Apps”) that turn the latest Smartphones and tablets such as iPhone®, iPad, Google Android and other GPS enabled handsets into a tracking and location based real-time tracking device which can be viewed through the GTX IoT tracking portal from any internet connected device. In the enterprise market MetAlert is best known for the App, Track My Work Force, which allows employers to easily track and monitor the whereabouts and mileage of their employees, drivers and sales reps, through their Smartphone or tablet. The Company continues to rollout new and innovative products which will include a series of applications that will be geared for the enterprise user, by offering “private label” versions of our popular consumer Apps to companies looking for a more personalized and secure methods of keeping track of their employees. Our roadmap also consists of additional applications for the iPad, other tablets, smart TV’s, and more applications for the iPhone and Google Android operating systems. Our goal is to expand our user base community, increase the value of our brand, and generate revenues from App sales, monthly subscriptions and advertising.

PRODUCTS & SERVICES

●	GPS SmartSole and the SmartSole plus – a wearable orthotic insole GPS tracking, monitoring and recovery solution for those at risk of wandering due to Alzheimer’s, dementia and autism.
●	Take Along Tracker 4G – a stand-alone miniature tracking and SOS device that allows for GPS capabilities, plus 4G, GSM, data and voice as well as a 3-way motion sensor.
●	Track My Workforce – a mobile app allowing employers to monitor mobile employees like drivers and sales representatives through their Smartphone.
●	Sole Protector for GPS Smartsole – created specifically for the GPS SmartSole® in order to boost longevity, hygiene, covertness, protection and comfort. Extends the life of the SmartSole with increased shock absorption and water resistance.
●	Take Along Friends & the Invisabelt - A GPS cellular tracking and monitoring device for young children and toddlers.

●	Protective Medical devices and supplies – Ranging from PPE’s such as masks, sanitizers, face shields, UV wands and assorted equipment all the way to and including; Antibody and Antigen rapid test kits and hearing assisted technologies.
●	VeriTap - an NFC tag and middleware application designed to monitor logistics and assets in the supply chain.

CUSTOMERS

The Company, along with its international distributors, services thousands of consumers, hundreds of businesses, and dozens of local, state, and federal government agencies, across 6 continents. MetAlert also sells products and services to the U.S. Military and law enforcement agencies and is an approved government contractor. Other MetAlert customers include public health authorities, municipalities, and Universities, in the U.S., Canada and across Europe. MetAlert also has a vendor number in 11 U.S. States and sells to local and state agencies supported by Medicare and Medicaid. Other customers range from retailers, healthcare facilities, private schools, assisted living facilities, NGOs, small business enterprises, senior care homes, and security companies. The Company also has several branded products and sells direct to the consumer.

INTELECTUAL PROPERTY

MetAlert’s IP portfolio not only supports the Company’s core product lines by creating barriers of entry to competitors, but also underscores the Company’s intrinsic value and generates revenues from out bound licensing. Our early investment in IP dates to 2002 and demonstrates MetAlert’s commitment to developing innovative technology in the growing wearable GPS, LBS and RTLS space. The MetAlert IP portfolio underpins its business and provides support across all its business units. The portfolio addresses three core areas: Footwear, Communication and International coverage and as of December 31, 2022 we had twenty-two (22) patents and several trademark registrations. These include eighteen (18) issued U.S. utility patents, three of which are insole patents, two (2) issued U.S. design patents, and two (2) other pending U.S. utility patent applications. We also have two (2) issued Mexican utility patents and one (1) pending European foreign national patent application based on our U.S. filings. In addition to the five (5) comm protocol’s (program-to-program communications access methods), which falls under MetAlert U.S. Patent 8,760,286, commonly referred to as the 286 MetAlert patent family, MetAlert also has several patents on the device side. The international multi- pronged IP protection approach is part of the overall intellectual property strategy protecting all aspects of the MetAlert enterprise and value of its hardware and platform.

MetAlert also has under license one (1) U.S. patent and twelve (12) foreign patents. Included under the IP portfolio MetAlert has U.S. trademark registrations including, but not limited to, registrations for the marks “LOCi” and “LOCIMOBILE.” In addition, another U.S. trademark application for “GPS SMART SOLE SATELLITE MONITORING AND REALTIME TRACKING”, “GTX CORP”, and “WITH YOU.”

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

Due to Covid and other resource related circumstances the MetAlert IP campaign stalled during 2021 and after several months of analysis on how to revamp the campaign it was mutually agreed by the BOD of Inventergy and MetAlert, that MetAlert should take back full control of its patents and the licensing strategy. Effective November 20, 2021, MetAlert dissolved its patent license agreement with Inventergy, LLC whereby Inventergy transferred and assigned back to MetAlert all rights, title and interest in each of the Patents, consistent with what was specified in Section 4.1 of the original agreement, including all (sole) responsibility for future prosecution and maintenance of the Patents, including any rights to receive any further royalties, compensation, revenue share for any past present or future monetization effort, effectively relinquishing its fifty-five (55%) ownership interest, back to MetAlert. Subsequently in December of 2021 the USPTO granted a notice of allowance on a patent application which covers different aspects of the GPS SmartSole product, and we expect to receive more patents covering other aspects on related applications in the future as we continue to expand our IP portfolio in the wearable technology space, especially as the global wearable medical device market continues to grow and expecting to reach $9.4 billion by 2022. This 4th patent helps solidify our portfolio with respect to wearable tracking and monitoring technologies embedded in footwear. That came on the heels of another office action from the USPT on our com protocol family of patents which allowed an additional Patent which now MetAlert has filed ongoing open continuations for both patents which we expect will further enhance the portfolio and strengthen our licensing strategy.

TECHNOLOGY

MetAlert Inc. has developed a “carrier-class” architecture and no longer needs to host the servers in a facility Data Center. Throughout 2020 most of our servers were migrated to the cloud which enables cost-efficient expansion, without the need for application code changes.

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

We continue to modify and upgrade our modules for our SmartSoles and other GPS tracking products. The production and roll-out of version 4G of our SmartSole product we will no longer have to be custom make SmartSoles for our international distributors, so our manufacturing cost and timelines are reduced, and we have more flexibility to timely meet our customers’ requirements. Also, we now can bill for data charges in over 100 countries, thereby increasing our potential markets. The ability to produce a product that can be delivered to foreign market without customization and to bill for data charges in additional countries will enable us to increase our RPS (revenue per subscriber). Our core tracking products (SmartSole, Take-Along-Tracker, OEM modules and Track my Work Force App) are supported by the existing infrastructure for the worldwide cell network that provides coverage throughout the United States, Canada, Mexico and numerous other countries that operate on the global GSM Wireless networks. Our personal locator modules have the ability to operate on the networks of 290 carriers in over 210 countries.

STRATEGIC RELATIONSHIPS & LICENSING

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

RESEARCH & DEVELOPMENT

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

GROWTH STRATEGY

We have developed a multi-prong business model approach; business-to-business (B2B), business-to-consumer (B2C), Government and Military sales, and licensing of our technology and IP. We have successfully proven out all our models in a small scale. With B2C, we continue to invest in e-commerce and once we can hit critical mass with lower pricing, we will expand into the mass consumer markets. With B2B our strategy is to establish more partners and relationships with key industry leaders who will embed our technology into their products to sell to their established customer base. In addition, we plan to continue working with the Military both in the U.S. and abroad. Lastly, we plan to continue to identify companies that can license our IP. This approach requires time and capital to grow, however it is also diversified so that all our eggs are not in one basket and once scaled can show rapid growth. As a growing underfinanced company, we have managed to prove out our business models and now need to scale. Management believes that once we have the resources to scale any of these models or all of them, we can expect to see steady and sustainable growth. We are still looking to raising capital to meet our growth strategies through an Offering Statement on Form 1-A, filed on October 15, 2021 and qualified on October 27, 2021 (the “Reg A”), and the Reg A may require updating once the 10K is filed.

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

COMPETITION

Personal location and asset tracking devices of various kinds are currently available from numerous vendors, and the number of competitive products is increasing rapidly in the marketplace. Furthermore, many of the location products and services are available at no cost to the user or are already included in other products. Nevertheless, we believe this rapidly growing market acceptance of the tracking solutions that we offer represents an opportunity as the intrinsic value of the tracking solutions is recognized and mass market adoption continues. The key competitive advantage for MetAlert in its lead SmartSole product is our innovative approach to embedding electronics inside a flexible footwear system, which advantage is protected by an extensive patent portfolio and first to market. Another key competitive advantage is our large and growing patent portfolio along with our ability, because we are a small company, to be agile and responsive while still having deep and long industry knowledge of the GPS space.

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

EMPLOYEES AND CONSULTANTS

As of December 31, 2022, the Company had eight full-time and part-time employees along with three consultants and two commission-based sales personnel. Any selling, marketing, technical, IT and/or software development work that is not handled by our employees, advisors, or sales personnel, is outsourced to qualified contractors and consultants. The Company has over a dozen active outside consultants and contractors which are hired on an as needed basis.

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

Because our SmartSoles are sold globally, our certification’s not only cover domestic regulations and controls but the international regulations and controls required under FCC, RED, CE and IC certifications.

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

Any number of risks and uncertainties could cause actual results to differ materially from those we express in our forward-looking statements, including the risks and uncertainties we describe below and other factors we describe from time to time in our periodic filings with the SEC. We therefore caution you not to rely unduly on any forward-looking statement. The forward-looking statements in this report speak only as of the date of this report, and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments, or otherwise.

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

Our Company, digital channels, and distribution center have remained open during the COVID-19 pandemic. We have incurred significant SG&A expenses related to efforts to protect the health and well-being of our team members. Most of our Company’s operations have transitioned to remote working arrangements, which has amplified our already extensive reliance on computer systems and on our continued and unimpeded access to the Internet to use those systems. During parts of the COVID-19 pandemic, we have had to temporarily alter other parts of our operations, including adjusting our in-store returns process, suspending physical inventory counts. Those temporary alterations to our operations have at times negatively affected, and in the future could negatively affect, the guest experience, sales, and our results of operations. In addition, if guests or team members have negative perceptions about the cleanliness and safety of our stores in light of the COVID-19 pandemic, our reputation, the guest experience, sales, and our results of operations could be adversely affected.

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

MetAlert Corp believes that decision-useful climate-related information in mainstream reports is needed more than ever. The TCFD recommendations fit well into our commitment to conduct business in a financially, environmentally and socially responsible way. We believe the TCFD recommendations will assure investors that MetAlert Corp takes climate change seriously and works proactively to understand the risks and opportunities to our business related to climate change.

We will take a step-wise approach to incorporate climate-related disclosures as per the TCFD recommendations into our Annual Report; Below is a summary of how MetAlert Corp addresses the risks related to climate change.

All our decisions are driven by the Triple Bottom Line (TBL) business principle: a commitment to do business in a way that is financially, environmentally, and socially responsibility.

Our risk management process is governed by our Executive Management and is designed to ensure that key business risks are effectively identified, assessed, and mitigated so that they do not affect the company’s ability to achieve its business objectives.

Climate-related risks are identified and assessed through the risk management system. So far, neither the short-term nor the medium-term risk of climate change at company level has been material/critical in terms of potential direct impacts. The risks have therefore been identified, assessed and mitigated through individual departments or business units.

For the upstream production and sourcing of components MetAlert Corp performs an annual risk assessment of all active direct spend items and vendor combinations on the approved supplier list. The assessment includes likelihood of disruption paired with financial implications. The risk assessment serves to provide input for risk mitigation in sourcing categories, and consequently prioritize actions to prevent or minimize the impact of supply disruptions on manufacturing. The assessment includes a natural hazards risk rating of supplier locations, provided by external insurance companies. The risk rating is related to various parameters, including flooding, earthquake, wind speed, tornado, hailstorm, and lightning.

RISKS RELATED TO OUR BUSINESS

We will need additional funding in the near future to continue our current level of operations and growth.

As of December 31, 2022, we had a working capital deficit of $3,233,209and an accumulated deficit of $27,556,471. In addition, for the year ended December 31, 2022, we had a loss of $1,503,087. Revenues generated from our current operations are not sufficient to pay our on-going operating expenses. In addition to product and services sales, our working capital needs in 2022 were partially funded by the sale of approximately $15,264 in “PPE’s, the sale of our securities under our Reg A for $180,000. Therefore, we continue to obtain additional funding from the sale of our securities or from strategic transactions in order to fund our current level of operations.

Aside from continuing these loan transactions, we have not identified the sources for additional financing that we may require, and we do not have commitments from third parties to continue to provide this financing. Being a micro-cap stock, certain investors may be unwilling to invest in our securities. There is no assurance that sufficient funding through a financing will be available to us at acceptable terms or at all. Historically, we have raised capital through the issuance of convertible debt securities or straight equity securities. However, given the risks associated with our business, the risks associated with our common stock, the worldwide financial uncertainty that has affected the capital markets, and our status as a small, unknown public company, we expect in the near future, we will have difficulty raising capital through traditional financing sources. Therefore, we cannot guarantee that we will be able to raise capital, or if we are able to raise capital, that such capital will be in the amounts needed. Our failure to raise capital, when needed, and in sufficient amounts, will severely impact our ability to continue to develop our business as planned. In addition, if we are unable to obtain funding as, and when needed, we may have to further reduce and/or cease our future operations. Any additional funding that we obtain in an equity or convertible debt financing is likely to reduce the percentage ownership of the company held by our existing security holders.

Based on the above factors, our auditors have concluded that there is substantial doubt as to our ability to continue as a going concern.

There is substantial doubt about the entity’s ability to continue as a going concern.

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses of $1,503,087 and $1,200,458 for the years ended December 31, 2022 and 2021, respectively, has incurred losses since inception resulting in an accumulated deficit of $27,556,471 as of December 31, 2022, and has negative working capital of $3,233,209 as of December 31, 2022. A significant part of our negative working capital position on December 31, 2022 consisted of $843,000, of amounts due to various accredited investors of the Company for convertible promissory notes, loans and a letter of credit, as well as the current portion of $7,903 in CARE loans. The Company anticipates further losses in the development of its business.

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

We currently have a working capital deficit and our current and projected revenues are not sufficient to fund our anticipated operating needs. We have reported net losses of $1,503,087 and $1,200,458 for the years ended December 31, 2022 and 2021, respectively. While we anticipate that revenues will increase in 2023, unless our sales increase substantially in the near future, we will continue to incur net losses in the near term, and we may never be able to achieve profitability. In order to achieve profitable operations, we need to significantly increase our revenues from the sales of product, subscriptions and licensing fees. We cannot be certain that our business will ever be successful or that we will generate significant revenues and become profitable. As a result, an investment in our company is highly speculative and no assurance can be given that our business model will be successful and, therefore, that our stockholders will realize any return on their investment or that they will not lose their entire investment.

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

Our future capital requirements, and our currently projected operating and liquidity requirements, will depend on many factors, including:

●	The ramping and scaling of the GPS SmartSole® and BLE SmartSole;

●	Supporting growth with advertising and marketing;

●	Our ongoing general and administrative expenses related to our being a reporting company;

●	The cost of developing and improving our products and technologies thru R&D to stay competitive; and

●	The maintenance and the ongoing development of our IP portfolio.

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

Our projected revenues in 2023 rely on the scaling of the our new 4G LTE GPS SmartSole®, adding subscribers, increasing our military business, growing our OEM and IP monetization business, and continuing the sales of PPE and other related medical products and supplies.

The financial slow down caused by Covid-19 at the beginning of 2020, impacted our subscription business and launch our new 4G SmartSoles, thus we did not generate adequate revenues in 2021 and 2022 from the sales of the SmartSoles and from on-going subscription fees to cover all of our operating expenses. Our revenue projections for 2023 assume that the revenues we generate from the SmartSole, including subscriptions will increase from the amount generated in 2022 and that our other business units will grow accordingly. However, we cannot predict the future and continued market acceptance of the SmartSole product line. Accordingly, it is uncertain whether our revenues will equal our internally projected levels. Failure to reach our target revenue levels will materially, and adversely, affect our financial condition.

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

As of April 17, 2023, our executive officers and directors, in the aggregate, beneficially own shares representing approximately 0.6792% of our common stock as well as super voting rights due to the Directors’ ownership of Preferred A shares (see Footnote #13 of our Financial Statements included herein). Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination. On matters submitted to our stockholders for approval, holders of our common stock are entitled to one vote per share. If our executive officers and directors choose to act together, they would have significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these individuals, if they chose to act together, would have significant influence on the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

As of December 31, 2022, we had short term convertible notes with outstanding principal balances totaling $843,000 and during the first quarter of 2023 we did not enter into any additional short term convertible notes all of which can potentially be convertible into shares of the Company’s common stock at prices less than the then-prevailing market price. The lenders for these convertible notes have a financial incentive to convert the notes and realize the profit equal to the difference between the conversion price and the market price. If the convertible notes are converted, the price of our common stock could decrease. See further discussion regarding the conversion features of our convertible debentures in footnote 8 of our Financial Statements included herein.

During 2022, we converted notes payable with principal balances of approximately $114,062 owed to various investors and employees into 11,406,200 shares of our common stock. Our average market price during 2022 was $0.1600 per share. Although our goal is to limit future issuances of such convertible notes, no assurance can be given that we will not have to raise funds from these types of investments in the future.

Our common stock is thinly traded and the price of our common stock may be negatively impacted by factors that are unrelated to our operations.

Our common stock is currently quoted on the OTC Pink Open Market (the “Pinks”). Trading of our stock through the Pinks is frequently thin and highly volatile. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our business objectives, trading volume in our common stock, changes in general conditions in the economy and the financial markets, or other developments which affect us or our industry. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

When we issue additional shares in the future, it will likely result in the dilution of our existing stockholders.

Our articles of incorporation authorizes the issuance of up to 2,071,000,000 shares of common stock with a $0.0001 par value, of which 17,177,206 common shares were issued and outstanding as of December 31, 2022 (we also are authorized to issue 10,000,000 preferred shares with a par value of $0.0001, 15,385 of which have been issued and are outstanding Series-A, 3 of which have been issued and outstanding Series-B, and 11 of which have been issued and outstanding Series-C). From time to time we may increase the number of shares available for issuance in connection with our equity compensation plans. Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of preferred stock and may choose to issue some or all of such shares to provide additional financing or acquire more businesses in the future.

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

Our common stock is currently quoted on the Pinks under the symbol “MLRT.” Since our common stock is not listed on a national securities exchange, if the trading price of our common stock remains below $5.00 per share, trading in our common stock will be subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-national securities exchange equity security that has a market price of less than $5.00 per share, subject to certain exceptions). The additional burdens imposed upon broker-dealers could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and the ability of holders of the common stock to sell their shares.

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

None

ITEM 2.	DESCRIPTION OF PROPERTIES

We have executive, administrative, and operating offices at 117 W 9th Street, Suite 1214, Los Angeles, California 90015. Our office space is approximately 1,600 square feet and consists of executive and administrative workspace for a base rent of $1,710 per month, on a month-to-month basis.

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

Market Information.

Our common stock is quoted on the over-the-counter market on the Pinks trading platform under the symbol “MLRT”. And first began trading on April 17, 2008. The following table sets forth the high and low sale prices for our common stock on the Pinks for the periods indicated. The quotations below reflect inter-dealer prices, without retail mark-up, mark down, or commission, and may not necessarily represent actual transactions:

	Year Ended
	December 31, 2022
	High	Low
Quarter ended March 31, 2022	$0.0128	$0.0067
Quarter ended June 30, 2022	$0.0105	$0.0069
Quarter ended September 30, 2022	$0.5052	$0.0063
Quarter ended December 31, 2022	$0.4900	$0.1400

	Year Ended
	December 31, 2021
	High	Low
Quarter ended March 31, 2021	$0.09	$0.0116
Quarter ended June 30, 2021	$0.03421	$0.0165
Quarter ended September 30, 2021	$0.0288	$0.0116
Quarter ended December 31, 2021	$0.0233	$0.0105

Holders of Record.

As of December 31, 2022, an aggregate of 17,177,206 shares of our common stock were issued and outstanding and were owned by approximately 290 holders of record, based on information provided by our transfer agent. The foregoing number of record holders does not include an unknown number of stockholders who hold their stock in “street name”.

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

On July 20, 2022, an investor invested $30,000 in the Company’s Reg A and received 1,000,000 of shares of common stock at a price of $0.03.

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

On October 28, 2022, the Company issued 34,000 shares to a consultant for services valued at $12,000.

On November 25, 2022, the Company issued 1,550,000 shares to various consultants for services valued at $465,000.

On December 2, 2022, the Company issued 27,273 shares to a consultant for services valued at $12,000.

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
2022
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

Overview

MetAlert, Inc. (OTC PINK: MLRT) and its subsidiaries (currently, Global Trek Xploration, Inc. and LOCiMOBILE, Inc.) are engaged in designing, developing, manufacturing, distributing, selling and licensing products, services and intellectual property in the GPS/BLE wearable technology, personal location, wandering assistive technology, and health data collection and monitoring. Global Trek Xploration focuses on hardware and software design and development of products and services by offering a Global Positioning System (“GPS”), Bluetooth Low Energy (“BLE”) and cellular location platform that enables subscribers to track in real time the whereabouts of people, pets or high valued assets through a miniaturized transceiver module, wireless connectivity gateway, middleware and viewing portal. LOCiMOBILE, Inc. has developed and owns LOCiMobileTM, and Track My Work Force (“TMWF”), a suite of mobile tracking applications that turn the iPhone, Android, and other GPS enabled handsets into a tracking device which can then be tracked from handset to handset or through our Location Data Center tracking portal and which allows the user to send a map to the recipient’s phone showing the user’s location.

With over 20 years of experience and an extensive patent portfolio, MetAlert is a leading solution provider for consumers/patients afflicted with movement, cognitive and spatial awareness disorders. This market represents approximately 2.9% of the world’s population. The Company offers global end-to-end hardware, software, and connectivity solutions, in addition to developing two-way tracking technologies, which seamlessly integrate with consumer products, enterprise and government agency applications. Utilizing the latest in miniaturized, low power consumption GPS, Cellular, RF, NFC, and BLE technologies, enabling caregivers to track and monitor patients in real time. Known for its game-changing and award-winning patented GPS SmartSole® — think Dr. Scholl’s meets LoJack, the world’s first invisible wearable technology tracking device created for those at risk of wandering due to Alzheimer’s, dementia, autism, and traumatic brain injury. MetAlert’s subscription-based business model is built around technology innovation with intellectual property protection. The company has international distributors servicing customers across the globe with subscribers in over 40 countries and is a U.S. Military Government contractor. Other customers include public health authorities, municipalities, emergency and law enforcement, private schools, assisted living facilities, NGOs, small business enterprises, senior care homes and consumers.

Year in Review

2022 started off with great optimism, as we sensed an end to COVID and a return to normal operations were in reach, and management set its course for a post-pandemic year. We began selling down our remaining PPE inventory and forged ahead for our Cat M1 LTE SmartSole launch. With businesses opening back up and overall general travel picking back up we started to see an uptick in B2B sales. We saw continued demand for the new 4G SmartSoles with thousands of units forecasted for the year.

Even with COVID coming to an end, will still saw variants during the first quarter and thus saw a surge in orders for medical supplies which enabled us to convert paid for inventory into cash while reducing our overall PPE inventory levels. Things appeared to be moving along as planned, selling off already paid for inventory and using the cash for SmartSole production, which also enabled us to convert paid for electronic components into finished product so we could start back filling pre-orders. We also started working on a new version of our tracking app and a new e-commerce store on the Shopify platform, which would enable us to have more capabilities to sell through social media platforms such as Facebook and Instagram, along with having better accounting and inventory management capabilities as we started ramping up domestic sales.

On the IP front, during the first quarter of 2022, we were issued two new patents by the United States Patent and Trademark Office (USPTO). U.S. patent number 11,272,761 which is now the 4th patent to be issued in the GPS SmartSole family and U.S. patent number 11,272,313 which is now the 6th patent to be issued in the Comm Protocol family.

SmartSole patent number 11,272,761 covers proprietary ways to protect and manufacture a GPS electronic module, including the inductive charging unit inside an orthotic insole. The patent has 20 claims, 2 of which are independent and an open continuation for further expansion, which has already been submitted to the USPTO.

During the second and third quarters we encountered some setbacks with our SmartSole production due to some supply chain issues which continue to linger with a few components not always available in a timely manner. Even though the issues are significantly less than the previous year, this product uses many specialized or customized components which are not easily sourced or available and therefore continue to slow down our ability to make and deliver product as quickly as desired. We want to emphasize the issues are getting better, we are seeing improvements monthly, and we continue to fill backorders as quickly as we can, but these delays have had an impact on our 2022 revenues.

While managing our SmartSole production we did see an uptick in our NFC/NFT business, with monthly increases throughout the remainder of 2022 and into 2023. We showed a 348% growth from 2021 to 2022 in the NFC business. We are actively working on increasing this part of our business as it is far less reliant on supply chains. We have an excellent vendor for the main electronic component and worked throughout the year to maximize efficiencies and streamline our processes so we can get orders shipped out within a few days from time of receipt.

In 2022, we undertook evolutionary steps to transform and rebrand the company. We initiated multiple corporate actions, including a name change from GTX Corp to MetAlert, Inc., ticker symbol change from GTXO to MLRT, CUSIP number change and we effectuated a reverse stock split. We started the process in June of 2022 and successfully finalized all of our corporate actions on October 19, 2022.

Senior management and the board of directors strongly believe these initiatives were in the long-term best interest of the company and its shareholders for several reasons. For example, our previous name no longer reflected and symbolized our mission and purpose and even though we are and have been a fully reporting S.E.C. Company for over 14 years, being a penny stock on the OTC Pink Open Market was not providing us with all the benefits of being a public company. We did not have significant market liquidity because of the trading volatility often associated with low-priced stocks, many brokerage houses and institutional investors have internal policies and practices that either prohibit them from investing in low-priced (sub-penny) stocks or tend to discourage individual brokers from recommending low-priced stocks to their clients. During those months between June and October we had several regulatory bodies such as the SEC, FINRA, the State of Nevada, lawyers and auditors review the company thoroughly and we believe having successfully completed all our initiatives will well position the Company to achieve its aspirations to up list to a more senior exchange.

We acknowledge so far, the plan has taken longer than expected and we walked straight into a tumultuous market, which was a contributing factor in our recent stock price decline.

However, management and the board still believe the transformation and rebranding will help facilitate some of our business initiatives, such as applying for Medicare reimbursement, looking into various complimentary acquisitions, the integration of other wearable medical devices into our SmartSole plus platform, building our network of partners and adding new distribution channels.

As part of the rebranding, the Company will be expanding its product line and will no longer merely sell tracking solutions, but rather more comprehensive remote patient monitoring solutions which will enable us to grow both vertically and horizontally. Vertically, we will be offering more than just tracking locations, we will be including fall detection, biometrics, analytics, telehealth, and a host of other related medical services. We plan to also grow horizontally and expand our target audience beyond seniors with Alzheimer’s or dementia, or children with autism. We are now looking at a much broader range of individuals that may have cognitive decline and other ailments and need other remote patient monitoring services. The combination of these factors should help broaden our revenue base in the coming years, by adding those additional services to our monthly recurring service fees, which now range between $5.00 to $100 per month per device.

The above-mentioned endeavors required significant time and effort, combined with a component recall from one of our suppliers, impacted on our ability to generate meaningful revenues in 2022. The component recall made it such that we could not manufacture any new inventory of our GPS SmartSoles. As we had very little inventory left from the second quarter, we were only able to ship smaller than anticipated quantities of SmartSoles to our customers in Q3 and Q4. The situation is now resolved, and production is now close to 90%. This situation has created a significant backlog of orders, which we expect to fulfil over the coming months.

On the strategic side, we:

●	Added several new partners, including RoomMate and POD Group;
●	Started testing with new distributors in Europe;
●	Hired a new salesperson that will be solely working certain vertical markets and channels for both SmartSoles and the RoomMate products;
●	Hired several new marketing firms to help tell our story to the business and investment community at large about our transformation into MetAlert;
●	We hired an investment banking firm to help us with future corporate initiatives including an up list and assisting in acquisitions.

At the end of the fourth quarter of 2022, we began looking at making an acquisition which we announcement in January of 2023. At that time, we had expected to be able to complete our due diligence and an audit by the end of March. It was an aggressive timeline to get all that done along with getting our audit completed, but both companies had committed to moving quickly. Unfortunately, we were not able to hit our target date and complete the due diligence or the audit of Trak Tec which was required for an acquisition. We are still engaged with the company and their management team and having ongoing dialogue on how to best move forward. We are now exploring an asset purchase or a licensing agreement, and since this was going to be a cash and stock transaction, our board believes further dialogue will also allow the markets to stabilize, allowing time for our stock price to rebound.

Sources of Revenue

Our main sources of revenue are product sales, recurring subscriptions, technology and intellectual property licensing, and professional services.

Product Sales

●	During 2021 the majority of our product sales came from medical supplies, as determined by COVID-19 demand.
●	Post COVID we expect the majority of our product sales will consist of our core products lines, i.e. SmartSoles, Take-Along-Trackers and other hardware related tracking technologies.

Other Revenue:

●	Subscription monitoring fees - charged to customers/subscribers for our web-based tracking and information services.
●	Licensing of our patents, technology and software platforms.
●	Professional fees for new product designs and support and maintenance of existing products.
●	Other – including non-compete agreements.

Costs and Expenses

Cost of Revenue

●	Hardware - consists primarily of manufacturing and assembly of raw materials.
●	Recurring – usage fees for data and 24/7 access to our platform.
●	Licensing – legal, USPTO and related filing fees and maintenance fees and engineering development costs.

Operating Expense

●	Operating expenses consists primarily of SG&A, which includes, but is not limited to payroll, rent, infrastructure and communication, professional fees and other related office expenses.

Sales and Marketing Expense

●	Sales and marketing expenses for the purchase of advertising time/space.

Other Expense

●	Depreciation and amortization expense.

Research and Development Expense

●	Consists of costs related to the development of new products.

Key Business Metrics

In addition to our GAAP financial information, we utilize several performance indicators. Below are several key metrics we use to manage and evaluate our business, measure our performance, identify trends affecting our business and make strategic decisions:

●	Number of new customers
●	Number of subscribers, current, new and churn;
●	Number of new product launches;
●	Number of new geographical territories; and
●	Number of 3rd party payers, i.e. Medicare.

Results of Operations

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Annual Report.

The following table represents our statement of operations for the years ended December 31, 2022 and 2021:

	Years ended December 31,
	2022		2021
	$	% of Revenues	$	% of Revenues

Product sales	213,306	64%	407,357	69%
Subscription and other revenue	121,300	36%	182,083	31%
IP royalties	-	-%	-	-%
Total revenues	334,606	100%	589,440	100%
Cost of goods sold	189,758	57%	334,186	57%
Gross Margin	144,848	43%	255,254	43%

Operating expenses:
Wages and benefits	509,064	152%	501,544	85%
Professional fees	757,371	226%	337,627	57%
Sales and marketing expenses	22,733	7%	75,391	13%
General and administrative	226,055	68%	245,238	42%
Total operating expenses	1,515,223	453%	1,159,800	197%

Gain/(loss) from operations	(1,370,375)	-410%	(904,546)	-153%

Other expense/income, net	(132,712)	-40%	(295,912)	-48%
Net loss	(1,503,087)	-449%	(1,200,458)	-204%

Revenues

Revenues as a whole in fiscal 2022 decreased by 43% or $254,834 in comparison to fiscal 2021 mostly as a direct result from the overall setbacks transitioning out from COVID, and back into our core remote patient monitoring business. For most of 2022 we experienced delays due to the massive global disruptions in supply chains. For our core product the GPS SmartSole, we source our electronic components from all over the world, which led to our inability to get all of our components on a timely basis, thereby significantly prohibiting us from being able to manufacture the quantities we needed to meet customer demands.

During the year ended December 31, 2022, the Company’s customer base and revenue streams were comprised of approximately 62% B2B (Wholesale Distributors and Enterprise Institutions), 37% B2C (consumers and government agencies who bought on the behalf of consumers, through our online ecommerce platform and through Amazon, Google and iTunes), 0.00% IP (our monetization campaign from consulting, licensing and asserting our patents) and 1.00% Military and Law Enforcement.

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

Cost of goods sold

Cost of goods sold decreased by 43% or $144,428 during fiscal year 2022 in comparison to fiscal year 2021, due to lower sales. As a result, total gross margin, remained basically steady at 43% in fiscal 2022 and 2021.

Wages and benefits

Wages and benefits for fiscal year 2022 increased by $7,520 or 1% as compared to fiscal year 2021.

Professional fees

Professional fees consist of costs attributable to consultants and contractors who primarily spend their time on legal, accounting, product development, business development, corporate advisory services and shareholder communications. Such costs increased $419,744 or 124% in fiscal year 2022 compared to fiscal year 2021. This was as a result of stock-based compensation related to investment banking and consulting services.

Sale and marketing expenses

Sales and marketing expenses decreased by 70% or $52,658 during fiscal year 2022 in comparison to fiscal year 2021. Primarily due to a large PPE campaign in 2021, that was not used in 2022 as the Covid response waned.

General and administrative

General and administrative costs during fiscal year 2022 decreased by $19,184 or 8%, in comparison to fiscal year 2021, mostly due to decreases in accrued expenses and the reduction in the bad debt allowance as customers paid down outstanding accounts receivable.

Other expense/income, net

Other expense/income in fiscal year 2022 decreased 163,200 or 55%, in comparison to fiscal year 2021. This is primarily as a result of decreases in losses from the extinguishment of debt, and the reduction of the amortization of debt discounts, and the forgiveness of CARE and EDD loans and refunds.

Net loss

Net loss during fiscal year 2022 increased by $302,629, or 25%, in comparison to the net loss incurred during fiscal year 2021 primarily as a result of the decrease in PPE related sales as the pandemic crisis ebbed and as the supply chain delays and an electronic component recall delayed the full start of our SmartSole 4G launch.

Liquidity and Capital Resources

As of December 31, 2022, we had $8,534 in cash and $8,045 of other current assets, and $3,334,542 of current liabilities, resulting in a working capital deficit of $3,233,209 compared to $138,342 in cash and a working capital deficit of approximately $2,829,165 as of December 31, 2021.

Net cash used in operating activities was $506,950 for fiscal 2022 compared to net cash used of $497,684 for fiscal 2021, an increase of 1.86%. The increase in net cash used in operating activities was largely attributed to the net change in non-cash items that includes: stock based compensation, loss on the extinguishment of debt, the elimination of derivative income and the interest and financing costs on note assignments and the net change in operating assets and liabilities that includes increased spending for inventory, the payment of accounts payable and accrued expenses, including interest expense attributable to the reduction in debt.

Net cash used by investing activities during fiscal 2022 was $3,308 and net cash provided by investing activities during fiscal year 2021 was $98,763, respectively and consisted of the purchase of intangible assets in 2022 and proceeds from the sale of marketable securities in 2021.

Net cash provided by financing activities during fiscal 2022 was $380,450 and consisted of proceeds totaling $145,000 in proceeds from the issuance of debt, $25,000 from the conversion of warrants, $180,000 from proceeds from the Reg A, and proceeds from the line of credit of $144,118 with payments on debt and the lines of credit of $113,668. Net cash provided by financing activities during fiscal 2021 was $657,877 and consisted of proceeds totaling $675,000 in proceeds from the sale of preferred shares of stock with payments on debt and the lines of credit of $17,123.

We expect to continue to generate revenues from all our business units from existing product sales, recurring subscriptions, software and Intellectual Property licensing, military and professional services. We also expect to see new revenues come in from recently launched products and products that are scheduled for launch throughout 2022 however, even though existing product sales and recurring subscriptions are starting to become more consistent, the amount of revenues is still unpredictable and may not be sufficient to fund all our working capital needs. Accordingly, we anticipate that we will have negative cash flow from our operations and, therefore, will have to raise additional capital in order to fund our operations in 2023.

In order to continue funding our working capital needs and our product development costs we continued to draw upon our Lines of Credit with our bank (see Notes Payable Footnote 8 in our Financial Statements included herein for more information), which resulted in $144,118 of draws and repayments of $69,467 against this balance in fiscal year 2022. Further, the Company continues to raise capital through an Offering Statement on Form 1-A, filed on October 15, 2021 and qualified on October 27, 2021, which has resulted in proceeds totaling $180,000 in 2022.

In fiscal 2021, we did not draw upon our Lines of Credit with an accredited investor or our bank (see Notes Payable Footnote #b for more information), as the Company only made payments of $15,000. In fiscal 2020 we had $139,319 in draws and repayments of $215,604 against this balance. Additionally, during 2020, we entered into a Securities Purchase Agreement (“SPA”) with three accredited investors which led to a $675,000 infusion of cash in return for Preferred B shares, Preferred C shares and Warrants in 2021.

Subsequent to October of 2018 and through the end of 2022, except for a government backed PPP loan, Lines of Credit and the exchange of employee payables for long-term notes, the Company has not taken any new debt.

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

As noted above, based on budgeted revenues and expenditures, unless revenues increase significantly, we believe that our existing and projected sources of liquidity may not be sufficient to satisfy our cash requirements for the next twelve months. Using currently available capital resources, management believes we can conduct planned operations for 120 days. Accordingly, management believes we need to raise a minimum of $500,000 to remain in business for the next 12 months, which may be accomplished the sale of equity or debt securities. The sale of additional equity securities will result in additional dilution to our existing stockholders. Sale of debt securities could involve substantial operational and financial covenants that might inhibit our ability to follow our business plan. Any additional funding that we obtain in a financing is likely to reduce the percentage ownership of the Company held by our existing security-holders. The amount of this dilution may be substantial based on our current stock price, and could increase if the trading price of our common stock declines at the time of any financing from its current levels. We may also attempt to raise funds through corporate collaboration and licensing arrangements. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to grant licenses on terms that are not favorable to us. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain the needed additional funding, we may have to further reduce our current level of operations, or, may even have to totally discontinue our operations.

We are subject to many risks associated with businesses at our stage, including the above discussed risks associated with the ability to raise capital. Please see the section entitled “Risk Factors” for more information regarding risks associated with our business.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Inflation

Inflation and changing prices have had effects on our net sales and revenues and our income from continuing operations over our two most recent fiscal years. Our costs on both materials and labor have risen between 10-25% across the board, thereby affecting our margins. These cost increases will be offset over time with pricing adjustments, when possible.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses of $1,503,087 and $1,200,458 for the years ended December 31, 2022 and 2021, respectively, has incurred losses since inception resulting in an accumulated deficit of $27,556,471 as of December 31, 2022, and has negative working capital of $3,233,209 as of December 31, 2022. A significant part of our negative working capital position at December 31, 2022 consisted of $843,000, of amounts due to various accredited investors of the Company for convertible promissory notes, loans of $159,120, letters of credit with a balance of $81,651 and short-term CARE loans of $7,903. The Company anticipates further losses in the development of its business.

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

Subscription and Other Revenue

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

Other revenue can include various items, such as our professional services arrangements that are recognized on a time and materials basis. Professional services revenues recognized on a time and materials basis are measured monthly based on time incurred and contractually agreed upon rates. Certain professional services revenues are based on fixed fee arrangements and revenues are recognized based on the proportional performance method. In some cases, the terms of our time and materials and fixed fee arrangements may require that we defer the recognition of revenue until contractual conditions are met. Data services and training revenues are generally recognized as the services are performed. Additionally, we have had non-compete revenue from the sale of assets, engineering and design work, all of which are recognized over the term of the agreed contracts.

Licensing Revenue

Licensing revenue recorded by the Company relates exclusively to the Company’s License and Partnership agreement with Inventergy which provides for ongoing licensing based on monetization of IP licenses. The Company recognizes revenue for licensing under ASC 606, which provides revenue recognition constraints by requiring the recognition of revenue at the later of the following: 1) sale or usage of the products or 2) satisfaction of the performance obligations. The Company has satisfied its performance obligations and therefore recognizes licensing revenue when the sales to which the licensing relate are completed. During the years ended December 31, 2022 and 2021 the Company recognized 0 settlements in licensing revenue.

During the year ended December 31, 2022, the Company’s customer base was comprised of approximately 62.13% B2B (Wholesale Distributors and Enterprise Institutions), 36.87% B2C (consumers and government agencies who bought on the behalf of consumers, through our online ecommerce platform and through Amazon, Google and iTunes), 0.00% IP (our monetization campaign from consulting, licensing and asserting our patents) and 1.00% Military and Law Enforcement.

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

Product Warranty

The Company’s warranty policy provides repair or replacement of products (excluding GPS Shoe devices) returned for defects within ninety days of purchase. Warranty liabilities are recorded at the time of sale for the estimated costs that may be incurred under our standard warranty. As of December 31, 2022, products returned for repair or replacement have been immaterial. Accordingly, a warranty liability has not been deemed necessary.

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

On December 31, 2022, it was determined that the Company had no derivative liabilities.

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

Based on the evaluation as of December 31, 2022, for the reasons set forth below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act, as amended). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013) to evaluate our control environment, risk assessment, information and communication, monitoring activities, and existing control activities. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Based on our assessment, management concluded that, as of December 31, 2022, our disclosures and procedures were effective.

As a result, management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting were effective for the size of our Company. However, there can be no assurance that implementation of any change will be completed in a timely manner or that it will be adequate once implemented. To the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

Our Chief Executive Officer serves pursuant to an employment agreement that was automatically extended for one year on March 14, 2023, and that will automatically be extended for successive one-year periods if not cancelled by either party. See “Item 10, Executive Compensation – Employment Agreements in our Financial Statements included herein”.

The following table sets forth information regarding our executive officers and directors.

Name	Position Held	Age	Date First Appointed
Patrick E. Bertagna	President, Chief Executive Officer and Chairman of the Board	59	March 14, 2008
Alex McKean	Chief Financial Officer	58	October 3, 2011
Louis Rosenbaum	VP of Operations & Finance, Director	72	March 14, 2008 (Director) March 1, 2015 (VP)
Andrew Duncan	Director, Audit Committee Member, Corporate Secretary and Treasurer	58	April 2, 2010

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

Patrick E. Bertagna – Director, Chief Executive Officer, President and Chairman of the Board

Mr. Bertagna was the founder of Global Trek Xploration in September 2002 and has since served as its Chief Executive Officer, President and Chairman of the Board of Directors of MetAlert.. He is co-inventor of our patented GPS footwear technology. His career spans over 35 years in building companies in both technology and consumer branded products.

Mr. Bertagna began his career in consumer products importing apparel from Europe and later went on to import and manufacture apparel, accessories and footwear in over 20 countries. In 1993, Mr. Bertagna transitioned into technology and founded Barcode World, Inc. a supply chain software company, enabling accurate tracking of consumer products from design to retail. In June 2002 after selling this company, Mr. Bertagna combined his two past careers in consumer products and tracking technology and founded MetAlert Inc..

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

Louis Rosenbaum – VP of Operations and Finance, Director

Mr. Rosenbaum served as a member of MetAlert Board of Directors from September 2002 until June 2005 and then again from October 2007 until March 2008, at which time he became a director of MetAlert Inc. Subsequently, Mr. Rosenbaum was asked to act as the VP of Operations and Finance since March 1, 2015. Mr. Rosenbaum was a founder and early investor in Global Trek Xploration.

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

Mr. Rosenbaum has a long history in the consumer products industry, electronics and software sales and development. Mr. Rosenbaum is a co-founder of MetAlert Inc., was the first large investor and has assisted in the overall vision and development of the Company since inception. Mr. Rosenbaum has served on numerous private and community public boards and this unique blend of experience and history, combined with his strategic and tactical insight, makes Mr. Rosenbaum an asset to the MetAlert Inc. Board.

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

Audit Committee

The Company has established a standing Audit and Finance Committee (the “Audit Committee”) for purpose of overseeing accounting and financial reporting processes and audits of financial statements for the Company. The Audit Committee held one meeting in 2022. Members of the Audit Committee are the COO (Chair), CEO and CFO.

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

Summary Compensation Table. The following table sets forth the compensation for the fiscal years ended December 31, 2022 and 2021 for services rendered to us by all persons who served as our Chief Executive Officer and our Chief Financial Officer and most highly compensated executive officers other than our Chief Executive Officer and Chief Financial Officer (collectively, the “Named Executive Officers”) who received compensation in excess of $100,000 in 2022.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 12/31	Salary (including deferred) ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation (deferred) ($)(3)	Total ($)
Patrick Bertagna(1)	2022	150,000	-	-	-	25,000	175,000
	2021	150,000	-	-	-	25,000	175,000

Alex McKean(2)	2022	96,000	-	-	-	-	96,000
	2021	96,000	-	-	-	-	96,000

(1)	Mr. Bertagna, our Chief Executive Officer has agreed to defer portions of his salary in an effort to preserve cash for other working capital needs of the Company. In 2022, Mr. Bertagna deferred $51,300 of his wages of $150,000, deferred $15,000 for allowances and $10,000 for Board of Director fees thru December 31, 2022. As of December 31, 2022, Mr. Bertagna has a deferred balance of $16,300 in accounts payable that has not been converted into Employee Notes.

(2)	Mr. McKean, our Chief Financial Officer has agreed to defer portions of his salary in an effort to preserve cash for other working capital needs of the Company. As of December 31, 2022, Mr. McKean has deferred $39,600 of his wages of $96,000 and has a deferred balance of $10,648 in accounts payable of his 2022 deferred salary compensation that has not been converted into Employee Notes.

(3)	The values shown in this column include Director fees, additional employee benefits paid including travel, health insurance, auto lease payments and cellular phone service. During 2022 these expenses, other than the Director fees, where applied against previous year’s accruals.

Outstanding Equity Awards

None.

Severance and Change in Control Benefits

None.

Benefits upon Death or Disability

None.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Tax and Accounting Treatment of Compensation

Section 162(m) of the Internal Revenue Code places a limit of $1.0 million per person on the amount of compensation that we may deduct in any one year with respect to our Chief Executive Officer and certain of our other executive officers. While the Board of Directors considers deductibility factors when making compensation decisions, the board also looks at other considerations, such as providing our executive officers with competitive and adequate incentives to remain with us and increase our business operations, financial performance and prospects, as well as rewarding extraordinary contributions. No compensation to named executive officers exceeded this threshold in 2022.

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

The following table summarizes the compensation of each of our directors who is not also a named executive officer for their service as a director for the year ended December 31, 2022. The compensation of Mr. Bertagna, who serves as a director and as our Chief Executive Officer, is described above in the Summary Compensation Table.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (deferred) ($)	Total ($)
Louis Rosenbaum(1)	-	-	-	N/A	N/A	10,000	10,000
Andrew Duncan(2)	-	-	-	N/A	N/A	10,000	10,000

(1)	Mr. Rosenbaum has provided executive management services to the Company in previous years. Mr. Rosenbaum earned $96,000 in 2022 relating to operations and finance services, and $10,000 for Board of Director fees. As of December 31, 2022, Mr. Rosenbaum has deferred $10,000 of his director’s compensation and deferred $30,200 of his $96,000 salary.

(2)	Mr. Duncan also provides executive management services to the Company. Mr. Duncan earned $30,750 in 2022 for business development and intellectual property licensing services, and $10,000 for Board of Director fees. As of December 31, 2022, Mr. Duncan has deferred $0 of his 2022 consulting compensation and $10,000 of his director’s compensation.

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

The following table sets forth certain information as of March 31, 2023, regarding the beneficial ownership of our common stock by (i) each stockholder known by us to be the beneficial owner of more than five percent of our common stock, (ii) by each of our executive officers named in the Summary Compensation Table and our directors and (iii) by all of our executive officers and directors as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned. Unless otherwise noted in the table, the address for each of the persons identified is 117 W 9th Street; Suite 1214, Los Angeles, CA 90015. Beneficial ownership is calculated based upon 22,833,465 shares of common stock issued and outstanding as of March 31, 2023.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Common Stock
Patrick E. Bertagna	4,300,047 shares	18.83%
CEO and Chairman of the Board

Alex McKean	4,505,268 shares	19.73%
Chief Financial Officer

Louis Rosenbaum	3,953,443 shares	17.31%
VP of Operations & Finance, Director

Andrew Duncan	3,179,907 shares	13.93%
Director, Corporate Secretary and Treasurer

All directors and named executive officers as a group (4 persons)	15,938,665 shares	69.80%

Other greater than 5% ownership Shareholders None	0 shares	0.000%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

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

Related Party Transactions. During 2022, officers and directors accrued $26,948 of deferred back salary and $30,000 of director fees.

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

The Audit Committee has appointed M&K CPAS, PLLC as our independent registered public accounting firm on January 11, 2021. The following table shows the fees that were paid or accrued by us for audit and other services provided by our current auditor M&K CPAS, PLLC:

	2022	2021
Audit Fees (1)	$46,200	$56,000
Audit-Related Fees (2)	-	6,500
Tax Fees (3)	-	3,950
All Other Fees	-	-
Total	$46,200	$66,450

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our quarterly financial statements and those services normally provided in connection with statutory or regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. This information is presented as of the latest practicable date for this annual report.

(2)	Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.” This category primarily includes services relating to our Registration Statement filed with the Securities Exchange Commission during 2022.

(3)	M&K CPAS, PLLC does not provide us with tax compliance, tax advice or tax planning services. This is provided by Bessolo & Haworth, LLP.

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

Exhibit Number	Description

3.1	Articles of Incorporation of the Registrant filed with the State of Nevada on April 7, 2006(1)
3.2	Restated Certificate of Incorporation as filed on September 14, 2022 with the State of Nevada(22)
3.3	Amended and Restated Bylaws of Metalert, Inc., as of September 20, 2022(1) (21)
3.4	Certificate of Change of Metalert, Inc., filed September 12, 2022(21)
4.1	Certificate of Amendment on Issuance of Preferred A shares(3)
4.2	Certificate of Designation on Issuance of Preferred B shares(4)
4.3	Certificate of Designation on Issuance of Preferred C shares(4)
4.4	Certificate of Amendment of GTX Corp, filed September 12, 2022(21)
10.1	Form of a Securities Purchase Agreement and Warrant Agreement(5)
10.2	2008 Equity Compensation Plan(6)
10.3	Employment Agreement between the Registrant and Patrick E. Bertagna dated March 14, 2008(7)
10.4	Form of Securities Purchase Agreement (August 2011 Private Placement)(8)
10.5	Form of Warrant Agreement (August 2011 Private Placement)(8)
10.6	Form of Subscription Application (August 2011 Private Placement)(8)
10.7	Form of Note and Share Purchase Agreement (Q4 2014 and Q1 2015)(9)
10.8	Form of Convertible Promissory Note (Q4 2014 and Q1 2015)(9)
10.9	Form of Warrant Agreement (Q1 2015)(9)
10.10	Form of Note and Warrant Purchase Agreement (Q2 2016)(10)
10.11	Form of Promissory Note (Q2 2016)(10)
10.12	Definitive Agreement, dated June 16, 2016, between the Company and Inventergy Innovations, LLC*(11)
10.13	Form of Promissory Note Issued to Officers(12)
10.14	Form of Military Purchase Order with Edwards Airforce Base(13)
10.15	Form of Convertible Note (2018)(14)
10.16	Form of Promissory Note issued to RB Capital Partners, Inc.(15)
10.17	Asset Purchase Agreement, dated June 27, 2019, by and between Inpixon and GTX Corp(16)
10.18	Patent Assignment and License-Back Agreement by and between Inpixon and GTX Corp(16)
10.19	Patent License Agreement by and between Inpixon and GTX Corp(16)
10.20	General Conveyance, Bill of Sale and Assignment by and between Inpixon and GTX Corp(16)
10.21	Patent License Agreement, dated June 27, 2019, by and between Inpixon and Inventergy(16)
10.22	Consulting Agreement, dated June 27, 2019, by and between Inpixon and GTX Corp(16)
10.23	Form of Promissory Note to Inpixon(16)
10.24	Form of a Series B Securities Purchase Agreement and Warrant Agreement(17)

10.25	Form of Regulation A Subscription Agreement(18)
10.26	Offering Statement on Form 1-A, filed on October 15, 2021(18)
10.27	Offering Circular on Form 253(g)(2), filed on November 9, 2021(19)
14.1	Code of Business Conduct and Ethics(2)
16.1	Letter from Weinberg & Company P.A.(20)
21.1	List of Subsidiaries(9)
23.1	Report of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Previously filed on the Registrant’s Registration Statement on Form SB-2 as filed December 12, 2006 and incorporated herein by reference.
(2)	Previously filed on the Registrant’s Current Report on Form 8-K filed with the SEC on March 20, 2008 and incorporated herein by reference.
(3)	Previously filed on the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 19, 2018 and incorporated herein by reference.
(4)	Previously filed on the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2020 and incorporated herein by reference.
(5)	Previously filed on the Registrant’s Annual Report on Form 10-K filed with the SEC on March 30, 2020 and incorporated herein by reference.
(6)	Previously filed on May 23, 2008 as an exhibit to our Registration Statement on Form S-8 (File No. 333-151114) and incorporated herein by reference.
(7)	Previously filed on the Registrant’s Current Report on Form 8-K filed with the SEC on March 20, 2008 and incorporated herein by reference.
(8)	Previously filed on October 3, 2011 as part of the Registrant’s Registration Statement on Form S-1 (File No. 333-177146) and incorporated herein by reference.
(9)	Previously filed on the Registrant’s Annual Report on Form 10-K filed with the SEC on April 15, 2015 and incorporated herein by reference.
(10)	Previously filed on the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016 and incorporated herein by reference.
(11)	Previously filed on the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2016 and incorporated herein by reference.
(12)	Previously filed on the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2017 and incorporated herein by reference.
(13)	Previously filed on the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2017 and incorporated herein by reference.
(14)	Previously filed on the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2018 and incorporated herein by reference.
(15)	Previously filed on the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 20, 2018 and incorporated herein by reference.
(16)	Previously filed on the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2019 and incorporated herein by reference.
(17)	Previously filed on the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2021 and incorporated herein by reference.
(18)	Previously filed on October 15, 2021 as part of the Registrant’s Offering Statement on Form 1-A (File No. 024-116681) and incorporated herein by reference.
(19)	Previously filed on November 9, 2021 as part of the Registrant’s Offering Circular on Form 253(g)(2) (File No. 024-116681) and incorporated herein by reference.
(20)	Previously filed on the Registrant’s Current Report on Form 8-K filed with the SEC on January 19, 2021 and incorporated herein by reference.
(21)	Previously filed on the Registrant’s Current Report on Form 8-K filed with the SEC on September 22, 2022 and incorporated herein by reference.
(22)	Previously filed on the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2022 and incorporated herein by reference.
*	Certain portions of the Exhibit have been omitted based upon a request for confidential treatment filed by us with the SEC. The omitted portions of the Exhibit have been separately filed by us with the SEC
#	Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[****]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.
^	Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish copies of such omitted materials upon request by the SEC.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MetAlert Inc.
(Registrant)

Date: April 17, 2023	By:	/s/ Patrick E. Bertagna
Patrick E Bertagna
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Patrick E. Bertagna	Chief Executive Officer and Director (Principal Executive Officer)	April 17, 2023

/s/ Alex McKean	Chief Financial Officer (Principal Financial Officer)	April 17, 2023

/s/ Louis Rosenbaum	Director, VP of Operations and Finance (Principal Accounting Officer)	April 17, 2023

/s/ Andrew Duncan	Director, Treasurer, Secretary	April 17, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of MetAlert Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MetAlert Inc. (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-years period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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
Houston, Texas
April 17, 2023
PCAOB ID No. 2738

METALERT INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
ASSETS

Current assets:
Cash and cash equivalents	$8,534	$138,342
Accounts receivable, net	13,959	13,735
Inventory	70,112	98,258
Investment in marketable securities	683	2,465
Other current assets	8,045	55,016

Total current assets	101,333	307,816

Intangible assets, net	3,308	-
Property and equipment, net	59,121	92,461

Total assets	$163,762	$400,277

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$137,315	$156,886
Accrued expenses	388,414	298,662
Accrued expenses, related parties	497,551	787,044
Deferred revenues	12,850	37,250
Short-term debt – line of credit	81,651	7,000
Short-term debt – CARE loans	7,903	74,953
Convertible promissory notes, past due	843,000	758,000
Convertible notes, related parties, net of debt discount	1,206,738	976,546
Notes payable	149,120	40,640
Notes payable – related parties	10,000	-
Total current liabilities	3,334,542	3,136,981

Long-term debt - CARE loans	142,097	142,917

Total liabilities	3,476,639	3,279,898

Commitments and contingencies

Stockholders’ deficit:
Preferred stock series A, $0.001 par value; 10,000,000 shares authorized; 1,000,000 shares issued and outstanding at December 31, 2022 and 2021, respectively	14	100
Preferred stock series B, $0.001 par value; 2 and 2 shares issued and outstanding at December 31, 2022 and 2021, respectively	-	-
Preferred stock series C, $0.001 par value; 1,000 shares authorized, 19 and 19 issued and outstanding at December 31, 2022 and December 31, 2021, respectively	-	-
Common stock, $0.0001 par value; 2,071,000,000 shares authorized; 17,177,206 and 3,453,885 shares issued and outstanding at December 31, 2022 and 2021, respectively	1,718	345
Additional paid-in capital	24,241,862	23,173,317
Accumulated deficit	(27,556,471)	(26,053,384)

Total stockholders’ deficit	(3,312,877)	(2,879,621)

Total liabilities and stockholders’ deficit	$163,762	$400,277

See accompanying notes to consolidated financial statements.

METALERT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2022	2021
Product sales	$213,306	$402,107
Product sales – related party	-	5,250
Subscriptions and other revenue	121,300	182,083
Licensing income	-	-
Total revenues	334,606	589,440

Cost of products sold	169,400	267,103
Cost of other revenue	20,358	67,083
Cost of licensing revenue	-	-
Total cost of goods sold	189,758	334,186

Gross margin	144,848	255,254

Operating expenses
Wages and benefits	509,064	501,544
Professional fees	757,371	337,627
Sales and marketing expenses	22,733	75,391
General and administrative	226,055	245,238

Total operating expenses	1,515,223	1,159,800

Income/(loss) from operations	(1,370,375)	(904,546)

Other income (expenses)
Loss on marketable securities	(1,782)	(443)
Amortization of debt discount	(62,067)	(30,705)
CARE / EDD forgiveness	102,061	-
Loss on conversion of debt	-	(152,406)
Interest expense and financing costs	(170,924)	(112,358)
Total other income (expenses)	(132,712)	(295,912)

Net loss	(1,503,087)	(1,200,458)

Deemed dividend to Series-B preferred stockholders	-	-
Deemed dividend to Series-C preferred stockholders	-	(675,000)

Net loss attributable to common stockholders	$(1,503,087)	$(1,875,458)

Weighted average number of common shares outstanding - basic and diluted	7,197,291	2,839,586

Net income/(loss) per common share - basic and diluted	$(0.21)	$(0.66)

See accompanying notes to consolidated financial statements.

METALERT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Preferred Stock								Additional
	Series A		Series B		Series C		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	15,385	$15	3	$-	11	-	2,123,577	$212	$21,100,504	$(24,177,926)	$(3,077,195)
Issuance of common stock for services	-	-	-	-	-	-	136,154	14	240,225	-	240,239
Issuance of common stock for conversion of debt	-	-	-	-	-	-	256,333	26	192,707	-	192,733
Proceeds from issuance of preferred stock for financing	-	-	-	-	10	-	-	-	674,999	-	(675,000)
Issuance of comon stock for the conversion of warrants	-	-	-	-	-	-	3,846	-	3,250	-	(3,250)
Issuance of comon stock for the conversion of warrants	-	-	-	-	-	-	349,359	35	(35)	-	-
Issuance of preferred stock	-	-	(1)	-	(2)	-	584,616	58	(58)	-	-
Deemed dividend	-	-	-	-	-	-	-	-	675,000	(675,000)	-
Imputted interest - related party	-	-	-	-	-	-	-	-	30,705	-	30,705
Loss on conversion of debt	-	-	-	-	-	-	-	-	218,106	-	218,106
Debt Discount	-	-	-	-	-	-	-	-	38,000	-	38,000
Net loss	-	-	-	-	-	-	-	-	-	(1,200,458)	(1,200,458)
Balance, December 31, 2021	15,385	$15	2	$-	19	-	3,453,885	$345	$23,173,403	$(26,053,384)	$(2,879,621)
Issuance of common stock for services	-	-	-	-	-	-	2,070,965	207	621,039	-	621,246
Issuance of common stock for conversion of debt	-	-	-	-	-	-	11,406,200	1,141	112,921	-	114,062
Issuance of common stock for financings	-	-	-	-	-	-	92,309	9	179,991	-	180,000
Issuance of common stock for the conversion of warrants	-	-	-	-	-	-	153,847	16	24,985	-	25,001
Debt discount	-	-	-	-	-	-	-	-	129,522	-	129,522
Returning of Preferred A to treasury	(1,539)	(1)	-	-	-	-	-	-	1	-	-
Net loss	-	-	-	-	-	-	-	-	-	(1,503,087)	(1,503,087)
Balance, December 31, 2022	13,846	$14	2	$-	19	-	17,177,206	$1,718	$24,241,862	$(27,556,471)	$(3,312,877)

See accompanying notes to consolidated financial statements.

METALERT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(1,503,087)	$(1,200,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33,340	15,438
Bad debt expense	-	28,323
Loss / (gain) on marketable securities	1,782	443
Fair value of common stock issued for services	621,246	263,135
Amortization of debt discount	62,067	-
Bonus shares issued to noteholders	-	3,275
Loss on the settlement of debt and accrued interest	-	152,406
Fair value of warrants issued for services	-	2,340
Imputed interest	-	30,705
Interest added to convertible note balance	-	102,040
Interest and financing costs on long-term convertible debt	116,641	-
Grant from CARE loans	(67,870)	-
Changes in operating assets and liabilities:
Accounts receivable	(224)	(1,574)
Inventory	28,146	15,879
Prepaid expenses	47,241	(328)
Other current and non-current assets	(270)	(95)
Accounts payable and accrued expenses	29,086	(43,022)
Accrued expenses - related parties	139,352	133,909
Loans to/from officers	10,000	-
Deferred revenues	(24,400)	(100)

Net cash used in operating activities	(506,950)	(497,684)

Cash flows from investing activities
Proceeds from the sale of marketable securities	(3,308)	1,258
PP&E purchase	-	(100,021)

Net cash used in investing activities	(3,308)	(98,763)

Cash flows from financing activities
Proceeds from the conversion of warrants	25,000	-
Proceeds from Reg A	180,000	-
Proceeds from issuance of preferred stock	-	675,000
Proceeds from issuance of debt	145,000	-
Proceeds from line of credit	144,118	-
Payments on convertible debt	-	(2,123)
Payments of debt	(44,201)	-
Payments on line of credit	(69,467)	(15,000)

Net cash provided by financing activities	380,450	657,877

Net change in cash and cash equivalents	(129,808)	61,430

Cash and cash equivalents, beginning of period	138,342	76,912

Cash and cash equivalents, end of period	$8,534	$138,342

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$623

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock for conversion of debt	$238,124	$149,373
Debt discount on notes convertible	-	38,000
Transfer of convertible related party debt	100,000	70,000
Conversion of preferred stock to common stock	-	3,800
Deemed dividend	-	675,000
Conversion of accrued interest	-	109,230
Related party accrued expenses to convertible debt related party	706,248	200,000

See accompanying notes to consolidated financial statements.

METALERT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

1. ORGANIZATION AND BASIS OF PRESENTATION

During the periods covered by these financial statements, MetAlert, Inc. and its subsidiaries (the “Company”, “MetAlert”, “we”, “us”, and “our”) were engaged in business operations that design, manufacture and sell various interrelated and complementary products and services in the wearable technology and Personal Location Services marketplace. MetAlert owns 100% of the issued and outstanding capital stock of its two subsidiaries - Global Trek Xploration, Inc. and LOCiMOBILE, Inc.

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

On September 12, 2022, the Company effected a 1-for-65 reverse stock split of its common stock. All references to shares of common stock outstanding, average number of shares outstanding and per share amounts in these consolidated financial statements and notes to consolidated financial statements have been restated to reflect as if the reverse stock split occurred as of the earliest period presented.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a net loss of $1,503,087 during the year ended December 31, 2022, has incurred losses since inception resulting in an accumulated deficit of $27,556,471 as of December 31, 2022 and has a stockholders’ deficit of $3,312,877 as of December 31, 2022. The Company anticipates further losses in the development of its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Inlude non-compete revenue.

Licensing Revenue

Licensing revenue recorded by the Company relates exclusively to the Company’s License and Partnership agreement with Inventergy which provides for ongoing royalties based on monetization of IP licenses. The Company recognizes revenue for royalties under ASC 606, which provides revenue recognition constraints by requiring the recognition of revenue at the later of the following: 1) sale or usage of the products or 2) satisfaction of the performance obligations. The Company has satisfied its performance obligations and therefore recognizes licensing revenue when the sales to which the license(s) relate are completed. During the year ended December 31, 2022 the Company did not recognize any revenue on settlements.

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

Disaggregation of Net Sales

The following table shows the Company’s disaggregated net sales by product type:

	December 31, 2022	December 31, 2021
Product sales	$213,306	$402,107
Product sales – related party	-	5,250
Service income	121,300	182,083
Total	$334,606	$589,440

The following table shows the Company’s disaggregated net sales by customer type:

	December 31, 2022	December 31, 2021
B2B	$211,237	$221,494
B2C	123,369	357,769
Military	-	10,177
IP	-	-
Total	$334,606	$589,440

Allowance for Doubtful Accounts

We extend credit based on our evaluation of the customer’s financial condition. We carry our accounts receivable at net realizable value. We monitor our exposure to losses on receivables and maintain allowances for potential losses or adjustments. We determine these allowances by (1) evaluating the aging of our receivables; and (2) reviewing high-risk customers financial condition. Past due receivable balances are written off when our internal collection efforts have been unsuccessful in collecting the amount due. Our allowance for doubtful accounts was $12,431 as of December 31, 2022 and $40,351 as of December 31, 2021. The allowance fully reserves any questionable accounts receivable balances over 90 days.

Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold in the accompanying consolidated statements of operations.

Product Warranty

The Company’s warranty policy provides repair or replacement of products (excluding GPS Shoe devices) returned for defects within ninety days of purchase. The Company’s warranties are of an assurance-type and come standard with all Company products to cover repair or replacement should product not perform as expected. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and recovery from suppliers. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty costs. The Company estimates the actual historical warranty claims coupled with an analysis of unfulfilled claims to record a liability for specific warranty purposes. As of December 31, 2022 and 2021, products returned for repair or replacement have been immaterial. Accordingly, a warranty liability has not been deemed necessary.

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

Inventory

Inventory generally consists of raw materials and finished goods and is valued at the lower of cost (first-in, first-out) or net realizable value. The Company evaluates its inventory for excess and obsolescence on a regular basis. In preparing the evaluation the Company looks at the expected demand for the product, as well as changes in technology, in order to determine whether or not a reserve is necessary to record the inventory at net realizable value. For the years ending December 31, 2022 and 2021 the Company did not recognize any charges to expense associated with excess and obsolete inventory cost adjustments.

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

Research and Development Costs

Research and development costs consist primarily of fees paid to consultants and outside service providers, patent fees and costs, and other expenses relating to the acquisition, design, development and testing of the Company’s products. Research and development expenditures are expensed as incurred and totaled $18,961 and $1,282 for the years ended December 31, 2022 and 2021, respectively.

Concentrations

We currently rely on one manufacturer to supply us with our GPS SmartSole and one manufacturer to supply us with the GPS device included in the GPS SmartSole. The loss of either of these manufacturers could severely impede our ability to manufacture the GPS SmartSole.

As of December 31, 2022, the Company had four customers representing approximately 28%, 21%, 15% and 95% of sales and three customers representing approximately 50%, 22%, and 15% of total accounts receivable, respectively. The Company had three customers representing approximately 63%, 11% and 10% of sales and four customers representing approximately 26%, 12%, 12% and 10% of total accounts receivable, respectively, for the year ended December 31, 2021.

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

	December 31,
	2022	2021
Warrants	603,846	757,692
Preferred B shares	24,616	1,255,385
Preferred C shares	10,264	387,821
Conversion shares upon conversion of notes	110,976,351	86,659,609
Total	111,615,077	89,060,506

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

3. LICENSE AGREEMENTS

IP Monetization Agreement

On June 16, 2016, the Company entered into a Definitive Agreement with Inventergy Innovations, LLC (“Inventergy”), a subsidiary of Inventergy Global, Inc. (“INVT”). The Company partnered with Inventergy to monetize three (3) MetAlert Patents, which now due to ongoing continuations has grown to 5 Patents, were assigned to an Inventergy subsidiary (“Inventergy LBS, LLC”), and Inventergy assigned a 45% revenue share in net revenue collected on these patents to MetAlert.

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

Due to Covid and other resource related circumstances the MetAlert IP campaign stalled during 2021 and after several months of analysis on how to revamp the campaign it was mutually agreed by the BOD of Inventergy and MetAlert, that MetAlert should take back full control of its patents and the licensing strategy. Effective November 20, 2021, MetAlert dissolved its patent license agreement with Inventergy, LLC whereby Inventergy transferred and assigned back to MetAlert all rights, title and interest in each of the Patents, consistent with what was specified in Section 4.1 of the original agreement, including all (sole) responsibility for future prosecution and maintenance of the Patents, including any rights to receive any further royalties, compensation, revenue share for any past present or future monetization effort, effectively relinquishing its fifty-five (55%) ownership interest, back to MetAlert.

Inpixon Asset Purchase Agreement

On June 27, 2019 the Company completed its sale and licensing of certain assets and patents (the “Assets”) of MetAlert to Inpixon, consisting of a portfolio of global positioning system (“GPS”) technologies and intellectual property, including, but not limited to the following:

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

(c) a personnel equipment tracking system (“P.E.T.S.”) and ground personnel safety system (“GPSS”), which includes a combination of hardware and software components, for a GPS and radio frequency (“RF”) based personnel, vehicle and asset-tracking solution designed to provide ground situational awareness and near real-time surveillance of personnel and equipment traveling within a designated area for, among other things, government and military applications; and,

(d) a right to 30% of royalty payments that may be received by MetAlert in connection with its ownership interest in Inventergy LBS, LLC (“Inventergy LBS”), which is the owner of certain patents related to methods and systems for communication with a tracking device.

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

As of December 31, 2021, the Company owned 42,500 shares of Inventergy Global, Inc. common stock with a fair value of $2,465. The Company was able to obtain observable evidence that the investment had a market value of $0.015 per share, or an aggregate value of $683 as of the period ended December 31, 2022. As such, the Company recorded an unrealized loss from the change in market value of $1,782 during the year ended December 31, 2022 in its statement of operations.

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

During the period ended December 31, 2022, the Company shares were reverse down to 27 shares. The Company was able to obtain observable evidence that these 27 shares had a market value of $45 as of December 31, 2021, as such, the Company recorded a loss from the decrease in the fair value of the shares of $1,995, resulting in a net loss from their investment in Inpixon shares during the current period ended December 31, 2022.

5. INVENTORY

Inventories consist of the following:

	December 31,
	2022	2021
Raw materials	$51,531	$72,936
Finished goods	18,581	25,322
Total Inventories	$70,112	$98,258

6. PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	December 31,
	2022	2021
Software	$25,890	$25,890
Website development	91,622	91,622
Software development	394,772	394,772
Equipment	1,750	1,750
Less: accumulated depreciation	(454,913)	(421,573)

Total property and equipment, net	$59,121	$92,461

Depreciation expense for the years ended December 31, 2022 and 2021 was $33,340 and $15,438, respectively, and is included in general and administrative expenses.

7. INTANGIBLE ASSETS

Intangible assets, net, consists of the following:

	September 30, 2022	December 31, 2021
Trademarks	$3,308	$-
Less: accumulated amortization	-	-
Total intangible assets, net	$3,308	$-

Amortization expense for the period ended September 30, 2022 and 2021 was $0 and $0, respectively, and is included in general and administrative expenses.

8. NOTES & LOANS PAYABLE

The following table summarizes the components of our short-term borrowings:

	December 31, 2022	December 31, 2021
(a) Term loan	$149,120	$40,640
(b) Revolving line of credit	7,000	7,000
(b) Revolving line of credit	74,651	-
Total	$230,771	$47,640

(a) Term loan(s)

In 2022, the Company entered into an unsecured short-term loan agreements with various third parties for an aggregate principal balance of $145,000 at an interest rate of 5% per annum, with the interest adjusted to 10% in the case of a default. One loan for $25,000 was paid in full on April 14, 2022, leaving $120,000 outstanding as of December 31, 2022.

In September of 2019, the Company entered into an unsecured term loan agreement with a third party for an aggregate principal balance of $50,000 at an interest rate of 5% per annum in relation to an Asset Purchase Agreement. The term loan became due on December 31, 2020, and is currently past due. The principal balance outstanding on the note as of December 31, 2022 was $36,228, which included $7,108 in interest and reductions of $20,880 due to sublet fees for office space and principal payments.

(b) Lines of Credit

The Company obtained a revolving line of credit agreement with an accredited investor of $500,000 during 2018. There were three borrowings against the line as of December 31, 2018 for aggregate borrowings of $65,000 and two borrowing in 2019 for $65,000 for a total of $130,000. During the period ended December 31, 2020, the Company repaid $76,000 in principal and all of its accrued interest of $4,204, resulting in a balance due of $22,000 as of December 31, 2020. During the period ended December 31, 2021, the Company repaid $10,000 in principal and all of its interest of $560, as incurred, resulting in a balance due of $7,000 as of December 31, 2021. There were no changes to the line of credit for the period ending December 31, 2022.

The line bears interest of 8.5%. The line is based upon MetAlert providing the investor with purchase orders and use of proceeds, including production of goods schedules and loan repayment timelines. These loans/drawdowns are specifically for product, inventory and/or purchase order financing. Upon completion of the terms of the Line of Credit, MetAlert, Inc. will issue to the investor 7,500,000 shares of GTX common stock or $75,000 of MetAlert common stock, whichever is greater.

The Company also has an unsecured line of credit, guaranteed by its CEO, with its business bank, Union Bank, whereby funds can be borrowed at a revolving adjustable rate of 2 points over prime, currently 5.25%, with a max borrowing amount of $100,000. The balance at December 31, 2022 and December 31, 2021 was $74,651 and $0, respectively, with $144,118 having been borrowed and $69,467 paid back in the December 31, 2022 period.

9. CONVERTIBLE PROMISSORY NOTES – PAST DUE

As of December 31, 2022 and December 31, 2021, the Company had a total of $843,000 and $758,000, respectively, of convertible notes payable, which consisted of the following:

	December 31, 2022	December 31, 2021
Convertible Notes – with fixed conversion	$843,000	$758,000
Less: Debt discount	-	-
Total convertible notes, net of debt discount	$843,000	$758,000

a)	Included in Convertible Notes - with fixed conversion terms, are loans provided to the Company from various investors These notes carry simple interest rates ranging from 0% to 12% per annum and with terms ranging from 1 to 2 years. In lieu of the repayment of the principal and accrued interest, the outstanding amounts are convertible, at the option of the note holder, generally at any time on or prior to maturity and automatically under certain conditions, into the Company’s common shares at $0.015 to $0.30 per share. These notes became due in 2017 and prior, and are currently past due.

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

During the twelve months ended December 31, 2022, an additional $100,000 of the Company’s executive notes were transferred to third parties for cash. The transferred notes had no change in terms thus no resulting gain or loss on the extinguishment and transfer. As per the original terms the notes bear a 10% annual interest rate, gives the holder the right, but not the obligation to convert up to 50% of the amount advanced and accrued interest into shares, warrants or options of common or preferred stock of the Company at fixed rate of $0.01 per share. As of December 31, 2022 the Company had paid off a $10,000 note with $4,639 of accrued interest for cash, and converted $5,000 of a note with $460 in accrued interest into 546,000 shares of common stock.

As of December 31, 2021, and December 31, 2021 $843,000 of these convertible notes are currently past due, with no associated penalties.

10. CARE Loans

	December 31, 2022	December 31, 2021
a) PPP loan – short term	$-	$67,870
b) EIDL loan – short term	7,903	7,083
b) EIDL loan – long term	142,097	142,917
Total CARE loans	$150,000	$217,870

(a) Paycheck Protection Program Loan

On April 30, 2020, the Company executed a note (the “PPP Note”) for the benefit of MUFG Union Bank, NA (the “Lender”) in the aggregate amount of $67,870 under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The PPP is administered by the U.S. Small Business Administration (the “SBA”). The interest rate of the loan is 1.00% per annum and accrues on the unpaid principal balance computed on the basis of the actual number of days elapsed in a year of 360 days. Commencing seven months after the effective date of the PPP Note, MetAlert is required to pay the Lender equal monthly payments of principal and interest as required to fully amortize any unforgiven principal balance of the loan by the two-year anniversary of the effective date of the PPP Note (the “Maturity Date”). The Maturity Date can be extended to five years if mutually agreed upon by both the Lender and MetAlert. The PPP Note contains customary events of default relating to, among other things, payment defaults, making materially false or misleading representations to the SBA or the Lender, or breaching the terms of the PPP Note. The occurrence of an event of default may result in the repayment of all amounts outstanding under the PPP Note, collection of all amounts owing from MetAlert, or filing suit and obtaining judgment against MetAlert. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. Recent modifications to the PPP by the U.S. Treasury and Congress have extended the time period for loan forgiveness beyond the original eight-week period, making it possible for MetAlert to apply for forgiveness of its PPP loan. No assurance can be given that MetAlert will be successful in obtaining forgiveness of the loan in whole or in part, as such the Company has moved the PPP Loan into short-term liabilities, until further instructions are received. The Company was in compliance with the terms of the PPP loan as of December 31, 2021, and has accrued interest on the loan of $1,160 as of December 31, 2021.

During the period ended September 30, 2022, the Company received notification that the loan was forgiven, and as such, $68,870 of principal has been recognized on the income statement under other income, as of September 30, 2022.

(b) Economic Injury Disaster Loan

On June 10, 2020, the Company executed a secured loan with the U.S. Small Business Administration (SBA) under the Economic Injury Disaster Loan program in the amount of $150,000. The loan is secured by all tangible and intangible assets of the Company and payable over 30 years at an interest rate of 3.75% per annum. Installment payments, including principal and interest, started in December 2022. As part of the loan, the Company also received an advance of $10,000 from the SBA. While the SBA refers to this program as an advance, it was written into law as a grant. This means that the amount given through this program does not need to be repaid and has been recognized as Other Income.

As of December 31, 2022, the Company calculated that 19 months of the 360 periods on the 30-year loans should be considered short-term (months since installment plan was supposed to begin), and as such $7,903 is considered short-term liabilities, has accrued interest on the loan of $15,326 as of December 31, 2022, or until the Company has received more definitive correspondence related to any potential forgiveness.

11. RELATED PARTY TRANSACTIONS

Convertible Notes Due to Related Parties

During the period ended December 31, 2022, the Company relieved the outstanding payables due to related parties by $706,248 and converted those amounts into additional notes with an aggregate amount of $706,248. As the conversion price embedded in the note agreements was below the trading price of the common stock on the dates of issuance, a beneficial conversion feature (BCF) was recognized at the date of issuance. The Company recognized a debt discount at the date of issuance in the aggregate amount of $167,339 related to the intrinsic value of beneficial conversion feature. The related parties converted $108,602 of debt for 4,269,600 shares of common stock. Additionally, the Company’s executives transferred $100,000 of their outstanding employee notes for cash to a third party, which lowered the related party notes and increased the convertible note balance by $100,000. The transferred notes had no change in terms, thus resulting in no gain or loss on the extinguishment related to the transfer of debt, making the outstanding balance on the related party notes on December 31, 2022 as $1,206,738, net of debt discounts.

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

Accrued wages and costs - In order to preserve cash for other working capital needs, various officers, members of management, employees and directors agreed to defer portions of their wages and sometimes various out-of pocket expenses since 2011. As of December 31, 2022, and 2021, the Company owed $26,948 and $391,743, respectively, for such deferred wages and other expenses owed for other services which are included in the accrued expenses – related parties on the accompanying balance sheet.

On November 18, 2022 an officer loaned the Company $10,000 at a 3% interest rate on a short-term basis.

12. DERIVATIVE LIABILITIES

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

13. INCOME TAXES

Reconciliations of the total income tax provision tax rate to the statutory federal income tax rate of 21% for the years ended December 31, 2022 and 2021, are as follows:

	2022	2021

Federal income tax benefit calculated at statutory rate	$423,743	$470,375
State income tax benefit, net of federal benefit	87,257	167,625
Less: Stock based compensation expense	(226,000)	(73,000)
Effect of rate change from 34% to 21%	(2,517,000)	(2,408,000)
Change in valuation allowance	2,232,000	1,843,000
Net tax provision	$-	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows at December 31:

	2022	2021
Deferred tax asset attributable to:
Net operating losses carried forward	$4,066,525	$3,891,095
Less: Valuation allowance	(4,066,525)	(3,891,095)
Net deferred tax asset	$-	$-

At December 31, 2022, the Company had an unused net operating loss carryover approximating $19,362,715, subject to section 382 limitations, that is available to offset future taxable income, which expires beginning in 2028.

The Company established a full valuation allowance. The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized.

14. EQUITY

The Company has 10,000,000 shares of preferred stock authorized. From this pool the following preferred shares have been classified as:

Preferred Stock – Series A

During the year ended December 31, 2018, the Company authorized 1,000,000 of preferred Series A preferred shares, which shares to have voting rights equal to two-thirds of all the issued and outstanding shares of common stock, shall be entitled to vote on all matters of the corporation, and shall have the majority vote of the board of directors. The subject preferred stock lacks any dividend rights, does not have liquidation preference, and is not convertible into common stock. During the year ended December 31, 2018, the Company issued one million shares to certain officers and board members. The Company retained a third-party valuation firm whose input was utilized in determining the related per share valuation of the preferred shares. Based on Management’s assessment and the valuation report, the fair value of the preferred shares was determined to be $0.0463 per share or an aggregate of $46,363. During the fiscal year ended December 31, 2022, 100,000 shares (1,539 with the reverse), were returned to treasury and of the 900,000 shares (13,846 after the reverse) all remain outstanding as of December 31, 2022.

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

During the period ended December 31, 2021, the two accredited investors converted 70 Series B preferred shares into 28,000,000 common shares at the conversion price of $0.0025, leaving a balance of 180 Series B as of December 31, 2022, which with the reverse leaves a balance of 3 as of December 31, 2022.

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

During the period ended December 31, 2021, the two accredited investors converted 150 Series C preferred shares into 10,000,000 common shares at the conversion price of $0.01, leaving a balance of 675 Series C as of December 31, 2022, which with the reverse leaves a balance of 11 as of December 31, 2022.

Common Stock

The Company issued the following shares of common stock for the years ended December 31:

	2022		2021
	Value of Shares	# of shares	Value of Shares	# of shares
Shares issued for services rendered	$621,246	2,070,965	$263,135	136,157
Shares issued for conversion of warrants	25,001	153,847	-	349,361
Shares issued for conversion of debt	114,062	11,406,200	194,373	260,183
Shares issued for financing	180,000	92,309	3,275	584,621

Total shares issued	$940,349	13,723,321	$460,783	1,330,322

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

During the year ended December 31, 2022 the Company issued 2,070,965 shares of common stock with a fair value of $621,246 at the date of grant for services, shares issued for the conversion of debt were 11,406,200 shares of common stock with a fair value of $114,062 at the grant date and 92,309 of shares of common stock with a fair value of $180,000 at the grant date for shares issued related to financings.

During the year ended December 31, 2021 the Company issued 136,157 shares of common stock with a fair value of $263,135 at the date of grant for services, shares issued for the conversion of debt were 260,183 shares of common stock with a fair value of $194,373 at the grant date and 584,621 of shares of common stock with a fair value of $3,275 at the grant date for shares issued related to financings.

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

The board is evaluating a new employee stock option plan (ESOP) and intends to select a new plan by the end of the 2023.

During the years ended December 31, 2022 and 2021, the Company did not issue any shares of common stock for financing costs.

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

A summary of the Company’s warrant activity and related information is provided below (the exercise price and the number of shares of common stock issuable upon the exercise of outstanding warrants have been adjusted to reflect a 1-for-75 reverse stock split.):

	Exercise Price $	Number of Warrants
Outstanding and exercisable at December 31, 2020	0.16 - 2.60	776,923
Warrants exercised	0.16	(361,538)
Warrants granted	2.60	346,154
Warrants expired	0.65	(3,846)
Outstanding and exercisable at December 31, 2021	0.16 – 2.60	757,693
Warrants exercised	0.16	(153,847)
Warrants granted	-	-
Warrants expired	-	-
Outstanding and exercisable at December 31, 2022	0.16 – 2.60	603,846

Stock Warrants as of December 31, 2022
Exercise Price	Warrants Outstanding	Remaining Life (Years)	Warrants Exercisable
$0.16	100,000	2.13	100,000
$0.98	157,692	0.83	157,692
$2.60	346,154	1.26	346,154

During the period ended December 31, 2021, 351,538 warrants were exercised, and 3,348 expired and 346,154 were granted. The 757,692 outstanding and exercisable warrants at December 31, 2021 has no intrinsic value.

During the period ended December 31, 2022, no new warrants were issued and 153,847 warrants were exercised. The 603,846 outstanding and exercisable warrants at December 31, 2022 had an intrinsic value of $96,615.

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

The Plan provides for the issuance of a maximum of 7,000,000 shares of which, after adjusting for estimated pre-vesting forfeitures and expired options, approximately 2,235,000 were available for issuance as of December 31, 2022.

No options were granted during 2022 and 2021.

15. COMMITMENTS & CONTINGENCIES

Bonuses

The Company has an employment agreement with its CEO which, among other provisions, provide for the payment of a bonus, as determined by the Board of Directors, in amounts ranging from 15% to 50% of the executive’s yearly compensation, to be paid in cash or stock at the Company’s sole discretion, if the Company has an increase in year over year revenues and the Executive performs his duties (i) within the time frame budgeted for such duties and (ii) at or below the cost budgeted for such duties. No such bonuses were declared or accrued during the years ending December 31, 2022 or 2021.

Contingencies

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure you that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events. No such contingencies were declared or accrued during the years ending December 31, 2022 or 2021.

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

16. SUBSEQUENT EVENTS

On January 19, 2023, the Company issued 571,400 shares for the conversion of the 2016 Notes for Employee Accrued Salaries to a third party at a fixed price of $0.01.

January 23, 2023, the Company issued 4,269,600 shares for the conversion for various notes for deferred salaries by officers from 2019 through 2022 to related parties at a fixed price of $0.01.

On February 6, 2023, the Company issued 812,671 shares for conversion of the 2016 and 2017 Notes for Employee Accrued Salaries to a third party at a fixed price of $0.01.

On March 13, 2023, the Company entered into a convertible note agreement with an investor for $74,650 with an interest rate of 12% due in one year.

On April 12, 2023, the Company entered into a convertible note agreement with an investor for $40,000 with an interest rate of 10% due in one year.

