Form 10-Q
period 2023-03-31
Metalert, Inc.
filed 2023-05-22
CIK 1375793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-53046

MetAlert, Inc.

(Exact name of registrant as specified in its charter)

Nevada	98-0493446
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

117 W. 9th Street, Suite 1214, Los Angeles, CA, 90015
(Address of principal executive offices) (Zip Code)

(213) 489-3019
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of each class registered:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, Par Value $0.0001	MLRT	None

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,833,465 common shares issued and outstanding as of May 22, 2023.

METALERT INC. AND SUBSIDIARIES

For the quarter ended March 31, 2023

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

METALERT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,671	$8,534
Accounts receivable, net	28,419	13,959
Inventory	69,508	70,112
Investment in marketable securities	649	683
Other current assets	4,770	8,045
Total current assets	108,017	101,333

Intangible assets, net	3,308	3,308
Property and equipment, net	50,786	59,121

Total assets	$162,111	$163,762

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$178,870	$137,315
Accrued expenses	360,593	388,414
Accrued expenses, related parties	628,215	497,551
Deferred revenues	9,675	12,850
Short-term debt – line of credit	62,089	81,651
Short-term debt - CARE loans	9,153	7,903
Convertible promissory notes, net of discount	898,000	843,000
Convertible notes, related parties, net of discount	1,187,791	1,206,738
Notes payable	147,365	149,120
Notes payable – related parties	45,000	10,000
Total current liabilities	3,526,751	3,334,542

Long-term debt - CARE loan	140,847	142,097

Total liabilities	3,667,598	3,476,639

Commitments and contingencies

Stockholders’ deficit:
Preferred stock series A, $0.001 par value; 1,000,000 shares authorized; 1,000,000 shares issued and outstanding at March 31, 2023 and December 31, 2022	14	14
Preferred stock series B, $0.001 par value; 10,000 shares authorized, 2 and 2 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	-	-
Preferred stock series C, $0.001 par value; 1,000 shares authorized, 19 and 19 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	-	-
Common stock, $0.0001 par value; 2,071,000,000 shares authorized; 22,833,465 and 17,179,794 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	2,283	1,718
Additional paid-in capital	24,297,833	24,241,862
Accumulated deficit	(27,805,617)	(27,556,471)
Total stockholders’ deficit	(3,505,487)	(3,312,877)
Total liabilities and stockholders’ deficit	$162,111	$163,762

See accompanying notes to condensed consolidated financial statements.

METALERT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Product sales	$54,391	$132,680
Service income	18,302	35,836
Licensing income	-	-
Total revenues	72,693	168,516

Cost of products sold	26,063	87,945
Cost of service revenue	4,305	6,918
Cost of licensing revenue	-	-
Total cost of goods sold	30,368	94,863

Gross margin	42,325	73,653

Operating expenses:
Wages and benefits	123,645	123,766
Professional fees	31,524	98,162
Sales and marketing expenses	-	10,541
General and administrative	65,869	61,107

Total operating expenses	221,038	293,576

Loss from operations	(178,713)	(219,923)

Other income/(expenses):
Gain/loss on settlement of debt	-	-
Gain/loss on marketable securities	(34)	(1,095)
Amortization of debt discount	(21,054)	(6,247)
Grant from Care loans	-	67,870
Interest expense and financing costs	(49,345)	(34,990)

Total other income/(expenses)	(70,433)	25,538

Net income (loss)	$(249,146)	$(194,385)

Weighted average number of common shares outstanding - basic and diluted	21,287,618	2,521,336

Net income/(loss) per common share - basic and diluted	$(0.01)	$(0.08)

See accompanying notes to condensed consolidated financial statements.

METALERT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Three Months Ended March 31, 2023 and March 31, 2022 (Unaudited)

For the Three Months Ended March 31, 2023 (Unaudited)

	Series A Preferred		Series B Preferred		Series C Preferred		Common Shares		Additional
	Shares		Shares		Shares		Shares		Paid-In	Accumulated	Equity
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Deficit	(Deficit)
Balance December 31, 2022	13,846	$14	2	$-	19	$-	17,179,794	$1,718	$24,241,862	$(27,556,471)	$(3,312,877)
Issuance of common stock for the conversion of notes	-	-	-	-	-	-	5,653,671	565	55,971	-	56,536
Net income (loss)	-	-	-	-	-	-	-	-	-	(249,146)	(249,146)
Balance March 31, 2023	13,846	$14	2	$-	19	$-	22,833,465	$2,283	$24,297,833	$(27,805,617)	$(3,505,487)

For the Three Months Ended March 31, 2022 (Unaudited)

	Series A Preferred		Series B Preferred		Series C Preferred		Common Shares		Additional
	Shares		Shares		Shares		Shares		Paid-In	Accumulated	Equity
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Deficit	(Deficit)
Balance December 31, 2021	1,000,000	$100	180	$-	675	$1	224,502,479	$22,450	$23,151,212	$(26,053,384)	$(2,879,621)
Issuance of common stock for services	-	-	-	-	-	-	4,000,000	400	39,200	-	39,600
Issuance of common stock for the conversion of warrants	-	-	-	-	-	-	10,000,000	1,000	24,000	-	25,000
Net income (loss)	-	-	-	-	-	-	-	-	-	(194,385)	(194,385)
Balance March 31, 2022	1,000,000	$100	180	$-	675	$1	238,502,479	$23,850	$23,214,412	$(26,247,769)	$(3,009,406)

The accompanying notes are an integral part of these consolidated financial statements.

METALERT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income / (loss)	$(249,146)	$(194,385)
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Depreciation and amortization	8,335	8,335
Change in fair value of marketable securities	34	1,095
Stock based compensation	-	39,600
Grant from CARE loans	-	(67,870)
Amortization of debt discount	21,054	6,246
Loss on the settlement of debt and accrued interest	-	-
Bonus shares issued	-	-
Payment proceeds against loan	-	-
Changes in operating assets and liabilities:
Accounts receivable	(14,460)	(17,938)
Inventory	603	13,897
Other current and non-current assets	3,275	39,354
Accounts payable and accrued expenses	(16,709)	(21,357)
Accrued expenses - related parties	104,687	23,750
Accrued interest and financing costs	61,201	35,332
Deferred revenues	(3,175)	(7,754)
Due to/from Officers	35,000	-

Net cash used in operating activities	(49,301)	(141,695)

Cash flows from investing activities
PP&E purchases	-	-
Proceeds from the sale of marketable securities	-	-

Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from line of credit	7,000	9,180
Proceeds from issuance of preferred stock	-	-
Proceeds from the exercise of warrants	-	25,000
Proceeds from the issuance of debt	65,000	25,000
Payments on notes	-	-
Payments on debt	(26,563)	(10,935)

Net cash provided by financing activities	45,437	48,245

Net change in cash and cash equivalents	(3,864)	(93,450)

Cash and cash equivalents, beginning of period	8,535	138,342

Cash and cash equivalents, end of period	$4,671	$44,892

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock for conversion of debt and interest	$56,536	$-
Debt discount on convertible notes	$7,150	$-
Conversion of preferred stock to common stock	$-	$-

See accompanying notes to condensed consolidated financial statements.

METALERT INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of MetAlert have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included. Our operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2022, which are included in our Annual Report on Form 10-K.

The accompanying consolidated financial statements reflect the accounts of MetAlert, Inc. and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has a stockholders’ deficit of $3,505,487 and negative working capital of $3,418,734 as of March 31, 2023 and used cash in operations during the period then ended. The Company anticipates further losses in the development of its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan until such time as revenues and related cash flows are sufficient to fund our operations.

The Company’s independent registered public accounting firm has also included explanatory language in their opinion accompanying the Company’s audited financial statements for the year ended December 31, 2022. The Company’s financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

IP Licensing Revenue

Licensing revenue recorded by the Company relates exclusively to the Company’s License and Partnership agreement with Inventergy which provides for ongoing royalties based on monetization of IP licenses. The Company recognizes revenue for royalties under ASC 606, which provides revenue recognition constraints by requiring the recognition of revenue at the later of the following: 1) sale or usage of the products or 2) satisfaction of the performance obligations. The Company has satisfied its performance obligations and therefore recognizes licensing revenue when the sales to which the license(s) relate are completed. During the periods ended March 31, 2023 and March 31, 2022, the Company did not recognize any licensing revenue.

Disaggregation of Net Sales

The following table shows the Company’s disaggregated net sales by product type:

	March 31, 2023	March 31, 2022
Product sales	$54,391	$132,680
Service income	18,302	35,836
IP and consulting income	-	-
Total	$72,693	$168,516

The following table shows the Company’s disaggregated net sales by customer type:

	March 31, 2023	March 31, 2022
B2B	$57,680	$120,680
B2C	15,013	47,836
Military	-	-
IP	-	-
Total	$72,693	$168,516

Allowance for Doubtful Accounts

We extend credit based on our evaluation of the customer’s financial condition. We carry our accounts receivable at net realizable value. We monitor our exposure to losses on receivables and maintain allowances for potential losses or adjustments. We determine these allowances by (1) evaluating the aging of our receivables; and (2) reviewing high-risk customers financial condition. Past due receivable balances are written off when our internal collection efforts have been unsuccessful in collecting the amount due. Our allowance for doubtful accounts was $12,431 as of March 31, 2023 and $12,431 as of December 31, 2022. The allowance fully reserves our accounts receivable balances over 90 days.

Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold in the accompanying consolidated statements of operations.

Product Warranty

The Company’s warranty policy provides repair or replacement of products (excluding GPS Shoe devices) returned for defects within ninety days of purchase. The Company’s warranties are of an assurance-type and come standard with all Company products to cover repair or replacement should product not perform as expected. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and recovery from suppliers. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty costs. The Company estimates the actual historical warranty claims coupled with an analysis of unfulfilled claims to record a liability for specific warranty purposes. As of March 31, 2023 and 2022, products returned for repair or replacement have been immaterial. Accordingly, a warranty liability has not been deemed necessary.

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

As of March 31, 2023, the Company had four customers representing approximately 29%, 29%, 15% and 14% of sales, respectively, and three customers representing approximately 14%, 8%, and 7% of total accounts receivable, respectively. As of March 31, 2022, the Company had three customers representing approximately 40%, 26% and 13% of sales, respectively, and four customers representing approximately 15%, 14%, 12% and 10% of total accounts receivable.

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

Marketable Securities

The Company’s securities investments that are acquired and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value based on quoted market price (level 1) on the balance sheet in current assets, with the change in fair value during the period included in earnings. As of March 31, 2023 and December 31, 2022 the fair value of our investment in marketable securities was $649 and $683, respectively.

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

At March 31, 2023 and December 31, 2022, the balance of the derivative liabilities was $0. It was determined at December 31, 2020 that the Preferred A shareholders having the majority vote, can agree to increase the number of authorized shares, if needed, to settle any convertible debt, and thus the liability is $0.

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

	March 31,
	2023	2022
Warrants	603,846	603,846
Preferred B shares	17,046	17,046
Preferred C shares	10,390	10,390
Conversion shares upon conversion of notes	83,935,166	71,499,417
Total	84,566,448	72,130,699

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

As of December 31, 2022, the Company owned 42,500 shares of Inventergy Global, Inc. common stock with a fair value of $638. The Company was able to obtain observable evidence that the investment had a market value of $0.015 per share, or an aggregate value of $638 as of the period ended March 31, 2023. As such, the Company recorded no change in market value during the three months ended March 31, 2023, in its statement of operations.

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

During the period ended December 31, 2022, the Company shares were reverse down to 27 shares. The Company was able to obtain observable evidence that these 27 shares had a market value of $45 as of December 31, 2021, as such, the Company recorded a loss from the decrease in the fair value of the shares of $1,995, resulting in a net loss from their investment in Inpixon shares during the period ended December 31, 2022.

The Company was able to obtain observable evidence that the remaining 2,000 shares had a market value of $11 as of March 31, 2023, as such, the Company recorded a change in the fair value of the shares, resulting in a net loss from the investment in Inpixon shares of $34 during the current period ended March 31, 2023.

4. INVENTORY

Inventories consist of the following:

	March 31, 2023	December 31, 2022
Raw materials	$50,901	$51,531
Finished goods	18,607	18,581
Total Inventories	$69,508	$70,112

5. PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	March 31, 2023	December 31, 2022
Software	$25,890	$25,890
Website development	91,622	91,622
Software development	394,772	394,772
Equipment	1,750	1,750
Less: accumulated depreciation	(463,248)	(454,913)
Total property and equipment, net	$50,786	$59,121

Depreciation expense for the period ended March 31, 2023 and 2022 was $8,335 and $8,335, respectively, and is included in general and administrative expenses.

6. INTANGIBLE ASSETS

Intangible assets, net, consists of the following:

	March 31, 2023	December 31, 2022
Trademarks	$3,308	$3,308
Less: accumulated amortization	-	-
Total intangible assets, net	$3,308	$3,308

Amortization expense for the period ended March 31, 2023 and 2022 was $0 and $0, respectively, and is included in general and administrative expenses.

7. NOTES & LOANS PAYABLE

The following table summarizes the components of our short-term borrowings:

	March 31, 2023	December 31, 2022
(a) Term loan	$147,365	$149,120
(b) Revolving line of credit	62,089	7,000
(c) CARE loans	9,153	74,651
Total	$218,607	$230,771

(a) Term loans

In 2022, the Company entered into an unsecured short-term loan agreements with various third parties for an aggregate principal balance of $145,000 at an interest rate of 5% per annum, with the interest adjusted to 10% in the case of a default. One loan for $25,000 was paid in full on April 14, 2022, leaving $120,000 outstanding as of December 31, 2022.

In September of 2019, the Company entered into an unsecured term loan agreement with a third party for an aggregate principal balance of $50,000 at an interest rate of 5% per annum in relation to an Asset Purchase Agreement. The term loan became due on December 31, 2020, and is currently past due. The balance outstanding on the note as of March 31, 2023 was $34,916, which included $7,551 in interest, $4,500 in cash payments to principal and reductions of $27,365 due to sublet fees for office space and principal payments.

(b) Lines of Credit

The Company obtained a revolving line of credit agreement with an accredited investor of $500,000 during 2018. There were three borrowings against the line as of December 31, 2018 for aggregate borrowings of $65,000 and two borrowing in 2019 for $65,000 for a total of $130,000. During the period ended December 31, 2020, the Company repaid $76,000 in principal and all of its accrued interest of $4,204, resulting in a balance due of $22,000 as of December 31, 2020. During the period ended December 31, 2021, the Company repaid $10,000 in principal and all of its interest of $560, as incurred, resulting in a balance due of $7,000 as of March 31, 2023.

The line bears interest of 8.5%. The line is based upon MetAlert providing the investor with purchase orders and use of proceeds, including production of goods schedules and loan repayment timelines. These loans/drawdowns are specifically for product, inventory and/or purchase order financing. Upon completion of the terms of the Line of Credit, MetAlert, Inc. will issue to the investor 7,500,000 shares of MetAlert common stock or $75,000 of MetAlert common stock, whichever is greater.

The Company also has an unsecured line of credit, guaranteed by its CEO, with its business bank, Union Bank, whereby funds can be borrowed at a revolving adjustable rate of 2 points over prime, currently 5.25%, with a max borrowing amount of $100,000. The balance at December 31, 2022 and March 31, 2023 was 74,651 and $55,089, with $7,000 having been borrowed and $26,563 paid back in the March 31, 2023 period.

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

8. CONVERTIBLE PROMISSORY NOTES

As of March 31, 2023 and December 31, 2022, the Company had a total of $898,000 and $843,000, respectively, of outstanding convertible notes payable, which consisted of the following:

	March 31, 2023	December 31, 2022
Convertible Notes – with fixed conversion, past due	$678,000	$678,000
Convertible Notes – with fixed conversion	$152,500	$165,000
Convertible Notes – with fixed conversion and OID	74,650	-
Less: Debt discount	(7,150)	-
Total convertible notes, net of debt discount	$898,000	$843,000

a)	Included in Convertible Notes - with fixed conversion terms, are loans provided to the Company from various investors These notes carry simple interest rates ranging from 0% to 14% per annum and with terms ranging from 1 to 2 years. In lieu of the repayment of the principal and accrued interest, the outstanding amounts are convertible, at the option of the note holder, generally at any time on or prior to maturity and automatically under certain conditions, into the Company’s common shares at $0.015 to $0.30 per share. These notes became due in 2017 and prior, and are currently past due.

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

During the three months ending March 31, 2023, noteholders converted $12,500 of notes with accrued interest of $1,341 into 1,384,071 shares of common stock. On March 14, 2023, the Company entered into an unsecured short-term loan agreement with a third party for an aggregate of $74,650 with an interest rate of 12%, an original issue discount of $7,150, financing costs of $2,500, with installment payments of $8,361 paid back monthly starting 45 days from the issuance date.

As of March 31, 2023, and December 31, 2022 $678,000 of these convertible notes are currently past due, with no associated penalties.

9. CARE Loans

	March 31, 2023	December 31, 2022
a) PPP loan – short term	$-	$-
b) EIDL loan – short term	9,153	7,903
b) EIDL loan – long term	140,847	142,097
Total CARE loans	$150,000	$150,000

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

As of March 31, 2023, the Company calculated that 22 months of the 360 periods on the 30-year loans should be considered short-term, and as such moved $9,153 to short-term liabilities, and has accrued interest on the loan of $16,884 as of March 31, 2023, or until the Company has received more definitive correspondence related to any potential forgiveness.

10. RELATED PARTY TRANSACTIONS

Convertible Notes Due to Related Parties

During the period ended December 31, 2022, the Company relieved the outstanding payables due to related parties by $706,248 and converted those amounts into additional notes with an aggregate amount of $706,248. As the conversion price embedded in the note agreements was below the trading price of the common stock on the dates of issuance, a beneficial conversion feature (BCF) was recognized at the date of issuance. The Company recognized a debt discount at the date of issuance in the aggregate amount of $167,339 related to the intrinsic value of beneficial conversion feature. The related parties converted $108,602 of debt for 4,269,600 shares of common stock. Additionally, the Company’s executives transferred $100,000 of their outstanding employee notes for cash to a third party, which lowered the related party notes and increased the convertible note balance by $100,000. The transferred notes had no change in terms, thus resulting in no gain or loss on the extinguishment related to the transfer of debt, making the outstanding balance on the related party notes on December 31, 2022 as $1,206,738, net of debt discounts. During the period ending March 31, 2023 another $40,000 of employee notes and $2,696 of accrued interest were converted for 4,269,600 in common stock, leaving a balance on the related party notes on March 31, 2023 of $1,187,761, net of debt discounts.

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

Accrued wages and costs - In order to preserve cash for other working capital needs, various officers, members of management, employees and directors agreed to defer portions of their wages and sometimes various out-of pocket expenses since 2011. As of March 31, 2023, and December 31, 2022, the Company owed $83,733 and $26,948, respectively, for such deferred wages and other expenses owed for other services which are included in the accrued expenses – related parties on the accompanying balance sheet.

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

At March 31, 2023 and December 31, 2022, the balance of the derivative liabilities was $0. It was determined at December 31, 2020 that the Preferred A shareholders having the majority vote, can agree to increase the number of authorized shares, if needed, to settle any convertible debt, and thus the liability is $0.

12. EQUITY

The Company has 10,000,000 shares of preferred stock authorized. From this pool the following preferred shares have been classified as:

Preferred Stock – Series A

During the year ended December 31, 2018, the Company authorized 1,000,000 of Series A preferred shares, which shares have voting rights equal to two-thirds of all the issued and outstanding shares of common stock, shall be entitled to vote on all matters of the corporation, and shall have the majority vote of the board of directors. The subject preferred stock lacks any dividend rights, does not have liquidation preference, and is not convertible into common stock. During the year ended December 31, 2018, the Company issued one million shares to certain officers and board members. The Company retained a third-party valuation firm whose input was utilized in determining the related per share valuation of the preferred shares. Based on Management’s assessment and the valuation report, the fair value of the preferred shares was determined to be $0.0463 per share or an aggregate of $46,363. During the fiscal year ended December 31, 2022, 100,000 shares (1,539 with the reverse stock split), were returned to treasury and of the 900,000 shares (13,846 after the reverse stock split) all remain outstanding as of March 31, 2023.

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

During the period ended December 31, 2021, the two accredited investors converted 70 Series B preferred shares into 28,000,000 common shares at the conversion price of $0.0025, leaving a balance of 180 Series B as of December 31, 2022, which with the reverse stock split leaves a balance of 2 as of December 31, 2022 and as of the period ending March 31, 2023.

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

During the period ended December 31, 2021, the two accredited investors converted 150 Series C preferred shares into 10,000,000 common shares at the conversion price of $0.01, leaving a balance of 675 Series C as of December 31, 2022, which with the reverse stock split leaves a balance of 19 as of December 31, 2022 and as of the period ending March 31, 2023.

Common Stock

During the period ending March 31, 2023, the Company issued 5,653,671 shares of its common stock to various noteholders and employees for conversions of their notes within the terms, resulting in no gain or loss on the transaction.

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

A summary of the Company’s warrant activity and related information is provided below (the exercise price and the number of shares of common stock issuable upon the exercise of outstanding warrants have been adjusted to reflect a 1-for-65 reverse stock split.):

	Exercise Price $	Number of Warrants
Outstanding and exercisable at December 31, 2022	0.016 – 2.60	603,846
Warrants exercised	-	-
Warrants granted	-	-
Warrants expired	-	-
Outstanding and exercisable at March 31, 2023	0.016 - 2.60	603,846

Stock Warrants as of March 31, 2023
Exercise	Warrants	Remaining	Warrants
Price	Outstanding	Life (Years)	Exercisable
$0.016	100,000	1.65	100,000
$0.98	157,692	0.59	157,692
$2.60	346,154	1.01	346,154

During the period ended March 31, 2023, the Company had no warrant activity.

The outstanding and exercisable warrants at March 31, 2023 had an intrinsic value of approximately $108,692.

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

The 2008 Plan provides for the issuance of a maximum of 7,000,000 shares, of which, after adjusting for estimated pre-vesting forfeitures and expired options, approximately 2,235,000 were available for issuance as of March 31, 2023.

No options were granted during the period ending March 31, 2023.

13. COMMITMENTS & CONTINGENCIES

Bonuses

The Company has an employment agreement with its CEO which, among other provisions, provide for the payment of a bonus, as determined by the Board of Directors, in amounts ranging from 15% to 50% of the executive’s yearly compensation, to be paid in cash or stock at the Company’s sole discretion, if the Company has an increase in year over year revenues and the Executive performs his duties (i) within the time frame budgeted for such duties and (ii) at or below the cost budgeted for such duties. No such bonuses were declared or accrued during the periods ending March 31, 2023 or 2022.

Contingencies

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure you that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events. As of March 31, 2023, there was no pending or threatened litigation against the Company.

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

14. SUBSEQUENT EVENTS

On April 12, 2023, we entered into a convertible note agreement with an investor for $40,000, with a conversion price of $0.04 bearing an interest rate of 10%.

On April 26, 2023 the Company consolidated various past-due convertible promissory notes in an aggregate amount of $400,000 inclusive of interest at a 12% interest rate and with conversion rates ranging from .30 to $9.75 with an investor into a new single note. The convertible promissory note agreement bears interest at seven (6%) percent, has a one (1) year maturity date. The note may be repaid in whole or in part any time prior to maturity. The promissory note is convertible at the investor’s sole discretion, into common shares at a conversion price of $4.00.

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

Organization and Presentation

The Company was originally founded in 2002 as Global Trek Xploration, Inc. and, as part of a reverse merger, became publicly traded in 2008 as a 100% wholly owned subsidiary of MetAlert, Inc. (OTC Pinks: MLRT), a Nevada corporation, under its former name “Deeas Resources Inc.” The Company changed its name to GTX Corp. on March 4, 2008. In September 2022, the Company changed its name from GTX Corp to MetAlert, Inc. and effected a 1-for-65 reverse stock split of its issued and outstanding stock. During the periods covered by this report, MetAlert, Inc. and its subsidiaries were engaged in business operations that design, manufacture and sell various interrelated and complementary products and services in the wearable technology and Personal Location Services marketplace. MetAlert owns 100% of the issued and outstanding capital stock of its two subsidiaries - Global Trek Xploration, Inc. and LOCiMOBILE, Inc.

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

Operations

The Company designs, develops, manufactures, sells, and distributes health and safety products and services, and other related medical supplies and equipment, through a global business to business (“B2B”) and business to consumer (“B2C”) network of resellers, affiliates, distributors, nonprofit organizations, local, state, and federal government agencies, police departments, manufacturers reps and retailers. Offering a variety of electronic and non-electronic devices and equipment, a proprietary Internet of things (“IoT”) enterprise monitoring platform and a licensing subscription business model. The Company provides a complete end to end solution of hardware, middleware, apps, connectivity, licensing, and professional services, letting our customers know where or how someone, or something, is at the touch of a button, delivering safety, security, and peace of mind in real-time. Except for our military products and medical protective equipment, all of our consumer and enterprise tracking products funnel into the MetAlert IoT monitoring platform which supports end user customers in over 35 countries. The Company is also in the business of licensing intellectual property and monetizing its patent portfolio.

Overview

As we started planning our 2023 roadmap, we worked with our suppliers to gear up our production for the 4G SmartSoles while preparing them for commercial certification. We conducted meetings with our key suppliers in order to start looking at ways to scale up production and bring down our costs, we came up with several new methods of manufacturing and a design change in the insole itself. We do not expect these proposed changes to impact our production and these improvements will run in parallel to our ongoing production, however we believe once fully implemented we could see a 10% to 18% reduction in costs and a 25% increase in production capacity. We are looking at utilizing labor across the border in Mexico for certain labor intensive processes while also looking at an entire different way to embed the electronics inside the insoles, which will not only reduce costs but add a lot more access to the electronics post production, giving our customer service team more tools to better serve our customers. As we continue to hear from our larger customers, all of this work in process is intended to best position the product for larger government and enterprise applications and contracts. After listening to many of our customers and potential new customers, we believe our new 4G platform with Wi-Fi and BLE is very much in line with current market demands and well positioned once we scale production and lower costs to take advantage of that demand. Historically the SmartSole has always been a very innovative product, but this latest version has the foundation to make it not only innovative but also ready for large scale global commercial deployment.

Throughout the quarter we continued selling down our PPE inventory to the point where we sold out of many of our products and in fact had to reorder some products just to fill orders when they came in. Overall, we did not have to take any inventory markdowns as we transitioned out of COVID and continue to be able to supply customers on an as needed basis by buying small quantities from key suppliers we have maintained good relationships with.

With businesses opening back up and overall general travel picking back up we saw a 4% increase in B2B sales from Q4 of 2022 in Europe. Overall revenues were down by 57% compared to the previous comparable period but we also recognized a 25% decrease in operating expenses. As we continue to ship back orders and fill new orders we expect our subscriptions to start ramping back up in the second quarter. We also saw continued demand for the new 4G SmartSoles with several thousand units forecasted over the next six months just from our international distributors.

Until recently, our NFC product sales have been limited and only sold direct to consumer (B2C). However, during the first quarter of 2022 we expanded our NFC sales into B2B channels and started providing NFC chips along with professional services to a startup company called Endsate. This company designs and manufactures high end sneakers embedded with NFT and NFC technology that unites the experience from digital art to physical products, which provides the ability to wear the sneakers in the metaverse. During the first quarter of 2023 we saw a 76% increase in this part of our business compared to the previous quarter.

On the business development front, we have not been able to find a path forward to complete the acquisition of Traktec. Under SEC rules the company being acquired must have auditable financial records for at least 2 previous years, and while conducting our due diligence we realized that their books were not kept in a way that could be easily audited. This is not uncommon with small private companies that they typically do not meet the requirements of the Public Company Accounting Oversight Board (PCAOB), but unfortunately that is required to complete an audit and eligible to be acquired. We are still working with their senior management team to explore other paths to work together such as a licensing deal or perhaps an asset purchase.

We did continue to work with our Telehealth partner Hands Free Health (HFH) which will provide real-time telehealth access via Walmart Health Virtual Care (WHVC). We expect to get everything finalized in the coming weeks and prepare for the launch of that product/service, which we expect to play a key role in the SmartSole expansion plan. As we drive towards Medicare reimbursement codes having access to a virtual doctor who could diagnose a person with Alzheimer’s or dementia would then be able to provide a prescription for the SmartSoles based on the diagnoses. This should help facilitate access to SmartSoles by people who require financial assistance.

There is no way to sugar coat this, our numbers were disappointing and we are being faced with many challenges, which we have little to no control over. The markets are volatile, inflation combined with lingering supply chain issues, increasing interest rates and a possible recession in the forecast, all of which is restricting access to capital.

However, we have weathered storms in the past, we know how to keep our expenses low, and our new 4G SmartSoles are the best product we have ever launched. There is a lot of functionality built into the platform that will attract a much wider audience than we were able to attract in the past. This means our mission to positively impact millions of lives is still strong. The product is now made in the U.S. and has better encryption, which opens up more opportunities for us to sell to government agencies. The product works outdoors and indoors, again opening up more opportunities, and several European countries have approved the product for partial or full reimbursement which we see as a possible harbinger for us in the U.S. To all our stakeholders we appreciate your loyalty and support, and we will continue to work tirelessly to navigate through these choppy waters. Thank you.

Results of Operations

The following discussion should be read in conjunction with our interim consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report.

Three Months Ended March 31, 2023 (“Q1 2023”) Compared to the Three Months Ended March 31, 2022 (“Q1 2022”)

	Three Months Ended March 31,
	2023		2022
	$	% of Revenues	$	% of Revenues

Product sales	54,391	75%	132,680	79%
Service income	18,302	25%	35,836	21%
IP royalties	-	0%	-	0%
Total revenues	72,693	100%	168,516	100%
Cost of products sold	26,063	36%	87,945	52%
Cost of service revenue	4,305	6%	6,918	4%
Cost of licensing revenue	-	0%	-	0%
Cost of goods sold	30,368	42%	94,863	56%
Gross profit	42,325	58%	73,653	44%

Operating expenses:
Wages and benefits	123,645	170%	123,766	73%
Professional fees	31,524	43%	98,162	58%
Sales and marketing expenses	-	0%	10,541	6%
General and administrative	65,869	91%	61,107	36%
Total operating expenses	221,038	304%	293,576	174%

Gain/(loss) from operations	(176,712)	-246%	(219,923)	-131%

Other (expense)/income, net	(70,433)	-97%	24,538	15%
Net income/(loss)	(249,146)	-343%	(195,385)	-116%

Revenues

Revenues were $72,693 for the three months ended March 31, 2023 compared to $168,516 for the three months ended March 31, 2022, representing a decrease of 57%, This decrease was primarily driven from transitioning out of direct-to-consumer PPE sales into our core B2B business.

During the period ended March 31, 2023, the Company’s customer base and revenue streams were comprised of approximately 78.43% B2B (Wholesale Distributors and Enterprise Institutions), 21.57% B2C (consumers and government agencies who bought on the behalf of consumers, through our online ecommerce platform and through Amazon, Google and iTunes), 0% IP (our monetization campaign from consulting, licensing and asserting our patents) and 0% Military and Law Enforcement.

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

Cost of goods sold

Cost of goods sold were $30,368 for the three months ended March 31, 2023 compared to $94,863 for the three months ended March 31, 2022, representing a decrease of 68%. This decrease was primarily due to the shift form COVID related PPE’s with less margins, to the higher margin 4G SmartSoles. As a result, total gross margin, increased from 44% in fiscal 2022 to 49% in fiscal 2023.

We expect our margins to increase once we start ramping up our subscriptions and licensing and sell more of our proprietary products like our SmartSoles, where we have no competition. Our overall gross margin was slightly lower in 2022, predominately because most of our revenues came from product sales which require competitive pricing, and that includes shipping charges. In order to be competitive with the major online retailers (many of them include free shipping) we had to reduce our shipping charges to be in line with competitors.

Wages and benefits

Wages and benefits stayed consistent with a 0% difference in three months ended March 31, 2023 as compared to three months ended March 31, 2022.

Professional fees

Professional fees consist of costs attributable to consultants and contractors who primarily spend their time on legal, accounting, product development, business development, corporate advisory services and shareholder communications. Such costs decreased $66,637 or 68% in the three months ended March 31, 2023 as compared to in the three months ended March 31, 2022. Even though some professional fees have decreased as more responsibilities were transferred from outside contractors and consultants to in-house personnel. Those fees related to investor relations and business development have increased due to new products lines and the impending release of the company’s updated SmartSole products.

Sales and marketing expenses

Sales and marketing expenses decreased by 100% or $10,541 in three months ended March 31, 2023 in comparison to the three months ended March 31, 2021. The decrease was primarily due to the release of the new 4G SmartSole.

General and administrative

General and administrative costs in three months ended March 31, 2023 increased by $4,761 or 8% in comparison to the three months ended March 31, 2022, mostly due to increases in investor relations expense.

Other income/(expense), net

Other expense, net decreased 387% or $94,970 in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This decrease was primarily as a result of the gain of $67,870 from the forgiveness of CARE loans in Q1 2022 not realized in Q1 2023, as well as increases in interest expense, the amortization of debt discounts and financing costs.

Net income/(loss)

Net loss increased by 28% or $53,761 from Q1 2023 to Q1 2022 primarily as a result of the gain of $67,870 from the forgiveness of CARE loans in Q1 2022 not realized in Q1 2023, as well as increases in interest expense, the amortization of debt discounts and financing costs.

Liquidity and Capital Resources

As of March 31, 2023, we had $4,671 of cash and cash equivalents, and a working capital deficit of $3,418,734, compared to $8,534 of cash and cash equivalents and a working capital deficit of $3,233,210 as of December 31, 2022.

During the three months ended March 31, 2023, our net loss was $249,146 compared to a net loss of $195,385 for the three months ended March 31, 2022. Net cash used in operating activities in the three months ended March 31, 2023 and in the three months ended March 31, 2022 was $49,301 and $141,695, respectively.

Net cash used in investing activities during the three months ended March 31, 2023 and March 31, 2022 was $0, respectively.

Net cash provided by financing activities during the three months ended March 31, 2023 was $45,437 and consisted of $65,000 received for the issuance of debt, $7,000 from the use of the line of credit, and payments to the line of credit of $26,563. Net cash provided by financing activities during the three months ended March 31, 2022 was $25,000 and consisted of $25,000 received for the conversion of warrants. This represents a decrease of 5% in cash provided by financing activities, which is directly related to the Company working to reduce the reliance on any outside funding.

Because revenues from our operations have, to date, been insufficient to fund our working capital needs, we currently rely on the cash we receive from our financing activities to fund our growth, capital expenditures and to support our working capital requirements. The sale of our products and services is expected to enhance our liquidity in 2023, although the amount of revenues we receive in 2023 still cannot be estimated.

Until such time as our products and services can support our working capital requirement, we expect to continue to generate revenues from our other licenses, subscriptions, international distributors, hardware sales, professional services and new customers in the pipeline. However, the amount of such revenues is unknown and is not expected to be sufficient to fund our working capital needs. For our internal budgeting purposes, we have assumed that such revenues will not be sufficient to fund all of our planned operating and other expenditures during 2023. In addition, our actual cash expenditures may exceed our planned expenditures, particularly if we invest in the development of improved versions of our existing products and technologies, and if we increase our marketing expenses. Accordingly, we anticipate that we will have to continue to raise additional capital in order to fund our operations in 2023. No assurance can be given that we will be able to obtain the additional funding we need to continue our operations.

In order to continue funding our growth, IP and working capital needs and new product development costs, during the first quarter of 2023 we continued to draw down on our credit line to fund purchase orders. However, no assurance can be given that the investor will provide the funding, if and when requested by us.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has stockholders’ deficit of $3,505,487 and negative working capital of $3,418,734 as of March 31, 2023 and used cash in operations of $49,301 during the current period then ended. A significant part of our negative working capital position at March 31, 2023 consisted of $1,107,454, of amounts due to various accredited investors of the Company for convertible promissory notes, loans and a letter of credit, net of discount. The Company anticipates further losses in the development of its business. Please see the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022 for more information regarding risks associated with our business.

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

Critical Accounting Policies and Estimates

There are no material changes to the critical accounting policies and estimates described in the section entitled “Critical Accounting Policies and Estimates” under Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Based on the evaluation as of March 31, 2023, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

These are not all of the risks associated with the Company and must be used in conjunction with those disclosed in the most recent Annual Report filed on Form 10-K for the fiscal year ended December 31, 2022.

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

ITEM 2.(a). UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 19, 2023, an investor converted a note into 571,400 shares of common stock with a value of $5,714.

On January 23, 2023, employees converted 40,000 of notes into 4,269,600 shares of common stock with a value of $42,696.

On February 6, 2023, an investor converted a note into 812,671 shares of common stock with a value of $8,127.

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

METALERT, INC.

Date: May 22, 2023	By:	/s/ ALEX MCKEAN
Alex McKean,
Chief Financial Officer (Principal Financial Officer)

Date: May 22, 2023	By:	/s/ PATRICK BERTAGNA
Patrick Bertagna,
Chief Executive Officer

