Form 10-Q
period 2023-06-30
Metalert, Inc.
filed 2023-08-18
CIK 1375793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2023

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,521,342 common shares issued and outstanding as of August 18, 2023.

METALERT INC. AND SUBSIDIARIES

For the quarter ended June 30, 2023

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

METALERT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$45,089	$8,534
Accounts receivable, net	12,921	13,959
Inventory	56,464	70,112
Investment in marketable securities	649	683
Other current assets	4,770	8,045
Total current assets	119,893	101,333

Intangible assets, net	3,308	3,308
Property and equipment, net	42,450	59,121

Total assets	$165,651	$163,762

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$165,197	$137,315
Accrued expenses	226,371	388,414
Accrued expenses, related parties	686,155	497,551
Deferred revenues	6,550	12,850
Short-term debt – line of credit	100,741	81,651
Short-term debt - CARE loans	10,417	7,903
Convertible promissory notes, net of discount	1,173,778	843,000
Convertible notes, related parties, net of discount	1,173,956	1,206,738
Notes payable	146,195	149,120
Notes payable – related parties	45,000	10,000
Total current liabilities	3,734,360	3,334,542

Long-term debt - CARE loan	139,583	142,097

Total liabilities	3,873,943	3,476,639

Commitments and contingencies

Stockholders’ deficit:
Preferred stock series A, $0.001 par value; 1,000,000 shares authorized; 13,846 shares issued and outstanding at June 30, 2023 and December 31, 2022	14	14
Preferred stock series B, $0.001 par value; 10,000 shares authorized, 2 and 2 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	-	-
Preferred stock series C, $0.001 par value; 1,000 shares authorized, 19 and 19 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	-	-

Common stock, $0.0001 par value; 2,071,000,000 shares authorized; 23,411,342 and 17,179,794 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	2,341	1,718
Additional paid-in capital	24,303,554	24,241,862
Accumulated deficit	(28,014,201)	(27,556,471)
Total stockholders’ deficit	(3,708,292)	(3,312,877)
Total liabilities and stockholders’ deficit	$165,651	$163,762

See accompanying notes to condensed consolidated financial statements.

METALERT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Product sales	$36,232	$31,245	$90,623	$163,925
Service income	12,607	33,157	30,909	68,992
Total revenues	48,839	64,402	121,532	232,917

Cost of products sold	40,719	35,989	66,781	123,934
Cost of other revenue	2,594	5,973	6,899	12,891
Total cost of goods sold	43,313	41,962	73,680	136,825

Gross margin	5,526	22,440	47,852	96,092

Operating expenses:
Wages and benefits	118,849	131,323	242,494	255,088
Professional fees	20,399	77,177	51,923	175,339
Sales and marketing expenses	-	5,058	(20)	15,599
General and administrative	47,569	27,292	113,458	88,399

Total operating expenses	186,817	240,850	407,855	534,425

Income/(loss) from operations	(181,291)	(218,410)	(360,003)	(438,333)

Other income/(expenses):
Gain/(loss) on settlement of debt	44,217	-	44,217	-
Gain/(loss) on marketable securities	-	(180)	(34)	(1,275)
Amortization of debt discount	(21,165)	(6,316)	(42,219)	(12,563)
Grant from Care loans	-	-	-	67,870
Interest imputed on related party notes	-	-	-	-
Interest expense and financing costs	(50,345)	(1,317)	(99,691)	(36,307)

Total other income/(expenses)	(27,293)	(7,813)	(97,727)	17,725

Net income/(loss)	(208,584)	(226,223)	(457,730)	(420,608)

Net income/(loss) attributable to common shareholders	$(208,584)	$(226,223)	$(457,730)	$(420,608)

Weighted average number of common shares outstanding - basic and diluted	22,896,968	3,780,289	22,096,739	3,702,136

Net income/(loss) per common share - basic and diluted	$(0.02)	$(0.05)	$(0.02)	$(0.11)

See accompanying notes to condensed consolidated financial statements.

METALERT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Three Months Ended June 30, 2023 and June 30, 2022 (Unaudited)

For the Three Months Ended June 30, 2023 (Unaudited)

	Series A Preferred		Series B Preferred		Series C Preferred		Common Shares		Additional
	Shares		Shares		Shares		Shares		Paid-In	Accumulated	Equity
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Deficit	(Deficit)
Balance March 31, 2023	13,846	$14	2	$-	19	$-	22,833,465	$2,283	$24,297,833	$(27,805,617)	$(3,505,487)
Issuance of common stock for the conversion of notes	-	-	-	-	-	-	577,877	58	5,721	-	5,779
Net income (loss)	-	-	-	-	-	-	-	-	-	(208,584)	(208,584)
Balance June 30, 2023	13,846	$14	2	$-	19	$-	23,411,342	$2,341	$24,303,554	$(28,014,201)	$(3,708,292)

For the Three Months Ended June 30, 2022 (Unaudited)

	Series A Preferred		Series B Preferred		Series C Preferred		Common Shares		Additional
	Shares		Shares		Shares		Shares		Paid-In	Accumulated	Equity
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Deficit	(Deficit)
Balance March 31, 2022	1,000,000	$100	180	$-	675	$1	238,502,483	$23,850	$23,214,412	$(26,247,769)	$(3,009,406)
Issuance of common stock for services	-	-	-	-	-	-	3,604,762	360	32,966	-	33,326
Issuance of common stock for financings	-	-	-	-	-	-	5,000,000	500	149,500	-	150,000
Net income (loss)	-	-	-	-	-	-	-	-	-	(226,223)	(226,223)
Balance June 30, 2022	1,000,000	$100	180	$-	675	$1	247,107,241	$24,710	$23,396,878	$(26,473,992)	$(3,052,303)

GTX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Six Months Ended June 30, 2023 and June 30, 2022 (Unaudited)

For the Six Months Ended June 30, 2023 (Unaudited)

	Series A Preferred		Series B Preferred		Series C Preferred		Common Shares		Additional
	Shares		Shares		Shares		Shares		Paid-In	Accumulated	Equity
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Deficit	(Deficit)
Balance December 31, 2022	13,846	$14	2	$-	19	$-	17,179,794	$1,718	$24,241,862	$(27,556,471)	$(3,312,877)
Issuance of common stock for the conversion of notes	-	-	-	-	-	-	6,231,548	623	61,692	-	62,315
Net income (loss)	-	-	-	-	-	-	-	-	-	(457,730)	(457,730)
Balance June 30, 2023	13,846	$14	2	$-	19	$-	23,411,342	$2,341	$24,303,554	$(28,014,201)	$(3,708,292)

For the Six Months Ended June 30, 2022 (Unaudited)

	Series A Preferred		Series B Preferred		Series C Preferred		Common Shares		Additional
	Shares		Shares		Shares		Shares		Paid-In	Accumulated	Equity
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Deficit	(Deficit)
Balance December 31, 2021	1,000,000	$100	180	$-	675	$1	224,502,479	$22,450	$23,151,212	$(26,053,384)	$(2,879,621)
Issuance of common stock for services	-	-	-	-	-	-	7,604,762	760	72,166	-	72,926
Issuance of common stock for financings	-	-	-	-	-	-	5,000,000	500	149,500	-	150,000
Issuance of common stock for the conversion of warrants	-	-	-	-	-	-	10,000,000	1,000	24,000	-	25,000
Net income (loss)	-	-	-	-	-	-	-	-	-	(420,608)	(420,608)
Balance June 30, 2022	1,000,000	$100	180	$-	675	$1	247,107,241	$24,710	$23,396,878	$(26,473,992)	$(3,052,303)

The accompanying notes are an integral part of these consolidated financial statements.

METALERT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income / (loss)	$(457,730)	$(420,608)
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Depreciation and amortization	16,670	16,670
Change in fair value of marketable securities	34	1,275
Stock based compensation	-	72,926
Grant from CARE loans	-	(67,870)
Amortization of debt discount	42,219	12,563
Gain on the settlement of debt and accrued interest	27,537	-
Gain on extinguishment of debt	16,680	-
Changes in operating assets and liabilities:
Accounts receivable	1,038	4,592
Inventory	13,647	17,740
Other current and non-current assets	3,275	32,743
Accounts payable and accrued expenses	113,980	2,539
Accrued expenses - related parties	132,654	75,883
Accrued interest and financing costs	(94,518)	-
Deferred revenues	(6,300)	(18,150)
Due to/from Officers	35,000	-

Net cash used in operating activities	(155,814)	(269,697)

Cash flows from investing activities
PP&E purchases	-	-
Proceeds from the sale of marketable securities	-	-

Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from line of credit	46,881	34,180
Proceeds from Reg A	-	150,000
Borrowings on debt	-	25,000
Proceeds from the exercise of warrants	-	25,000
Proceeds from the issuance of debt	190,000	-
Payments on notes	-	(7,510)
Payments on line of credit	(27,791)	(9,180)
Payments on debt	(16,722)	(25,000)

Net cash provided by financing activities	192,368	192,490

Net change in cash and cash equivalents	36,554	(77,207)

Cash and cash equivalents, beginning of period	8,535	138,342

Cash and cash equivalents, end of period	$45,089	$61,135

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock for conversion of debt and interest	$62,315	$-
Debt discount on convertible notes	$7,150	$-
Conversion of preferred stock to common stock	$-	$-

See accompanying notes to condensed consolidated financial statements.

METALERT INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of MetAlert have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included. Our operating results for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2022, which are included in our Annual Report on Form 10-K.

The accompanying consolidated financial statements reflect the accounts of MetAlert, Inc. and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has a stockholders’ deficit of $3,708,292 and negative working capital of $3,614,467 as of June 30, 2023 and used cash in operations during the period then ended. The Company anticipates further losses in the development of its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan until such time as revenues and related cash flows are sufficient to fund our operations.

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

IP Licensing Revenue

Licensing revenue recorded by the Company relates exclusively to the Company’s License and Partnership agreement with Inventergy which provides for ongoing royalties based on monetization of IP licenses. The Company recognizes revenue for royalties under ASC 606, which provides revenue recognition constraints by requiring the recognition of revenue at the later of the following: 1) sale or usage of the products or 2) satisfaction of the performance obligations. The Company has satisfied its performance obligations and therefore recognizes licensing revenue when the sales to which the license(s) relate are completed. During the periods ended June 30, 2023 and June 30, 2022, the Company did not recognize any licensing revenue.

Disaggregation of Net Sales

The following table shows the Company’s disaggregated net sales by product type:

	June 30, 2023	June 30, 2022
Product sales	$90,623	$163,925
Service income	30,909	68,992
IP and consulting income	-	-
Total	$121,532	$232,917

The following table shows the Company’s disaggregated net sales by customer type:

	June 30, 2023	June 30, 2022
B2B	$77,921	$205,450
B2C	43,611	27,467
Military	-	-
IP	-	-
Total	$121,532	$232,917

Allowance for Doubtful Accounts

We extend credit based on our evaluation of the customer’s financial condition. We carry our accounts receivable at net realizable value. We monitor our exposure to losses on receivables and maintain allowances for potential losses or adjustments. We determine these allowances by (1) evaluating the aging of our receivables; and (2) reviewing high-risk customers financial condition. Past due receivable balances are written off when our internal collection efforts have been unsuccessful in collecting the amount due. Our allowance for doubtful accounts was $12,431 as of June 30, 2023 and $12,431 as of December 31, 2022. The allowance fully reserves our accounts receivable balances over 90 days.

Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold in the accompanying consolidated statements of operations.

Product Warranty

The Company’s warranty policy provides repair or replacement of products (excluding GPS Shoe devices) returned for defects within ninety days of purchase. The Company’s warranties are of an assurance-type and come standard with all Company products to cover repair or replacement should product not perform as expected. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and recovery from suppliers. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty costs. The Company estimates the actual historical warranty claims coupled with an analysis of unfulfilled claims to record a liability for specific warranty purposes. As of June 30, 2023 and 2022, products returned for repair or replacement have been immaterial. Accordingly, a warranty liability has not been deemed necessary.

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

As of June 30, 2023, the Company had four customers representing approximately 29%, 29%, 15% and 14% of sales, respectively, and three customers representing approximately 14%, 8%, and 7% of total accounts receivable, respectively. As of June 30, 2022, the Company had four customers representing approximately 38%, 14%, 10% and 9% of sales, respectively (of the 38% in receivables represents, this represents sales made through our online store and consists of approximately 2,000 different customers), and four customers representing approximately 23%, 7%, 7% and 6% of total accounts receivable, respectively (excluding related party payables).

Stock-based Compensation

The Company accounts for share-based awards to employees and nonemployee directors and consultants in accordance with the provisions of ASC 718, Compensation—Stock Compensation., and under the recently issued guidance following FASB’s pronouncement, ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Under ASC 718, and applicable updates adopted, share-based awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service, or vesting, period. The Company values its equity awards using the Black-Scholes option pricing model, and accounts for forfeitures when they occur.

Marketable Securities

The Company’s securities investments that are acquired and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value based on quoted market price (level 1) on the balance sheet in current assets, with the change in fair value during the period included in earnings. As of June 30, 2023 and December 31, 2022 the fair value of our investment in marketable securities was $649 and $683, respectively.

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

At June 30, 2023 and December 31, 2022, the balance of the derivative liabilities was $0. It was determined at December 31, 2020 that the Preferred A shareholders having the majority vote, can agree to increase the number of authorized shares, if needed, to settle any convertible debt, and thus the liability is $0.

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

	June 30,
	2023	2022
Warrants	746,154	603,846
Preferred B shares	17,046	17,046
Preferred C shares	10,390	10,390
Conversion shares upon conversion of notes	88,266,791	72,755,345
Total	89,040,381	73,386,627

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASC 326”). The standard significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The standard will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. As a small business filer, the standard is effective for us for interim and annual reporting periods beginning after December 15, 2022.

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

As of December 31, 2022, the Company owned 42,500 shares of Inventergy Global, Inc. common stock with a fair value of $638. The Company was able to obtain observable evidence that the investment had a market value of $0.015 per share, or an aggregate value of $638 as of the period ended June 30, 2023. As such, the Company recorded no change in market value during the six months ended June 30, 2023, in its statement of operations.

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

The Company was able to obtain observable evidence that the remaining 2,000 shares had a market value of $11 as of June 30, 2023, as such, the Company recorded a change in the fair value of the shares, resulting in a net loss from the investment in Inpixon shares of $34 during the current period ended June 30, 2023.

4. INVENTORY

Inventories consist of the following:

	June 30, 2023	December 31, 2022
Raw materials	$37,286	$51,531
Finished goods	19,178	18,581
Total Inventories	$56,464	$70,112

5. PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	June 30, 2023	December 31, 2022
Software	$25,890	$25,890
Website development	91,622	91,622
Software development	394,772	394,772
Equipment	1,750	1,750
Less: accumulated depreciation	(471,584)	(454,913)
Total property and equipment, net	$42,450	$59,121

Depreciation expense for the period ended June 30, 2023 and 2022 was $16,670, respectively, and is included in general and administrative expenses.

6. INTANGIBLE ASSETS

Intangible assets, net, consists of the following:

	June 30, 2023	December 31, 2022
Trademarks	$3,308	$3,308
Less: accumulated amortization	-	-
Total intangible assets, net	$3,308	$3,308

Amortization expense for the period ended June 30, 2023 and 2022 was $0 and $0, respectively, and is included in general and administrative expenses.

7. NOTES & LOANS PAYABLE

The following table summarizes the components of our short-term borrowings:

	June 30, 2023	December 31, 2022
(a) Term loan	$146,195	$149,120
(b) Revolving line of credit	100,741	7,000
(c) CARE loans	10,417	74,651
Total	$257,353	$230,771

(a) Term loans

In 2022, the Company entered into an unsecured short-term loan agreements with various third parties for an aggregate principal balance of $145,000 at an interest rate of 5% per annum, with the interest adjusted to 10% in the case of a default. One loan for $25,000 was paid in full on April 14, 2022, leaving $120,000 outstanding as of December 31, 2022.

In September of 2019, the Company entered into an unsecured term loan agreement with a third party for an aggregate principal balance of $50,000 at an interest rate of 5% per annum in relation to an Asset Purchase Agreement. The term loan became due on December 31, 2020, and is currently past due. The balance outstanding on the note as of June 30, 2023 was $34,176, which included $7,981 in interest, $4,500 in cash payments to principal and reductions of $26,195 due to sublet fees for office space and principal payments.

(b) Lines of Credit

The Company obtained a revolving line of credit agreement with an accredited investor of $500,000 during 2018. There were three borrowings against the line as of December 31, 2018 for aggregate borrowings of $65,000 and two borrowing in 2019 for $65,000 for a total of $130,000. During the period ended December 31, 2020, the Company repaid $76,000 in principal and all of its accrued interest of $4,204, resulting in a balance due of $22,000 as of December 31, 2020. During the period ended December 31, 2021, the Company repaid $10,000 in principal and all of its interest of $560, as incurred, resulting in a balance due of $7,000 as of June 30, 2023.

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

The Company also has an unsecured line of credit, guaranteed by its CEO, with its business bank, Union Bank, whereby funds can be borrowed at a revolving adjustable rate of 2 points over prime, currently 8.25%, with a max borrowing amount of $100,000. The balance at December 31, 2022 and June 30, 2023 was 74,651 and $93,741, with $46,881 having been borrowed and $27,791 paid back in the June 30, 2023 period.

(c) CARE Loans

As of December 31, 2021, the Company has assumed, due to lack of correspondence, until otherwise received, that twenty-five months of its EIDL loan (see Note 8(b)), or $10,417 of the $150,000 30-year loan should be considered short-term, or due in less than a year. As of March 31, 2022, the PPP loan was forgiven, and the entire $67,870 balance was recognized as loan forgiveness.

8. CONVERTIBLE PROMISSORY NOTES

As of June 30, 2023 and December 31, 2022, the Company had a total of $998,428 and $843,000, respectively, of outstanding convertible notes payable, which consisted of the following:

	June 30, 2023	December 31, 2022
Convertible Notes – with fixed conversion, past due	$415,500	$678,000
Convertible Notes – with fixed conversion	$525,000	$165,000
Convertible Notes – with fixed conversion and OID	65,078	-
Less: Debt discount	(7,150)	-
Total convertible notes, net of debt discount	$998,428	$843,000

a)	Included in Convertible Notes - with fixed conversion terms, are loans provided to the Company from various investors These notes carry simple interest rates ranging from 0% to 14% per annum and with terms ranging from 1 to 2 years. In lieu of the repayment of the principal and accrued interest, the outstanding amounts are convertible, at the option of the note holder, generally at any time on or prior to maturity and automatically under certain conditions, into the Company’s common shares at $0.015 to $0.30 per share. These notes became due in 2017 and prior, and are currently past due.

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

During the six months ending June 30, 2023, noteholders converted $12,500 of notes with accrued interest of $1,341 into 1,384,071 shares of common stock. On March 14, 2023, the Company entered into an unsecured short-term loan agreement with a third party for an aggregate of $74,650 with an interest rate of 12%, an original issue discount of $7,150, financing costs of $2,500, with installment payments of $8,361 paid back monthly starting 45 days from the issuance date, with $16,722 of payments having paid as of June 30, 2023. Additionally, a noteholder invested $125,000 in the Company for a convertible note with a 10% interest rate and a fixed conversion price of $0.04.

Dueing the six months ended June 30, 2023 the Company consolidated various past-due convertible promissory notes in an aggregate amount of $400,000 inclusive of interest at a 12% interest rate and with conversion rates ranging from .30 to $9.75 with an investor into a new single note. The convertible promissory note agreement bears interest at seven (6%) percent, has a one (1) year maturity date. The note may be repaid in whole or in part any time prior to maturity. The promissory note is convertible at the investor’s sole discretion, into common shares at a conversion price of $4.00.

As of June 30, 2023, and December 31, 2022 $415,500 of these convertible notes are currently past due, with no associated penalties.

9. CARE Loans

	June 30, 2023	December 31, 2022
a) PPP loan – short term	$-	$-
b) EIDL loan – short term	10,417	7,903
b) EIDL loan – long term	139,583	142,097
Total CARE loans	$150,000	$150,000

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

As of June 30, 2023, the Company calculated that 25 months of the 360 periods on the 30-year loans should be considered short-term, and as such moved $10,417 to short-term liabilities, and has accrued interest on the loan of $18,473 as of June 30, 2023, or until the Company has received more definitive correspondence related to any potential forgiveness.

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

During the period ended December 31, 2022, the Company relieved the outstanding payables due to related parties by $706,248 and converted those amounts into additional notes with an aggregate amount of $706,248. As the conversion price embedded in the note agreements was below the trading price of the common stock on the dates of issuance, a beneficial conversion feature (BCF) was recognized at the date of issuance. The Company recognized a debt discount at the date of issuance in the aggregate amount of $167,339 related to the intrinsic value of beneficial conversion feature. The related parties converted $108,602 of debt for 4,269,600 shares of common stock. Additionally, the Company’s executives transferred $100,000 of their outstanding employee notes for cash to a third party, which lowered the related party notes and increased the convertible note balance by $100,000. The transferred notes had no change in terms, thus resulting in no gain or loss on the extinguishment related to the transfer of debt, making the outstanding balance on the related party notes on December 31, 2022 as $1,206,738, net of debt discounts. During the period ending June 30, 2023 another $40,000 of employee notes and $2,696 of accrued interest were converted for 4,269,600 in common stock, leaving a balance on the related party notes on June 30, 2023 of $1,173,956, net of debt discounts.

Accrued wages and costs - In order to preserve cash for other working capital needs, various officers, members of management, employees and directors agreed to defer portions of their wages and sometimes various out-of pocket expenses since 2011. As of June 30, 2023, and December 31, 2022, the Company owed $134,309 and $26,948, respectively, for such deferred wages and other expenses owed for other services which are included in the accrued expenses – related parties on the accompanying balance sheet.

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

At June 30, 2023 and December 31, 2022, the balance of the derivative liabilities was $0. It was determined at December 31, 2020 that the Preferred A shareholders having the majority vote, can agree to increase the number of authorized shares, if needed, to settle any convertible debt, and thus the liability is $0.

12. EQUITY

The Company has 10,000,000 shares of preferred stock authorized. From this pool the following preferred shares have been classified as:

Preferred Stock – Series A

During the year ended December 31, 2018, the Company authorized 1,000,000 of Series A preferred shares, which shares have voting rights equal to two-thirds of all the issued and outstanding shares of common stock, shall be entitled to vote on all matters of the corporation, and shall have the majority vote of the board of directors. The subject preferred stock lacks any dividend rights, does not have liquidation preference, and is not convertible into common stock. During the year ended December 31, 2018, the Company issued one million shares to certain officers and board members. The Company retained a third-party valuation firm whose input was utilized in determining the related per share valuation of the preferred shares. Based on Management’s assessment and the valuation report, the fair value of the preferred shares was determined to be $0.0463 per share or an aggregate of $46,363. During the fiscal year ended December 31, 2022, 100,000 shares (1,539 with the reverse stock split), were returned to treasury and of the 900,000 shares (13,846 after the reverse stock split) all remain outstanding as of June 30, 2023.

As of December 31, 2020 it was determined that the Preferred A shareholders having the majority vote, can agree to increase the number of authorized shares, if needed, to settle any convertible debt, and thus any derivative liabilities are not necessary to reserve for this.

Preferred Stock – Series B

During the year ended December 31, 2019, the Company authorized 10,000 shares of preferred stock to be designated available for Series B preferred shares that have a stated value of $1,000 each and are convertible into common shares at fixed price of $0.0025. Holders shall be entitled to receive, and the Company shall pay, dividends on shares of Series B Preferred Stock equal (on an as converted-to-Common-Stock basis) to and in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the Company’s Common Stock. No other dividends shall be paid on shares of Series B Preferred Stock, and they shall have no voting rights and have liquidation preference. During the year ended December 31, 2019, the Company issued 150 Series Preferred B shares and 30,000,000 warrants to an accredited investor for their financings for an aggregate value of $150,000.

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

During the period ended December 31, 2021, the two accredited investors converted 70 Series B preferred shares into 28,000,000 common shares at the conversion price of $0.0025, leaving a balance of 180 Series B as of December 31, 2022, which with the reverse stock split leaves a balance of 2 as of December 31, 2022 and as of the period ending June 30, 2023.

Preferred Stock – Series C

During the period ended December 31, 2020, the Company authorized 1,000 shares of preferred stock to be designated available for Series C preferred shares that have a stated value of $1,000 each and are convertible into common shares at fixed price of $0.015. Holders shall be entitled to receive, and the Company shall pay, dividends on shares of Series C Preferred Stock equal (on an as converted-to-Common-Stock basis) to and in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the Company’s Common Stock. No other dividends shall be paid on shares of Series C Preferred Stock, and they shall have no voting rights and have liquidation preference. During the year ended December 31, 2019, the Company had no Preferred C shares.

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

During the period ended December 31, 2021, the two accredited investors converted 150 Series C preferred shares into 10,000,000 common shares at the conversion price of $0.01, leaving a balance of 675 Series C as of December 31, 2022, which with the reverse stock split leaves a balance of 19 as of December 31, 2022 and as of the period ending June 30, 2023.

Common Stock

During the period ending June 30, 2023, the Company issued 6,231,548 shares of its common stock, with a value of $62,315 to various noteholders and employees for conversions of their notes within the terms, resulting in no gain or loss on the transaction.

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

A summary of the Company’s warrant activity and related information is provided below (the exercise price and the number of shares of common stock issuable upon the exercise of outstanding warrants have been adjusted to reflect a 1-for-65 reverse stock split.):

	Exercise Price $	Number of Warrants
Outstanding and exercisable at December 31, 2022	0.16 – 2.60	603,846
Warrants exercised	-	-
Warrants granted	.05	300,000
Warrants expired	0.975	(157,692)
Outstanding and exercisable at June 30, 2023	0.05- 2.60	746,154

Stock Warrants as of June 30, 2023
Exercise	Warrants	Remaining	Warrants
Price	Outstanding	Life (Years)	Exercisable
$0.05	300,000	1.40	300,000
$0.16	100,000	1.40	100,000
$2.60	346,154	0.76	346,154

During the period ended June 30, 2023, the Company issued 300,000 warrants to an investor as part of the terms on their convertible note, and 157,692 of warrant expired, leaving a balance at June 30, 2023 of 746,154.

The outstanding and exercisable warrants at June 30, 2023 had an intrinsic value of approximately $85,808.

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

The 2008 Plan provides for the issuance of a maximum of 7,000,000 shares, of which, after adjusting for estimated pre-vesting forfeitures and expired options, approximately 2,235,000 were available for issuance as of June 30, 2023.

No options were granted during the period ending June 30, 2023.

13. COMMITMENTS & CONTINGENCIES

Bonuses

The Company has an employment agreement with its CEO which, among other provisions, provide for the payment of a bonus, as determined by the Board of Directors, in amounts ranging from 15% to 50% of the executive’s yearly compensation, to be paid in cash or stock at the Company’s sole discretion, if the Company has an increase in year over year revenues and the Executive performs his duties (i) within the time frame budgeted for such duties and (ii) at or below the cost budgeted for such duties. No such bonuses were declared or accrued during the periods ending June 30, 2023 or 2022.

Contingencies

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure you that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events. As of June 30, 2023, there was no pending or threatened litigation against the Company.

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

14. SUBSEQUENT EVENTS

On July 5, 2023, the Company issued 170,000 shares of common stock worth $22,780 to various consultants for services rendered.

On August 14, 2023, the Company registered an Offering Statement on a Form 1-A (“Reg A”). This offering relates to the sale of up to 13,335,000 shares of our common stock (the “Shares”) at a price of $0.10 per share, for total offering proceeds of up to $1,333,500 if all offered shares are sold.

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

Organization and Presentation

The Company was originally founded in 2002 as Global Trek Xploration, Inc. and, as part of a reverse merger, became publicly traded in 2008 as a 100% wholly owned subsidiary of GTX Corp, a Nevada corporation, under its former name “Deeas Resources Inc.” In September 2022, the public Company changed its name from GTX Corp to MetAlert, Inc. (OTC Pinks: MLRT) but still kept its 2 wholly owned subsidiaries and effected a 1-for-65 reverse stock split of its issued and outstanding stock. During the periods covered by this report, MetAlert, Inc. and its subsidiaries were engaged in business operations that design, manufacture and sell various interrelated and complementary products and services in the wearable technology and Personal Location Services marketplace. MetAlert owns 100% of the issued and outstanding capital stock of its two subsidiaries - Global Trek Xploration, Inc. and LOCiMOBILE, Inc.

Global Trek Xploration, Inc. focuses on the design, manufacturing and sales distribution of its hardware, software, and connectivity, Global Positioning System (“GPS”) and Bluetooth Low Energy (“BLE”) monitoring and tracking platform, which provides real-time tracking and monitoring of people and high valued assets. Utilizing a miniature quad-band GPRS transceiver, antenna, circuitry, battery and inductive charging pad our solutions can be customized and integrated into numerous products whose location and movement can be monitored in real time over the Internet through our 24x7 tracking portal or on a web enabled cellular telephone. Our core products and services are supported by an IP portfolio of patents, patents pending, registered trademarks, copyrights, URL’s and a library of software source code, all of which is also managed by Global Trek.

LOCiMOBILE, Inc., is the Companies digital platform which has been at the forefront of Smartphone application (“App”) development since 2008. With a suite of mobile applications that turn the iPhone, iPad, Android and other GPS enabled handsets into a tracking device which can be tracked from mobile device or through our tracking portal or on any connected device with internet access. LOCiMOBILE has launched over 20 Apps across multi mobile device operating systems and continues to launch consumer and enterprise apps.

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

Overview

During the second quarter of 2023, we continued to work with our suppliers, distributors, and customers to find ways to streamline and improve our production cycles and enhance our efficiencies on getting product to market faster, while managing cost increases and supply chain disruptions. We spent years working on bringing our production back into the U.S. and are proud to have a Made in the U.S.A. stamp. However, after nearly two years of production delays, we concluded that we had to expand our sourcing and manufacturing capabilities, while also leveraging our IP portfolio, hence we set out to find a partner to license our technology and start manufacturing under an O.E.M. license. As of the end of the quarter we were in the final stages of negotiating an agreement, which was ultimately signed the following month. Management believes this is a turning point with many benefits both short term and long term. Most importantly in the short term, this will increase the number of SmartSoles manufactured and help keep up with the growing demand. As we discussed last quarter, we are still evaluating ways to scale up production in the U.S. and bring down our costs with a stated mission to reduce costs by 10% to 18% and increase production capacity by 25% to 40%. Also mentioned last quarter, the Company began certifying our made in the U.S. SmartSole plus, and while the initial test phase took a little longer than expected, the Company now expects to have that completed in the coming weeks, which will allow us to fill back orders into countries that have been waiting for these government certifications. Internationally, the SmartSole has always been viewed as a very innovative and niche product, but now our focus is on scaling and bringing costs down so that we can start showing real market adoption. Reports have recently been published on the growing size of the “Smart Shoe” market with many well recognized brands entering the marketplace, which we believe based on our IP portfolio will open up new opportunities for future partnerships.

Throughout the quarter we continued selling a small amount of PPE inventory but unless COVID transmissions make a resurgence, we believe this part of our business will wind down in the coming months. To that end, we spent time during the second quarter evaluating new business opportunities and possible acquisitions. Management still believes we need more products to sell and grow our subscription business. Compared to the same quarter last year, we saw a 62% increase in domestic subscriptions and over 100% subscription increases in Germany and Canada. These are good trends, which the Company expects will continue to improve as we continue to fill orders, but nevertheless we still need to expand our products and drive more sales and grow subscriptions.

During the second quarter the Company finalized our agreement with Telehealth partner Hands Free Health (HFH) and soft launched on July 1st, 2023. This partnership will provide real-time telehealth access via Walmart Health Virtual Care (WHVC), which we expect will help grow subscribers but also help with the SmartSole expansion plan. As we drive towards Medicare reimbursement, having access to a virtual doctor who could diagnose a person with Alzheimer’s or dementia should help facilitate access to SmartSoles by people who require financial assistance.

In summary, we made some positive steps forward during this quarter, but did not meet our revenue targets. The Company has implemented many cost saving measures, including the entire senior management team deferring salaries, and cutting out all non-essential expenses by approximately 24% year-to-date. We have worked with all our suppliers to reduce unnecessary expenses related to production inefficiencies in order to position ourselves to maximize profits as we scale back up. As we continue to evaluate and explore new products and opportunities, we have launched a new subscription-based service to enter the growing Telehealth market in order to augment and broaden our subscription business. The Company continues to work towards eventually getting Medicare and other government assistance for our SmartSole, which will then foster growth and build our subscription base, which we believe will ultimately provide us with a large global data base that can be analyzed by using artificial intelligence (A.I.) to produce predictive models. Healthcare assisted with A.I. is the prize we have set our sights on, and we are doing everything we can to put in place the necessary steps to get to that prize as quickly as possible.

The Company intends to continue to persevere through COVID, supply chain disruptions, inflation, market volatility and a looming recessing all of which has made it challenging and slowed down our ability to rapidly implement our business plan. We believe the steps we have taken this year, so far, will start to yield the results in the coming months that we have been stiving towards. For the remainder of the year, Management still expects to expand the Company’s production and look for new products and technologies to deploy.

Results of Operations

The following discussion should be read in conjunction with our interim consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report.

Three Months Ended June 30, 2023 (“Q2 2023”) Compared to the Three Months Ended June 30, 2022 (“Q2 2022”)

	Three Months Ended June 30,
	2023		2022
	$	% of Revenues	$	% of Revenues

Product sales	36,232	74%	31,245	49%
Service income	12,607	26%	33,156	51%
IP royalties	-	0%	-	0%
Total revenues	48,839	100%	64,401	100%
Cost of products sold	40,719	83%	35,989	56%
Cost of service revenue	2,594	5%	5,973	9%
Cost of licensing revenue	-	0%	-	0%
Cost of goods sold	43,313	89%	41,962	65%
Gross profit	5,526	11%	22,440	35%

Operating expenses:
Wages and benefits	118,849	243%	131,323	204%
Professional fees	20,399	42%	77,177	120%
Sales and marketing expenses	-	0%	5,058	8%
General and administrative	47,569	97%	27,292	42%
Total operating expenses	186,817	383%	240,850	374%

Gain/(loss) from operations	(181,291)	-371%	(218,410)	-339%

Other (expense)/income, net	(27,293)	-56%	(7,813)	-12%
Net income/(loss)	(208,584)	-427%	(226,223)	-351%

Revenues

Revenues were $48,839 for the three months ended June 30, 2023 compared to $64,401 for the three months ended June 30, 2022, representing a decrease of 24%, This decrease was primarily driven from transitioning out of direct-to-consumer PPE sales into our core B2B business.

During the period ended June 30, 2023, the Company’s customer base and revenue streams were comprised of approximately 64.12% B2B (Wholesale Distributors and Enterprise Institutions), 35.88% B2C (consumers and government agencies who bought on the behalf of consumers, through our online ecommerce platform and through Amazon, Google and iTunes), 0% IP (our monetization campaign from consulting, licensing and asserting our patents) and 0% Military and Law Enforcement.

During the period ended June 30, 2022, the Company’s customer base and revenue streams were comprised of approximately 78.43% B2B (Wholesale Distributors and Enterprise Institutions), 21.57% B2C (consumers and government agencies who bought on the behalf of consumers, through our online ecommerce platform and through Amazon, Google and iTunes), 0% IP (our monetization campaign from consulting, licensing and asserting our patents) and 0% Military and Law Enforcement.

Cost of goods sold

Cost of goods sold were $43,313 for the three months ended June 30, 2023 compared to $41,962 for the three months ended June 30, 2022, representing an increase of 3%. This increase was primarily due to the higher product sales as compared to the previous year’s same period.

The Company expects our margins to increase once we start ramping up our subscriptions and licensing and sell more of our proprietary products like our SmartSoles, where we have no competition. Our overall gross margin was slightly lower in 2022, predominately because most of our revenues came from product sales which require competitive pricing, and that includes shipping charges. In order to be competitive with the major online retailers (many of them include free shipping) we had to reduce our shipping charges to be in line with competitors.

Wages and benefits

Wages and benefits decreased 9% in the three months ended June 30, 2023 as compared to three months ended June 30, 2022, predominantly because of cost cutting and time saving initiatives that have been in place during slower periods.

Professional fees

Professional fees consist of costs attributable to consultants and contractors who primarily spend their time on legal, accounting, product development, business development, corporate advisory services and shareholder communications. Such costs decreased $56,778 or 74% in the three months ended June 30, 2023 as compared to in the three months ended June 30, 2022. Even though some professional fees have decreased as more responsibilities were transferred from outside contractors and consultants to in-house personnel. Those fees related to investor relations and business development have increased due to new products lines and the impending release of the company’s updated SmartSole products.

Sales and marketing expenses

Sales and marketing expenses decreased by 100% or $5,057 in three months ended June 30, 2023 in comparison to the three months ended June 30, 2021. The decrease was primarily due to the release of the new 4G SmartSole.

General and administrative

General and administrative costs in three months ended June 30, 2023 increased by $20,276 or 74% in comparison to the three months ended June 30, 2022, mostly due to increases in investor relations expense.

Other income/(expense), net

Other expense, net increased 249% or $19,480 in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This increase was primarily as a result of the gain of $34,191 from the forgiveness of CARE loans in Q2 2022 not realized in Q2 2023, as well as increases in interest expense, the amortization of debt discounts and financing costs.

Net income/(loss)

Net loss decreased by 8% or $17,640 from Q2 2023 in comparison to Q2 2022 primarily as a result of the lower operating expenses of $540,034 and gains from the forgiveness of debt and interest.

Six Months Ended June 30, 2023 (“Q1 and Q2 2023”) Compared to the Six Months Ended June 30, 2022 (“Q1 and Q2 2022”)

	Six Months Ended June 30,
	2023		2022
	$	% of Revenues	$	% of Revenues

Product sales	90,623	75%	163,925	70%
Service income	30,909	25%	68,992	30%
IP royalties	-	0%	-	0%
Total revenues	121,532	100%	232,917	100%
Cost of products sold	66,781	55%	123,934	53%
Cost of service revenue	6,899	6%	12,891	6%
Cost of licensing revenue	-	0%	-	0%
Cost of goods sold	73,680	61%	136,825	59%
Gross profit	47,852	39%	96,092	41%

Operating expenses:
Wages and benefits	242,494	200%	255,088	110%
Professional fees	51,923	43%	175,339	75%
Sales and marketing expenses	(20)	0%	15,599	7%
General and administrative	113,458	93%	88,399	38%
Total operating expenses	407,855	336%	534,425	229%

Gain/(loss) from operations	(360,003)	-296%	(438,333)	188%

Other (expense)/income, net	(97,727)	-80%	17,725	8%
Net income/(loss)	(457,730)	-377%	(420,608)	-181%

Revenues

Revenues as a whole in Q1 and Q2 2023 decreased by 48% or $111,385 in comparison to Q1 and Q2 2022, a result of the reductions in demand for PPE’s and the supply chain and manufacturing delays in 2023.

Cost of goods sold

Cost of goods sold decreased by 46% or $63,144 during Q1 and Q2 2023 in comparison to Q1 and Q2 2022 primarily due to the shift from purchases of low margin health and safety inventories to the higher margin SmartSoles.

Wages and benefits

Wages and benefits during Q1 and Q2 2023 increased by 5% or $12,594 in comparison to Q1 and Q2 2022, which remained fairly constant because of cost cutting and time saving initiatives.

Professional fees

Professional fees consist of costs attributable to consultants and contractors who primarily spend their time on legal, accounting, product development, business development, corporate advisory services and investor relations. Such costs decreased $123,416 or 70% during Q1 and Q2 2023 as compared to Q1 and Q2 2022, primarily due to the Company’s decreased need for outside consultants.

Sales and marketing expenses

Sales and marketing expenses decreased by 100% or $69,738 during Q1 and Q2 2023 in comparison to Q1 and Q2 2022. Primarily due to the reduction in costs related to the advertising for the SmartSole.

General and administrative

General and administrative costs during Q1 and Q2 2023 increased by $25,059 or 28% in comparison to Q1 and Q2 2022, mostly due to increases in investor relations expense.

Other income/(expense), net

Other expense, net decreased 684% or $114,452 from Q1 and Q2 2023 to Q1 and Q2 2022 primarily as a result of a $102,061 gained from the forgiveness of a CARE/EDD loans in 2022.

Net income/(loss)

Net loss increased by 9% or $36,121 from Q1 and Q2 2023 to Q1 and Q2 2022 primarily as a result of the gains received in 2022 of $102,061 from the forgiveness of a CARE/EDD loans, which substantially offset amortizations and interest expenses in 2022.

Liquidity and Capital Resources

As of June 30, 2023, we had $45,089 of cash and cash equivalents, and a working capital deficit of $3,614,467, compared to $61,135 of cash and cash equivalents and a working capital deficit of $2,983,441 as of December 31, 2022.

During the six months ended June 30, 2023, our net loss was $457,730 compared to a net loss of $420,608 for the six months ended June 30, 2022. Net cash used in operating activities in the six months ended June 30, 2023 and in the six months ended June 30, 2022 was $155,814 and $269,697, respectively.

Net cash used in investing activities during the six months ended June 30, 2023 and June 30, 2022 was $0, respectively.

Net cash provided by financing activities during the six months ended June 30, 2023 was $192,368 and consisted of $190,000 received for the issuance of debt, $46,881 from the use of the line of credit, and payments to the line of credit of $27,791 and payments on debt of $16,722. Net cash provided by financing activities during the six months ended June 30, 2022 was $192,490 and consisted of $150,000 received form the purchase of 5,000,000 shares of common stock at $0.03 per share, $25,000 received for the conversion of warrants, $25,000 from the issuance of debt and $34,180 from draws upon our line of credit. This was offset by payments on debt of $32,510 and $9,180 on the line of credit.

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has stockholders’ deficit of $3,708,292 and negative working capital of $3,614,467 as of June 30, 2023 and used cash in operations of $155,814 during the current period then ended. A significant part of our negative working capital position at June 30, 2023 consisted of $1,420,714, of amounts due to various accredited investors of the Company for convertible promissory notes, loans and a letter of credit, net of discount. The Company anticipates further losses in the development of its business. Please see the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022 for more information regarding risks associated with our business.

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

ITEM 2.(a). UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 20, 2023, an investor converted a note into 577,877 shares of common stock with a value of $5,779.

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

METALERT, INC.

Date: August 18, 2023	By:	/s/ ALEX MCKEAN
Alex McKean,
Chief Financial Officer (Principal Financial Officer)

Date: August 18, 2023	By:	/s/ PATRICK BERTAGNA
Patrick Bertagna,
Chief Executive Officer

