Form 10-Q
period 2023-09-30
Metalert, Inc.
filed 2023-11-22
CIK 1375793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2023

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 32,120,931 common shares issued and outstanding as of November 21, 2023.

METALERT INC. AND SUBSIDIARIES

For the quarter ended September 30, 2023

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

METALERT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$106,333	$8,534
Accounts receivable, net	62,137	13,959
Inventory	256,632	70,112
Investment in marketable securities	649	683
Other current assets	4,769	8,045
Total current assets	430,520	101,333

Intangible assets, net	279,465	3,308
Property and equipment, net	34,115	59,121

Total assets	$744,100	$163,762

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$205,936	$137,315
Accrued expenses	277,045	388,414
Accrued expenses, related parties	755,259	497,551
Deferred revenues	6,450	12,850
Short-term debt – line of credit	99,511	81,651
Short-term debt - CARE loans	11,694	7,903
Convertible promissory notes, net of discount	1,423,696	843,000
Convertible notes, related parties, net of discount	1,194,635	1,206,738
Notes payable	146,195	149,120
Notes payable – related parties	40,800	10,000
Total current liabilities	4,161,221	3,334,542

Long-term debt - CARE loan	138,306	142,097

Total liabilities	4,299,527	3,476,639

Commitments and contingencies

Stockholders’ deficit:
Preferred stock series A, $0.001 par value; 1,000,000 shares authorized; 13,846 shares issued and outstanding at September 30, 2023 and December 31, 2022	14	14
Preferred stock series B, $0.001 par value; 10,000 shares authorized, 3 and 3 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	-	-
Preferred stock series C, $0.001 par value; 1,000 shares authorized, 6 and 6 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	-	-
Preferred stock series D, $0.0001 par value; 100,000 shares authorized, 15,000 and 0 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	2	-
Common stock, $0.0001 par value; 2,071,000,000 shares authorized; 31,870,931 and 17,179,794 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	3,187	1,718
Additional paid-in capital	24,885,133	24,241,862
Accumulated deficit	(28,443,763)	(27,556,471)
Total stockholders’ deficit	(3,555,427)	(3,312,877)
Total liabilities and stockholders’ deficit	$744,100	$163,762

See accompanying notes to condensed consolidated financial statements.

METALERT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Product sales	$58,940	$36,352	$149,562	$200,277
Service income	26,801	31,302	57,710	100,293
Total revenues	85,741	67,653	207,272	300,570

Cost of products sold	84,458	23,333	151,239	147,267
Cost of other revenue	1,206	3,016	8,105	15,906
Total cost of goods sold	85,664	26,349	159,344	163,173

Gross margin	77	41,305	47,928	137,397

Operating expenses:
Wages and benefits	120,865	127,829	363,359	382,916
Professional fees	61,995	81,893	113,917	257,232
Sales and marketing expenses	5,372	3,494	5,352	19,092
General and administrative	65,232	68,269	178,690	156,670

Total operating expenses	253,464	281,485	661,318	815,911

Income/(loss) from operations	(253,387)	(240,180)	(613,390)	(678,514)

Other income/(expenses):
Gain/(loss) on settlement of debt	-	-	44,217	-
Gain/(loss) on marketable securities	-	(94)	(34)	(1,369)
Amortization of debt discount	(21,028)	(16,526)	(63,247)	(29,089)
Grant from Care loans	-	-	-	67,870
EDD Recovery due to COVID	-	-	-	34,191
Interest expense and financing costs	(155,146)	(45,663)	(254,836)	(116,161)

Total other income/(expenses)	(176,174)	(62,283)	(273,901)	(44,558)

Net income/(loss)	(429,561)	(302,463)	(887,291)	(723,072)

Net income/(loss) attributable to common shareholders	$(429,561)	$(302,463)	$(887,291)	$(723,072)

Weighted average number of common shares outstanding - basic and diluted	25,838,157	5,066,220	23,348,693	4,161,828

Net income/(loss) per common share - basic and diluted	$(0.02)	$(0.06)	$(0.04)	$(0.17)

See accompanying notes to condensed consolidated financial statements.

METALERT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Three Months Ended September 30, 2023 and September 30, 2022 (Unaudited)

For the Three Months Ended September 30, 2023 (Unaudited)

	Series A Preferred		Series B Preferred		Series C Preferred		Series D Preferred		Common Shares		Additional
	Shares		Shares		Shares		Shares		Shares		Paid-In	Accumulated	Equity
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Deficit	(Deficit)
Balance June 30, 2023	13,846	$14	3	$-	6	$-	-	$-	23,411,342	$2,341	$24,303,554	$(28,014,201)	$(3,708,292)
Issuance of common stock for services	-	-	-	-	-	-	-	-	170,000	17	22,763	-	22,780
Issuance of common stock for the conversion of notes	-	-	-	-	-	-	-	-	1,189,589	119	11,777	-	11,896
Issuance of common stock for acquisition	-	-	-	-	-	-	-	-	7,100,000	710	347,190	-	347,900
Issuance of preferred stock for financing	-	-	-	-	-	-	15,000	2	-	-	99,998	-	100,000
Fair value of warrants issued for services	-	-	-	-	-	-	-	-	-	-	99,850	-	99,850
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	(429,561)	(429,561)
Balance September 30, 2023	13,846	$14	3	$-	6	$-	15,000	2	31,870,931	$3,187	$24,885,133	$(28,443,763)	$(3,555,427)

For the Three Months Ended September 30, 2022 (Unaudited)

	Series A Preferred		Series B Preferred		Series C Preferred		Common Shares		Additional
	Shares		Shares		Shares		Shares		Paid-In	Accumulated	Equity
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Deficit	(Deficit)
Balance June 30, 2022	15,385	$15	3	$-	6	$-	3,801,655	$380	$23,419,068	$(26,473,993)	$(3,054,530)
Issuance of common stock for services	-	-	-	-	-	-	342,693	34	57,075	-	57,109
Issuance of common stock for the conversion of notes	-	-	-	-	-	-	11,406,200	1,141	112,921	-	114,062
Issuance of common stock for financings	-	-	-	-	-	-	15,385	2	30,491	-	30,492
Issuance of common stock for the conversion of warrants	-	-	-	-	-	-	-	-	985	-	985
Return of preferred A to treasury	(1,539)	(1)	-	-	-	-	-	-	1	-	-
Debt discount	-	-	-	-	-	-	-	-	60,349	-	60,349
Net income (loss)	-	-	-	-	-	-	-	-	-	(302,463)	(302,463)
Balance September 30, 2022	13,846	$14	3	$-	6	$-	15,565,933	$1,557	$23,680,890	$(26,776,456)	$(3,093,995)

METALERT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Nine Months Ended September 30, 2023 and September 30, 2022 (Unaudited)

For the Nine Months Ended September 30, 2023 (Unaudited)

	Series A Preferred		Series B Preferred		Series C Preferred		Series D Preferred		Common Shares		Additional
	Shares		Shares		Shares		Shares		Shares		Paid-In	Accumulated	Equity
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Deficit	(Deficit)
Balance December 31, 2022	13,846	$14	3	$-	6	$-	-	$-	17,179,794	$1,718	$24,241,862	$(27,556,471)	$(3,312,877)
Issuance of common stock for services	-	-	-	-	-	-	-	-	170,000	17	22,763	-	22,780
Issuance of preferred stock for financings	-	-	-	-	-	-	15,000	2	-	-	99,998	-	100,000
Fair value of warrants issued for services	-	-	-	-	-	-	-	-	-	-	99,850	-	99,850
Issuance of common stock for the conversion of notes	-	-	-	-	-	-	-	-	7,421,137	742	73,469	-	74,211
Issuance of common stock for acquisition	-	-	-	-	-	-	-	-	7,100,000	710	347,190	-	347,900
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	(887,291)	(887,291)
Balance September 30, 2023	13,846	$14	3	$-	6	$-	15,000	2	31,870,931	$3,187	$24,885,133	$(28,443,763)	$(3,555,427)

For the Nine Months Ended September 30, 2022 (Unaudited)

	Series A Preferred		Series B Preferred		Series C Preferred		Common Shares		Additional
	Shares		Shares		Shares		Shares		Paid-In	Accumulated	Equity
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Deficit	(Deficit)
Balance December 31, 2021	15,385	$15	3	$-	6	$-	3,453,885	$345	$23,173,403	$(26,053,384)	$(2,879,621)
Issuance of common stock for services	-	-	-	-	-	-	459,692	46	129,240	-	129,286
Issuance of common stock for financings	-	-	-	-	-	-	92,309	9	179,991	-	180,000
Issuance of common stock for the conversion of notes	-	-	-	-	-	-	11,406,200	1,141	112,921	-	114,062
Issuance of common stock for the conversion of warrants	-	-	-	-	-	-	153,847	15	24,985	-	25,000
Return of preferred A to treasury	(1,539)	(1)	-	-	-	-	-	-	1	-	-
Debt discount	-	-	-	-	-	-	-	-	60,349	-	60,349
Net income (loss)	-	-	-	-	-	-	-	-	-	(723,072)	(723,072)
Balance September 30, 2022	13,846	$14	3	$-	6	$-	15,565,933	$1,557	$23,680,890	$(26,776,456)	$(3,093,995)

The accompanying notes are an integral part of these consolidated financial statements.

METALERT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income / (loss)	$(887,291)	$(723,072)
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Depreciation and amortization	25,005	25,005
Change in fair value of marketable securities	34	1,369
Stock based compensation	22,780	129,286
Grant from CARE loans	-	(67,870)
Amortization of debt discount	63,247	29,089
Gain on the settlement of debt and accrued interest	27,537	-
Gain on extinguishment of debt	16,680	-
Fair value of warrants issued for debt	99,850	-
Changes in operating assets and liabilities:
Accounts receivable	(48,177)	(9,592)
Inventory	42,815	7,261
Other current and non-current assets	3,275	37,189
Accounts payable and accrued expenses	194,450	(33,563)
Accrued expenses - related parties	171,456	82,698
Accrued interest and financing costs	(50,877)	116,641
Deferred revenues	(6,400)	(21,275)
Due to/from Officers	30,450	-

Net cash used in operating activities	(295,166)	(426,835)

Cash flows from investing activities
PP&E purchases	-	-
Intangible asset purchases	42,408	(3,308)

Net cash used in investing activities	42,408	(3,308)

Cash flows from financing activities
Proceeds from line of credit	46,881	69,180
Proceeds from Reg A	-	180,000
Borrowings on debt	-	145,000
Proceeds from the exercise of warrants	-	25,000
Proceeds from the issuance of debt	275,000	-
Proceeds from the sale of preferred stock	100,000	-
Payments on line of credit	(29,021)	(59,180)
Payments on debt	(42,304)	(44,201)

Net cash provided by financing activities	350,556	315,799

Net change in cash and cash equivalents	97,798	(114,345)

Cash and cash equivalents, beginning of period	8,535	138,342

Cash and cash equivalents, end of period	$106,333	$23,998

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock for conversion of debt and interest	$74,211	$114,062
Debt discount on convertible notes	$17,150	$-
Issuance of common stock for services	$22,780	$-

See accompanying notes to condensed consolidated financial statements.

METALERT INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of MetAlert have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included. Our operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2022, which are included in our Annual Report on Form 10-K.

The accompanying consolidated financial statements reflect the accounts of MetAlert, Inc. and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has a stockholders’ deficit of $3,555,427 and negative working capital of $3,730,701 as of September 30, 2023 and used cash in operations during the period then ended. The Company anticipates further losses in the development of its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan until such time as revenues and related cash flows are sufficient to fund our operations.

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

IP Licensing Revenue

Licensing revenue recorded by the Company relates exclusively to the Company’s License and Partnership agreement with Inventergy which provides for ongoing royalties based on monetization of IP licenses. The Company recognizes revenue for royalties under ASC 606, which provides revenue recognition constraints by requiring the recognition of revenue at the later of the following: 1) sale or usage of the products or 2) satisfaction of the performance obligations. The Company has satisfied its performance obligations and therefore recognizes licensing revenue when the sales to which the license(s) relate are completed. During the periods ended September 30, 2023 and September 30, 2022, the Company did not recognize any licensing revenue.

Disaggregation of Net Sales

The following table shows the Company’s disaggregated net sales by product type:

	September 30, 2023	September 30, 2022
Product sales	$149,562	$200,277
Service income	57,710	100,293
IP and consulting income	-	-
Total	$207,272	$300,570

The following table shows the Company’s disaggregated net sales by customer type:

	September 30, 2023	September 30, 2022
B2B	$138,805	$195,386
B2C	68,467	105,184
Military	-	-
IP	-	-
Total	$207,272	$300,570

Allowance for Doubtful Accounts

We extend credit based on our evaluation of the customer’s financial condition. We carry our accounts receivable at net realizable value. We monitor our exposure to losses on receivables and maintain allowances for potential losses or adjustments. We determine these allowances by (1) evaluating the aging of our receivables; and (2) reviewing high-risk customers financial condition. Past due receivable balances are written off when our internal collection efforts have been unsuccessful in collecting the amount due. Our allowance for doubtful accounts was $12,431 as of September 30, 2023 and $12,431 as of December 31, 2022. The allowance fully reserves our accounts receivable balances over 90 days.

Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold in the accompanying consolidated statements of operations.

Product Warranty

The Company’s warranty policy provides repair or replacement of products (excluding GPS Shoe devices) returned for defects within ninety days of purchase. The Company’s warranties are of an assurance-type and come standard with all Company products to cover repair or replacement should product not perform as expected. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and recovery from suppliers. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty costs. The Company estimates the actual historical warranty claims coupled with an analysis of unfulfilled claims to record a liability for specific warranty purposes. As of September 30, 2023 and 2022, products returned for repair or replacement have been immaterial. Accordingly, a warranty liability has not been deemed necessary.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements at September 30, 2023 and December 31, 2022 and for the years then ended include the accounts of MetAlert, Inc. and the following majority-owned subsidiaries.

Subsidiary:	Percentage Owned
	September 30, 2023	December 31, 2022
Global Trek Xploration	100.00%	100.00%
Level 2 Security Products, Inc. (see Footnote 5)	100.00%	0%

All Intercompany transactions have been eliminated upon consolidation.

Concentrations

We currently rely on one manufacturer to supply us with our GPS SmartSole and one manufacturer to supply us with the GPS device included in the GPS SmartSole. The loss of either of these manufacturers could severely impede our ability to manufacture the GPS SmartSole.

As of September 30, 2023, the Company had four customers representing approximately 26%, 19%, 19% and 14% of sales, respectively, and four customers representing approximately 39%, 22%, 19% and 6% of total accounts receivable, respectively. As of September 30, 2022, the Company had five customers representing approximately 28%, 23%, 16%, 6% and 6% of sales, respectively (34% in receivables represents sales made through our online stores and consists of approximately 2,000 different customers), and five customers representing approximately 25%, 18%, 18%, 12% and 8% of total accounts receivable, respectively (excluding related party payables).

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

Marketable Securities

The Company’s securities investments that are acquired and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value based on quoted market price (level 1) on the balance sheet in current assets, with the change in fair value during the period included in earnings. As of September 30, 2023 and December 31, 2022 the fair value of our investment in marketable securities was $649 and $683, respectively.

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

At September 30, 2023 and December 31, 2022, the balance of the derivative liabilities was $0. It was determined at December 31, 2020 that the Preferred A shareholders having the majority vote, can agree to increase the number of authorized shares, if needed, to settle any convertible debt, and thus the liability is $0.

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

	September 30,
	2023	2022
Warrants	846,154	603,846
Preferred B shares	4,000	24,616
Preferred C shares	15,000	10,264
Preferred D shares	1,500,000	-
Conversion shares upon conversion of notes	103,624,469	174,250,425
Total	105,989,623	174,889,151

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

As of December 31, 2022, the Company owned 42,500 shares of Inventergy Global, Inc. common stock with a fair value of $638. The Company was able to obtain observable evidence that the investment had a market value of $0.015 per share, or an aggregate value of $638 as of the period ended September 30, 2023. As such, the Company recorded no change in market value during the nine months ended September 30, 2023, in its statement of operations.

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

The Company was able to obtain observable evidence that the remaining 2,000 shares had a market value of $11 as of September 30, 2023, as such, the Company recorded a change in the fair value of the shares, resulting in a net loss from the investment in Inpixon shares of $34 during the current period ended September 30, 2023.

4. INVENTORY

Inventories consist of the following:

	September 30, 2023	December 31, 2022
Raw materials	$43,352	$51,531
Finished goods	213,280	18,581
Total Inventories	$256,632	$70,112

5. BUSINESS COMBINATIONS

On September 26, 2023, the Company finalized the acquisition of Level 2 Security, LLC, a Delaware corporation (“Level 2”), pursuant to which Level 2 will merge with and into Level 2 Security Products, Inc. a Nevada corporation wholly-owned by MetAlert, Inc. Pursuant to the Merger Agreement, an aggregate of 7,100,000 shares of Company common stock (the “Merger Shares”) were issued to the owners of Level 2 and an aggregate of $200,000 principal amount convertible promissory notes (the “Merger Notes”) were delivered to the owners of Level 2.

The acquisition included 2 commercial ready locate and recovery devices (GUNALERT and IF IT MOVES), approximately $40,000 in cash and 3,700 units of ready to ship product inventory of GUNALERT and IF IT MOVES, Intellectual Property of $276,157 (inclusive of trademarks, tooling, molds, and development costs), digital collateral, an online Shopify store, an Amazon account, smartphone apps, and an ongoing research and development roadmap for possible future product releases. The strategic synergy from the merger enables us to expand our target market beyond those of humans with cognitive disorders and opens the doors to entire new and much larger markets.

This technology is designed to immediately let you know through an app notification, if your asset has been touched, moved, or stolen. With none of the data ever being stored on a server, allowing for maximum privacy.

On September 30, 2023, we received and delivered to Range USA which has 40+ locations across 10 states, our first commercial order for the GUNALERT® firearm recovery device.

The following allocation of the purchase price is as follows:

Consideration given:
Convertible notes	200,000
Common stock	347,900
547,900

Assets and liabilities acquired:
Cash	42,408
Inventory	229,335
Intangible assets:
Trademarks	5,000
Tooling & molds	25,300
Website development	9,400
Software development	236,457
547,900

The following unaudited pro forma consolidated results of operations for the nine months ended September 30, 2023 and 2022, assume the acquisition was completed on January, 1, 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Pro forma revenue	85,741	67,653	207,272	300,570
Pro forma net loss	(485,309)	(417,593)	(1,156,318)	(1,166,832)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

6. PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	September 30, 2023	December 31, 2022
Software	$25,890	$25,890
Website development	91,622	91,622
Software development	394,772	394,772
Equipment	1,750	1,750
Less: accumulated depreciation	(479,919)	(454,913)
Total property and equipment, net	$34,115	$59,121

Depreciation expense for the period ended September 30, 2023 and 2022 was $25,005, respectively, and is included in general and administrative expenses.

7. INTANGIBLE ASSETS

Intangible assets, net, consists of the following:

	September 30, 2023	December 31, 2022
Trademarks	$8,308	$3,308
Tooling and molds	25,300	-
Website development	9,400	-
Software development	236,457	-
Less: accumulated amortization	-	-
Total intangible assets, net	$279,465	$3,308

Amortization expense for the period ended September 30, 2023 and 2022 was $0 and $0, respectively, and is included in general and administrative expenses.

8. NOTES & LOANS PAYABLE

The following table summarizes the components of our short-term borrowings:

	September 30, 2023	December 31, 2022
(a) Term loans	$146,195	$149,120
(b) Revolving line of credit	99,511	7,903
(c) CARE loans	11,694	81,651
Total	$257,400	$238,674

(a) Term loans

In September of 2019, the Company entered into an unsecured term loan agreement with a third party for an aggregate principal balance of $50,000 at an interest rate of 5% per annum in relation to an Asset Purchase Agreement. The term loan became due on December 31, 2020, and is currently past due. The balance outstanding on the note as of September 30, 2023 was $34,176, which included $7,981 in interest, $4,500 in cash payments to principal and reductions of $19,305 due to sublet fees for office space and principal payments.

In 2022, the Company entered into an unsecured short-term loan agreements with various third parties for an aggregate principal balance of $120,000 at an interest rate of 5% per annum, with the interest adjusted to 10% in the case of a default.

(b) Lines of Credit

The Company obtained a revolving line of credit agreement with an accredited investor of $500,000 during 2018. There were three borrowings against the line as of December 31, 2018 for aggregate borrowings of $65,000 and two borrowing in 2019 for $65,000 for a total of $130,000. During the period ended December 31, 2020, the Company repaid $76,000 in principal and all of its accrued interest of $4,204, resulting in a balance due of $22,000 as of December 31, 2020. During the period ended December 31, 2021, the Company repaid $10,000 in principal and all of its interest of $560, as incurred, resulting in a balance due of $7,000 as of September 30, 2023.

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

The Company also has an unsecured line of credit, guaranteed by its CEO, with its business bank, Union Bank, whereby funds can be borrowed at a revolving adjustable rate of 2 points over prime, currently 8.25%, with a max borrowing amount of $100,000. The balance at December 31, 2022 and September 30, 2023 was $99,511 and $81,651, with $46,881 having been borrowed and $29,021 paid back in the September 30, 2023 period.

(c) CARE Loans

As of December 31, 2021, the Company has assumed, due to lack of correspondence, until otherwise received, that twenty-eight months of its EIDL loan (see Note 8(b)), or $11,694 of the $150,000 30-year loan, should be considered short-term, or due in less than a year. As of March 31, 2022, the PPP loan was forgiven, and the entire $67,870 balance was recognized as loan forgiveness.

9. CONVERTIBLE PROMISSORY NOTES

As of September 30, 2023 and December 31, 2022, the Company had a total of $1,051,176 and $843,000, respectively, of outstanding convertible notes payable, which consisted of the following:

	September 30, 2023	December 31, 2022
Convertible Notes – with fixed conversion, past due	$415,500	$678,000
Convertible Notes – with fixed conversion	$732,500	$165,000
Convertible Notes – with fixed conversion and OID	92,846	-
Notes issued in relation to acquisition – with fixed conversion	200,000
Less: Debt discount	(17,150)	-
Total convertible notes, net of debt discount	$1,423,696	$843,000

a)	Included in Convertible Notes - with fixed conversion terms, are loans provided to the Company from various investors These notes carry simple interest rates ranging from 0% to 14% per annum and with terms ranging from 1 to 2 years. In lieu of the repayment of the principal and accrued interest, the outstanding amounts are convertible, at the option of the note holder, generally at any time on or prior to maturity and automatically under certain conditions, into the Company’s common shares at $0.015 to $0.30 per share. These notes became due in 2017 and prior, and are currently past due.

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

During the nine months ending September 30, 2023, noteholders converted $31,515 of notes with accrued interest of $4,015 into 31,151,537 shares of common stock. On March 14, 2023, the Company entered into an unsecured short-term loan agreement with a third party for an aggregate of $74,650 with an interest rate of 12%, an original issue discount of $7,150, financing costs of $2,500, with installment payments of $8,361 paid back monthly starting 45 days from the issuance date, with $41,804 of payments having paid as of September 30, 2023.

A noteholder invested $125,000 on June 9, 2023 and an additional $35,000 on September 20, 2023 in the Company with convertible notes at a 10% interest rate and a fixed conversion price of $0.04 and $0.05, respectively.

On July 25, 2023 and August 30, 2023, a noteholder invested $30,000 each in the Company with convertible notes that have a 17% OID and a fixed conversion price of $0.11.

During the nine months ended September 30, 2023 the Company consolidated various past-due convertible promissory notes in an aggregate amount of $400,000 inclusive of interest at a 12% interest rate and with conversion rates ranging from .30 to $9.75 with an investor into a new single note. The convertible promissory note agreement bears interest at seven (6%) percent, has a one (1) year maturity date. The note may be repaid in whole or in part any time prior to maturity. The promissory note is convertible at the investor’s sole discretion, into common shares at a conversion price of $4.00. The resulting modification of the notes resulted in a forgiveness of accrued interest of $27,537.

During the nine months ended September 30, 2023 the Company issued $200,000 in convertible notes in conjunction with the purchase of Level 2 Securities, LLC. These notes agreements bear an interest rate of 10% and are convertible at the investor’s sole discretion, into common shares at a conversion price of $0.01.

As of September 30, 2023, and December 31, 2022 $415,500 of these convertible notes are currently past due, with no associated penalties.

10. CARE Loans

	September 30, 2023	December 31, 2022
a) PPP loan – short term	$-	$-
b) EIDL loan – short term	11,694	7,903
b) EIDL loan – long term	138,306	142,097
Total CARE loans	$150,000	$150,000

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

As of September 30, 2023, the Company calculated that 28 months of the 360 periods on the 30-year loans should be considered short-term, and as such moved $11,694 to short-term liabilities, and has accrued interest on the loan of $20,095 as of September 30, 2023, or until the Company has received more definitive correspondence related to any potential forgiveness.

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

During the period ended December 31, 2022, the Company relieved the outstanding payables due to related parties by $706,248 and converted those amounts into additional notes with an aggregate amount of $706,248. As the conversion price embedded in the note agreements was below the trading price of the common stock on the dates of issuance, a beneficial conversion feature (BCF) was recognized at the date of issuance. The Company recognized a debt discount at the date of issuance in the aggregate amount of $167,339 related to the intrinsic value of beneficial conversion feature. The related parties converted $108,602 of debt for 4,269,600 shares of common stock. Additionally, the Company’s executives transferred $100,000 of their outstanding employee notes for cash to a third party, which lowered the related party notes and increased the convertible note balance by $100,000. The transferred notes had no change in terms, thus resulting in no gain or loss on the extinguishment related to the transfer of debt, making the outstanding balance on the related party notes on December 31, 2022 as $1,206,738, net of debt discounts. During the period ending September 30, 2023 another $40,000 of employee notes and $2,696 of accrued interest were converted for 4,269,600 in common stock, leaving a balance on the related party notes on September 30, 2023 of $1,194,635, net of debt discounts.

Accrued wages and costs - In order to preserve cash for other working capital needs, various officers, members of management, employees and directors agreed to defer portions of their wages and sometimes various out of pocket expenses since 2011. As of September 30, 2023, and December 31, 2022, the Company owed $194,935 and $26,948, respectively, for such deferred wages and other expenses owed for other services which are included in the accrued expenses – related parties on the accompanying balance sheet.

12. EQUITY

The Company has 10,000,000 shares of preferred stock authorized. From this pool the following preferred shares have been classified as:

Preferred Stock – Series A

During the year ended December 31, 2018, the Company authorized 1,000,000 of Series A preferred shares, which shares have voting rights equal to two-thirds of all the issued and outstanding shares of common stock, shall be entitled to vote on all matters of the corporation, and shall have the majority vote of the board of directors. The subject preferred stock lacks any dividend rights, does not have liquidation preference, and is not convertible into common stock. During the year ended December 31, 2018, the Company issued one million shares to certain officers and board members. The Company retained a third-party valuation firm whose input was utilized in determining the related per share valuation of the preferred shares. Based on Management’s assessment and the valuation report, the fair value of the preferred shares was determined to be $0.0463 per share or an aggregate of $46,363. During the fiscal year ended December 31, 2022, 100,000 shares (1,539 with the reverse stock split), were returned to treasury and of the 900,000 shares (13,846 after the reverse stock split) all remain outstanding as of September 30, 2023.

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

During the period ended December 31, 2021, the two accredited investors converted 70 Series B preferred shares into 28,000,000 common shares at the conversion price of $0.0025, leaving a balance of 180 Series B as of December 31, 2022, which with the reverse stock split leaves a balance of 3 as of December 31, 2022 and as of the period ending September 30, 2023.

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

During the period ended December 31, 2021, the two accredited investors converted 150 Series C preferred shares into 10,000,000 common shares at the conversion price of $0.01, leaving a balance of 675 Series C as of December 31, 2022, which with the reverse stock split leaves a balance of 6 as of December 31, 2022 and as of the period ending September 30, 2023.

Preferred Stock – Series D

During the period ended September 30, 2023, the Company authorized 100,000 shares of preferred stock to be designated available for Series D preferred shares that have convertible value into 100 shares of the Company’s common stock. Holders shall not be entitled to receive dividends on shares of Series D Preferred Stock.

During the period ended September 30, 2023, the Company issued 15,000 Series D preferred shares to an accredited investor for their financings for an aggregate value of $100,000. The Series D preferred shares shall have a fixed conversion price equal 100 shares of the Company’s common stock, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the Common Stock.

Common Stock

During the period ending September 30, 2023, the Company issued 7,421,137 shares of its common stock, with a value of $74,211 to various noteholders and employees for conversions of their notes within the terms, resulting in no gain or loss on the transaction.

During the period ending September 30, 2023, the Company issued 170,000 shares of its common stock to various firms for services rendered, with a fair value of $22,780 based on the quoted market price of the shares at time of issuance.

During the period ending September 30, 2023, the Company issued 7,100,000 shares of its common stock to acquire Level 2 Securities, LLC, with a fair value of $347,900 based on the quoted market price of the shares at time of issuance at $0.49.

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

A summary of the Company’s warrant activity and related information is provided below (the exercise price and the number of shares of common stock issuable upon the exercise of outstanding warrants have been adjusted to reflect a 1-for-65 reverse stock split.):

	Exercise Price $	Number of Warrants
Outstanding and exercisable at December 31, 2022	0.16 – 2.60	603,846
Warrants exercised	-	-
Warrants granted	.05-.15	400,000
Warrants expired	0.975	(157,692)
Outstanding and exercisable at September 30, 2023	0.05- 2.60	846,154

Stock Warrants as of September 30, 2023
Exercise	Warrants	Remaining	Warrants
Price	Outstanding	Life (Years)	Exercisable
$0.05	300,000	0.65	300,000
$0.15	100,000	2.37	100,000
$0.16	100,000	1.15	100,000
$2.60	346,154	0.51	346,154

During the period ended September 30, 2023, the Company issued 400,000 warrants to investors as part of the terms on their convertible notes, and 157,692 of warrant expired, leaving a balance at September 30, 2023 of 846,154.

Of the 400,000 of warrants issued during the period ended September 30, 2023, it was determined thru the Black-Scholes-Merton model that the total fair value of the warrants issued at grant date were determined to have a fair value of $25,552 and were expensed as financing costs.

The outstanding and exercisable warrants at September 30, 2023 had an intrinsic value of approximately $75,308.

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

The 2008 Plan provides for the issuance of a maximum of 7,000,000 shares, of which, after adjusting for estimated pre-vesting forfeitures and expired options, approximately 2,235,000 were available for issuance as of September 30, 2023.

No options were granted during the period ending September 30, 2023.

13. COMMITMENTS & CONTINGENCIES

Bonuses

The Company has an employment agreement with its CEO which, among other provisions, provide for the payment of a bonus, as determined by the Board of Directors, in amounts ranging from 15% to 50% of the executive’s yearly compensation, to be paid in cash or stock at the Company’s sole discretion, if the Company has an increase in year over year revenues and the Executive performs his duties (i) within the time frame budgeted for such duties and (ii) at or below the cost budgeted for such duties. No such bonuses were declared or accrued during the periods ending September 30, 2023 or 2022.

Contingencies

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure you that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events. As of September 30, 2023, there was no pending or threatened litigation against the Company.

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

14. SUBSEQUENT EVENTS

On October 6, 2023, the Company issued common stock of 250,000 shares with a fair value of $17,500 to a consultant for services.

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

Introduction

Unless otherwise noted, the terms “MetAlert, Inc.”, the “Company”, “we”, “us”, and “our” refer to the ongoing business operations of MetAlert, Inc. and our wholly-owned subsidiaries, Global Trek Xploration, and Level 2 Security Products, Inc.

Organization and Presentation

The Company was originally founded in 2002 as Global Trek Xploration, Inc. and, as part of a reverse merger, became publicly traded in 2008 as a 100% wholly owned subsidiary of GTX Corp, a Nevada corporation, under its former name “Deeas Resources Inc.” In September 2022, the public Company changed its name from GTX Corp to MetAlert, Inc. (OTC Pinks: MLRT) but still kept its 2 wholly owned subsidiaries and effected a 1-for-65 reverse stock split of its issued and outstanding stock. During the periods covered by this report, MetAlert, Inc. and its subsidiaries were engaged in business operations that design, manufacture and sell various interrelated and complementary products and services in the wearable technology and Personal Location Services marketplace. In September of 2023, a new 100% wholly owned subsidiary was created, Level 2 Security Products, Inc. which merged into Level 2 Security, LLC. During that period LOCiMobile, Inc. was dissolved. MetAlert owns 100% of the issued and outstanding capital stock of its two subsidiaries - Global Trek Xploration, Inc. and Level 2 Security Products, Inc.

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

Level 2 Security will focus on the sales and distribution of non-human assets, such as firearms, vehicles, bikes, boats, ATV’s, and a host of other valuable mobile assets which require oversight monitoring and theft recovery.

LOCiMOBILE’s digital assets were all under the management of the parent company MetAlert and remain there with the dissolution of LOCiMobile, Inc. The Company’s digital platform which has been at the forefront of Smartphone application (“App”) development since 2008. With a suite of mobile applications that turn the iPhone, iPad, Android and other GPS enabled handsets into a tracking device which can be tracked from mobile device or through our tracking portal or on any connected device with internet access. LOCiMOBILE launched over 20 Apps across multi mobile device operating systems and continues to launch consumer and enterprise apps.

Operations

The Company designs, develops, manufactures, sells, and distributes health and safety products and services, and other related medical supplies and equipment, through a global business to business (“B2B”) and business to consumer (“B2C”) network of resellers, affiliates, distributors, nonprofit organizations, local, state, and federal government agencies, police departments, manufacturers reps and retailers. Offering a variety of electronic and non-electronic devices and equipment, a proprietary Internet of things (“IoT”) enterprise monitoring platform and a licensing subscription business model. The Company provides a complete end to end solution of hardware, middleware, apps, connectivity, licensing, and professional services, letting our customers know where or how someone, or something, is at the touch of a button, delivering safety, security, and peace of mind in real-time. Except for our military products and recently acquired Level 2 Security devices, all of our consumer and enterprise tracking products funnel into the MetAlert IoT monitoring platform which supports end user customers in over 35 countries. The Company is also in the business of licensing intellectual property, monetizing its patent portfolio, and providing backend infrastructure logistic and subscription management services.

Overview

During the third quarter of 2023, we made some significant advancements on several fronts. Our SmartSole plus was put through rigorous testing at Intertek labs, which concluded that the product is fully compliant, making them FCC and IEC certified. This enabled us to release some back orders from larger enterprise customers in Europe that required the final certification documentation. We also saw some improvements in our production capacity, and were able to stream line some manufacturing processes, thereby increasing our production quantities and enhancing our low inventory position. We were also able to leverage our OEM manufacturing in Germany and started increase inventory to fill orders in Europe and to have some inventory sent to the US. Overall, we still have some supply chain issues, but this was the first quarter since the launch of the SmartSole plus that we saw noticeable improvements in lead times, increases in inventory and shortening our time from order to delivery by 2-3 weeks on average. As we discussed last quarter, we are still evaluating ways to scale up production in the U.S. and bring down our costs with a stated mission to reduce costs by 10% to 18% and increase production capacity by 25% to 40%.

During the third quarter we took some transformative steps to broaden our product line and add new markets in order to increase our product revenues and subscriptions. We successfully acquired Level 2 Security LLC, which we merged into our new 100% wholly owned subsidiary Level 2 Security Products, Inc. Management believes, this was a formidable step in solidifying the financial and operational position of the Company and encapsulates our vision to amplify recurring revenue streams while scaling the Company’s life-saving technology and IP portfolio.

Included in the acquisition came bank balances, Intellectual Property, approximately 3,800 units of ready to ship product inventory, digital collateral, an online store, an Amazon account, smartphone apps, and an ongoing research and development roadmap for possible future product releases. The strategic synergy from the merger enables us to expand our target market beyond those of humans with cognitive disorders and opens the doors to entire new and much larger markets. The Level 2 proprietary technology can safeguard an extensive range of mobile assets, and by integrating this with MetAlert’s infrastructure, the Company envisions fiscal improvements in the near term.

By tapping into a vast new market, this acquisition signifies a strategic investment in bolstering our short and long-term growth strategy and will broadly expand our reach into the arena of non-human asset tracking. This transaction represents a convergence of our core mission of delivering life-saving technology with a sharp focus on sustainable, long-term subscription-based revenue growth. The Company plans to start an immediate marketing and product awareness campaign to gun activist groups, gun safety groups, police departments, child safety advocate groups, gun stores and ranges, military supply lines and plans to expand its marketing into other channels such as the growing electric bike market.

Within a few weeks of starting our marketing campaign we received and delivered our first commercial order for the GunAlert® firearm recovery device. The order came from Range USA which has 40+ locations across 10 states and is headquartered in Cincinnati Ohio. We have also sent out test units for evaluation to several police departments of which some have already replied back with interest and or compelling testimonials. As with all of our products we sell both B2B and B2C and have already embarked on a direct-to-consumer marketing campaign across several social media platforms and Amazon.

The strategic timing for expanding into this market coincides well with the Office of Justice Programs (“OJP”) recent announcement of investing unprecedented resources in programs designed to reduce gun crime and community violence. Last September $100 million in grant funding was initiated under the Community Violence Intervention and Prevention Initiative making this the largest targeted federal investment for these strategies in history. As part of our go to market strategy we are looking to bring on retired police officers that can assist us with messaging, and grant approval procedures, so that we can become a recognized force and solution provider in the ever growing national conversation on gun safety.

Compared to the same quarter last year, we saw a 62% increase in domestic subscriptions and over 100% subscription increases in Germany and Canada. These are good trends, which the Company expects will continue to improve as we continue to fill orders, but nevertheless we still need to expand our products, drive more sales and grow subscriptions.

During the third quarter, the Company continued to work on the launch of Hands Free Health (HFH) which provides real-time telehealth access via Walmart Health Virtual Care (WHVC). We expect this business silo will help grow subscribers but also help with the SmartSole expansion plan. As we drive towards Medicare reimbursement, having access to a virtual doctor who could diagnose a person with Alzheimer’s or dementia should help facilitate access to SmartSoles by people who require financial assistance.

In summary, we made some positive steps forward during this quarter, but did not meet our revenue targets. The Company has implemented many cost saving measures, including the entire senior management team deferring salaries, and cutting out all non-essential expenses by approximately 24% year-to-date. We have worked with all our suppliers to reduce unnecessary expenses related to production inefficiencies in order to position ourselves to maximize profits as we scale back up. As we continue to evaluate and explore new products and opportunities, we have launched a new subscription-based service to enter the growing Telehealth market in order to augment and broaden our subscription business. The Company continues to work towards receiving Medicare and other government assistance for our SmartSole, which will then foster growth and build our subscription base, which we believe will ultimately provide us with a large global data base that can be analyzed by using artificial intelligence (A.I.) to produce predictive models. Healthcare assisted with A.I. is the prize we have set our sights on, and we are doing everything we can to put in place the necessary steps to get to that prize as quickly as possible.

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

Three Months Ended September 30, 2023 (“Q3 2023”) Compared to the Three Months Ended September 30, 2022 (“Q3 2022”)

	Three Months Ended September 30,
	2023		2022
	$	% of Revenues	$	% of Revenues

Product sales	58,940	69%	36,352	54%
Service income	26,801	31%	31,302	46%
IP royalties	-	0%	-	0%
Total revenues	85,741	100%	67,654	100%
Cost of products sold	84,458	99%	23,333	34%
Cost of service revenue	1,206	1%	3,016	4%
Cost of licensing revenue	-	0%	-	0%
Cost of goods sold	85,664	100%	26,349	39%
Gross profit	77	0%	41,305	61%

Operating expenses:
Wages and benefits	120,865	141%	127,829	189%
Professional fees	61,995	72%	81,893	121%
Sales and marketing expenses	5,372	6%	3,494	5%
General and administrative	65,232	76%	68,269	101%
Total operating expenses	353,314	296%	281,485	416%

Gain/(loss) from operations	(253,386)	-296%	(240,180)	-355%

Other (expense)/income, net	(176,174)	-205%	(62,283)	-92%
Net income/(loss)	(429,561)	501%	(302,463)	-447%

Revenues

Revenues were $85,741 for the three months ended September 30, 2023 compared to $67,654 for the three months ended September 30, 2022, representing an increase of 27%. This increase was primarily driven from the new GUNALERT sales to Range USA.

During the period ended September 30, 2023, the Company’s customer base and revenue streams were comprised of approximately 64.12% B2B (Wholesale Distributors and Enterprise Institutions), 35.88% B2C (consumers and government agencies who bought on the behalf of consumers, through our online ecommerce platform and through Amazon, Google and iTunes), 0% IP (our monetization campaign from consulting, licensing and asserting our patents) and 0% Military and Law Enforcement.

During the period ended September 30, 2022, the Company’s customer base and revenue streams were comprised of approximately 59% B2B (Wholesale Distributors and Enterprise Institutions), 41% B2C (consumers and government agencies who bought on the behalf of consumers, through our online ecommerce platform and through Amazon, Google and iTunes.

Cost of goods sold

Cost of goods sold were $85,664 for the three months ended September 30, 2023 compared to $26,349 for the three months ended September 30, 2022, representing an increase of 225%. This increase was primarily due to the addition of costs related to the new GUNALERT product as compared to the previous year’s same period.

The Company expects our margins to increase once we start ramping up our subscriptions and licensing and sell more of our proprietary products like our SmartSoles, where we have no competition. Our overall gross margin was lower in 2023, predominately because most of our revenues came from product sales which require competitive pricing, and that includes shipping charges. In order to be competitive with the major online retailers (many of them include free shipping) we had to reduce our shipping charges to be in line with competitors.

Wages and benefits

Wages and benefits decreased 5% in the three months ended September 30, 2023 as compared to three months ended September 30, 2022, predominantly because of cost cutting and time saving initiatives that have been in place during slower periods.

Professional fees

Professional fees consist of costs attributable to consultants and contractors who primarily spend their time on legal, accounting, product development, business development, corporate advisory services and shareholder communications. Such costs decreased $19,898 or 24% in the three months ended September 30, 2023 as compared to in the three months ended September 30, 2022. Even though some professional fees have decreased as more responsibilities were transferred from outside contractors and consultants to in-house personnel, those fees related to investor relations and business development have increased due to new products lines and the impending release of the company’s updated SmartSole products.

Sales and marketing expenses

Sales and marketing expenses increased by 54% or $1,878 in three months ended September 30, 2023 in comparison to the three months ended September 30, 2022, this is primarily due to costs related to marketing the new 4G SmartSole.

General and administrative

General and administrative costs in three months ended September 30, 2023 increased by $22,019 or 14% in comparison to the three months ended September 30, 2022, mostly due to increases in investor relations expense.

Other income/(expense), net

Other expense, net increased 183% or $113,891 in the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This increase was primarily as a result of the fair value expense related to the issuance of warrants in financing costs.

Net income/(loss)

Net loss increased by 42% or $127,099 from Q3 2023 in comparison to Q3 2022 primarily as a result of the lower net profit margins that were related to increased product sales related costs and the fair value expense related to the issuance of warrants in financing costs.

Nine Months Ended September 30, 2023 (“Q1-Q3 2023”) Compared to the Nine Months Ended September 30, 2022 (“Q1- Q3 2022”)

	Nine Months Ended September 30,
	2023		2022
	$	% of Revenues	$	% of Revenues

Product sales	149,562	72%	200,277	67%
Service income	57,710	28%	100,293	33%
IP royalties	-	0%	-	0%
Total revenues	207,272	100%	300,570	100%
Cost of products sold	151,239	73%	147,627	49%
Cost of service revenue	8,105	4%	15,906	5%
Cost of licensing revenue	-	0%	-	0%
Cost of goods sold	159,344	77%	163,173	54%
Gross profit	47,928	23%	137,397	46%

Operating expenses:
Wages and benefits	363,359	175%	382,916	127%
Professional fees	113,917	55%	257,232	86%
Sales and marketing expenses	5,352	3%	19,092	6%
General and administrative	178,690	86%	156,670	52%
Total operating expenses	661,318	319%	815,910	271%

Gain/(loss) from operations	(613,390)	-296%	(678,514)	-226%

Other (expense)/income, net	(273,901)	-132%	(44,558)	-15%
Net income/(loss)	(887,291)	-4280%	(723,072)	-241%

Revenues

Revenues as a whole in Q1-Q3 2023 decreased by 31% or $93,298 in comparison to Q1-Q3 2022, a result of the manufacturing delays in 2023 and the efforts to get the new Level 2 Security Products out to market.

Cost of goods sold

Cost of goods sold decreased by 2% or $3,829 during Q1-Q3 2023 in comparison to Q1-Q3 2022 primarily due to the addition of costs related to the new GUNALERT sales where there were no associated costs in 2022.

Wages and benefits

Wages and benefits during Q1-Q3 2023 decreased by 5% or $19,558 in comparison to Q1-Q3 2022, which remained fairly constant because of cost cutting and time saving initiatives.

Professional fees

Professional fees consist of costs attributable to consultants and contractors who primarily spend their time on legal, accounting, product development, business development, corporate advisory services and investor relations. Such costs decreased $143,315 or 56% during Q1-Q3 2023 as compared to Q1-Q3 2022, primarily due to the Company’s decreased need for outside consultants.

Sales and marketing expenses

Sales and marketing expenses decreased by 72% or $13,741 during Q1-Q3 2023 in comparison to Q1-Q3 2022, is primarily due to the reduction in costs related to the advertising for the SmartSole.

General and administrative

General and administrative costs during Q1-Q3 2023 increased by $22,019 or 14% in comparison to Q1-Q3 2022, mostly due to increases in investor relations expense.

Other income/(expense), net

Other expense, net increased 501% or $228,343 from Q1-Q3 2023 to Q1-Q3 2022 primarily as a result of a interest expense and the fair value expense related to the issuance of warrants in financing costs.

Net income/(loss)

Net loss increased by 23% or $163,219 from Q1-Q3 2023 to Q1-Q3 2022 primarily due to interest expense and the fair value expense related to the issuance of warrants in financing costs.

Liquidity and Capital Resources

As of September 30, 2023, we had $106,333 of cash and cash equivalents, and a working capital deficit of $3,730,701, compared to $8,534 of cash and cash equivalents and a working capital deficit of $3,233,209 as of December 31, 2022.

During the nine months ended September 30, 2023, our net loss was $887,291 compared to a net loss of $723,072 for the nine months ended September 30, 2022. Net cash used in operating activities in the nine months ended September 30, 2023 and in the nine months ended September 30, 2022 was $295,166 and $426,835, respectively.

Net cash from investing activities during the nine months ended September 30, 2023 was $42,408 received in the acquisition of Level 2 Securities, LLC and net cash used in investing activities during the nine months ended September 30, 2022 was $3,308 for the purchase of intangible assets.

Net cash provided by financing activities during the nine months ended September 30, 2023 was $350,556 and consisted of $275,000 received for the issuance of debt and $100,000 from the sale of preferred stock, $46,881 from the use of the line of credit. This was offset by payments to the line of credit of $29,021 and payments on debt of $42,304. Net cash provided by financing activities during the nine months ended September 30, 2022 was $315,799 and consisted of $180,000 received from the purchase of 6,000,000 shares of common stock (92,309 post reverse) at $0.03 per share, $25,000 received for the conversion of warrants, $145,000 from the issuance of debt and $69,180 from draws upon our line of credit. This was offset by payments on debt of $44,201 and $59,180 on the line of credit.

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

In order to continue funding our growth, IP and working capital needs and new product development costs, during the third quarter of 2023 we continued to draw down on our credit line to fund purchase orders. However, no assurance can be given that the investor will provide the funding, if and when requested by us.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has stockholders’ deficit of $3,555,427 and negative working capital of $3,730,701 as of September 30, 2023 and used cash in operations of $295,166 during the current period then ended. A significant part of our negative working capital position at September 30, 2023 consisted of $1,669,402, of amounts due to various accredited investors of the Company for convertible promissory notes, loans and a letter of credit, net of discount. The Company anticipates further losses in the development of its business. Please see the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022 for more information regarding risks associated with our business.

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

Based on the evaluation as of September 30, 2023, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits

3.1	Certificate of Designation on Issuance of Preferred D shares(1)

3.2	Offering Statement on Form 1-A, filed on August 7, 2023(2)

3.3	Offering Circular on Form 253(g)(1), filed on August 16, 2023(3)

3.4	Securities Purchase Agreement, filed on October 10, 2023(4)

3.5	Plan and Agreement of Merger, filed on September 8, 2023(5)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Label

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Included herewith.
(2)	Previously filed on August 7, 2023 as part of the Registrant’s Offering Statement on Form 1-A (File No. 024-12310) and incorporated herein by reference.
(3)	Previously filed on August 16, 2023 as part of the Registrant’s Offering Circular on Form 253(g)(1) (File No. 024-12310) and incorporated herein by reference.
(4)	Previously filed on the Registrant’s Current Report on Form 8-K filed with the SEC on October 10, 2023 and incorporated herein by reference.
(5)	Previously filed on the Registrant’s Current Report on Form 8-K filed with the SEC on September 8, 2023 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALERT, INC.

Date: November 21, 2023	By:	/s/ ALEX MCKEAN
Alex McKean,
Chief Financial Officer (Principal Financial Officer)

Date: November 21, 2023	By:	/s/ PATRICK BERTAGNA
Patrick Bertagna,
Chief Executive Officer

