Form 10-K
period 2023-12-31
Metalert, Inc.
filed 2024-05-24
CIK 1375793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 30, 2023 was approximately $1,407,332. At May 24, 2024, there were 33,845,931 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

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

Unless otherwise noted, the terms “MetAlert, Inc.”, the “Company”, “MLRT” “we”, “us”, and “our” refer to the ongoing business operations of MetAlert, Inc. and our wholly-owned subsidiaries, Global Trek Xploration, Inc., Level 2 Security Products, Inc.

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

The Company was originally founded in 2002 as Global Trek Xploration, Inc. and, as part of a reverse merger, became publicly traded in 2008 as a 100% wholly owned subsidiary of GTX Corp, a Nevada corporation, under its former name “Deeas Resources Inc.” In September 2022, the public Company changed its name from GTX Corp to MetAlert, Inc. and effected a 1-for-65 reverse stock split of its issued and outstanding stock (OTC Pinks: MLRT). Post name change the Company kept its 2 wholly owned subsidiaries. During the periods covered by this report, MetAlert, Inc. and its subsidiaries were engaged in business operations that design, manufacture and sell various interrelated and complementary products and services in the wearable technology and Personal Location Services marketplace. In September of 2023, we acquired Level 2 Security, LLC and merged it into a new 100% wholly owned subsidiary Level 2 Security Products, Inc. During that period, the operations of LOCiMobile, Inc., another 100% wholly owned subsidiary, was consolidated under Global Trek Xploration and the corporate entity was dissolved. MetAlert now owns 100% of the issued and outstanding capital stock of its two operating subsidiaries - Global Trek Xploration, Inc. and Level 2 Security Products, Inc. The LOCiMOBILE digital assets are now under the management of the parent company MetAlert and remain there, post dissolution, of the corporate entity (LOCiMobile, Inc.). The Company’s digital platform which has been at the forefront of Smartphone application (“App”) development since 2008 designs mobile applications that turn the iPhone, iPad, Android and other GPS enabled handsets into a tracking device which can then be tracked from any mobile device or through our proprietary tracking portal or on any connected device with internet access.

Global Trek Xploration, Inc. is a wearable technology company which designs, manufactures, sells, and distributes tracking and remote patient monitoring solutions for humans. Utilizing patent protected proprietary hardware, software, connectivity, Global Positioning System (“GPS”) and Bluetooth Low Energy (“BLE”) monitoring and tracking platform, which provides real-time tracking and monitoring of people. Utilizing a miniature quad-band GPRS transceiver, antenna, circuitry, battery and inductive charging pad our solutions can be customized and integrated into numerous products whose location and movement can be monitored in real time over the Internet through our 24x7 tracking portal or on a web enabled cellular telephone. Our core products and services are supported by an IP portfolio of patents, patents pending, registered trademarks, copyrights, URL’s and a library of software source code, all of which is managed by Global Trek.

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

Level 2 Security Products, Inc., our newly acquired subsidiary, is in the high value non-human asset monitoring and recovery business for items such as firearms, vehicles, bikes, boats, ATVs, and a host of other valuable mobile assets which require oversight monitoring and theft recovery.

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

Media recognition is an important component of MetAlert’s marketing strategy and over the years, the company and its GPS SmartSole have been featured on CNN, Good Morning America, The Doctors, Fox News, Discovery Channel, ABC, NBC, CBS, The New York Times, LA Times, U.S.A. Today, the LA Business Journal, AARP, Keeping up with the Kardashians and numerous other television, radio, magazine, and newspaper media outlets worldwide. Additionally, our new Gun Alert product is also receiving media accolades and has received media exposure across local news channels as gun safety continues to dominate the national headlines.

The Company maintains several Internet websites, blogs and social media sites including; www.metalert.com, www.mygunalert.com, www.gtxmask.com, www.locimobile.com, www.trackmyworkforce.co, and www.gpssmartsole.com. Our annual reports, quarterly reports, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and other information related to this Company, are available, free of charge, on our corporate website as soon as we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission. The Company’s various Internet websites and the information contained therein, or connected thereto, are not, and are not intended, to be incorporated into this Annual Report on Form 10-K. Our principal executive offices are located at 117 W 9th Street, Los Angeles, California, 90015 and our main telephone number is (213) 489-3019. The information on, or that can be accessed through, our websites is not part of this report, and you should not rely on any such information in making any investment decision relating to our common stock.

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

BUSINESS UNITS

1)	Human Tracking and Monitoring Technology - Our SmartSole line of wearable footwear technology is designed for people with cognitive memory disorders, such as Alzheimer’s, dementia, autism, and traumatic brain injury (“TBI”). Approximately 9 million people in the U.S. and over 100 million worldwide expected to reach 277 million by 2050 fall under this umbrella of people with cognitive disorders. Typically, these people tend to wander and require some wander guard technology and remote oversight. The SmartSoles are comfortable orthotic insoles embedded with a GPS and cellular tracking module, so that a caregiver can know in real time where a loved one is at the touch of a button from any smartphone or computer. The Company also leverages its technology platform for use in high value asset tracking such as drones, small light weight cargo, and other high value mobile assets that require a robust, small footprint and low power consumption hardware and software platform. MetAlert has been working on expanding this unit to include Short Range and Logistics tracking, utilizing BLE and NFC technology for tracking valuable assets across the supply chain, such as expensive clothing, wines, foods, or pharmaceuticals. BLE - Bluetooth Low Energy and NFC – Near Field Communication are a short-range wireless protocol that triggers data exchange from one device to another. The chip is about the size of a nickel and can be attached, embedded, sewn, glued, embroidered, and even ironed on or otherwise affixed to just about any person or product, including print materials, packaging, and wearables.

2)	Asset Monitoring and Theft Recovery – In 2023 the Company expanded its product line into the high value non-human asset monitoring and recovery business for items such as firearms, vehicles, bikes, boats, ATVs, and a host of other valuable mobile assets which require oversight monitoring and theft recovery.

3)	IP and Technology licensing- many of our patents were issued over the past 10 years and we continue to add new patents to our portfolio, and as GPS and wearable technology becomes more ubiquitous and used in numerous products, the MetAlert intellectual property portfolio is garnering interest within the tech community. MetAlert is currently engaged in a licensing and monetization campaign. Over 150 companies that could potentially license some or all our IP have been identified and so far, the Company has signed 14 licensing agreements and generated over $1 million dollars in license fees.

4)	Medical Supplies – In 2020 the Company expanded its product line from medical devices to high quality Health & Safety protective equipment and supplies, ranging from hearing assisted technology to masks, sanitizing equipment, UV sterilization equipment, and rapid test kits. With many of its products made or sourced in the U.S. This business unit was significant during Covid, however moving forward we will adjust the unit size to account for market conditions and market demands.

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

As part of our long-term growth strategy, we are focused on launching new medical and tracking wearable products, either internally developed or acquired through licensing, that stand alone or can be part of our SmartSole platform that help grow our subscriber base or increase our average revenue per subscriber. New product development can lead to new IP, hence strengthening our IP portfolio creating additional licensing opportunities. Collectively this approach feeds on one another whereby we can build steady recurring revenue streams. Launching new products, new vertical sales channels and building out our patent portfolio are the key drivers for growth. The more products we develop and sell, the more subscribers we bring onboard. And, as our patent portfolio grows and evolves, so do our licensing opportunities. To date we have built a network of strategic global partners, a robust technology platform of proprietary hardware and software and a growing intellectual property (IP) portfolio. The MetAlert product lines of embedded smart wearable GPS devices, Stand-Alone GPS devices, Asset and Theft Recovery devices, Digital Apps, BLE/NFC solution, encrypted RF military personnel and asset tracking solutions and protective medical supplies and devices are sold direct to the consumer (“B2C”), to the enterprise business to business (“B2B”), and to local, state, federal and international government agencies , through our network of resellers, affiliates, distributors, non-profit organizations, military and police departments, manufacturers reps and retailers. The Company has been ramping up its product distribution and sales channels and, as of December 31, 2023, the Company had live units in the field and / or paying subscribers in over 40 countries, with customers and distributors in Canada, Mexico, Europe, Latin America, Asia, the Middle East, and parts of Africa. In the U.S. the Company sells direct to the consumer through its online ecommerce platform, a host of retailers and resellers along with hundreds of online affiliates. The Company also manages direct B2B enterprise and government sales through its business development team and advisors. The B2B initiatives comprise of supporting existing distributors along with bringing on new distributors, working with U.S. and Foreign agencies, to support existing business and secure new business, and domestically to work with local, state, and federal agencies to acquire reimbursement codes for its line of SmartSoles. To date, MetAlert has been issued a vendor number for reimbursement in 11 U.S. states and internationally in Canada, Norway, Sweden and in the U.K. the National Health Services (“NHS”) began conducting regional pilots for the wander assistive GPS SmartSoles, in urban centers with high populations of seniors afflicted with dementia. Under these reimbursement programs, the SmartSoles are either partially (50% to 60%) or sometimes up to (100% including the monthly subscriptions) paid for or subsidized by the local, state, or federal grants or through insurance reimbursement. As additional resources become available, we plan to apply for new grants and private insurance reimbursement along with other health and municipal services both domestically and in other countries. Where granted, the subsidies lower the cost of buying and owning our tracking products, which can result in an increase in customers and revenues.

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

In our ever-mobile society, it helps to know where we are and where we are going. Same with caregivers of seniors suffering from Alzheimer’s and dementia, freight forwarding companies wanting to know where their packages are, and employers wanting to know where their field workers are. Many parents desire to have the ability to know where their children are and where they are going. Having such information is now possible with access to real-time information delivered on-demand through miniaturized, low power consumption locator systems and technologies such as ours. The same logic applies for high value assets, and specifically in the world of gun safety. Whereby, there is estimated to be over 400 million firearms in the U.S. and a concentrated effort by lawmakers, federal government and local agencies and consumers at large to implement reasonable and sensible gun safety solutions.

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

CORPORATE STRUCTURE

MetAlert, Inc. is a Nevada corporation which operates two wholly owned subsidiaries Global Trek Xploration, Inc. and Level 2 Security Products, Inc.

Global Trek Xploration is a California corporation which engages in the business of, design, development, manufacturing, and sales of medical devices and supplies, and Global Positioning Satellite (“GPS”), Cellular, Radio Frequency (“RF”) Near Field Communications (“NFC”) WiFi and Bluetooth low energy (“BLE”) monitoring and tracking solutions. MetAlert is vertically integrated and provides hardware, software, and connectivity, delivering a location-based platform that enables subscribers to track in real time the whereabouts of people, or high valued assets. Our proprietary GPS devices, which consist of a miniature quad-band General Packet Radio Service (“GPRS”) transceiver, custom antenna, circuitry, battery, and inductive charging pad can be customized and integrated into numerous form factors. The finished products are then placed or worn so that their location and movement can be monitored in real time over the Internet through our 24x7 tracking portal or on a web-enabled cellular telephone. The tracking portal is fully scalable and has been licensed to several partners both in the U.S. and internationally. It is a secure platform equipped with a database, application-programming interface (“API”) for custom integration, and communication SMS gateway software and hardware. Subscriber internet communications are routed through MetAlert’s proprietary, fault-tolerant, carrier-class, and application-specific interface software. Our Location Data Center services are also offered to non-Global Trek Xploration products and hardware systems (i.e. handsets and personal electronics) of major electronics manufacturers through the offer and sale of exclusive licenses (either geographical, regional or product categories).

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

Level 2 Security Products, Inc. is in the high value non-human asset monitoring and recovery business for items such as firearms, vehicles, bikes, boats, ATVs, and a host of other valuable mobile assets which require oversight monitoring and theft recovery.

PRODUCTS & SERVICES

●	GPS SmartSole and the SmartSole plus – a wearable orthotic insole GPS tracking, monitoring and recovery solution for those at risk of wandering due to Alzheimer’s, dementia and autism.
●	MyGunAlert – a gun lock safety technology solution designed to lock a firearm, detect unauthorized movement and with GPS, help you recover your firearm by sending you an alert immediately if it is touched, moved, or stolen.
●	Take Along Tracker 4G – a stand-alone miniature tracking and SOS device that allows for GPS capabilities, plus 4G, GSM, data and voice as well as a 3-way motion sensor.
●	Track My Workforce – a mobile app allowing employers to monitor mobile employees like drivers and sales representatives through their Smartphone.
●	Sole Protector for GPS Smartsole – created specifically for the GPS SmartSole® in order to boost longevity, hygiene, covertness, protection and comfort. Extends the life of the SmartSole with increased shock absorption and water resistance.
●	Protective Medical devices and supplies – Ranging from PPE’s such as masks, sanitizers, face shields, UV wands and assorted equipment all the way to and including; Antibody and Antigen rapid test kits and hearing assisted technologies.
●	VeriTap - an NFC tag and middleware application designed to monitor logistics and assets in the supply chain.

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

INTELECTUAL PROPERTY

MetAlert’s IP portfolio not only supports the Company’s core product lines by creating barriers of entry to competitors, but also underscores the Company’s intrinsic value and generates revenues from out bound licensing. Our early investment in IP dates to 2002 and demonstrates MetAlert’s commitment to developing innovative technology in the growing wearable GPS, LBS and RTLS space. The MetAlert IP portfolio underpins its business and provides support across all its business units. The portfolio addresses three core areas: Footwear, Communication and International coverage and as of December 31, 2023, we had twenty-three (23) patents and several trademark registrations. These include eighteen (18) issued U.S. utility patents, three of which are insole patents, two (2) issued U.S. design patents, and two (2) other pending U.S. utility patent applications and (1) U.S. gun tracking patent. We also have two (2) issued Mexican utility patents and one (1) issued European foreign national patent application based on our U.S. filings. In addition to the five (5) comm protocol’s (program-to-program communications access methods), which falls under MetAlert U.S. Patent 8,760,286, commonly referred to as the 286 MetAlert patent family, MetAlert also has several patents on the device side. The international multi- pronged IP protection approach is part of the overall intellectual property strategy protecting all aspects of the MetAlert enterprise and value of its hardware and platform.

MetAlert also has under license one (1) U.S. patent and twelve (12) foreign patents. Included under the IP portfolio MetAlert has U.S. trademark registrations including, but not limited to, registrations for the marks “LOCi” and “LOCIMOBILE.” In addition, another U.S. trademark application for “GPS SMART SOLE SATELLITE MONITORING AND REALTIME TRACKING”, “GTX CORP”, “WITH YOU” “GUNALERT”, and “IF IT MOVES…”.

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

GROWTH STRATEGY

We have developed a multi-prong business model approach; business-to-business (B2B), business-to-consumer (B2C), Government and Military sales, and licensing of our technology and IP. We have successfully proven out all our models in a small scale. With B2C, we continue to invest in e-commerce and once we can hit critical mass with lower pricing, we will expand into the mass consumer markets. With B2B our strategy is to establish more partners and relationships with key industry leaders who will embed our technology into their products to sell to their established customer base. In addition, we plan to continue working with the Military both in the U.S. and abroad. Lastly, we plan to continue to identify companies that can license our IP. This approach requires time and capital to grow, however it is also diversified so that all our eggs are not in one basket and once scaled can show rapid growth. As a growing underfinanced company, we have managed to prove out our business models and now need to scale. Management believes that once we have the resources to scale any of these models or all of them, we can expect to see steady and sustainable growth. We are still looking to raising capital to meet our growth strategies through an Offering Statement on Form 1-A, filed on August 7, 2023, and qualified on August 14, 2023 (the “Reg A”), and the Reg A may require updating once the 10K is filed.

Key elements of our growth strategy include:

●	Providing our Personal Locator hardware module to licensees to empower their products with our two-way GPS tracking capabilities;
●	Become eligible for federal grant funding for gun safety solutions;
●	OEM private label manufacturing;
●	A mass market retail price under $99.00 for Personal Location devices;
●	A monthly service fee structure, under $20.00;
●	Reduction in hardware size and cost in order to open new markets;
●	Continue expanding our medical reimbursement programs;
●	Rolling out bio metrics and NFC;
●	Expanding distribution channels;
●	Increasing the number of solutions for the military and law enforcement markets;
●	Ease of use at the location interface point as well as with the device, using state-of-the-art cloud computing and cloud application development and;
●	Expanding our IP monetization campaign.

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

Key differentiators between ourselves and the competition is:

B2B:

●	Providing a comprehensive fully integrated, patented end-to-end solution comprised of hardware, software, and global connectivity, that can be embedded or OEM into other companies’ product lines.
●	Being small and nimble we can provide faster turnaround times and lower pricing, which has been a key advantage in our military business.

B2C:

●	Our BLE & GPS SmartSole is the only patented, non-visible, non-intrusive tracking and monitoring solution.
●	Our GunAlert is the only patented, lockable, motion sensor gun safety solution on the market.

There are numerous competitors for GPS products in general, and for our smart phone applications, including Location Based Technologies, Inc., Google Latitude, Foursquare, Trimble Navigation, Inc., Brick House Security, Verizon, and Trackimo, Inc. Many of our competitors are better financed than we are and/or have greater marketing and scientific resources than we can provide. We are also aware of a number of domestic and foreign competitors that offer much lower quality products in order to gain market share. The U.S. Government systems integration business is intensely competitive and subject to rapid change due to new requirements and budget allocation. We compete with many military suppliers and other large and diverse companies attempting to enter or expand their presence in the U.S. Government market. Many of the existing and potential competitors have greater financial, operating, and technological resources than we have. The competitive environment may require us to make changes in our pricing, services, or marketing. The competitive bidding process involves substantial costs and a number of risks, including significant cost and managerial time to prepare bids and proposals for contracts that may not be awarded to us, or that may be awarded, but for which we do not receive meaningful revenues. Accordingly, our success depends on our ability to develop services and products that address changing needs and to provide people and technology needed to deliver these services and products. In the government services sector, our competition includes large systems integrators and defense contractors. Some of these competitors include global defense and IT service companies such as, Northrop Grumman and Raytheon. However so far being small and nibble along with our ability to deliver product and services, quickly, at a fair market price and customize products on demand, have been to our advantage, over many larger competitors.

EMPLOYEES AND CONSULTANTS

As of December 31, 2023, the Company had eight full-time and part-time employees along with three consultants and two commission-based sales personnel. Any selling, marketing, technical, IT and/or software development work that is not handled by our employees, advisors, or sales personnel, is outsourced to qualified contractors and consultants. The Company has over a dozen active outside consultants and contractors which are hired on an as needed basis.

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

As of December 31, 2023, we had a working capital deficit of $4,049,387 and an accumulated deficit of $28,746,629. In addition, for the year ended December 31, 2023, we had a loss of $1,190,158. Revenues generated from our current operations are not sufficient to pay our on-going operating expenses. In addition to product and services sales, our working capital needs in 2023 were partially funded by the sale of $345,500 in debt, and the sale of preferred D shares for $100,000. Therefore, we continue to obtain additional funding from the sale of our securities or from strategic transactions in order to fund our current level of operations.

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

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses of $1,190,158 and $1,503,087 for the years ended December 31, 2023, and 2022, respectively, has incurred losses since inception resulting in an accumulated deficit of $28,746,629 as of December 31, 2023, and has negative working capital of $4,049,387 as of December 31, 2023. A significant part of our negative working capital position on December 31, 2023, consisted of $1,739,165, of amounts due to various accredited investors of the Company for convertible promissory notes, loans and a letter of credit, as well as the current portion of $12,972 in CARE loans. The Company anticipates further losses in the development of its business.

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

We currently have a working capital deficit and our current and projected revenues are not sufficient to fund our anticipated operating needs. We have reported net losses of $1,190,158 and $1,503,087 for the years ended December 31, 2023, and 2022, respectively. While we anticipate that revenues will increase in 2024, unless our sales increase substantially in the near future, we will continue to incur net losses in the near term, and we may never be able to achieve profitability. In order to achieve profitable operations, we need to significantly increase our revenues from the sales of product, subscriptions and licensing fees. We cannot be certain that our business will ever be successful or that we will generate significant revenues and become profitable. As a result, an investment in our company is highly speculative and no assurance can be given that our business model will be successful and, therefore, that our stockholders will realize any return on their investment or that they will not lose their entire investment.

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

Our projected revenues in 2024 rely on the scaling of the our new 4G LTE GPS SmartSole® and the introduction of the Gun Alert product to local state and federal government agencies, adding subscribers, increasing our military business, growing our OEM and IP monetization business, and continuing the sales of related medical, health and wellness products and supplies.

Our revenue projections for 2023 assumed that the revenues we generate from the SmartSole, including subscriptions will increase from the amount generated in 2022 and that our other business units will grow accordingly. However, we cannot predict the future and continued market acceptance of the SmartSole and new Gun Alerts product lines. Accordingly, it is uncertain whether our revenues will equal our internally projected levels. Failure to reach our target revenue levels will materially, and adversely, affect our financial condition.

With the acquisition of Level 2 Security, LLC, and their Gun Alert product, in the 3rd quarter of 2023, we expect that this product line will help us grow in 2024.

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

We believe it is imperative to our success that we obtain significant market recognition to compete in our various markets. Accordingly, it is important that we establish market recognition for our brands in order to be able to continue to be a material participant in the large markets that we are addressing. To date, we have utilized various marketing and free media exposure with our international distributors to build market recognition for our products. However, because of our lack of funding and limited resources, our ability to quickly establish our brands may be severely hampered.

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

The principal components and subassemblies of our products are currently manufactured for us by two manufacturers, one in the U.S. and the other an OEM licensed manufacturer in Europe. Although we could arrange for other manufacturers to supply these components and subassemblies, there is no assurance that we could do so without undue cost, expense and delay. If our manufacturers are unable to provide us with adequate supplies of high-quality components on a timely and cost-efficient basis, our operations will be disrupted and our net revenue and profitability will suffer. Moreover, if those manufacturers cannot consistently produce high-quality products that are free of defects, we may experience a high rate of product returns, which would also reduce our profitability and may harm our reputation and brand. Although we believe that we could locate alternate contract manufacturers, our operations would be impacted until alternate manufacturers are found.

Our markets are highly competitive, and our failure to compete successfully would limit our ability to sell our products, attract and retain customers and grow our business.

Our markets are highly competitive, and we expect that both direct and indirect competition will increase in the future. Within each of our markets, we encounter direct competition from various larger U.S. and non-U.S. competitors. The adoption of new technology in the communications industry likely will intensify the competition for improved wireless location technologies. The wireless location services market has historically been dominated by large companies, such as Siemens AG, AT&T and Assa Abloy. In addition, a number of other companies such as Trimble Navigation, Zoomback, Verizon, FireFly, Disney, Mattel, Digital Angel Corporation, Location-Based Technologies, Inc. and WebTech Wireless Inc. either have announced plans for new products or have commenced selling products that are similar to our wireless location products, and new competitors are emerging both in the U.S. and abroad to compete with our wireless location services products. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources may enter those markets, thereby further intensifying competition, adversely affecting our sales, and adversely affecting our business and prospects.

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

The deployment of our 4G network is subject to a variety of risks, though less due to its maturing proliferation, including those related to equipment and spectrum availability, unexpected costs, and regulatory permitting requirements that could cause deployment delays or network performance issues. These issues could result in significant costs or reduce the anticipated benefits of the enhancements to our products. If our services fail to gain acceptance in the marketplace, or if costs associated with the implementation and introduction of these services materially increase, our ability to retain and attract customers could be adversely affected.

In addition to introducing new offerings and technologies, we must phase out outdated and unprofitable technologies and services. If we are unable to do so on a cost-effective basis, we could experience reduced profits. In addition, there could be legal or regulatory restraints on our ability to phase out current services.

However, in territories such as Ecuador, where we have a distributor, 4G has not been completely rolled out, making it where there are some market penetration limitations, which risks, we expect to mitigate as 4G becomes more widely used.

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

As part of our strategy, we have acquired or established smaller businesses, and we may do so in the future. For example, in 2023 we acquired Level 2 Security, LCC, which is now Level 2 Security Products, Inc., a 100% owned subsidiary. Future acquisitions or strategic investments could have a material adverse effect on our business and operating results because of:

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

As of May 17, 2024, our executive officers and directors, in the aggregate, beneficially own shares representing approximately 0.5971% of our common stock as well as super voting rights due to the Directors’ ownership of Preferred A shares (see Footnote #13 of our Financial Statements included herein). Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination. On matters submitted to our stockholders for approval, holders of our common stock are entitled to one vote per share. If our executive officers and directors choose to act together, they would have significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these individuals, if they chose to act together, would have significant influence on the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

As of December 31, 2023, we had short term convertible notes with outstanding principal balances totaling $1,490,930 some of which can potentially be convertible into shares of the Company’s common stock at prices less than the then-prevailing market price. The lenders for these convertible notes have a financial incentive to convert the notes and realize the profit equal to the difference between the conversion price and the market price. If the convertible notes are converted, the price of our common stock could decrease. See further discussion regarding the conversion features of our convertible debentures in footnote 8 of our Financial Statements included herein.

During 2023, we converted notes payable with principal balances of approximately $73,469 owed to various investors and employees into 7,421,137 shares of our common stock. Our average market price during 2023 was $0.0950 per share. Although our goal is to limit future issuances of such convertible notes, no assurance can be given that we will not have to raise funds from these types of investments in the future.

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

Our articles of incorporation authorizes the issuance of up to 2,071,000,000 shares of common stock with a $0.0001 par value, of which 32,445,931 common shares were issued and outstanding as of December 31, 2023 (we also are authorized to issue 10,000,000 preferred shares with a par value of $0.0001, 13,846 of which have been issued and are outstanding Series-A, 3 of which have been issued and outstanding Series-B, 6 of which have been issued and outstanding Series-C), and 15,000 of which have been issued and outstanding Series-D). From time to time we may increase the number of shares available for issuance in connection with our equity compensation plans. Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of preferred stock and may choose to issue some or all of such shares to provide additional financing or acquire more businesses in the future.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 1C.	CYBERSECURITY

At MetAlert, we recognize the critical importance of maintaining the trust and confidence of our customers, partners, and employees.

Our operations utilize multiple information systems, including accounting software, multiple selling platforms (SHOPIFY, AMAZON) and banking platforms. In the ordinary course of our business, we collect, DO NOT collect, process, transmit, disclose, and retain personal information regarding our employees, vendors, contractors, and customers (which can include social security numbers, social insurance numbers, banking and tax identification information, health care information for employees, and credit card information).

To protect the information that we gather and the availability of our information systems from cybersecurity threats, we have an ongoing cybersecurity risk mitigation program, which includes maintaining up-to-date detection, prevention and monitoring systems. We define a cybersecurity threat as any potential unauthorized occurrence on or conducted through our information systems or information systems of a third party that we utilize in our business that may result in adverse effects on the confidentiality, integrity or availability of our information systems or any information residing therein.

We comply with the annual PCI DSS survey report. We have filed and maintained our compliance for the past ten years. The Payment Card Industry Data Security Standard (PCI DSS) is an information security standard used to handle credit cards from major card brands. The standard is administered by the Payment Card Industry Security Standards Council, and its use is mandated by the card brands. It was created to better control cardholder data and reduce credit card fraud. Validation of compliance is performed annually or quarterly with a method suited to the volume of transactions:[1]

●	Self-assessment questionnaire (SAQ)
●	Firm-specific Internal Security Assessor (ISA)
●	External Qualified Security Assessor (QSA)

Our cybersecurity risk management program includes:

-	Risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment and;
-	Company leadership managing our cybersecurity security controls, and response to cybersecurity incidents.

The Audit Committee reports to the full board of directors regarding its activities, including those related to cybersecurity.

Our management team is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program.

We have not encountered any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to affect us, including our business strategy, results of operations or financial condition. Notwithstanding the extensive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us cybersecurity laws and regulations could cause us to face litigation and penalties that could adversely affect our business, financial conditions, and results of operations.”).

ITEM 2.	DESCRIPTION OF PROPERTIES

We have executive, administrative, and operating offices at 117 W 9th Street, Suite 1214, Los Angeles, California 90015. Our office space is approximately 1,600 square feet and consists of executive and administrative workspace for a base rent of $1,450 per month, on a month-to-month basis.

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

	Year Ended
	December 31, 2023
	High	Low
Quarter ended March 31, 2023	$0.3959	$0.0325
Quarter ended June 30, 2023	$0.1310	$0.0551
Quarter ended September 30, 2023	$0.1400	$0.0401
Quarter ended December 31, 2023	$0.0950	$0.0396

	Year Ended
	December 31, 2022
	High	Low
Quarter ended March 31, 2022	$0.0128	$0.0067
Quarter ended June 30, 2022	$0.0105	$0.0069
Quarter ended September 30, 2022	$0.5052	$0.0063
Quarter ended December 31, 2022	$0.4900	$0.1400

Holders of Record.

As of December 31, 2023, an aggregate of 32,445,931 shares of our common stock were issued and outstanding and were owned by approximately 299 holders of record, based on information provided by our transfer agent. The foregoing number of record holders does not include an unknown number of stockholders who hold their stock in “street name”.

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

On June 20, 2023, an investor converted a note into 577,877 shares of common stock with a value of $5,778.77.

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

On September 5, 2023, the Company issued 7,100,000 shares of common stock as part of the Level 2 Security acquisition, for a value of $347,900.

On September 6, 2023, an investor converted a note into 1,189,589 shares of common stock with a value of $11,896.

On October 6, 2023, the Company issued common stock of 250,000 shares with a fair value of $17,500 to a consultant for services.

On December 21, 2023, the Company issued 325,000 shares of common stock worth $16,218 to various consultants for services rendered.

Repurchase of Equity Securities.

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
2023
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

Overview

Headquartered in Los Angeles, MLRT has developed a suite of products and solutions, powered by a proprietary real time tracking technology platform, allowing remote monitoring, location-based tracking, and health data collection of humans, and theft recovery for high value assets. Many of the products have a wide range of applications, focusing on addressing two pressing global problems: remote patient monitoring for people with cognitive decline and gun safety and recovery for firearm owners.

The Company was originally founded in 2002 as Global Trek Xploration, Inc. and, as part of a reverse merger, became publicly traded in 2008 as a 100% wholly owned subsidiary of GTX Corp, a Nevada corporation, under its former name “Deeas Resources Inc.” In September 2022, the public Company changed its name from GTX Corp to MetAlert, Inc. and effected a 1-for-65 reverse stock split of its issued and outstanding stock (OTC Pinks: MLRT). Post name change the Company kept its 2 wholly owned subsidiaries. During the periods covered by this report, MetAlert, Inc. and its subsidiaries were engaged in business operations that design, manufacture and sell various interrelated and complementary products and services in the wearable technology and Personal Location Services marketplace. In September of 2023, we acquired Level 2 Security, LLC and merged it into a new 100% wholly owned subsidiary Level 2 Security Products, Inc. During that period, the operations of LOCiMobile, Inc., another 100% wholly owned subsidiary, was consolidated under Global Trek Xploration and the corporate entity was dissolved. MetAlert now owns 100% of the issued and outstanding capital stock of its two operating subsidiaries - Global Trek Xploration, Inc. and Level 2 Security Products, Inc. The LOCiMOBILE digital assets are now under the management of the parent company MetAlert and remain there, post dissolution, of the corporate entity (LOCiMobile, Inc.). The Company’s digital platform which has been at the forefront of Smartphone application (“App”) development since 2008 designs mobile applications that turn the iPhone, iPad, Android and other GPS enabled handsets into a tracking device which can then be tracked from any mobile device or through our proprietary tracking portal or on any connected device with internet access.

Global Trek Xploration, Inc. is a wearable technology company which designs, manufactures, sells, and distributes tracking and remote patient monitoring solutions for humans. Utilizing patent protected proprietary hardware, software, connectivity, Global Positioning System (“GPS”) and Bluetooth Low Energy (“BLE”) monitoring and tracking platform, which provides real-time tracking and monitoring of people. Utilizing a miniature quad-band GPRS transceiver, antenna, circuitry, battery and inductive charging pad our solutions can be customized and integrated into numerous products whose location and movement can be monitored in real time over the Internet through our 24x7 tracking portal or on a web enabled cellular telephone. Our core products and services are supported by an IP portfolio of patents, patents pending, registered trademarks, copyrights, URL’s and a library of software source code, all of which is managed by Global Trek.

Other technology that the Company has developed or resells includes health and safety monitoring products and wellness products that are complementary to our main product lines and general mission.

Level 2 Security Products, Inc. is in the high value non-human asset monitoring and recovery business for items such as firearms, vehicles, bikes, boats, ATVs, and a host of other valuable mobile assets which require oversight monitoring and theft recovery.

Operations

The Company designs, develops, manufactures, sells, and distributes health and safety monitoring products and services, along with other related medical supplies and equipment, and asset theft and recovery products and services, all through a global business to business (“B2B”) and business to consumer (“B2C”) network of resellers, affiliates, distributors, nonprofit organizations, local, state, and federal government agencies, police departments, manufacturers reps, retailers and direct to consumer. Offering a variety of electronic and non-electronic devices and equipment, a proprietary Internet of things (“IoT”) enterprise monitoring platform and a licensing subscription business model. The Company provides a complete end to end solution of hardware, middleware, apps, connectivity, licensing, and professional services, letting our customers know where or how someone, or something, is at the touch of a button, delivering safety, security, and peace of mind in real-time. Except for our military products and recently acquired Level 2 Security devices, all of our consumer and enterprise tracking products funnel into the MetAlert IoT monitoring platform which supports end user customers in over 35 countries. The Company is also in the business of licensing intellectual property, monetizing its patent portfolio, and providing backend infrastructure logistic and subscription management services.

Year in Review

Since 2008, we have been pioneering world class tracking and monitoring solutions for people with cognitive disorders, helping improve quality of life and in some cases save lives; and we have developed tracking and monitoring solutions for the U.S. military, so we see the expansion into the gun safety market as a perfect extension to our stated mission of providing practical and affordable technology solutions that can deliver lifesaving results.

During the reporting period of 2023 we took transformative steps to broaden our product line, expand our customer base, grow our government business, and increase our subscription revenue, by entering into the high value asset and firearm theft and recovery business. We successfully acquired Level 2 Security LLC, which we merged into our new 100% wholly owned subsidiary Level 2 Security Products, Inc. Management believes, this was a formidable step in solidifying the financial and operational position of the Company and encapsulates our vision to amplify recurring revenue streams while scaling the Company’s life-saving technology solutions and IP portfolio.

Included in the acquisition came two fully certified ready for commercial release products, bank balances, Intellectual Property, product inventory, digital collateral, an online store, an Amazon account, smartphone apps, and an ongoing research and development roadmap for possible future product releases. The strategic synergy from the merger enables us to expand our target market beyond those of humans with cognitive disorders and opens the doors to entirely new and much larger markets. The current estimate of firearms owned in the U.S. is over 400 million. The Level 2 proprietary technology can safeguard an extensive range of these mobile assets, and by integrating this with MetAlert’s infrastructure, the Company envisions fiscal improvements in the near term.

By tapping into this vast new market of gun safety and theft recovery, management believes this acquisition signifies a strategic investment in bolstering our short and long-term growth strategy and will broadly expand our reach into the arena of non-human asset tracking and theft recovery. This transaction represents a convergence of our core mission of delivering life-saving technology with a sharp focus on sustainable, long-term subscription-based revenue growth. The Company plans to start an immediate marketing and product awareness campaign to gun activist groups, gun safety groups, police departments, child safety advocate groups, gun stores and ranges, military supply lines, strategic partners and local, state and federal government agencies.

Within a few weeks of starting our marketing campaign we received and delivered our first commercial order for the GunAlert® firearm recovery device. The order came from Range USA which has 40+ locations across 10 states and is headquartered in Cincinnati Ohio. We have also sent out test units for evaluation to several police departments of which some have already replied back with interest and or compelling testimonials. As with all of our products, we sell both B2B and B2C and have already embarked on a direct-to-consumer marketing campaign across several social media platforms and Amazon.

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

We are seeing numerous bills and laws being passed both at the state and federal level for subsidies to support gun safety solutions. This is quickly becoming part of a broader national conversation whereby politicians on both sides of the isle are looking to introduce legislation, for example the Biden Administration recently announced new executive actions to help promote safe gun storage in order to reduce gun violence. Gun violence is the leading cause of death of children in America and that is why the Administration is taking comprehensive action to prevent gun violence. Approximately 4.6 million children live in homes with unsecured firearms. Representatives Mark DeSaulnier (CA-10), Zoe Lofgren (CA-18), and Don Beyer (VA-08) announced the introduction of the Advancing Gun Safety Technology Act (H.R. 6697), a bill that would help bring life-saving gun safety technology to the market. Specifically, the bill would create a $10 million pilot program at the Department of Justice’s National Institute of Justice to support private-sector commercialization of gun safety technology. Recently, gun safety legislation was signed into law by Gov. Gretchen Whitmer, of Michigan, that took effect on Feb. 13, 2024, whereby Michiganders will be required to secure their firearms at home.

The list of government agencies, politicians and nonprofits supporting and funding gun safety is staggering. As part of our go to market strategy we have brought on retired police officers that can assist us with messaging, and grant approval procedures, so that we can become a approved vendor/supplier and recognized solution provider in the ever-growing national conversation on gun safety.

The Global Wearable Medical Devices Market is driven by the growing geriatric population which is susceptible to various chronic diseases. This has drastically increased the patient pool across the globe requiring diagnosis, treatment, and monitoring of their health conditions. This in turn is expected to increase the demand for various wearable medical devices used for health monitoring and diagnosis, thereby positively influencing the market growth over the next few years. MetAlert is committed to implementing technological advancements and adoption of AI, IoT, BLE, NFC and other technologies into its GPS SmartSole plus platform to bring about innovations in the wearable medical device industry, thereby propelling the market growth over the next decade.

During the reporting period of 2023, we also made some significant advancements with our SmartSole plus which went through rigorous testing at Intertek labs and obtained FCC and IEC certification. This enabled us to release some back orders to larger enterprise customers in Europe that required the final certification documentation. We also saw some improvements in our production capacity, and were able to streamline some manufacturing processes, thereby increasing our production quantities and enhancing our low inventory position.

After going through 2 years of production delays caused by post pandemic supply chain disruptions, labor shortages, and significant cost increases on electronic components, we concluded that we had to expand our sourcing and manufacturing capabilities, while also leveraging our IP portfolio, hence we set out to find a partner to license our technology and start manufacturing under an O.E.M. license. We are pleased to announce we entered into an OEM licensing agreement with Global Safe Tracks, a German based IT/GPS tracking company, to manufacture and distribute our GPS SmartSole technology in Europe. Global Safe Tracks under the license will manufacture a modified version of the GPS SmartSole that includes 2G technology as a fall back to 4G technology for use where 4G coverage has not been fully built out in some European countries. The European version shall be marketed and distributed under the brand name of “SafeSole” however Global Safe Tracks will also continue to market and distribute the 4G Cat M1 GPS SmartSole plus version made in the U.S.

As part of the agreement, Metalert shall also have the rights to distribute the OEM 4G/2G version under the GPS SmartSole trademark for its own distribution purposes across other countries that still do not have a fully robust 4G infrastructure. We believe this is a turning point with many benefits both short term and long term. Most importantly in the short term, this will increase the number of SmartSoles manufactured and help keep up with the growing demand, while at the same time we continue to evaluate ways to scale up production in the U.S. and bring down our costs with a stated mission to reduce costs by 10% to 18% and increase production capacity by 25% to 40%. This also provides us with a new income stream from licensing royalties that are attached to each pair of SmartSoles made in Germany and sold in Europe. Under the 3-year license agreement Global Safe Tracks will be manufacturing the SafeSole in Germany enabling a faster on demand delivery throughout Europe, while significantly reducing the associated tariff and shipping costs, in addition to opening up new markets where 4G is currently unavailable.

In the later half of 2023, we were able to see results from our OEM manufacturing in Germany and started to see an increase in inventory levels that would support our fulfillment of orders in Europe and the US. Overall, we still have some supply chain issues, but this was the first time since the launch of the SmartSole plus that we saw noticeable improvements in lead times, increases in inventory and shortening our time from order to delivery by 2-3 weeks, on average.

Prior to finalizing our OEM agreement, we were granted a new patent by the European Patent Office (EPO). This is the company’s first European utility patent in the GPS SmartSole family and covers various ways to design, protect and manufacture a GPS, Cellular, Bluetooth and Wi-Fi monitoring electronic device embedded inside an insole including the inductive charging unit. This is the fifth patent granted to Metalert around tracking and monitoring devices within footwear with particular protection on the insole format.

During the reporting period 2023, we also expanded our distribution in Latin America, and began delivering our SmartSoles and Take Along GPS Trackers into Ecuador to serve two different market sectors. The Company partnered with GLOBAL SEGURIDAD S.A, a security company providing security and monitoring services to VIP’s and other high-profile people who may be vulnerable to kidnapping, and FISIO Technology, a company dedicated to long-term health and well-being for patients afflicted with Alzheimer’s or related dementia. GLOBAL SEGURIDAD S.A, is a privately owned personal security business offering VIP clients 24/7 monitoring and video surveillance with armed response in case of break of entry, kidnappings, and security related activities. The company currently has 10 employees growing to 30 in 2024.

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

Despite lower total revenues as compared to the year ended 2022, we saw a 38% increase in overall sales, excluding PPE’s and the new GunAlert, with a 292% increase in direct-to-consumer orders that included a 90% increase in SmartSole sales and increases in domestic subscriptions of over 400%. Part of this domestic subscription increase was due to a post covid bump and getting customers back online. This, combined with our cost cutting initiatives helped the Company achieve a 36% drop in losses from operations.

International distributors also saw an increase in orders of 127% and subscriptions of 132% over the previous year. As international end users activate their devices, we expect to see subscriptions increase in 2024 in conjunction with this increase in product sales. Additionally, as our European OEM, increases sales, we expect the savings from shipping and duties to help increase margins.

In summary, we made some positive steps forward during this year, but did not meet our revenue targets. The Company implemented many cost saving measures, including the entire senior management team deferring salaries, and cutting out all non-essential expenses by approximately 41% from the year ended 2022. We have worked with all our suppliers to reduce unnecessary expenses related to production inefficiencies in order to position ourselves to maximize profits as we scale back up. The Company continues to work towards receiving Medicare and other government assistance for our SmartSole, which will then foster growth and build our subscription base, which we believe will ultimately provide us with a large global data base that can be analyzed by using artificial intelligence (A.I.) to produce predictive models. Healthcare assisted with A.I. is the prize we have set our sights on, and we are doing everything we can to put in place the necessary steps to get to that prize as quickly as possible.

We believe the steps we took in 2023 will start to yield the results in the coming months that we have been stiving towards. And looking ahead in 2024 management expects to focus on market penetration in the gun safety industry, continue to expand the SmartSole production while lowering costs and look for new products and technologies to deploy.

Sources of Revenue

Our main sources of revenue are product sales, recurring subscriptions, technology and intellectual property licensing, and professional services.

Product Sales

●	During 2022 & 2023 the majority of our product sales came from SmartSoles, Take Along Trackers and other hardware related tracking technologies, along with sales related to the release of our new Gun Alert in late 2023.
●	Sales of medical supplies vary according to demand.

Other Revenue:

●	Subscription monitoring fees - charged to customers/subscribers for our web-based tracking and information services.
●	Licensing of our patents, technology and software platforms.
●	Professional fees for new product designs and support and maintenance of existing products.
●	Other – 3rd party order fulfillment and non-compete agreement royalties.

Costs and Expenses

Cost of Revenue

●	Hardware - consists primarily of manufacturing and assembly of raw materials.
●	Recurring – usage fees for data and 24/7 access to our platform.
●	Licensing – legal, USPTO and related filing fees and maintenance fees and engineering development costs.

Operating Expense

●	Operating expenses consists primarily of SG&A, which includes, but is not limited to payroll, rent, infrastructure and communication, professional fees and other related office expenses.

Sales and Marketing Expense

●	Sales and marketing expenses for the purchase of advertising time/space.

Other Expense

●	Depreciation and amortization expense.

Research and Development Expense

●	Consists of costs related to the development of new products.

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

The following table represents our statement of operations for the years ended December 31, 2023 and 2022:

	Years ended December 31,
	2023		2022
	$	% of Revenues	$	% of Revenues

Product sales	181,022	73%	213,306	64%
Subscription and other revenue	67,309	27%	121,300	36%
IP royalties	-	-%	-	-%
Total revenues	248,331	100%	334,606	100%
Cost of goods sold	226,892	91%	189,758	57%
Gross Margin	21,439	9%	144,848	43%

Operating expenses:
Wages and benefits	426,758	168%	509,064	152%
Professional fees	218,180	86%	757,371	226%
Sales and marketing expenses	7,778	3%	22,733	7%
General and administrative	245,652	99%	226,055	68%
Total operating expenses	898,368	362%	1,515,223	453%

Gain/(loss) from operations	(876,929)	-353%	(1,370,375)	-410%

Other expense/income, net	(313,229)	-126%	(132,712)	-40%
Net loss	(1,190,158)	-479%	(1,503,087)	-449%

Revenues

Revenues as a whole in fiscal 2023 decreased by 26% or $86,275 in comparison to fiscal 2022, yet, we saw a 38% increase in overall sales, excluding PPE’s and the new GunAlert, with a 292% increase in direct to consumer orders that included a 90% increase in SmartSole sales and increases in domestic subscriptions of over 400%. Part of this domestic subscription increase was due to a post covid bump and getting customers back on line.

International distributors also saw an increase in orders of 127% and subscriptions of 132% over the previous year. As international end users activate their devices we expect to see subscriptions increase in 2024 in conjunction with this increase in product sales. Additionally, as our European OEM, increases sales, we expect the savings from shipping and duties to help increase margins.

During the year ended December 31, 2023, the Company’s customer base and revenue streams were comprised of approximately 70% B2B (Wholesale Distributors and Enterprise Institutions), 30% B2C (consumers and government agencies who bought on the behalf of consumers, through our online ecommerce platform and through Amazon, Google and iTunes), 0.00% IP (our monetization campaign from consulting, licensing and asserting our patents) and 0.00% Military and Law Enforcement.

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

Cost of goods sold

Cost of goods sold increased by 20% or $37,133 during fiscal year 2023 in comparison to fiscal year 2022. This increase was primarily due to the addition of costs related to the new GUNALERT product as compared to the previous year’s same period. Additionally, inventory at year-end was analyzed and it was determined that as we progressed into our newest version of the SmartSole, that various parts and inventory levels held at our third-party contract manufacturers were now obsolete, and had no resale value, and thus subsequently written-off.

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

Wages and benefits

Wages and benefits for fiscal year 2023 decreased by $82,306 or 16% as compared to fiscal year 2022, predominantly because of cost cutting and time saving initiatives that have been in place during slower periods and the executives of the Company agreeing to not accrue unpaid salary since Q3 2023.

Professional fees

Professional fees consist of costs attributable to consultants and contractors who primarily spend their time on legal, accounting, product development, business development, corporate advisory services and shareholder communications. Such costs decreased $539,192 or 71% in fiscal year 2023 compared to fiscal year 2022. Professional fees have decreased as more responsibilities were transferred from outside contractors and consultants to in-house personnel, along with the reduced fees related to investor relations and business development.

Sale and marketing expenses

Sales and marketing expenses decreased by 660% or $14,954 during fiscal year 2023 in comparison to fiscal year 2022, this is primarily due to costs related to marketing the new 4G SmartSole predominately being in 2022.

General and administrative

General and administrative costs during fiscal year 2023 increased by $19,597 or 9%, in comparison to fiscal year 2022, mostly due to increases in investor relations expense.

Other expense/income, net

Other expense/income in fiscal year 2023 increased by $180,517 or 136%, in comparison to fiscal year 2022. This is primarily as a result of increases of the amortization of debt discount and interest expense, coupled with the, gain in forgiveness of CARE and EDD loans and refunds that took place in 2022. This increase included one-time additions due to the acceleration of the amortization of debt discounts for notes that were converted or forgiven early, and the inclusion of interest expense for a defunct company’s note as per accounting guidelines.

Net loss

Net loss during fiscal year 2023 decreased by $312,929, or 21%, in comparison to the net loss incurred during fiscal year 2022 primarily as a result of large decreases in professional fees related to stock-based compensation, and the lowering of wages and salaries.

Liquidity and Capital Resources

As of December 31, 2023, we had $68,440 in cash and $322,654 of current assets, and $4,372,041 of current liabilities, resulting in a working capital deficit of $4,049,387 compared to $8,534 in cash and a working capital deficit of approximately $3,233,209 as of December 31, 2022.

Net cash used in operating activities was $417,245 for fiscal 2023 compared to net cash used of $506,950 for fiscal 2022, a decrease of 17.70%. Other than the large reduction in overall operating expenses, the decrease in net cash used in operating activities was largely attributed to the net change in non-cash items that includes: stock based compensation, loss on the extinguishment of debt, the elimination of derivative income and the interest and financing costs on note assignments and the net change in operating assets and liabilities that includes increased spending for inventory, the payment of accounts payable and accrued expenses, including interest expense attributable to the reduction in debt.

Net cash used by investing activities during fiscal 2023 was $42,408 and net cash provided by investing activities during fiscal year 2022 was $3,308, respectively and consisted of the purchase of intangible assets in 2023.

Net cash provided by financing activities during fiscal 2023 was $434,743 and consisted of proceeds totaling $345,500 in proceeds from the issuance of debt, $100,000 from the sale of preferred stock, $38,599 in loans from officers and proceeds from the line of credit of $46,881 with payments on debt and the lines of credit of $96,138. Net cash provided by financing activities during fiscal 2022 was $380,450 and consisted of proceeds totaling $145,000 in proceeds from the issuance of debt, $25,000 from the conversion of warrants, $180,000 from proceeds from the Reg A, and proceeds from the line of credit of $144,118 with payments on debt and the lines of credit of $113,668.

We expect to continue to generate revenues from all our business units from existing product sales, recurring subscriptions, software and Intellectual Property licensing, military and professional services. We also expect to see new revenues come in from recently launched products and products that are scheduled for launch throughout 2024 however, even though existing product sales and recurring subscriptions are starting to become more consistent, the amount of revenues is still unpredictable and may not be sufficient to fund all our working capital needs. Accordingly, we anticipate that we will have negative cash flow from our operations and, therefore, will have to raise additional capital in order to fund our operations in 2024.

In order to continue funding our working capital needs and our product development costs we continued to draw upon our Lines of Credit with our bank (see Notes Payable Footnote 8 in our Financial Statements included herein for more information), which resulted in $46,881 of draws and repayments of $26,492 against this balance in fiscal year 2023. Further, the Company continues to raise capital through an Offering Statement on Form 1-A, filed on August 7, 2023, and qualified on August 14, 2023, with a $0.10 per share offering price.

In fiscal 2022, we drew upon our Lines of Credit with an accredited investor or our bank (see Notes Payable Footnote 8 in our Financial Statements included herein for more information), which resulted in $144,118 of draws and repayments of $69,467.

In addition to continuing to incur normal operating expenses, we intend to continue our research and development efforts for our various technologies and products, including hardware, software, interface customization, and website development, and we also expect to further develop our sales, marketing and manufacturing programs associated with the commercialization, licensing and sales of our GPS devices and security technology. We currently do not have sufficient capital on hand to fully fund our proposed research and development activities, which lack of product development may negatively affect our future revenues.

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses of $1,190158 and $1,503,087 for the years ended December 31, 2023, and 2022, respectively, has incurred losses since inception resulting in an accumulated deficit of $28,746,629 as of December 31, 2023, and has negative working capital of $4,049,387 as of December 31, 2023. A significant part of our negative working capital position at December 31, 2023 consisted of $1,490,930, of amounts due to various accredited investors of the Company for convertible promissory notes, loans of $146,195, letters of credit with a balance of $102,040 and short-term CARE loans of $12,972. The Company anticipates further losses in the development of its business.

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

We derive our revenues primarily from hardware sales, subscription services fees, IP licensing and professional services fees. Hardware includes our SmartSole, GunTracker, Military and other Stand-Alone Devices. Subscription services revenues consist of fees from customers accessing our Geo-Location cloud-based platform through subscription or license fee, that are billed monthly, quarterly, semi-annual or annually. Predominately most of our subscriptions at this time are billed monthly and recognized at the time of billing. Professional services and other revenues consist primarily of fees from implementation services, configuration, data services, training and managed services related to our solutions, which are also recognized at the time of billing once the service has been performed/delivered IP licensing is related to any agreement with 3rd parties to license our IP portfolio and that revenue is recognized as per the term of the specific licensing agreements.

The Company’s initial point of contact with its retail customers is thru its e-commerce site whereby any contract with the customer is entered into and dealt with thru the online ordering process and does not require performance beyond delivery. Shipping and handling activities are performed before the customer obtains control of the goods and therefore represent a fulfillment activity rather than a promised service to the customer. Revenue and costs of sales are recognized when control of the products transfers to our customer, which generally occurs upon shipment from our facilities. The Company’s performance obligations are satisfied at that time.

The Company’s recognizes revenues with its wholesale customers, as with retail, upon shipment, and recurring subscription revenue is recognized at the time of billing which is done 30 days in the arrears from delivery of service. Rendering the service obligation fulfilled

Product sales

At the inception of each customer sale, either online or through a purchase order, we assess the goods and services promised in our contracts and identify each distinct performance obligation. The Company recognizes revenue upon the transfer of control of promised products or services to the customer in an amount that depicts the consideration the Company expects to be entitled to for the related products or services. For the large majority of the Company’s sales, transfer of control occurs once the product has shipped and title and risk of loss have transferred to the customer.

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

Licensing Revenue

Licensing revenue recorded by the Company relates exclusively to the Company’s monetization of IP licenses. The Company recognizes revenue for licensing under ASC 606, which provides revenue recognition constraints by requiring the recognition of revenue at the later of the following: 1) sale or usage of the products or 2) satisfaction of the performance obligations. The Company has satisfied its performance obligations and therefore recognizes licensing revenue when the sales to which the licensing relate are completed, under the terms of the specific licensing agreement.

Concentration of Revenue

During the year ended December 31, 2023, the Company’s customer base was comprised of approximately 70.28% B2B (Wholesale Distributors and Enterprise Institutions), 29.72% B2C (consumers and government agencies who bought on the behalf of consumers, through our online ecommerce platform and through Amazon, Google and iTunes), 0.00% IP (our monetization campaign from consulting, licensing and asserting our patents) and 0.00% Military and Law Enforcement.

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

Product Warranty

The Company’s warranty policy provides repair or replacement of products (excluding GPS Shoe devices) returned for defects within ninety days of purchase. Warranty liabilities are recorded at the time of sale for the estimated costs that may be incurred under our standard warranty. As of December 31, 2023, products returned for repair or replacement have been immaterial. Accordingly, a warranty liability has not been deemed necessary.

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

On December 31, 2023, it was determined that the Company had no derivative liabilities.

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

Based on the evaluation as of December 31, 2023, for the reasons set forth below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act, as amended). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013) to evaluate our control environment, risk assessment, information and communication, monitoring activities, and existing control activities. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We have identified the following weakness:

●	Due to the nature and number of year-end adjustments by our external auditors, we have a deficiency related to our closing process.

As a result, management concluded that, as of December 31, 2023, the Company’s internal control over financial reporting were ineffective for the size of our Company. However, there can be no assurance that implementation of any change will be completed in a timely manner or that it will be adequate once implemented. To the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

Our Chief Executive Officer serves pursuant to an employment agreement that was automatically extended for one year on March 14, 2024, and that will automatically be extended for successive one-year periods if not cancelled by either party. See “Item 10, Executive Compensation – Employment Agreements in our Financial Statements included herein”.

The following table sets forth information regarding our executive officers and directors.

Name	Position Held	Age	Date First Appointed
Patrick E. Bertagna	President, Chief Executive Officer and Chairman of the Board	60	March 14, 2008
Alex McKean	Chief Financial Officer	59	October 3, 2011
Louis Rosenbaum	VP of Operations & Finance, Director	73	March 14, 2008 (Director) March 1, 2015 (VP)
Andrew Duncan	Director, Audit Committee Member, Corporate Secretary and Treasurer	59	April 2, 2010

Biographical Information

The following describes the backgrounds of current executive officers and directors. The Company currently has no independent directors, as defined in the NASDAQ rules governing members of boards of directors.

Mr. Bertagna is the director and the Chief Executive Officer of Global Trek Xploration and Level 2 Security Products, Inc., Inc. Mr. Rosenbaum is the VP of Operations and Finance and Mr. McKean is the Chief Financial Officer of each of those subsidiaries.

Patrick E. Bertagna – Director, Chief Executive Officer, President and Chairman of the Board

Mr. Bertagna was the founder of Global Trek Xploration in September 2002 and has since served as its Chief Executive Officer, President and Chairman of the Board of Directors of MetAlert. He is co-inventor of our patented GPS footwear technology. His career spans over 35 years in building companies in both technology and consumer branded products.

Mr. Bertagna began his career in consumer products importing apparel from Europe and later went on to import and manufacture apparel, accessories and footwear in over 20 countries. In 1993, Mr. Bertagna transitioned into technology and founded Barcode World, Inc. a supply chain software company, enabling accurate tracking of consumer products from design to retail. In June 2002 after selling this company, Mr. Bertagna combined his two past careers in consumer products and tracking technology and founded MetAlert Inc.

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

Audit Committee

The Company has established a standing Audit and Finance Committee (the “Audit Committee”) for purpose of overseeing accounting and financial reporting processes and audits of financial statements for the Company. The Audit Committee held one meeting in 2023. Members of the Audit Committee are the COO (Chair), CEO and CFO.

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

Summary Compensation Table. The following table sets forth the compensation for the fiscal years ended December 31, 2023, and 2022 for services rendered to us by all persons who served as our Chief Executive Officer and our Chief Financial Officer and most highly compensated executive officers other than our Chief Executive Officer and Chief Financial Officer (collectively, the “Named Executive Officers”) who received compensation in excess of $100,000 in 2023.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 12/31	Salary (including deferred) ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation (deferred) ($)(3)	Total ($)
Patrick Bertagna(1)	2023	150,000	-	-	-	25,000	175,000
	2022	150,000	-	-	-	25,000	175,000

Alex McKean(2)	2023	96,000	-	-	-	-	96,000
	2022	96,000	-	-	-	-	96,000

(1)	Mr. Bertagna, our Chief Executive Officer has agreed to defer portions of his salary in an effort to preserve cash for other working capital needs of the Company. In 2022, Mr. Bertagna deferred $36,750 of his wages of $150,000, used $15,000 of his allowances and deferred $10,000 for Board of Director fees thru December 31, 2023. As of December 31, 2023, Mr. Bertagna has a deferred balance of $92,050 in accounts payable that has not been converted into Employee Notes.

(2)	Mr. McKean, our Chief Financial Officer has agreed to defer portions of his salary in an effort to preserve cash for other working capital needs of the Company. As of December 31, 20232, Mr. McKean has deferred $18,600 of his wages of $96,000 and has a deferred balance of $59,741 in accounts payable of his 2023 deferred salary compensation that has not been converted into Employee Notes.

(3)	The values shown in this column include Director fees, additional employee benefits paid including travel, health insurance, auto lease payments and cellular phone service. During 2023 these expenses, other than the Director fees, where applied against current and or previous year’s accruals.

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

The following table summarizes the compensation of each of our directors who is not also a named executive officer for their service as a director for the year ended December 31, 2023. The compensation of Mr. Bertagna, who serves as a director and as our Chief Executive Officer, is described above in the Summary Compensation Table.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (deferred) ($)	Total ($)
Louis Rosenbaum(1)	-	-	-	N/A	N/A	10,000	10,000
Andrew Duncan(2)	-	-	-	N/A	N/A	10,000	10,000

(1)	Mr. Rosenbaum has provided executive management services to the Company in previous years. Mr. Rosenbaum earned $96,000 in 2023 relating to operations and finance services, and $10,000 for Board of Director fees. As of December 31, 2023, Mr. Rosenbaum has deferred $10,000 of his director’s compensation and deferred $18,600 of his $96,000 salary. As of December 31, 2023, Mr. Rosenbaum has a deferred balance of $44,000 in accounts payable that has not been converted into Employee Notes.

(2)	Mr. Duncan also provides executive management services to the Company. Mr. Duncan earned $16,125 in 2023 for business development and intellectual property licensing services, and $10,000 for Board of Director fees. As of December 31, 2023, Mr. Duncan has deferred $0 of his 2023 consulting compensation and $10,000 of his director’s compensation.

Employment Agreements

The following are summaries of the employment agreements with the Company’s executive officers:

Patrick E. Bertagna, our Chief Executive Officer and President, is employed pursuant to a written agreement dated as of March 14, 2008. The agreement was for a term of two years, but contained a provision under which the agreement is automatically extended for additional one-year periods unless either party provides written notice to the contrary at least 60 days prior to the end of the term then in effect. As such, Mr. Bertagna receives a base salary of $150,000 per year; however, in order to preserve cash for other working capital needs, Mr. Bertagna has agreed to accrue portions of his salary in the past and he is continuing to do so in 2023. He is entitled to adjustments to his base salary based on certain performance standards, at the Company’s discretion, as follows: (i) a bonus in an amount not less than fifteen percent (15%) of yearly salary, to be paid in cash or stock, if the Company has an increase in annual revenues and Mr. Bertagna performs his duties within the time frame budgeted for such duties at or below the cost budgeted for such duties and (ii) a bonus, to be paid in cash or stock at the Company’s sole discretion, equal to $12,500 for every one million of the Company’s outstanding common stock purchase warrants that are exercised.

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

The following table sets forth certain information as of May 24, 2024, regarding the beneficial ownership of our common stock by (i) each stockholder known by us to be the beneficial owner of more than five percent of our common stock, (ii) by each of our executive officers named in the Summary Compensation Table and our directors and (iii) by all of our executive officers and directors as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned. Unless otherwise noted in the table, the address for each of the persons identified is 117 W 9th Street, Suite 1214, Los Angeles, CA 90015. Beneficial ownership is calculated based upon 32,845,931 shares of common stock issued and outstanding as of May 24, 2024.

Name and Address of Beneficial Owner(2)	Amount and Nature of Beneficial Ownership(1)	Percent of Common Stock
Patrick E. Bertagna - CEO and Chairman of the Board	5,367,447 shares	15.86%
Alex McKean - Chief Financial Officer	5,572,668 shares	16.46%
Louis Rosenbaum - VP of Operations & Finance, Director	5,020,843 shares	14.83%
Andrew Duncan - Director, Corporate Secretary and Treasurer	4,247,307 shares	12.55%
All directors and named executive officers as a group (4 persons)	20,208,265 shares	59.71%

Other greater than 5% ownership Shareholders Ryan Green(3)	2,414,000 shares	7.13%
Tom Willingham(4)	2,343,000 shares	6.92%
Digitalinc Holdings, LLC(5)	2,059,000 shares	6.08%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding.
(2)	Unless otherwise noted, the principal business address of each of the following entities or individuals is c/o MetAlert Inc., 117 West 9th Street, Suite 1214, Los Angeles, CA 90015.
(3)	Mr. Green acquired the shares through the Level 2 Securities Products, LLC acquisition. The principal address is 11129 Kenwood Road, Cincinnati, OH 45242.
(4)	Mr. Willingham acquired the shares through the Level 2 Securities Products, LLC acquisition. The principal address is 7725 Annesdale Drive, Cincinnati, OH 45243.
(5)	Digitalinc Holdings, LLC, shares were acquired through the Level 2 Securities Products, LLC acquisition. The number of Public Shares held by Digitalinc Holdings, LLC is reported as of December 31, 2023, does not reflect any redemption of shares or any other transactions after December 31, 2023. Accordingly, the number of Public Shares and the percentages set forth in the table may not reflect the Digitalinc Holdings, LLC’s current beneficial ownership. Rob Adams is the Managing Partner of the Company and the principal business address is 903 Miami Ave., Terrace Park, OH 45174.

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

Related Party Transactions. During 2023, officers and directors accrued $77,050 of deferred back salary and $30,000 of director fees.

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

The Audit Committee has appointed M&K CPAS, PLLC as our independent registered public accounting firm on January 11, 2021. The following table shows the fees that were paid or accrued by us for audit and other services provided by our current auditor M&K CPAS, PLLC:

	2023	2022
Audit Fees (1)	$97,200	$46,200
Audit-Related Fees (2)	20,000	-
Tax Fees (3)	-	-
All Other Fees	2,250	-
Total	$114,950	$46,200

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our quarterly financial statements and those services normally provided in connection with statutory or regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. This information is presented as of the latest practicable date for this annual report.

(2)	Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.” This category primarily includes services relating to our Registration Statement filed with the Securities Exchange Commission during 2023.

(3)	M&K CPAS, PLLC does not provide us with tax compliance, tax advice or tax planning services. This is provided by Bessolo & Haworth, LLP.

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

Exhibit Number	Description

3.1	Articles of Incorporation of the Registrant filed with the State of Nevada on April 7, 2006(1)
3.2	Restated Certificate of Incorporation as filed on September 14, 2022 with the State of Nevada
3.3	Amended and Restated Bylaws of Metalert, Inc., as of September 20, 2022(1) (21)
3.4	Certificate of Change of Metalert, Inc., filed September 12, 2022(21)
4.1	Certificate of Amendment on Issuance of Preferred A shares(3)
4.2	Certificate of Designation on Issuance of Preferred B shares(4)
4.3	Certificate of Designation on Issuance of Preferred C shares(4)
4.4	Certificate of Designation on Issuance of Preferred D shares(22)
4.5	Certificate of Amendment of GTX Corp, filed September 12, 2022(21)
10.1	Form of a Securities Purchase Agreement and Warrant Agreement(5)
10.2	2008 Equity Compensation Plan(6)
10.3	Employment Agreement between the Registrant and Patrick E. Bertagna dated March 14, 2008(7)
10.4	Form of Securities Purchase Agreement (August 2011 Private Placement)(8)
10.5	Form of Warrant Agreement (August 2011 Private Placement)(8)
10.6	Form of Subscription Application (August 2011 Private Placement)(8)
10.7	Form of Note and Share Purchase Agreement (Q4 2014 and Q1 2015)(9)
10.8	Form of Convertible Promissory Note (Q4 2014 and Q1 2015)(9)
10.9	Form of Warrant Agreement (Q1 2015)(9)
10.10	Form of Note and Warrant Purchase Agreement (Q2 2016)(10)
10.11	Form of Promissory Note (Q2 2016)(10)
10.12	Definitive Agreement, dated June 16, 2016, between the Company and Inventergy Innovations, LLC*(11)
10.13	Form of Promissory Note Issued to Officers(12)
10.14	Form of Military Purchase Order with Edwards Airforce Base(13)
10.15	Form of Convertible Note (2018)(14)
10.16	Form of Promissory Note issued to RB Capital Partners, Inc.(15)
10.17	Asset Purchase Agreement, dated June 27, 2019, by and between Inpixon and GTX Corp(16)
10.18	Patent Assignment and License-Back Agreement by and between Inpixon and GTX Corp(16)
10.19	Patent License Agreement by and between Inpixon and GTX Corp(16)
10.20	General Conveyance, Bill of Sale and Assignment by and between Inpixon and GTX Corp(16)
10.21	Patent License Agreement, dated June 27, 2019, by and between Inpixon and Inventergy(16)
10.22	Consulting Agreement, dated June 27, 2019, by and between Inpixon and GTX Corp(16)
10.23	Form of Promissory Note to Inpixon(16)
10.24	Form of a Series B Securities Purchase Agreement and Warrant Agreement(17)
10.25	Form of Regulation A Subscription Agreement(18)
10.26	Offering Statement on Form 1-A, filed on October 15, 2021(18)
10.27	Offering Circular on Form 253(g)(2), filed on November 9, 2021(19)
10.28	Offering Statement on Form 1-A, filed on August 7, 2023(24)
10.29	Offering Circular on Form 253(g)(2), filed on August 16, 2023(25)
10.30	Entry into a Material Definitive Agreement - Plan and Agreement of Merger September 8, 2023 (23)
10.31	Form of a Material Definitive Agreement - A Securities Purchase Agreement (Q3 2023)(22)
14.1	Code of Business Conduct and Ethics(2)
16.1	Letter from Weinberg & Company P.A.(20)
21.1	List of Subsidiaries(9)
23.1	Report of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Previously filed on the Registrant’s Registration Statement on Form SB-2 as filed December 12, 2006 and incorporated herein by reference.
(2)	Previously filed on the Registrant’s Current Report on Form 8-K filed with the SEC on March 20, 2008 and incorporated herein by reference.
(3)	Previously filed on the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 19, 2018 and incorporated herein by reference.
(4)	Previously filed on the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2020 and incorporated herein by reference.
(5)	Previously filed on the Registrant’s Annual Report on Form 10-K filed with the SEC on March 30, 2020 and incorporated herein by reference.
(6)	Previously filed on May 23, 2008 as an exhibit to our Registration Statement on Form S-8 (File No. 333-151114) and incorporated herein by reference.
(7)	Previously filed on the Registrant’s Current Report on Form 8-K filed with the SEC on March 20, 2008 and incorporated herein by reference.
(8)	Previously filed on October 3, 2011 as part of the Registrant’s Registration Statement on Form S-1 (File No. 333-177146) and incorporated herein by reference.
(9)	Previously filed on the Registrant’s Annual Report on Form 10-K filed with the SEC on April 15, 2015 and incorporated herein by reference.
(10)	Previously filed on the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016 and incorporated herein by reference.
(11)	Previously filed on the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2016 and incorporated herein by reference.
(12)	Previously filed on the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2017 and incorporated herein by reference.
(13)	Previously filed on the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2017 and incorporated herein by reference.
(14)	Previously filed on the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2018 and incorporated herein by reference.
(15)	Previously filed on the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 20, 2018 and incorporated herein by reference.
(16)	Previously filed on the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2019 and incorporated herein by reference.
(17)	Previously filed on the Registrant’s Annual Report on Form 10-K filed with the SEC on April 17, 2023 and incorporated herein by reference.
(18)	Previously filed on October 15, 2021 as part of the Registrant’s Offering Statement on Form 1-A (File No. 024-116681) and incorporated herein by reference.
(19)	Previously filed on November 9, 2021 as part of the Registrant’s Offering Circular on Form 253(g)(2) (File No. 024-116681) and incorporated herein by reference.
(20)	Previously filed on the Registrant’s Current Report on Form 8-K filed with the SEC on January 19, 2021 and incorporated herein by reference.
(21)	Previously filed on the Registrant’s Current Report on Form 8-K filed with the SEC on September 22, 2022 and incorporated herein by reference.
(22)	Previously filed on the Registrant’s Current Report on Form 8-K filed with the SEC on October 10, 2023 and incorporated herein by reference.
(23)	Previously filed on the Registrant’s Current Report on Form 8-K filed with the SEC on September 8, 2023 and incorporated herein by reference.
(24)	Previously filed on August 7, 2023 as part of the Registrant’s Offering Statement on Form 1-A (File No. 024-12310) and incorporated herein by reference.
(25)	Previously filed on August 16, 2023 as part of the Registrant’s Offering Circular on Form 253(g)(2) (File No. 024-12310) and incorporated herein by reference.
*	Certain portions of the Exhibit have been omitted based upon a request for confidential treatment filed by us with the SEC. The omitted portions of the Exhibit have been separately filed by us with the SEC
#	Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[****]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.
^	Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish copies of such omitted materials upon request by the SEC.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MetAlert Inc.
(Registrant)

Date: May 24, 2024	By:	/s/ Patrick E. Bertagna
Patrick E Bertagna
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Patrick E. Bertagna	Chief Executive Officer and Director (Principal Executive Officer)	May 24, 2024

/s/ Alex McKean	Chief Financial Officer (Principal Financial Officer)	May 24, 2024

/s/ Louis Rosenbaum	Director, VP of Operations and Finance (Principal Accounting Officer)	May 24, 2024

/s/ Andrew Duncan	Director, Treasurer, Secretary	May 24, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of MetAlert Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MetAlert Inc. (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-years period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred continuing net losses from operations and has a significant accumulated deficient, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

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
Houston, Texas
May 24, 2024
PCAOB ID No. 2738

METALERT INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
ASSETS

Current assets:
Cash and cash equivalents	$68,440	$8,534
Accounts receivable, net	17,408	13,959
Inventory	231,818	70,112
Investment in marketable securities	649	683
Other current assets	4,339	8,045

Total current assets	322,654	101,333

Intangible assets, net	261,761	3,308
Property and equipment, net	25,780	59,121

Total assets	$610,195	$163,762

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$264,671	$137,315
Accrued expenses	327,338	388,414
Accrued expenses, related parties	762,365	497,551
Deferred revenues	6,505	12,850
Short-term debt – line of credit	102,040	81,651
Short-term debt – CARE loans	12,972	7,903
Convertible promissory notes, past due	1,484,142	843,000
Convertible notes, related parties, net of debt discount	1,219,313	1,206,738
Notes payable	146,195	149,120
Notes payable – related parties	46,500	10,000
Total current liabilities	4,372,041	3,334,542

Long-term debt - CARE loans	137,028	142,097

Total liabilities	4,509,069	3,476,639

Commitments and contingencies

Stockholders’ deficit:
Preferred stock series A, $0.001 par value; 1,000,000 shares authorized; 13,846 shares issued and outstanding at December 31, 2023 and 2022, respectively	14	14
Preferred stock series B, $0.001 par value; 3 and 3 shares issued and outstanding at December 31, 2023 and 2022, respectively	-	-
Preferred stock series C, $0.001 par value; 1,000 shares authorized, 6 and 6 issued and outstanding at December 31, 2023 and December 31, 2022, respectively	-	-
Preferred stock series D, $0.001 par value; 100,000 shares authorized, 15,000 and 0 issued and outstanding at December 31, 2023 and December 31, 2022, respectively	2	-
Common stock, $0.0001 par value; 2,071,000,000 shares authorized; 32,445,931 and 17,177,206 shares issued and outstanding at December 31, 2023 and 2022, respectively	3,245	1,718
Additional paid-in capital	24,844,494	24,241,862
Accumulated deficit	(28,746,629)	(27,556,471)

Total stockholders’ deficit	(3,898,874)	(3,312,877)

Total liabilities and stockholders’ deficit	$610,195	$163,762

See accompanying notes to consolidated financial statements.

METALERT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2023	2022
Product sales	$181,022	$213,306
Subscriptions and other revenue	67,309	121,300
Licensing income	-	-
Total revenues	248,331	334,606

Cost of products sold	217,453	169,400
Cost of other revenue	9,439	20,358
Cost of licensing revenue	-	-
Total cost of goods sold	226,892	189,758

Gross margin	21,439	144,848

Operating expenses
Wages and benefits	426,758	509,064
Professional fees	218,180	757,371
Sales and marketing expenses	7,778	22,733
General and administrative	245,652	226,055

Total operating expenses	898,368	1,515,223

Income/(loss) from operations	(876,929)	(1,370,375)

Other income (expenses)
Loss on marketable securities	(34)	(1,782)
Amortization of debt discount	(102,938)	(62,067)
CARE / EDD forgiveness	-	102,061
Gain on settlement of debt	45,405	-
Interest expense and financing costs	(255,662)	(170,924)
Total other income (expenses)	(313,229)	(132,712)

Net loss	(1,190,158)	(1,503,087)

Deemed dividend to Series-B preferred stockholders	-	-
Deemed dividend to Series-C preferred stockholders	-	-

Net loss attributable to common stockholders	$(1,190,158)	$(1,503,087)

Weighted average number of common shares outstanding - basic and diluted	25,499,390	7,197,291

Net income/(loss) per common share - basic and diluted	$(0.05)	$(0.21)

See accompanying notes to consolidated financial statements.

METALERT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Preferred Stock										Additional
	Series A		Series B		Series C		Series D		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2021	15,385	$15	3	$-	6	-	-	-	2,123,577	$212	$21,100,504	$(24,177,926)	$(3,077,195)
Issuance of common stock for services	-	-	-	-	-	-	-	-	2,070,965	207	621,039	-	621,246
Issuance of common stock for conversion of debt	-	-	-	-	-	-	-	-	11,406,200	1,141	112,921	-	114,062
Issuance of common stock for financings	-	-	-	-	-	-	-	-	92,309	9	179,991	-	180,000
Issuance of common stock for the conversion of warrants	-	-	-	-	-	-	-	-	153,847	16	24,985	-	25,001
Debt discount	-	-	-	-	-	-	-	-	-	-	129,522	-	129,522
Returning of Preferred A to treasury	(1,539)	(1)	-	-	-	-	-	-	-	-	1	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,503,087)	(1,503,087)
Balance, December 31, 2022	13,846	$14	2	$-	6	-	-	-	17,177,206	$1,718	$24,241,862	$(27,556,471)	$(3,312,877)
Issuance of common stock for services	-	-	-	-	-	-	-	-	745,000	75	56,423	-	56,498
Issuance of common stock for conversion of debt	-	-	-	-	-	-	-	-	7,421,137	742	73,469	-	74,211
Issuance of preferred stock for financings	-	-	-	-	-	-	15,000	2	-	-	99,998	-	100,000
Issuance of common stock for acquisitions	-	-	-	-	-	-	-	-	7,100,000	710	347,190	-	247,900
Fair value of warrants issues for debt	-	-	-	-	-	-	-	-	-	-	25,552	-	25,552
Net loss	-	-	-	-	-	-			-	-	-	(1,190,158)	(1,190,158)
Balance, December 31, 2023	13,846	$14	3	$-	6	-	15,000	2	32,445,931	$3,245	$24,844,494	$(28,746,629)	$(3,898,874)

See accompanying notes to consolidated financial statements.

METALERT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(1,190,158)	$(1,503,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	51,045	33,340
Bad debt expense	-	-
Loss / (gain) on marketable securities	34	1,782
Fair value of common stock issued for services	56,498	621,246
Gain on the extinguishment of debt	(16,680)	-
Gain on settlement of debt and accrued interest	(28,725)	-
Amortization of debt discount	102,938	62,067
Interest and financing costs on long-term convertible debt	-	116,641
Grant from CARE loans	-	(67,870)
Fair value of warrants issued for debt	25,552	-
Changes in operating assets and liabilities:
Accounts receivable	(3,449)	(224)
Inventory	67,629	28,146
Prepaid expenses	4,549	47,241
Other current and non-current assets	(843)	(270)
Accounts payable and accrued expenses	253,200	29,086
Accrued expenses - related parties	267,510	139,352
Loans to/from officers	-	10,000
Deferred revenues	(6,345)	(24,400)

Net cash used in operating activities	(417,245)	(506,950)

Cash flows from investing activities
Proceeds from the sale of marketable securities	-	(3,308)
PP&E purchase	42,408	-

Net cash used in investing activities	42,408	(3,308)

Cash flows from financing activities
Proceeds from the conversion of warrants	-	25,000
Proceeds from Reg A	-	180,000
Proceeds from issuance of preferred stock	100,000	-
Proceeds from issuance of debt	345,500	145,000
Proceeds from line of credit	46,881	144,118
Proceeds from officer loans	38,500	-
Payments of debt	(62,646)	(44,201)
Payments of debt - related party	(5,000)	-
Payments of officer loans - related party	(2,000)	-
Payments on line of credit	(26,492)	(69,467)

Net cash provided by financing activities	434,743	380,450

Net change in cash and cash equivalents	59,906	(129,808)

Cash and cash equivalents, beginning of period	8,534	138,342

Cash and cash equivalents, end of period	$68,440	$8,534

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock for conversion of debt	$74,211	$238,124
Consolidation of debt	137,500	-
Transfer of convertible related party debt	35,000	100,000
Issuance of preferred stock for financings	100,000	-
Related party accrued expenses to convertible debt related party	-	706,248

See accompanying notes to consolidated financial statements.

METALERT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

1. ORGANIZATION AND BASIS OF PRESENTATION

During the periods covered by these financial statements, MetAlert, Inc. and its subsidiaries (the “Company”, “MetAlert”, “we”, “us”, and “our”) were engaged in business operations that design, manufacture and sell various interrelated and complementary products and services in the wearable technology and Personal Location Services marketplace. MetAlert owns 100% of the issued and outstanding capital stock of its two subsidiaries - Global Trek Xploration, Inc., Level 2 Security Products, Inc.

Global Trek Xploration, Inc. is a wearable technology company which designs, manufactures, sells, and distributes tracking and remote patient monitoring solutions for humans. Utilizing patent protected proprietary hardware, software, connectivity, Global Positioning System (“GPS”) and Bluetooth Low Energy (“BLE”) monitoring and tracking platform, which provides real-time tracking and monitoring of people. Utilizing a miniature quad-band GPRS transceiver, antenna, circuitry, battery and inductive charging pad our solutions can be customized and integrated into numerous products whose location and movement can be monitored in real time over the Internet through our 24x7 tracking portal or on a web enabled cellular telephone. Our core products and services are supported by an IP portfolio of patents, patents pending, registered trademarks, copyrights, URL’s and a library of software source code, all of which is managed by Global Trek.

Level 2 Security Products, Inc. is in the high value non-human asset monitoring and recovery business for items such as firearms, vehicles, bikes, boats, ATVs, and a host of other valuable mobile assets which require oversight monitoring and theft recovery.

LOCiMOBILE, Inc’s, digital assets are now under the management of the parent company MetAlert and remain there, post dissolution, of the corporate entity (LOCiMobile, Inc.). The Company’s digital platform which has been at the forefront of Smartphone application (“App”) development since 2008 designs mobile applications that turn the iPhone, iPad, Android and other GPS enabled handsets into a tracking device which can then be tracked from any mobile device or through our proprietary tracking portal or on any connected device with internet access.

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a net loss of $1,190,158 during the year ended December 31, 2023, has incurred losses since inception resulting in an accumulated deficit of $28,746,629 as of December 31, 2023, and has a stockholders’ deficit of $3,898,874 as of December 31, 2023. The Company anticipates further losses in the development of its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

We derive our revenues primarily from hardware sales, subscription services fees, IP licensing and professional services fees. Hardware includes our SmartSole, GunTracker, Military and other Stand-Alone Devices. Subscription services revenues consist of fees from customers accessing our Geo-Location cloud-based platform through subscription or license fee, that are billed monthly, quarterly, semi-annual or annually. Predominately most of our subscriptions at this time are billed monthly and recognized at the time of billing. Professional services and other revenues consist primarily of fees from implementation services, configuration, data services, training and managed services related to our solutions, which are also recognized at the time of billing once the service has been performed/delivered IP licensing is related to any agreement with 3rd parties to license our IP portfolio and that revenue is recognized as per the term of the specific licensing agreements.

The Company’s initial point of contact with its retail customers is thru its e-commerce site whereby any contract with the customer is entered into and dealt with thru the online ordering process and does not require performance beyond delivery. Shipping and handling activities are performed before the customer obtains control of the goods and therefore represent a fulfillment activity rather than a promised service to the customer. Revenue and costs of sales are recognized when control of the products transfers to our customer, which generally occurs upon shipment from our facilities. The Company’s performance obligations are satisfied at that time.

The Company’s recognizes revenues with its wholesale customers, as with retail, upon shipment, and recurring subscription revenue is recognized at the time of billing which is done 30 days in the arrears from delivery of service. Rendering the service obligation fulfilled

Product sales

At the inception of each customer sale, either online or through a purchase order, we assess the goods and services promised in our contracts and identify each distinct performance obligation. The Company recognizes revenue upon the transfer of control of promised products or services to the customer in an amount that depicts the consideration the Company expects to be entitled to for the related products or services. For the large majority of the Company’s sales, transfer of control occurs once the product has shipped and title and risk of loss have transferred to the customer.

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

Other revenue can include various items, such as our professional services arrangements that are recognized on a time and materials basis. Professional services revenues recognized on a time and materials basis are measured monthly based on time incurred and contractually agreed upon rates. Certain professional services revenues are based on fixed fee arrangements and revenues are recognized based on the proportional performance method. In some cases, the terms of our time and materials and fixed fee arrangements may require that we defer the recognition of revenue until contractual conditions are met. Data services and training revenues are generally recognized as the services are performed. Additionally, we have had non-compete revenue from the sale of assets, engineering, and design work, all of which are recognized over the term of the agreed contracts.

Royalty revenue from a non-compete agreement expired in June of 2023.

Licensing Revenue

Licensing revenue recorded by the Company relates exclusively to the Company’s monetization of IP licenses. The Company recognizes revenue for licensing under ASC 606, which provides revenue recognition constraints by requiring the recognition of revenue at the later of the following: 1) sale or usage of the products or 2) satisfaction of the performance obligations. The Company has satisfied its performance obligations and therefore recognizes licensing revenue when the sales to which the licensing relate are completed, under the terms of the specific licensing agreement.

During the year ended December 31, 2023, the Company did not recognize any revenue on settlements.

Disaggregation of Net Sales

The following table shows the Company’s disaggregated net sales by product type:

	December 31, 2023	December 31, 2022
Product sales	$181,022	$213,306
Service income	67,309	121,300
Total	$248,331	$334,606

The following table shows the Company’s disaggregated net sales by customer type:

	December 31, 2023	December 31, 2022
B2B	$182,839	$211,237
B2C	65,492	123,369
Military	-	-
IP	-	-
Total	$248,331	$334,606

Allowance for Doubtful Accounts

We extend credit based on our evaluation of the customer’s financial condition. We carry our accounts receivable at net realizable value. We monitor our exposure to losses on receivables and maintain allowances for potential losses or adjustments. We determine these allowances by (1) evaluating the aging of our receivables; and (2) reviewing high-risk customer’s financial condition. Past due receivable balances are written off when our internal collection efforts have been unsuccessful in collecting the amount due. Our allowance for doubtful accounts was $12,431 as of December 31, 2023, and as of December 31, 2022. The allowance fully reserves any questionable accounts receivable balances over 90 days.

Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold in the accompanying consolidated statements of operations.

Product Warranty

The Company’s warranty policy provides repair or replacement of products (excluding GPS Shoe devices) returned for defects within ninety days of purchase. The Company’s warranties are of an assurance-type and come standard with all Company products to cover repair or replacement should product not perform as expected. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and recovery from suppliers. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty costs. The Company estimates the actual historical warranty claims coupled with an analysis of unfulfilled claims to record a liability for specific warranty purposes. As of December 31, 2023 and 2022, products returned for repair or replacement have been immaterial. Accordingly, a warranty liability has not been deemed necessary.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements at December 31, 2023 and December 31, 2022 and for the years then ended include the accounts of MetAlert, Inc. and the following majority-owned subsidiaries.

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

Inventory

Inventory generally consists of raw materials and finished goods and is valued at the lower of cost (first-in, first-out) or net realizable value. The Company evaluates its inventory for excess and obsolescence on a regular basis. In preparing the evaluation the Company looks at the expected demand for the product, as well as changes in technology, in order to determine whether or not a reserve is necessary to record the inventory at net realizable value. For the years ending December 31, 2023 and 2022 the Company did not recognize any charges to expense associated with excess and obsolete inventory cost adjustments.

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

Research and Development Costs

Research and development costs consist primarily of fees paid to consultants and outside service providers, patent fees and costs, and other expenses relating to the acquisition, design, development and testing of the Company’s products. Research and development expenditures are expensed as incurred and totaled $18,859 and $18,961 for the years ended December 31, 2023 and 2022, respectively.

Concentrations

We can rely on one or two manufacturers to supply us with our GPS SmartSole, in Germany and the U.S. Currently, for the Gun Tracker we have one supplier in China, but in order to have redundances we are looking for sources in the US and Mexico for manufacturing. However, the loss of any of these manufacturers could severely impede our ability to manufacture the GPS SmartSole and Gun Tracker, and thus as we increase production we are looking to augment and grow our vendors and supply chains accordingly.

As of December 31, 2023, the Company had four customers representing approximately 29%, 16%, 16% and 15% of sales and four customers representing approximately 45%, 14%, 11% and 7% of total accounts receivable, respectively. The Company had four customers representing approximately 28%, 21%, 15% and 95% of sales and three customers representing approximately 50%, 22%, and 15% of total accounts receivable, respectively, for the year ended December 31, 2022.

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

	December 31,
	2023	2022
Warrants	846,152	603,846
Preferred B shares	1,600,000	24,616
Preferred C shares	1,000,000	10,264
Preferred D shares	2,600,000	-
Conversion shares upon conversion of notes	111,624,469	110,976,351
Total	117,670,623	111,615,077

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

As of December 31, 2022, the Company owned 42,500 shares of Inventergy Global, Inc. common stock with a fair value of $638. The Company was able to obtain observable evidence that the investment had a market value of $0.015 per share, or an aggregate value of $638 as of the period ended December 31, 2023. As such, the Company recorded no change in market value during the period ended December 31, 2023, in its statement of operations.

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

The Company was able to obtain observable evidence that the remaining 2,000 shares had a market value of $11 as of December 31, 2023, as such, the Company recorded a change in the fair value of the shares, resulting in a net loss from the investment in Inpixon shares of $34 during the current period ended December 31, 2023.

4. INVENTORY

Inventories consist of the following:

	December 31,
	2023	2022
Raw materials	$24,936	$51,531
Finished goods	206,882	18,581
Total Inventories	$231,818	$70,112

5. ASSET ACQUISITION

On September 5, 2023, the Company finalized the acquisition of Level 2 Security, LLC, a Delaware corporation (“Level 2”), pursuant to which Level 2 will merge with and into Level 2 Security Products, Inc. a Nevada corporation wholly-owned by MetAlert, Inc.

The Company completed the merger of Level 2, in accordance with the terms of the Merger Agreement. Under the terms of the Merger Agreement, the Company issued an aggregate of 7,100,000 shares of Company common stock (the “Merger Shares”) to the owners of Level 2 and an aggregate of $200,000 in principal amount for convertible promissory notes (the “Merger Notes”), which were delivered to the owners of Level 2.

At the merger date, the Company received 2 commercial ready locate and recovery devices (GUNALERT and IF IT MOVES), approximately $40,000 in cash and 3,700 units of ready to ship product inventory of GUNALERT and IF IT MOVES, Intellectual Property of $276,157 (inclusive of trademarks, tooling, molds, and development costs), digital collateral, an online Shopify store, an Amazon account, smartphone apps, and an ongoing research and development roadmap for possible future product releases.

The Company concluded that the arrangement meets the definition of an asset acquisition rather than a business combination, as substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset, Level 2’s design and production of the recovery devices. In addition, the Company did not obtain any substantive processes, assembled workforce, or employees capable of producing outputs in connection with the Asset Acquisition.

The Company determined that the cost to acquire the asset was $547,900 which was recorded as acquired IPR&D. The fair value of the consideration issued consisted of the 7,100,000 shares of Common Stock valued at $347,900 and $200,000 in convertible notes. The identifiable finite-lived assets are being amortized over their useful life, which was determined to be 5 years as of the closing date.

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

The following allocation of the purchase price is as follows:

Consideration given:
Convertible notes	200,000
Common stock	347,900
547,900

Assets and liabilities acquired:
Cash	42,408
Inventory	229,335
Intangible assets:
Patents and trademarks	50,000
Tooling & molds	25,300
Website development	9,400
Software development	191,457

547,900

6. PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	December 31,
	2022	2021
Software	$25,890	$25,890
Website development	91,622	91,622
Software development	394,772	394,772
Equipment	1,750	1,750
Less: accumulated depreciation	(488,254)	(454,913)

Total property and equipment, net	$25,780	$59,121

Depreciation expense for the years ended December 31, 2023 and 2022 was $33,341 and $33,340, respectively, and is included in general and administrative expenses.

7. INTANGIBLE ASSETS

Intangible assets, net, consists of the following:

	December 31, 2023	December 31, 2022
Trademarks	$3,308	$3,308
Tooling and molds	25,300	-
Website development	9,400	-
Software development	191,457	-
Acquired patents and trademarks	50,000	-
Less: accumulated amortization	(17,704)	-
Total intangible assets, net	$261,761	$3,308

Amortization expense for the period ended December 31, 2023, and 2022 was $17,704 and $0, respectively, and is included in general and administrative expenses.

As part of the Level 2 Securities LLC acquisition, the Company determined the value of the IP (various tooling, product and software development, trademarks, and patents costs) at this early stage, pre-revenue, by taking the accumulated selected costs, summing them by category, and calculating each categories percent of the total, to come up with a list of capitalizable assets that had value as part of the merger. These accumulated capitalized costs were then applied an obsolescence factor to discount those values, allowing for an arm’s length, non-bargain purchase price. This allocation of the IP was done using the cost approach as the economic benefit to MetAlert are the avoided costs spent to date, and thus would not have to spend those development costs going forward ourselves.

This method is especially relevant when there are no reliable forecasts for the business at date of acquisition or said forecasts would involve a lot of speculation. We then determined that a 5-year amortization period for these assets would be considered reasonable.

8. NOTES & LOANS PAYABLE

The following table summarizes the components of our short-term borrowings:

	December 31, 2023	December 31, 2022
(a) Term loan	$146,195	$149,120
(b) Revolving line of credit	7,000	7,000
(b) Revolving line of credit	95,040	74,651
Total	$248,235	$230,771

(a) Term loan(s)

In 2022, the Company entered into an unsecured short-term loan agreements with various third parties for an aggregate principal balance of $145,000 at an interest rate of 5% per annum, with the interest adjusted to 10% in the case of a default. One loan for $25,000 was paid in full on April 14, 2022, leaving $120,000 outstanding as of December 31, 2023.

In September of 2019, the Company entered into an unsecured term loan agreement with a third party for an aggregate principal balance of $50,000 at an interest rate of 5% per annum in relation to an Asset Purchase Agreement. The term loan became due on December 31, 2020, and is currently past due. The principal balance outstanding on the note as of December 31, 2023, was $34,176, which included $7,981 in interest, $4,500 in cash payments to principal and reductions of $19,305 due to sublet fees for office space and principal payments.

(b) Lines of Credit

The Company obtained a revolving line of credit agreement with an accredited investor of $500,000 during 2018. There were three borrowings against the line as of December 31, 2018 for aggregate borrowings of $65,000 and two borrowing in 2019 for $65,000 for a total of $130,000. During the period ended December 31, 2020, the Company repaid $76,000 in principal and all of its accrued interest of $4,204, resulting in a balance due of $22,000 as of December 31, 2020. During the period ended December 31, 2021, the Company repaid $10,000 in principal and all of its interest of $560, as incurred, resulting in a balance due of $7,000 as of December 31, 2021. There were no changes to the line of credit for the period ending December 31, 2023.

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

The Company also has an unsecured line of credit, guaranteed by its CEO, with its business bank, Union Bank, whereby funds can be borrowed at a revolving adjustable rate of 2 points over prime, currently 8.25%, with a max borrowing amount of $100,000. The balance at December 31, 2023 and December 31, 2022 was $95,040 and $81,651, respectively, with $46,881 having been borrowed and $26,492 paid back in the December 31, 2023 period.

9. CONVERTIBLE PROMISSORY NOTES – PAST DUE

As of December 31, 2023 and December 31, 2022, the Company had a total of $1,483,764 and $843,000, respectively, of convertible notes payable, which consisted of the following:

	December 31, 2023	December 31, 2022
Convertible Notes – with fixed conversion, past due	$415,500	$843,000
Convertible Notes – with fixed conversion	732,500	-
Convertible Notes – with fixed conversion and OID	74,930	-
Convertible Note – with variable conversion	68,000	-
Notes issued in relation to acquisition – with fixed conversion	200,000	-
Less: Debt discount	(6,788)	-
Total convertible notes, net of debt discount	$1,484,142	$843,000

a)	Included in Convertible Notes - with fixed conversion terms, are loans provided to the Company from various investors These notes carry simple interest rates ranging from 0% to 12% per annum and with terms ranging from 1 to 2 years. In lieu of the repayment of the principal and accrued interest, the outstanding amounts are convertible, at the option of the note holder, generally at any time on or prior to maturity and automatically under certain conditions, into the Company’s common shares at $0.015 to $0.30 per share. These notes became due in 2017 and prior, and are currently past due.

During the twelve months ended December 31, 2022, $100,000 of the Company’s executive notes were transferred to third parties for cash. The transferred notes had no change in terms thus no resulting gain or loss on the extinguishment and transfer. As per the original terms the notes bear a 10% annual interest rate, gives the holder the right, but not the obligation to convert up to 50% of the amount advanced and accrued interest into shares, warrants or options of common or preferred stock of the Company at fixed rate of $0.01 per share. As of December 31, 2022, the Company had paid off a $10,000 note with $4,639 of accrued interest for cash, and converted $5,000 of a note with $460 in accrued interest into 546,000 shares of common stock.

During the twelve months ending December 31, 2023, noteholders converted $31,515 of notes with accrued interest of $4,015 into 31,151,537 shares of common stock. On March 14, 2023, the Company entered into an unsecured short-term loan agreement with a third party for an aggregate of $74,650 with an interest rate of 12%, an original issue discount of $7,150, financing costs of $2,500, with installment payments of $8,361 paid back monthly starting 45 days from the issuance date, with $66,886 of payments having paid as of September 30, 2023. This same lender entered into another unsecured note for $68,000 with a 35% discount to market rate, if the note was note paid back by September 30, 2024.

During the twelve months ended December 31, 2023, an additional $35,000 of the Company’s executive notes were transferred to third parties for cash. The transferred notes had no change in terms thus no resulting gain or loss on the extinguishment and transfer. As per the original terms the notes bear a 10% annual interest rate, gives the holder the right, but not the obligation to convert up to 50% of the amount advanced and accrued interest into shares, warrants or options of common or preferred stock of the Company at fixed rate of $0.01 per share.

A noteholder invested $125,000 on June 9, 2023, and an additional $35,000 on September 20, 2023, in the Company with convertible notes at a 10% interest rate and a fixed conversion price of $0.04 and $0.05, respectively.

On July 25, 2023, and August 30, 2023, a noteholder invested $30,000 each in the Company with convertible notes that have a 17% OID and a fixed conversion price of $0.11.

During the twelve months ended December 31, 2023, the Company consolidated various past-due convertible promissory notes in an aggregate amount of $400,000 inclusive of interest at a 12% interest rate and with conversion rates ranging from .30 to $9.75 with an investor into a new single note. The convertible promissory note agreement bears interest at seven (6%) percent, has a one (1) year maturity date. The note may be repaid in whole or in part any time prior to maturity. The promissory note is convertible at the investor’s sole discretion, into common shares at a conversion price of $4.00. The resulting modification of the notes resulted in a forgiveness of accrued interest of $27,537.

During the twelve months ended December 31, 2023, the Company issued $200,000 in convertible notes in conjunction with the purchase of Level 2 Securities, LLC. These notes agreements bear an interest rate of 10% and are convertible at the investor’s sole discretion, into common shares at a conversion price of $0.01.

As of December 31, 2023, and December 31, 2022, $415,500 and $678,000 of these convertible notes are currently past due, with no associated penalties.

10. CARE Loans

	December 31, 2023	December 31, 2022
a) PPP loan – short term	$-	$-
b) EIDL loan – short term	12,972	7,903
b) EIDL loan – long term	137,028	142,097
Total CARE loans	$150,000	$150,000

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

During the period ended December 31, 2022, the Company received notification that the loan was forgiven, and as such, $68,870 of principal has been recognized on the income statement under other income, as of December 31, 2022.

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

As of December 31, 2023, the Company calculated that 31 months of the 360 periods on the 30-year loans should be considered short-term (months since installment plan was supposed to begin), and as such $12,972 is considered short-term liabilities, has accrued interest on the loan of $21,733 as of December 31, 2023, or until the Company has received more definitive correspondence related to any potential forgiveness.

11. RELATED PARTY TRANSACTIONS

Convertible Notes Due to Related Parties

During the period ended December 31, 2023, the related parties converted $40,000 of debt, plus interest, for 4,269,600 shares of common stock. Additionally, the Company’s executives transferred $35,000 of their outstanding employee notes for cash to a third party. Lastly, one executive applied various payments to a note The transferred notes had no change in terms, thus resulting in no gain or loss on the extinguishment related to the transfer of debt, making the outstanding balance on the related party notes on December 31, 2023, as $1,219,313, net of debt discounts.

During the period ended December 31, 2022, the Company relieved the outstanding payables due to related parties by $706,248 and converted those amounts into additional notes with an aggregate amount of $706,248. As the conversion price embedded in the note agreements was below the trading price of the common stock on the dates of issuance, a beneficial conversion feature (BCF) was recognized at the date of issuance. The Company recognized a debt discount at the date of issuance in the aggregate amount of $167,339 related to the intrinsic value of beneficial conversion feature. The related parties converted $108,602 of debt for 4,269,600 shares of common stock. Additionally, the Company’s executives transferred $100,000 of their outstanding employee notes for cash to a third party, which lowered the related party notes and increased the convertible note balance by $100,000. The transferred notes had no change in terms, thus resulting in no gain or loss on the extinguishment related to the transfer of debt, making the outstanding balance on the related party notes on December 31, 2022, as $1,206,738, net of debt discounts.

Accrued wages and costs - In order to preserve cash for other working capital needs, various officers, members of management, employees and directors agreed to defer portions of their wages and sometimes various out-of pocket expenses since 2011. As of December 31, 2023, and 2022, the Company owed $195,791 and $26,948, respectively, for such deferred wages and other expenses owed for other services which are included in the accrued expenses – related parties on the accompanying balance sheet.

Officer Loans

On November 18, 2022, an officer loaned the Company $10,000 at a 10% interest rate on a short-term basis.

During the period ended December 31, 2023, the same office loaned another $3,500, was paid $2,000 in principal and $850 in interest, leaving a balance of $11,500 in principal on December 31, 2023.

A second officer loaned the Company $35,000, both at the 10% interest rate, with a total of $2,000 in principal and $850 in interest being paid back during this period.

For the period ending December 31, 2023, the outstanding balance on officer loans was $46,500.

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

13. INCOME TAXES

Reconciliations of the total income tax provision tax rate to the statutory federal income tax rate of 21% for the years ended December 31, 2023 and 2022, are as follows:

	2023	2022

Federal income tax benefit calculated at statutory rate	$288,764	$423,743
State income tax benefit, net of federal benefit	116,236	87,257
Less: Stock based compensation expense	(21,000)	(226,000)
Effect of rate change from 34% to 21%	(2,664,000)	(2,517,000)
Change in valuation allowance	2,280,000	2,232,000
Net tax provision	$-	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows at December 31:

	2023	2022
Deferred tax asset attributable to:
Net operating losses carried forward	$4,303,602	$4,066,525
Less: Valuation allowance	(4,303,602)	(4,066,525)
Net deferred tax asset	$-	$-

At December 31, 2023, the Company had an unused net operating loss carryover approximating $20,490,931, subject to section 382 limitations, that is available to offset future taxable income, which expires beginning in 2028.

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

14. EQUITY

The Company has 10,000,000 shares of preferred stock authorized. From this pool the following preferred shares have been classified as:

Preferred Stock – Series A

During the year ended December 31, 2018, the Company authorized 1,000,000 of preferred Series A preferred shares, which shares to have voting rights equal to two-thirds of all the issued and outstanding shares of common stock, shall be entitled to vote on all matters of the corporation, and shall have the majority vote of the board of directors. The subject preferred stock lacks any dividend rights, does not have liquidation preference, and is not convertible into common stock. During the year ended December 31, 2018, the Company issued one million shares to certain officers and board members. The Company retained a third-party valuation firm whose input was utilized in determining the related per share valuation of the preferred shares. Based on Management’s assessment and the valuation report, the fair value of the preferred shares was determined to be $0.0463 per share or an aggregate of $46,363. During the fiscal year ended December 31, 2022, 100,000 shares (1,539 with the reverse), were returned to treasury and of the 900,000 shares (13,846 after the reverse) all remain outstanding as of December 31, 2023.

As of December 31, 2020, it was determined that the Preferred A shareholders having the majority vote. Can agree to increase the number of authorized shares, if needed, to settle any convertible debt, and thus any derivative liabilities are not necessary to reserve for this.

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

During the period ended December 31, 2021, the two accredited investors converted 70 Series B preferred shares into 28,000,000 common shares at the conversion price of $0.0025, leaving a balance of 180 Series B as of December 31, 2022, which with the reverse leaves a balance of 3 as of December 31, 2023.

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

During the period ended December 31, 2021, the two accredited investors converted 150 Series C preferred shares into 10,000,000 common shares at the conversion price of $0.01, leaving a balance of 675 Series C as of December 31, 2022, which with the reverse leaves a balance of 6 as of December 31, 2023.

Preferred Stock – Series D

During the period ended December 31, 2023, the Company authorized 100,000 shares of preferred stock to be designated available for Series D preferred shares that have a convertible value into 100 shares of the Company’s common stock. The holder(s) of the shares of Series D Preferred Stock shall have no other rights, privileges or preferences with respect to the Series D Preferred Stock.

During the period ended December 31, 2023, the Company issued 15,000 Series D preferred shares and to an accredited investor for their $100,000 investment in the financing. The Series D preferred shares shall have a fixed conversion price equal to 100 share’s of common stock, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the Common Stock. The Company considered the accounting effects of the existence of the conversion feature of the Series D Preferred Stock at the date of issuance. As of the period ended December 31, 2023, there is a 15, balance in the preferred D.

Common Stock

The Company issued the following shares of common stock for the years ended December 31:

	2023		2022
	Value of Shares	# of shares	Value of Shares	# of shares
Shares issued for services rendered	$56,498	745,000	$621,246	2,070,965
Shares issued for conversion of warrants	-	-	25,001	153,847
Shares issued for conversion of debt	74,211	7,421,137	114,062	11,406,200
Shares issued for services rendered	347,900	7,100,000	-	-
Shares issued for financing	-	-	180,000	92,309

Total shares issued	$478,609	15,266,137	$940,349	13,723,321

Shares issued for services rendered were to various members of management, employees and consultants and are generally expensed as Stock-Based Compensation in the accompanying consolidated statement of operations. Shares issued for conversion of debt relate to conversions of both short and long term debt as discussed in Note 8.

During the year ended December 31, 2023 the Company issued 745,000 shares of common stock with a fair value of $56,498 at the date of grant for services, shares issued for the conversion of debt were 7,421,137 shares of common stock with a fair value of $74,211 at the grant date and 7,100,000 of shares of common stock with a fair value of $347,900 at the grant date for shares issued related to an acquisition.

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

During the years ended December 31, 2023, and 2022, the Company did not issue any shares of common stock for financing costs.

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

A summary of the Company’s warrant activity and related information is provided below (the exercise price and the number of shares of common stock issuable upon the exercise of outstanding warrants have been adjusted to reflect a 1-for-75 reverse stock split.):

	Exercise Price $	Number of Warrants
Outstanding and exercisable at December 31, 2021	0.16 – 2.60	757,693
Warrants exercised	0.16	(153,847)
Warrants granted	-	-
Warrants expired	-	-)
Outstanding and exercisable at December 31, 2022	0.16 – 2.60	603,846
Warrants exercised	-	-
Warrants granted	0.05-0.15	400,000
Warrants expired	0.015	(157,692)
Outstanding and exercisable at December 31, 2023	0.16 – 2.60	846,154

Stock Warrants as of December 31, 2023
Exercise Price	Warrants Outstanding	Remaining Life (Years)	Warrants Exercisable
$0.05	300,000	.40	300,000
$0.15	100,000	2.11	100,000
$0.1625	100,000	2.11	100,000
$2.60	346,154	0.26	346,154

During the period ended December 31, 2022, no new warrants were issued and 153,847 warrants were exercised. The 603,846 outstanding and exercisable warrants at December 31, 2022 had an intrinsic value of $96,615.

During the period ended December 31, 2023, 400,000 new warrants were issued and 157,692 warrants expired. The 846,154 outstanding and exercisable warrants at December 31, 2023 had an intrinsic value of $39,008.

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

The Plan provides for the issuance of a maximum of 7,000,000 shares of which, after adjusting for estimated pre-vesting forfeitures and expired options, approximately 2,235,000 were available for issuance as of December 31, 2023.

No options were granted during 2023 and 2022.

15. COMMITMENTS & CONTINGENCIES

Bonuses

The Company has an employment agreement with its CEO which, among other provisions, provide for the payment of a bonus, as determined by the Board of Directors, in amounts ranging from 15% to 50% of the executive’s yearly compensation, to be paid in cash or stock at the Company’s sole discretion, if the Company has an increase in year over year revenues and the Executive performs his duties (i) within the time frame budgeted for such duties and (ii) at or below the cost budgeted for such duties. No such bonuses were declared or accrued during the years ending December 31, 2023, or 2022.

Contingencies

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure you that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events. No such contingencies were declared or accrued during the years ending December 31, 2023, or 2022.

16. SUBSEQUENT EVENTS

On January 10, 2024, the Company issued 600,000 shares of Common Stock to an advisor at a fixed price of $0.03.

On January 16, 2024, an investor as part of his Securities Purchase Agreement, received Preferred Series D shares for an investment of $100,000.

On February 1, 2024, the Company issued 800,000 shares of Common Stock to an advisor at a fixed price of $0.34.

On March 12, 2024, an investor as part of his Securities Purchase Agreement, received Preferred Series D shares for an investment of $100,000.

