Form 10-Q
period 2024-03-31
Metalert, Inc.
filed 2024-06-26
CIK 1375793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2024

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,845,931 common shares issued and outstanding as of June 26, 2024.

METALERT INC. AND SUBSIDIARIES

For the quarter ended March 31, 2024

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

METALERT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$86,095	$68,440
Accounts receivable, net	25,040	17,408
Inventory	236,639	231,818
Investment in marketable securities	649	649
Other current assets	4,282	4,339
Total current assets	352,705	322,654

Property and equipment, net	20,445	25,780
Intangible assets, net	248,142	261,761

Total assets	$621,292	$610,195

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$221,109	$264,671
Accrued expenses	135,074	327,338
Accrued expenses, related parties	1,019,720	762,365
Deferred revenues	7,699	6,505
Short-term debt – line of credit	98,064	102,040
Short-term debt - CARE loans	14,236	12,972
Convertible promissory notes, net of discount	1,473,500	1,484,142
Convertible notes, related parties, net of discount	1,226,426	1,219,313
Notes payable	146,195	146,195
Notes payable – related parties	46,500	46,500
Total current liabilities	4,388,523	4,372,041

Long-term debt - CARE loan	135,764	137,028

Total liabilities	4,524,287	4,509,069

Commitments and contingencies

Stockholders’ deficit:
Preferred stock series A, $0.001 par value; 1,000,000 shares authorized; 13,846 shares issued and outstanding at March 31, 2024 and December 31, 2023	14	14
Preferred stock series B, $0.001 par value; 10,000 shares authorized, 3 and 3 issued and outstanding at March 31, 2024 and December 31, 2023, respectively	-	-
Preferred stock series C, $0.001 par value; 1,000 shares authorized, 6 and 6 issued and outstanding at March 31, 2024 and December 31, 2023, respectively	-	-

Preferred stock series D, $0.001 par value; 100,000 shares authorized, 75,000 and 15,000 issued and outstanding at March 31, 2024 and December 31, 2023, respectively	8	2
Common stock, $0.0001 par value; 2,071,000,000 shares authorized; 33,845,931 and 32,445,931 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	3,385	3,245
Additional paid-in capital	25,091,372	24,844,494
Accumulated deficit	(28,997,774)	(28,746,629)
Total stockholders’ deficit	(3,902,995)	(3,898,874)
Total liabilities and stockholders’ deficit	$621,292	$610,195

See accompanying notes to condensed consolidated financial statements.

METALERT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Product sales	$24,942	$54,391
Service income	23,376	18,302
Licensing income	-	-
Total revenues	48,318	72,693

Cost of products sold	4,474	26,063
Cost of service revenue	655	4,305
Cost of licensing revenue	-	-
Total cost of goods sold	5,129	30,368

Gross margin	43,189	42,325

Operating expenses:
Wages and benefits	82,883	123,645
Professional fees	56,282	31,524
Sales and marketing expenses	7,785	-
General and administrative	72,246	65,869

Total operating expenses	219,196	221,038

Loss from operations	(176,007)	(178,713)

Other income (expenses):
Gain/loss on settlement of debt	-	-
Gain/loss on marketable securities	-	(34)
Amortization of debt discount	(11,400)	(21,054)
Grant from Care loans	-	-
Interest expense and financing costs	(63,738)	(49,345)

Total other income (expenses)	(75,138)	(70,433)

Net income (loss)	$(251,145)	$(249,146)

Weighted average number of common shares outstanding - basic and diluted	33,498,678	21,287,618

Net income (loss) per common share - basic and diluted	$(0.01)	$(0.01)

See accompanying notes to condensed consolidated financial statements.

METALERT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Three Months Ended March 31, 2024 and March 31, 2023 (Unaudited)

For the Three Months Ended March 31, 2023 (Unaudited)

	Series A Preferred		Series B Preferred		Series C Preferred		Series D Preferred		Common Shares		Additional
	Shares		Shares		Shares		Shares		Shares		Paid-In	Accumulated	Equity
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Deficit	(Deficit)
Balance December 31, 2023	13,846	$14	3	$-	6	$-	15,000	2	32,445,931	$3,245	$24,844,494	$(28,746,629)	$(3,898,874)
Issuance of common stock for services	-	-	-	-	-	-	-	-	1,400,000	140	46,884	-	47,024
Issuance of preferred stock for financings	-	-	-	-	-	-	60,000	6	-	-	199,994	-	200,000
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	(251,145)	(251,145)
Balance March 31, 2024	13,846	$14	2	$-	6	$-	75,000	8	33,845,931	$3,385	$25,091,372	$(28,997,774)	$(3,902,995)

For the Three Months Ended March 31, 2022 (Unaudited)

	Series A Preferred		Series B Preferred		Series C Preferred		Series D Preferred		Common Shares		Additional
	Shares		Shares		Shares		Shares		Shares		Paid-In	Accumulated	Equity
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Deficit	(Deficit)
Balance December 31, 2022	13,846	$14	2	$-	19	$-	-	-	17,179,794	$1,718	$24,241,862	$(27,556,471)	$(3,312,877)
Issuance of common stock for the conversion of notes	-	-	-	-	-	-	-	-	5,653,671	565	55,971	-	56,536
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	(249,146)	(249,146)
Balance March 31, 2023	13,846	$14	2	$-	19	$-	-	-	22,833,465	$2,283	$24,297,833	$(27,805,617)	$(3,505,487)

The accompanying notes are an integral part of these consolidated financial statements.

METALERT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income / (loss)	$(251,145)	$(249,146)
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Depreciation and amortization	21,954	8,335
Change in fair value of marketable securities	-	34
Stock based compensation	47,024	-
Grant from CARE loans	-	-
Amortization of debt discount	11,401	21,054
Loss on the settlement of debt and accrued interest	-	-
Bonus shares issued	-	-
Payment proceeds against loan	-	-
Changes in operating assets and liabilities:
Accounts receivable	(7,632)	(14,460)
Inventory	(4,821)	603
Other current and non-current assets	57	3,275
Accounts payable and accrued expenses	(235,826)	(16,709)
Accrued expenses - related parties	257,355	104,687
Accrued interest and financing costs	-	61,201
Deferred revenues	1,194	(3,175)
Due to/from Officers	-	35,000

Net cash used in operating activities	(160,439)	(49,301)

Cash flows from investing activities
PP&E purchases	(3,000)	-
Proceeds from the sale of marketable securities	-	-

Net cash used in investing activities	(3,000)	-

Cash flows from financing activities
Proceeds from line of credit	-	7,000
Proceeds from issuance of preferred stock	200,000	-
Proceeds from the exercise of warrants	-	-
Proceeds from the issuance of debt	-	65,000
Payments on notes	(14,930)	-
Payments on debt	(3,976)	(26,563)

Net cash provided by financing activities	181,094	45,437

Net change in cash and cash equivalents	17,655	(3,864)

Cash and cash equivalents, beginning of period	68,440	8,535

Cash and cash equivalents, end of period	$86,095	$4,671

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock for conversion of debt and interest	$-	$56,536
Debt discount on convertible notes	$-	$7,150
Conversion of preferred stock to common stock	$-	$-

See accompanying notes to condensed consolidated financial statements.

METALERT INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of MetAlert have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included. Our operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2023, which are included in our Annual Report on Form 10-K.

The accompanying consolidated financial statements reflect the accounts of MetAlert, Inc. and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has a stockholders’ deficit of $3,902,995 and negative working capital of $4,035,818 as of March 31, 2024 and used cash in operations during the period then ended. The Company anticipates further losses in the development of its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan until such time as revenues and related cash flows are sufficient to fund our operations.

The Company’s independent registered public accounting firm has also included explanatory language in their opinion accompanying the Company’s audited financial statements for the year ended December 31, 2023. The Company’s financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

During the period ended March 31, 2024, the Company did not recognize any revenue on settlements.

Disaggregation of Net Sales

The following table shows the Company’s disaggregated net sales by product type:

	March 31, 2024	March 31, 2023
Product sales	$24,942	$54,391
Service income	23,376	18,302
IP and consulting income	-	-
Total	$48,318	$72,693

The following table shows the Company’s disaggregated net sales by customer type:

	March 31, 2024	March 31, 2023
B2B	$32,809	$57,680
B2C	25,509	15,013
Military	-	-
IP	-	-
Total	$48,318	$72,693

Allowance for Doubtful Accounts

We extend credit based on our evaluation of the customer’s financial condition. We carry our accounts receivable at net realizable value. We monitor our exposure to losses on receivables and maintain allowances for potential losses or adjustments. We determine these allowances by (1) evaluating the aging of our receivables; and (2) reviewing high-risk customers financial condition. Past due receivable balances are written off when our internal collection efforts have been unsuccessful in collecting the amount due. Our allowance for doubtful accounts was $11,599 as of March 31, 2024 and $11,599 as of December 31, 2023. The allowance fully reserves our accounts receivable balances over 90 days.

Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold in the accompanying consolidated statements of operations.

Product Warranty

The Company’s warranty policy provides repair or replacement of products (excluding GPS Shoe devices) returned for defects within ninety days of purchase. The Company’s warranties are of an assurance-type and come standard with all Company products to cover repair or replacement should product not perform as expected. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and recovery from suppliers. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty costs. The Company estimates the actual historical warranty claims coupled with an analysis of unfulfilled claims to record a liability for specific warranty purposes. As of March 31, 2024 and 2023, products returned for repair or replacement have been immaterial. Accordingly, a warranty liability has not been deemed necessary.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements at March 31, 2024 and December 31, 2023 and for the years then ended include the accounts of MetAlert, Inc. and the following majority-owned subsidiaries.

Subsidiary:	Percentage Owned
	March 31, 2024	December 31, 2023
Global Trek Xploration	100.00%	100.00%
Level 2 Security Products, Inc. (see Footnote 5)	100.00%	100.00%

All Intercompany transactions have been eliminated upon consolidation.

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

As of March 31, 2024, the Company had four customers representing approximately 9%, 8%, 5% and 55% of sales and four customers representing approximately 39%, 10%, 10% and 9% of total accounts receivable, respectively. The Company had four customers representing approximately 29%, 16%, 16% and 15 of sales and four customers representing approximately 45%, 14%, 11% and 7% of total accounts receivable, respectively, for the period ended March 31, 2023.

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

Marketable Securities

The Company’s securities investments that are acquired and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value based on quoted market price (level 1) on the balance sheet in current assets, with the change in fair value during the period included in earnings. As of March 31, 2024 and December 31, 2023 the fair value of our investment in marketable securities was $649 and $649, respectively.

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

	March 31,
	2024	2023
Warrants	628,205	603,846
Preferred B shares	18,462	17,046
Preferred C shares	6,154	10,390
Preferred D shares	7,500,000	-
Conversion shares upon conversion of notes	114,372,483	83,935,166
Total	122,525,304	84,566,448

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

As of December 31, 2022, the Company owned 42,500 shares of Inventergy Global, Inc. common stock with a fair value of $638. The Company was able to obtain observable evidence that the investment had a market value of $0.015 per share, or an aggregate value of $638 as of the period ended March 31, 2024. As such, the Company recorded no change in market value during the three months ended March 31, 2024, in its statement of operations.

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

During the period ended December 31, 2022, the Company shares were reversed down to 27 shares. The Company was able to obtain observable evidence that these 27 shares had a market value of $45 as of December 31, 2021, as such, the Company recorded a loss from the decrease in the fair value of the shares of $1,995, resulting in a net loss from their investment in Inpixon shares during the period ended December 31, 2022.

The Company was able to obtain observable evidence that the remaining 2,000 shares had a market value of $11 as of March 31, 2024, as such, there was no change during the current period ended March 31, 2024.

4. INVENTORY

Inventories consist of the following:

	March 31, 2024	December 31, 2023
Raw materials	$14,094	$24,936
Finished goods	222,545	206,882
Total Inventories	$236,639	$231,818

5. PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	March 31, 2024	December 31, 2023
Software	$25,890	$25,890
Website development	91,622	91,622
Software development	394,772	394,772
Equipment	1,750	1,750
Less: accumulated depreciation	(496,589)	(488,254)
Total property and equipment, net	$20,445	$25,780

Depreciation expense for the period ended March 31, 2024 and 2023 was $8,335 and $8,335, respectively, and is included in general and administrative expenses.

6. INTANGIBLE ASSETS

Intangible assets, net, consists of the following:

	March 31, 2024	December 31, 2023
Trademarks	$3,308	$3,308
Tooling and molds	25,300	25,300
Website development	9,400	9,400
Software development	191,457	191,457
Acquired patents and trademarks	50,000	50,000
Less: accumulated amortization	(31,323)	(17,704)
Total intangible assets, net	$248,142	$261,761

Amortization expense for the period ended March 31, 2024, and 2023 was $13,619 and $0 respectively, and is included in general and administrative expenses.

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

7. NOTES & LOANS PAYABLE

The following table summarizes the components of our short-term borrowings:

	March 31, 2024	December 31, 2023
(a) Term loan	$146,195	$146,195
(b) Revolving line of credit	7,000	7,000
(b) Revolving line of credit	91,064	95,040
Total	$244,259	$248,235

(a) Term loans

In 2022, the Company entered into unsecured short-term loan agreements with various third parties for an aggregate principal balance of $145,000 at an interest rate of 5% per annum, with the interest adjusted to 10% in the case of a default. One loan for $25,000 was paid in full on April 14, 2022, leaving $120,000 outstanding as of March 31, 2024.

In September of 2019, the Company entered into an unsecured term loan agreement with a third party for an aggregate principal balance of $50,000 at an interest rate of 5% per annum in relation to an Asset Purchase Agreement. The term loan became due on December 31, 2020, and is currently past due. The principal balance outstanding on the note as of March 31, 2024, was $35,488, which included $9,293 in interest, $4,500 in cash payments to principal and reductions of $19,305 due to sublet fees for office space and principal payments.

The Company also has an unsecured line of credit, guaranteed by its CEO, with its business bank, Union Bank, whereby funds can be borrowed at a revolving adjustable rate of 2 points over prime, currently 8.25%, with a max borrowing amount of $100,000. The balance at March 31, 2024 and December 31, 2023 was $91,064 and $90,040, respectively, with $0 having been borrowed and $3,975 paid back in the March 31, 2024 period.

(b) Lines of Credit

The Company obtained a revolving line of credit agreement with an accredited investor of $500,000 during 2018. There were three borrowings against the line as of December 31, 2018 for aggregate borrowings of $65,000 and two borrowing in 2019 for $65,000 for a total of $130,000. During the period ended December 31, 2020, the Company repaid $76,000 in principal and all of its accrued interest of $4,204, resulting in a balance due of $22,000 as of December 31, 2020. During the period ended December 31, 2021, the Company repaid $10,000 in principal and all of its interest of $560, as incurred, resulting in a balance due of $7,000 as of December 31, 2021. There were no changes to the line of credit for the period ending March 31, 2024.

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

The Company also has an unsecured line of credit, guaranteed by its CEO, with its business bank, Union Bank, whereby funds can be borrowed at a revolving adjustable rate of 2 points over prime, currently 8.25%, with a max borrowing amount of $100,000. The balance at March 31, 2024 and December 31, 2023 was $91,065 and $95,040, respectively, with $0 having been borrowed and $3,975 paid back in the March 31, 2024 period.

8. CONVERTIBLE PROMISSORY NOTES

As of March 31, 2024 and December 31, 2023, the Company had a total of $1,473,500 and $1,454,142, respectively, of outstanding convertible notes payable, which consisted of the following:

	March 31, 2024	December 31, 2023
Convertible Notes – with fixed conversion, past due	$415,500	$415,500
Convertible Notes – with fixed conversion	732,500	732,500
Convertible Notes – with fixed conversion and OID	60,000	74,930
Convertible Note – with variable conversion	68,000	68,000
Notes issued in relation to acquisition – with fixed conversion	200,000	200,000
Less: Debt discount	(2,500)	(6,788)
Total convertible notes, net of debt discount	$1,473,500	$1,484,142

a)	Included in Convertible Notes - with fixed conversion terms, are loans provided to the Company from various investors These notes carry simple interest rates ranging from 0% to 12% per annum and with terms ranging from 1 to 2 years. In lieu of the repayment of the principal and accrued interest, the outstanding amounts are convertible, at the option of the note holder, generally at any time on or prior to maturity and automatically under certain conditions, into the Company’s common shares at $0.015 to $0.30 per share. These notes became due in 2017 and prior, and are currently past due.

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

As of December 31, 2023, and December 31, 2022, $415,500 and $678,000 of these convertible notes are currently past due, with no associated penalties.

9. CARE Loans

	March 31, 2024	December 31, 2023
a) EIDL loan – short term	$14,236	$12,972
a) EIDL loan – long term	135,764	137,028
Total CARE loans	$150,000	$150,000

(a) Economic Injury Disaster Loan

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

As of March 31, 2024, the Company calculated that 34 months of the 360 periods on the 30-year loans should be considered short-term, and as such moved $14,236 to short-term liabilities, and has accrued interest on the loan of $23,369 as of March 31, 2024, or until the Company has received more definitive correspondence related to any potential forgiveness.

10. RELATED PARTY TRANSACTIONS

Convertible Notes Due to Related Parties

During the period ended March 31, 2024, there was no change in related party notes.

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

Accrued wages and costs - In order to preserve cash for other working capital needs, various officers, members of management, employees and directors agreed to defer portions of their wages and sometimes various out-of pocket expenses since 2011. As of March 31, 2024, and December 31, 2023, the Company owed $195,791, respectively, for such deferred wages and other expenses owed for other services which are included in the accrued expenses – related parties on the accompanying balance sheet. There were no new related party transactions in the quarter ended March 31, 2024.

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

For the period ending March 31, 2024, the outstanding balance on officer loans was $46,500.

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

At March 31, 2024 and December 31, 2023, the balance of the derivative liabilities was $0. It was determined at December 31, 2020 that the Preferred A shareholders having the majority vote, can agree to increase the number of authorized shares, if needed, to settle any convertible debt, and thus the liability is $0.

12. EQUITY

The Company has 10,000,000 shares of preferred stock authorized. From this pool the following preferred shares have been classified as:

Preferred Stock – Series A

During the year ended December 31, 2018, the Company authorized 1,000,000 of Series A preferred shares, which shares have voting rights equal to two-thirds of all the issued and outstanding shares of common stock, shall be entitled to vote on all matters of the corporation, and shall have the majority vote of the board of directors. The subject preferred stock lacks any dividend rights, does not have liquidation preference, and is not convertible into common stock. During the year ended December 31, 2018, the Company issued one million shares to certain officers and board members. The Company retained a third-party valuation firm whose input was utilized in determining the related per share valuation of the preferred shares. Based on Management’s assessment and the valuation report, the fair value of the preferred shares was determined to be $0.0463 per share or an aggregate of $46,363. During the fiscal year ended December 31, 2022, 100,000 shares (1,539 with the reverse stock split), were returned to treasury and of the 900,000 shares (13,846 after the reverse stock split) all remain outstanding as of March 31, 2024.

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

During the period ended December 31, 2021, the two accredited investors converted 70 Series B preferred shares into 28,000,000 common shares at the conversion price of $0.0025, leaving a balance of 180 Series B as of December 31, 2022, which with the reverse stock split leaves a balance of 3 as of December 31, 2023 and as of the period ending March 31, 2024.

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

During the period ended December 31, 2021, the two accredited investors converted 150 Series C preferred shares into 10,000,000 common shares at the conversion price of $0.01, leaving a balance of 675 Series C as of December 31, 2022, which with the reverse stock split leaves a balance of 6 as of December 31, 2023 and as of the period ending March 31, 2024.

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

During the period ended March 31, 2024, the Company issued 60,000 Series D preferred shares and to an accredited investor for their $200,000 investment in the financing. The Series D preferred shares shall have a fixed conversion price equal to 100 share’s of common stock, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the Common Stock. The Company considered the accounting effects of the existence of the conversion feature of the Series D Preferred Stock at the date of issuance. As of the period ended March 31, 2024, there is an 8 balance in the preferred D.

Common Stock

During the period ending March 31, 2024, the Company issued 1,400,000 shares of its common stock to consultants for services valued at $47,024.

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

A summary of the Company’s warrant activity and related information is provided below (the exercise price and the number of shares of common stock issuable upon the exercise of outstanding warrants have been adjusted to reflect a 1-for-75 reverse stock split.):

	Exercise Price $	Number of Warrants
Outstanding and exercisable at December 31, 2023	0.05 – 2.60	846,154
Warrants exercised	-	-
Warrants granted	-	-
Warrants expired	2.6	(217,949)
Outstanding and exercisable at March 31, 2024	0.05 - 2.60	628,205

Stock Warrants as of March 31, 2024
Exercise	Warrants	Remaining	Warrants
Price	Outstanding	Life (Years)	Exercisable
$0.05	300,000	.15	300,000
$0.15	100,000	1.86	100,000
$0.1625	100,000	0.64	100,000
$2.60	128,205	0.01	128,205

During the period ended March 31, 2024, the Company had no warrant activity.

The outstanding and exercisable warrants at March 31, 2024 had an intrinsic value of approximately $20,103.

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

The 2008 Plan provides for the issuance of a maximum of 7,000,000 shares, of which, after adjusting for estimated pre-vesting forfeitures and expired options, approximately 2,235,000 were available for issuance as of March 31, 2024.

No options were granted during the period ending March 31, 2024.

13. COMMITMENTS & CONTINGENCIES

Bonuses

The Company has an employment agreement with its CEO which, among other provisions, provide for the payment of a bonus, as determined by the Board of Directors, in amounts ranging from 15% to 50% of the executive’s yearly compensation, to be paid in cash or stock at the Company’s sole discretion, if the Company has an increase in year over year revenues and the Executive performs his duties (i) within the time frame budgeted for such duties and (ii) at or below the cost budgeted for such duties. No such bonuses were declared or accrued during the periods ending March 31, 2024 or 2023.

Contingencies

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure you that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events. As of March 31, 2024, there was no pending or threatened litigation against the Company.

14. SUBSEQUENT EVENTS

On June 6, 2024, the Company entered into a convertible note agreement with a third party, whereby two previous notes totaling $60,000, where paid off and consolidated into a new $108,000 note with a 20% OID and a $0.03 conversion rate.

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

Introduction

Unless otherwise noted, the terms “MetAlert, Inc.”, the “Company”, “we”, “us”, and “our” refer to the ongoing business operations of MetAlert, Inc. and our wholly owned subsidiaries, Global Trek Xploration, and Level 2 Security Products, Inc.

Overview

Headquartered in Los Angeles, MLRT has developed a suite of products and solutions, powered by a proprietary real time tracking technology platform, allowing remote monitoring, location-based tracking, and health data collection of humans, and theft recovery for high value assets. Many of the products have a wide range of applications, focusing on addressing two pressing global problems: remote patient monitoring for people with cognitive decline and gun safety. Many of the products have a wide range of applications, focusing on addressing two pressing global problems: remote patient monitoring for people with cognitive decline, and gun safety and recovery of firearms and other high value assets. Approximately 3% of the world’s population has some sort of cognitive impairment, such as Alzheimer’s, dementia, autism and traumatic brain injury. And there are over 400 million firearms just in the US alone, making both of these sizeable markets which MLRT has patent protected products and solutions for, that generate high margin recurring subscription service fees.

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

Three Months Ended March 31, 2024 (“Q1 20243”) Compared to the Three Months Ended March 31, 2023 (“Q1 2023”)

	Three Months Ended March 31,
	2024		2023
	$	% of Revenues	$	% of Revenues

Product sales	24,942	50%	54,391	75%
Service income	23,376	48%	18,302	25%
IP royalties	-	0%	-	0%
Total revenues	48,318	100%	72,693	100%
Cost of products sold	4,474	10%	26,063	36%
Cost of service revenue	655	1%	4,305	6%
Cost of licensing revenue	-	0%	-	0%
Cost of goods sold	5,129	11%	30,368	42%
Gross profit	43,189	89%	42,325	58%

Operating expenses:
Wages and benefits	82,883	172%	123,645	170%
Professional fees	56,282	116%	31,524	43%
Sales and marketing expenses	7,785	16%	-	0%
General and administrative	72,246	150%	65,869	91%
Total operating expenses	219,196	4542%	221,038	304%

Gain (loss) from operations	(176,007)	-364%	(176,712)	-246%

Other income (expense), net	(75,138)	-156%	(70,433)	-97%
Net income (loss)	(251,145)	-520%	(249,146)	-343%

Revenues

Revenues were $48,318 for the three months ended March 31, 2024 compared to $72,693 for the three months ended March 31, 2023, representing a decrease of 34%. This decrease was primarily driven from transitioning out of direct-to-consumer PPE sales into our core B2B business and the effort to get the new Level 2 Security Products out to market.

As a result, during the first quarter of ended March 31, 2024, we did not meet our overall revenue goals, and we had a significant setback due to delays in getting our 10K filed. We did however see some positive trends compared to Q1 2023, with international subscriptions increasing by 99% and domestic subscriptions by 146%. SmartSole B2C sales increasing by 124% in Q1 of 2024, compared to Q1 of 2023. Unlike B2C sales, where subscriptions activate immediately after purchase, the B2B sales has a lag of between 2-4 months, allowing for the distributor to receive the inventory and then activate the customers unit as they sell into the marketplace. Thus, the increase in B2B subscriptions without the corresponding revenue increase, until the distributor inventories are depleted and replenished.

This came as a direct result to some improvements in our production capacity, and we were able to streamline some manufacturing processes, thereby increasing our production quantities and enhancing our low inventory position. We were also able to leverage our OEM manufacturing in Germany. Overall, we still have some supply chain issues, but we are starting to see noticeable improvements in lead times, increases in inventory and shortening our time from order to delivery by 2-3 weeks on average. As we discussed last quarter, we are still evaluating ways to scale up production in the U.S., Germany and we are starting to look at Mexico to reduce costs by 10% to 18% and increase production capacity by 50%.

We also worked on expanding our SmartSole distribution and began pilot programs in the Netherlands and with a large security company in Mexico City by commencing a testing and evaluation period.

Late last year we took transformative steps to broaden our product line and add new markets in order to increase our product and subscription revenues. We successfully acquired Level 2 Security LLC, which we merged into our new 100% wholly owned subsidiary Level 2 Security Products, Inc. During Q1 2024, we brought in a few marketing consultants and retired policy officers to help us build a go to market strategy for the GunAlert product. During that time, we discovered there are numerous avenues and channel partners for us to engage with, of which we have begun a concerted outreach campaign. We also made some significant improvements to the device and filed additional IP.

In summary, we made several positive steps forward but did not meet our revenue targets yet exceed the gross margin for the same quarter in 2023.

During the period ended March 31, 2024, the Company’s customer base and revenue streams were comprised of approximately 56.26% B2B (Wholesale Distributors and Enterprise Institutions), 43.74% B2C (consumers and government agencies who bought on the behalf of consumers, through our online ecommerce platform and through Amazon, Google and iTunes), 0% IP (our monetization campaign from consulting, licensing and asserting our patents) and 0% Military and Law Enforcement.

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

Cost of goods sold

Cost of goods sold were $5,128 for the three months ended March 31, 2024 compared to $30,368 for the three months ended March 31, 2023, representing a decrease of 83%. This decrease was primarily due to the lower distributor hardware sales, which are larger volume orders, that are dependent upon the activation of SmartSoles sold into their respective markets, which affects the timeliness of their hardware orders to maintain adequate inventory levels.

We expect our margins to increase once we start ramping up our subscriptions and licensing and sell more of our proprietary products like our SmartSoles and GunAlert, where we have no competition. Our overall gross margin was higher than in 2023, predominately because most of our revenues were subscription based with little corresponding expense.

We continue to work with all our suppliers to reduce unnecessary expenses related to production inefficiencies in order to position ourselves to maximize profits as we scale back up.

Wages and benefits

Wages and benefits decreased by 33% or $40,761 for the three months ended March 31, 2024 as compared to three months ended March 31, 2023 because of cost cutting and time saving initiatives.

Professional fees

Professional fees consist of costs attributable to consultants and contractors who primarily spend their time on legal, accounting, product development, business development, corporate advisory services and shareholder communications. Such costs increased $24,758 or 79% in the three months ended March 31, 2024 as compared to in the three months ended March 31, 2023. Even though some professional fees have decreased as more responsibilities were transferred from outside contractors and consultants to in-house personnel, fees related to investor relations and business development have increased due to new products lines and the impending release of the company’s updated SmartSole products on new GunAlert product line, and overaged in our 10K audit fees.

Sales and marketing expenses

Sales and marketing expenses increased by 100% or $7,805 in three months ended March 31, 2024 in comparison to the three months ended March 31, 2023. The increase was primarily due to the release of the new GunAlert product line as we build brand awareness.

General and administrative

General and administrative costs in three months ended March 31, 2024 increased by $7,389 or 11% in comparison to the three months ended March 31, 2023, mostly due to increases in investor relations expense. While at the same time, the Company continues many cost saving measures, including the entire senior management team deferring salaries.

Other income (expense), net

Other expense, net increased 7% or $4,704 in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This increase was primarily as a result of the gain in interest expense, the amortization of debt discounts and financing costs.

Net income (loss)

Net loss increased by 1% or $2,000 from in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This increase, though small was primarily due to the lower revenues as we transition out of direct-to-consumer PPE sales into our core B2B business and the effort to get the new Level 2 Security Products out to market.

Liquidity and Capital Resources

As of March 31, 2024, we had $86,095 of cash and cash equivalents, and a working capital deficit of $4,035,819, compared to $68,440 of cash and cash equivalents and a working capital deficit of $4,049,388 as of December 31, 2023.

During the three months ended March 31, 2024, our net loss was $251,145 compared to a net loss of $249,146 for the three months ended March 31, 2023. Net cash used in operating activities in the three months ended March 31, 2024 and in the three months ended March 31, 2023 was $160,439 and $49,301, respectively.

Net cash used in investing activities during the three months ended March 31, 2024 and March 31, 2023 was $3,000 and $0, respectively.

Net cash provided by financing activities during the three months ended March 31, 2024 was $181,094 and consisted of $200,000 received for the issuance of preferred shares, and payments to the line of credit of $3,976 and debt of $14,930. Net cash provided by financing activities during the three months ended March 31, 2023 was $45,437 and consisted of $65,000 received for the issuance of debt, $7,000 from the use of the line of credit, and payments to the line of credit of $26,563. This represents an increase of 298% in cash provided by financing activities.

Because revenues from our operations have, to date, been insufficient to fund our working capital needs, we currently rely on the cash we receive from our financing activities to fund our growth, capital expenditures and to support our working capital requirements. The sale of our products and services is expected to enhance our liquidity in 2024, although the amount of revenues we receive in 2024 still cannot be estimated.

Until such time as our products and services can support our working capital requirement, we expect to continue to generate revenues from our other licenses, subscriptions, international distributors, hardware sales, professional services and new customers in the pipeline. However, the amount of such revenues is unknown and is not expected to be sufficient to fund our working capital needs. For our internal budgeting purposes, we have assumed that such revenues will not be sufficient to fund all of our planned operating and other expenditures during 2024. In addition, our actual cash expenditures may exceed our planned expenditures, particularly if we invest in the development of improved versions of our existing products and technologies, and if we increase our marketing expenses. Accordingly, we anticipate that we will have to continue to raise additional capital in order to fund our operations in 2024. No assurance can be given that we will be able to obtain the additional funding we need to continue our operations.

In order to continue funding our growth, IP and working capital needs, as well as our new product development costs, during the first quarter of 2024, we continued to draw down on our credit line to fund purchase orders. However, no assurance can be given that the investor will provide the funding, if and when requested by us.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has stockholders’ deficit of $3,902,995 and negative working capital of $4,035,818 as of March 31, 2024 and used cash in operations of $160,439 during the current period then ended. A significant part of our negative working capital position at March 31, 2024 consisted of $1,720,259, of amounts due to various accredited investors of the Company for convertible promissory notes, loans and a letter of credit, net of discount. The Company anticipates further losses in the development of its business. Please see the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2023 for more information regarding risks associated with our business.

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

Critical Accounting Policies and Estimates

There are no material changes to the critical accounting policies and estimates described in the section entitled “Critical Accounting Policies and Estimates” under Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Based on the evaluation as of March 31, 2024, for the reasons set forth below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 2.(a). UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 10, 2024, we issued 600,000 shares of common stock with a value of $19,740 to a consultant for services.

On February 1, 2024, we issued 800,000 shares of common stock with a value of $27,144 to a consultant for services.

The issuance of the above shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, in reliance on the exemptions provided by Regulation D and Section 4(a)(2), as applicable under the Securities Act.

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

METALERT, INC.

Date: June 26, 2024	By:	/s/ ALEX MCKEAN
Alex McKean,
Chief Financial Officer (Principal Financial Officer)

Date: June 26, 2024	By:	/s/ PATRICK BERTAGNA
Patrick Bertagna,
Chief Executive Officer

