Form 10-Q
period 2024-06-30
Metalert, Inc.
filed 2024-08-19
CIK 1375793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2024

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,345,931 common shares issued and outstanding as of August 19, 2024.

METALERT INC. AND SUBSIDIARIES

For the quarter ended June 30, 2024

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

METALERT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$29,576	$68,440
Accounts receivable, net	17,240	17,408
Inventory	226,720	231,818
Investment in marketable securities	649	649
Other current assets	5,801	4,339
Total current assets	279,986	322,654

Intangible assets, net	233,972	261,761
Property and equipment, net	12,650	25,780

Total assets	$526,608	$610,195

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$173,261	$264,671
Accrued expenses	188,613	327,338
Accrued expenses, related parties	1,028,105	762,365
Deferred revenues	8,004	6,505
Short-term debt – line of credit	94,020	102,040
Short-term debt - CARE loans	15,500	12,972
Convertible promissory notes, net of discount	1,518,000	1,484,142
Convertible notes, related parties, net of discount	1,230,762	1,219,313
Notes payable	146,195	146,195
Notes payable – related parties	46,500	46,500
Total current liabilities	4,448,960	4,372,041

Long-term debt - CARE loan	134,500	137,028

Total liabilities	4,583,460	4,509,069

Commitments and contingencies

Stockholders’ deficit:
Preferred stock series A, $0.001 par value; 1,000,000 shares authorized; 13,846 shares issued and outstanding at June 30, 2024 and December 31, 2023	14	14
Preferred stock series B, $0.001 par value; 10,000 shares authorized, 2 and 2 issued and outstanding at June 30, 2024 and December 31, 2023, respectively	-	-
Preferred stock series C, $0.001 par value; 1,000 shares authorized, 6 and 6 issued and outstanding at June 30, 2024 and December 31, 2023, respectively	-	-
Preferred stock series D, $0.001 par value; 100,000 shares authorized, 75,000 and 15,000 issued and outstanding at June 30, 2024 and December 31, 2023, respectively	8	2
Common stock, $0.0001 par value; 2,071,000,000 shares authorized; 33,845,931 and 32,445,931 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	3,385	3,245
Additional paid-in capital	25,091,372	24,844,494
Accumulated deficit	(29,151,631)	(28,746,629)
Total stockholders’ deficit	(4,056,852)	(3,898,874)
Total liabilities and stockholders’ deficit	$526,608	$610,195

See accompanying notes to condensed consolidated financial statements.

METALERT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Product sales	$16,607	$36,232	$41,549	$90,623
Service income	27,556	12,607	50,932	30,909
Total revenues	44,163	48,839	92,481	121,532

Cost of products sold	11,851	40,719	16,326	66,781
Cost of other revenue	3,082	2,594	3,737	6,899
Total cost of goods sold	14,933	43,313	20,063	73,680

Gross margin	29,230	5,526	72,418	47,852

Operating expenses:
Wages and benefits	48,918	118,849	131,801	242,494
Professional fees	11,138	20,399	67,420	51,923
Sales and marketing expenses	3,075	-	10,859	(20)
General and administrative	53,693	47,569	125,939	113,458

Total operating expenses	116,824	186,817	336,019	407,855

Loss from operations	(87,594)	(181,291)	(263,601)	(360,003)

Other income/(expenses):
Gain/(loss) on settlement of debt	-	44,217	-	44,217
Gain/(loss) on marketable securities	-	-	-	(34)
Amortization of debt discount	(8,836)	(21,165)	(20,236)	(42,219)
Interest expense and financing costs	(57,428)	(50,345)	(121,165)	(99,691)

Total other income/(expenses)	(66,264)	(27,293)	(141,401)	(97,727)

Net loss	(153,858)	(208,584)	(405,002)	(457,730)

Net loss attributable to common shareholders	$(153,858)	$(208,584)	$(405,002)	$(457,730)

Weighted average number of common shares outstanding - basic and diluted	33,845,931	22,896,968	33,672,305	22,096,739

Net income/(loss) per common share - basic and diluted	$(0.00)	$(0.02)	$(0.01)	$(0.02)

See accompanying notes to condensed consolidated financial statements.

METALERT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Three Months Ended June 30, 2024 and June 30, 2023 (Unaudited)

For the Three Months Ended June 30, 2024 (Unaudited)

	Series A Preferred		Series B Preferred		Series C Preferred		Series D Preferred		Common Shares
	Shares		Shares		Shares		Shares		Shares		Additional Paid-In	Accumulated	Total Stockholders’
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Deficit	Deficit
Balance March 31, 2024	13,846	$14	3	$-	6	$-	75,000	$8	33,845,931	$3,385	$25,091,372	$(28,997,774)	$(3,902,995)
Issuance of common stock for services	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of preferred stock for financings	-	-	-	-	-	-	-	-	-	-	-	-
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	(153,858)	(153,858)
Balance June 30, 2024	13,846	$14	3	$-	6	$-	75,000	$8	33,845,931	$3,385	$25,091,372	$(29,151,631)	$(4,056,852)

For the Three Months Ended June 30, 2023 (Unaudited)

	Series A Preferred		Series B Preferred		Series C Preferred		Series D Preferred		Common Shares
	Shares		Shares		Shares		Shares		Shares		Additional Paid-In	Accumulated	Total Stockholders’
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Deficit	Deficit
Balance March 31, 2023	13,846	$14	3	$-	6	$-	-	$-	22,833,465	$2,283	$24,297,833	$(27,805,617)	$(3,505,487)
Issuance of common stock for the conversion of notes	-	-	-	-	-	-	-	-	577,877	58	5,721	-	5,779
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	(208,584)	(208,584)
Balance June 30, 2023	13,846	$14	3	$-	6	$-	-	$-	23,411,342	$2,341	$24,303,554	$(28,014,201)	$(3,708,292)

METALERT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Six Months Ended June 30, 2024 and June 30, 2023 (Unaudited)

For the Six Months Ended June 30, 2024 (Unaudited)

	Series A Preferred		Series B Preferred		Series C Preferred		Series D Preferred		Common Shares
	Shares		Shares		Shares		Shares		Shares		Additional Paid-In	Accumulated	Total Stockholders’
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Deficit	Deficit
Balance December 31, 2023	13,846	$14	3	$-	6	$-	15,000	$2	32,445,931	$3,245	$24,844,494	$(28,746,629)	$(3,898,874)

Issuance of common stock for services	-	-	-	-	-	-	-	-	1,400,000	140	46,884	-	47,024
Issuance of preferred stock for financings	-	-	-	-	-	-	60,000	6	-	-	199,994	-	200,000
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	(405,002)	(405,002)
Balance June 30, 2024	13,846	$14	3	$-	6	$-	75,000	$8	33,845,931	$3,385	$25,091,372	$(29,151,631)	$(4,056,852)

For the Six Months Ended June 30, 2023 (Unaudited)

	Series A Preferred		Series B Preferred		Series C Preferred		Series D Preferred		Common Shares
	Shares		Shares		Shares		Shares		Shares		Additional Paid-In	Accumulated	Total Stockholders’
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Deficit	Deficit
Balance December 31, 2022	13,846	$14	3	$-	6	$-			17,179,794	$1,718	$24,241,862	$(27,556,471)	$(3,312,877)
Issuance of common stock for the conversion of notes	-	-	-	-	-	-			6,231,548	623	61,692	-	62,315
Net income (loss)	-	-	-	-	-	-			-	-	-	(457,730)	(457,730)
Balance June 30, 2023	13,846	$14	3	$-	6	$-			23,411,342	$2,341	$24,303,554	$(28,014,201)	$(3,708,292)

The accompanying notes are an integral part of these consolidated financial statements.

METALERT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(405,002)	$(457,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	43,919	16,670
Change in fair value of marketable securities	-	34
Stock based compensation	47,024	-
Amortization of debt discount	20,236	42,219
Gain on the settlement of debt and accrued interest	-	27,537
Gain on extinguishment of debt	-	16,680
Changes in operating assets and liabilities:
Accounts receivable	168	1,038
Inventory	5,098	13,647
Other current and non-current assets	(1,463)	3,275
Accounts payable and accrued expenses	(230,134)	113,980
Accrued expenses - related parties	209,438	132,654
Accrued interest and financing costs	56,302	(94,518)
Deferred revenues	1,499	(6,300)
Due to/from Officers	-	35,000

Net cash used in operating activities	(252,915)	(155,814)

Cash flows from investing activities
Property, plant and equipment purchases	(3,000)	-

Net cash used in investing activities	(3,000)	-

Cash flows from financing activities
Proceeds from line of credit	-	46,881
Proceeds from sale of preferred stock	200,000	-
Proceeds from the issuance of debt	40,000	190,000
Payments on line of credit	(8,019)	(27,791)
Payments on debt	(14,930)	(16,722)

Net cash provided by financing activities	217,051	192,368

Net change in cash and cash equivalents	(38,864)	36,554

Cash and cash equivalents, beginning of period	68,440	8,535

Cash and cash equivalents, end of period	$29,576	$45,089

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock for conversion of debt and interest	$-	$62,315
Debt discount on convertible notes	$8,000	$7,150

See accompanying notes to condensed consolidated financial statements.

METALERT INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

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

Global Trek Xploration, Inc. is a wearable technology company which designs, manufactures, sells, and distributes tracking and remote patient monitoring solutions for humans, by utilizing patent protected proprietary hardware, software, connectivity, Global Positioning System (“GPS”) and Bluetooth Low Energy (“BLE”) monitoring and tracking platform, which provides real-time tracking and monitoring of people. Utilizing a miniature quad-band GPRS transceiver, antenna, circuitry, battery and inductive charging pad our solutions can be customized and integrated into numerous products whose location and movement can be monitored in real time over the Internet through our 24x7 tracking portal or on a web enabled cellular telephone. Our core products and services are supported by an IP portfolio of patents, patents pending, registered trademarks, copyrights, URL’s and a library of software source code, all of which is managed by Global Trek.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of MetAlert have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included. Our operating results for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2023, which are included in our Annual Report on Form 10-K.

The accompanying consolidated financial statements reflect the accounts of MetAlert, Inc. and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company incurred losses and negative cash flows from operations during the period ended June 30, 2024 and has negative working capital of $4,168,974 as of June 30, 2024 and used cash in operations during the period then ended. The Company anticipates further losses in the development of its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan until such time as revenues and related cash flows are sufficient to fund our operations.

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

We derive our revenues primarily from hardware sales, subscription services fees, IP licensing and professional services fees. Hardware includes our SmartSole, GunAlert, Military and other Stand-Alone Devices. Subscription services revenues consist of fees from customers accessing our Geo-Location cloud-based platform through subscription or license fee, that are billed monthly, quarterly, semi-annual or annually.

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

Disaggregation of Net Sales

The following table shows the Company’s disaggregated net sales by product type:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Product sales	$41,549	$90,623
Service income	50,932	30,909
Total	$92,481	$121,532

The following table shows the Company’s disaggregated net sales by customer type:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
B2B	$55,455	$77,921
B2C	37,026	43,611
Total	$92,481	$121,532

Allowance for Doubtful Accounts

We extend credit based on our evaluation of the customer’s financial condition. We carry our accounts receivable at net realizable value. We monitor our exposure to losses on receivables and maintain allowances for potential losses or adjustments. We determine these allowances by (1) evaluating the aging of our receivables; and (2) reviewing high-risk customer’s financial condition. Past due receivable balances are written off when our internal collection efforts have been unsuccessful in collecting the amount due. Our allowance for doubtful accounts was $11,599 as of June 30, 2024 and December 31, 2023, respectively.

Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold in the accompanying consolidated statements of operations.

Product Warranty

The Company’s warranty policy provides repair or replacement of products (excluding GPS Shoe devices) returned for defects within ninety days of purchase. The Company’s warranties are of an assurance-type and come standard with all Company products to cover repair or replacement should product not perform as expected. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and recovery from suppliers. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty costs. The Company estimates the actual historical warranty claims coupled with an analysis of unfulfilled claims to record a liability for specific warranty purposes. As of June 30, 2024 and December 31, 2023, products returned for repair or replacement have been immaterial. Accordingly, a warranty liability has not been deemed necessary.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidated financial statements herein.

Concentrations

We currently rely on two manufacturers to supply us with our GPS SmartSole and two manufacturers to supply us with the GPS device included in the GPS SmartSole. The loss of either of these manufacturers could severely impede our ability to manufacture the GPS SmartSole.

We currently rely on one manufacturer to supply us with our GPS GunAlert and one manufacturer to supply us with the GPS device included in the GPS GunAlert. The loss of this manufacturer could severely impede our ability to manufacture the GunAlert tracking solution.

As of June 30, 2024, the Company had four customers representing approximately 36%, 19%, 17% and 12% of sales, respectively, and three customers representing approximately 33%, 12%, and 11% of total accounts receivable, respectively. As of June 30, 2023, the Company had four customers representing approximately 29%, 29%, 15% and 14% of sales, respectively, and two customers representing approximately 14%, and 8% of total accounts receivable, respectively.

Stock-based Compensation

The Company accounts for share-based awards to employees and nonemployee directors and consultants in accordance with the provisions of ASC 718, Compensation—Stock Compensation (“ASC 718”). Under ASC 718, share-based awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service, or vesting, period. The Company values its equity awards using the Black-Scholes option pricing model, and accounts for forfeitures when they occur.

Marketable Securities

The Company’s securities investments that are acquired and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value based on quoted market price (level 1) on the balance sheet in current assets, with the change in fair value during the period included in earnings. As of June 30, 2024 and December 31, 2023 the fair value of our investment in marketable securities was $649.

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

At June 30, 2024 and December 31, 2023, the balance of the derivative liabilities was $0. It was determined at December 31, 2020 that the Preferred A shareholders having the majority vote, can agree to increase the number of authorized shares, if needed, to settle any convertible debt, and thus the liability is $0.

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

	June 30,
	2024	2023
Warrants	200,000	746,154
Preferred B shares	18,462	17,046
Preferred C shares	6,154	10,390
Preferred D shares	7,500,000	-
Conversion shares upon conversion of notes	114,808,847	88,266,791
Total	122,533,463	89,040,381

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

Recently Issued Accounting Pronouncements

There are other new accounting pronouncements issued by the FASB that the Company has adopted or will adopt, as applicable, and the Company does not believe any of these accounting pronouncements have had, or will have, a material impact on its consolidated financial statements or disclosures.

3. INVESTMENT IN MARKETABLE SECURITIES

The Company’s investments include marketable securities of two entities whereby the Company’s ownership is less than 5%. As of June 30, 2024 and December 2023, the securities were valued at $649, respectively.

4. INVENTORY

Inventories consist of the following:

	June 30, 2024	December 31, 2023
Raw materials	$13,826	$24,936
Finished goods	212,894	206,882
Total Inventories	$226,720	$231,818

5. PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	June 30, 2024	December 31, 2023
Software	$25,890	$25,890
Website development	91,622	91,622
Software development	397,772	394,772
Equipment	1,750	1,750
Less: accumulated depreciation	(504,384)	(488,254)
Total property and equipment, net	$12,650	$25,780

Depreciation expense for the period ended June 30, 2024 and 2023 was $16,130 and $16,670, respectively, and is included in general and administrative expenses.

6. INTANGIBLE ASSETS

Intangible assets, net, consists of the following:

	June 30, 2024	December 31, 2023
Trademarks	$3,308	$3,308
Tooling and molds	25,300	25,300
Website development	9,400	9,400
Software development	191,457	191,457
Acquired patents and trademarks	50,000	50,000
Less: accumulated amortization	(45,493)	(17,704)
Total intangible assets, net	$233,972	$261,761

Amortization expense for the period ended June 30, 2024, and 2023 was $27,789, which included $551 in amortization related to non-Level 2 amortization for trademarks, and $0 respectively, and is included in general and administrative expenses.

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

7. NOTES AND LOANS PAYABLE

The following table summarizes the components of our short-term borrowings:

	June 30, 2024	December 31, 2023
(a) Term loan	$146,195	$146,195
(b) Revolving line of credit	7,000	7,000
(b) Revolving line of credit	87,020	95,040
Total	$240,215	$248,235

(a) Term loans

In 2022, the Company entered into an unsecured short-term loan agreements with various third parties for an aggregate principal balance of $145,000 at an interest rate of 5% per annum, with the interest adjusted to 10% in the case of a default. One loan for $25,000 was paid in full on April 14, 2022, leaving $120,000 outstanding as of December 31, 2022.

In September of 2019, the Company entered into an unsecured term loan agreement with a third party for an aggregate principal balance of $50,000 at an interest rate of 5% per annum in relation to an Asset Purchase Agreement. The term loan became due on December 31, 2020, and is currently past due. The balance outstanding on the note as of June 30, 2024 was $34,176, which included $7,981 in interest, $4,500 in cash payments to principal and reductions of $26,195 due to sublet fees for office space and principal payments.

(b) Lines of Credit

The Company obtained a revolving line of credit agreement with an accredited investor of $500,000 during 2018.

The line bears interest of 8.5%. The line is based upon MetAlert providing the investor with purchase orders and use of proceeds, including production of goods schedules and loan repayment timelines. These loans/drawdowns are specifically for product, inventory and/or purchase order financing. As if June 30, 2024, the balance is $7,000.

The Company also has an unsecured line of credit, guaranteed by its CEO, with its business bank, Union Bank, whereby funds can be borrowed at a revolving adjustable rate of 2 points over prime, currently 8.25%, with a max borrowing amount of $100,000. The balance at June 30, 2024 and December 31, 2023 was 87,020 and $91,065, with $0 having been borrowed and $8,019 paid back in the June 30, 2024 period.

8. CONVERTIBLE PROMISSORY NOTES

As of June 30, 2024 and December 31, 2023, the Company had a total of $1,518,000 and $1,454,142, respectively, of outstanding convertible notes payable, which consisted of the following:

	June 30, 2024	December 31, 2023
Convertible Notes – with fixed conversion, past due	$415,500	$415,500
Convertible Notes – with fixed conversion	840,500	732,500
Convertible Notes – with fixed conversion and OID	-	74,930
Convertible Note – with variable conversion	68,000	68,000
Notes issued in relation to acquisition – with fixed conversion	200,000	200,000
Less: Debt discount	(6,000)	(6,788)
Total convertible notes, net of debt discount	$1,518,000	$1,484,142

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

During the twelve months ending December 31, 2023, noteholders converted $31,515 of notes with accrued interest of $4,015 into 31,151,537 shares of common stock. On March 14, 2023, the Company entered into an unsecured short-term loan agreement with a third party for an aggregate of $74,650 with an interest rate of 12%, an original issue discount of $7,150, financing costs of $2,500, with installment payments of $8,361 paid back monthly starting 45 days from the issuance date, with all $74,650 of payments having been paid in full as of January 31, 2024. This same lender entered into another unsecured note on December 8, 2023, for $68,000 with a 35% discount to market, if the note is not paid back by September 30, 2024.

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

On July 25, 2023, and August 30, 2023, a noteholder invested $30,000 each in the Company with convertible notes that have a 17% OID and a fixed conversion price of $0.11. On June 8, 2024, this same noteholder consolidated their loan into a new $108,000 note with a 20% OID and a fixed conversion price of $0.03.

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

As of June 30, 2024, and December 31, 2023 $415,500 of these convertible notes are currently past due, with no associated penalties.

9. CARE Loans

	June 30, 2024	December 31, 2023
EIDL loan – short term	$15,500	$12,972
EIDL loan – long term	134,500	137,028
Total CARE loans	$150,000	$150,000

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

As of June 30, 2024 and December 31, 2024, short term amounts due under the loan include planned principle payments in the next twelve months and any payments considered past due.

10. RELATED PARTY TRANSACTIONS

Convertible Notes Due to Related Parties

During the period ended June 30, 2024, there was no change in related party notes.

During the period ended December 31, 2023, the related parties converted $40,000 of debt, plus interest, for 4,269,600 shares of common stock. Additionally, the Company’s executives transferred $35,000 of their outstanding employee notes for cash to a third party. Lastly, one executive applied various payments to a note. The transferred notes had no change in terms, thus resulting in no gain or loss on the extinguishment related to the transfer of debt, making the outstanding balance on the related party notes on December 31, 2023, as $1,219,313, net of debt discounts.

Accrued wages and costs - In order to preserve cash for other working capital needs, various officers, members of management, employees and directors agreed to defer portions of their wages and sometimes various out-of-pocket expenses. As of March 31, 2024, and December 31, 2023, the Company owed $195,791, respectively, for such deferred wages and other expenses owed for other services which are included in the accrued expenses – related parties on the accompanying balance sheet. There were no new related party transactions in the quarter ended June 30, 2024.

Officer Loans

On November 18, 2022, an officer loaned the Company $10,000 at a 10% interest rate on a short-term basis.

During the period ended December 31, 2023, the same office loaned another $3,500, was paid $2,000 in principal and $850 in interest, leaving a balance of $11,500 in principal on December 31, 2023.

A second officer loaned the Company $35,000, both at the 10% interest rate, with a total of $2,000 in principal and $850 in interest being paid back during the six months ended June 30, 2024.

For the period ending June 30, 2024, the outstanding balance on officer loans was $46,500.

11. EQUITY

The Company has 10,000,000 shares of preferred stock authorized. From this pool the following preferred shares have been classified as:

Preferred Stock – Series A

The Company is authorized to issue 1,000,000 of Series A preferred shares, which shares have voting rights equal to two-thirds of all the issued and outstanding shares of common stock. Holders of Series A preferred shares, shall be entitled to vote on all matters of the corporation, and shall have the majority vote of the board of directors.

As of all dates presented in these financial statements, it was determined that the Preferred A shareholders having the majority vote, can agree to increase the number of authorized shares, if needed, to settle any convertible debt, and thus any derivative liabilities are not necessary to reserve for this.

Preferred Stock – Series B

The Company is authorized to issue 10,000 shares of preferred stock to be designated available for Series B preferred shares that have a stated value of $1,000 each and are convertible into common shares at fixed price of $0.0025. Holders shall be entitled to receive, and the Company shall pay, dividends on shares of Series B Preferred Stock equal (on an as converted-to-Common-Stock basis) to and in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the Company’s Common Stock. No other dividends shall be paid on shares of Series B Preferred Stock, and they shall have no voting rights and have liquidation preference.

Preferred Stock – Series C

The Company authorized to issue 1,000 shares of preferred stock to be designated available for Series C preferred shares that have a stated value of $1,000 each and are convertible into common shares at fixed price of $0.015. Holders shall be entitled to receive, and the Company shall pay, dividends on shares of Series C Preferred Stock equal (on an as converted-to-Common-Stock basis) to and in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the Company’s Common Stock. No other dividends shall be paid on shares of Series C Preferred Stock, and they shall have no voting rights and have liquidation preference.

Preferred Stock – Series D

The Company is authorized to issue 100,000 shares of preferred stock to be designated available for Series D preferred shares that have a convertible value into 100 shares of the Company’s common stock. The holder(s) of the shares of Series D Preferred Stock shall have no other rights, privileges or preferences with respect to the Series D Preferred Stock.

During the period ended December 31, 2023, the Company issued 15,000 Series D preferred shares and to an accredited investor for their $100,000 investment in the financing. The Series D preferred shares shall have a fixed conversion price equal to 100 shares of common stock, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the Common Stock.

During the period ended March 31, 2024, the Company issued 60,000 Series D preferred shares and to an accredited investor for their $200,000 investment in the financing. The Series D preferred shares shall have a fixed conversion price equal to 100 shares of common stock, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the Common Stock. The Company considered the accounting effects of the existence of the conversion feature of the Series D Preferred Stock at the date of issuance. As of the period ended June 30, 2024, there is an 8 balance in the preferred D.

Common Stock

During the period ending June 30, 2024, the Company issued 1,400,000 shares of its common stock to consultants for services valued at $47,024.

During the period ending June 30, 2023, the Company issued 6,231,548 shares of its common stock, with a value of $62,315 to various noteholders and employees for conversions of their notes within the terms, resulting in no gain or loss on the transaction.

Common Stock Warrants

A summary of the Company’s warrant activity and related information is provided below:

	Exercise Price $	Number of Warrants
Outstanding and exercisable at December 31, 2023	0.05 – 2.60	846,154
Warrants exercised	-	-
Warrants granted	-	-
Warrants expired	0.05-2.6	(646,154)
Outstanding and exercisable at June 30, 2024	0.05- 2.60	200,000

Stock Warrants as of June 30, 2024
Exercise	Warrants	Remaining	Warrants
Price	Outstanding	Life (Years)	Exercisable
$0.15	100,000	1.62	100,000
$0.1625	100,000	0.39	100,000

During the period ended June 30, 2024, the Company did not issue any warrants, with 646,154 of warrant expiring, leaving a balance at June 30, 2024 of 200,000.

During the period ended June 30, 2023, the Company issued 300,000 warrants to an investor as part of the terms on their convertible note, and 157,692 of warrant expired, leaving a balance at June 30, 2023 of 746,154.

The outstanding and exercisable warrants at June 30, 2024 had an intrinsic value of approximately $7,480.

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

The 2008 Plan provides for the issuance of a maximum of 7,000,000 shares, of which, after adjusting for estimated pre-vesting forfeitures and expired options, approximately 2,235,000 were available for issuance as of June 30, 2024.

No options were granted or outstanding as of the period ending June 30, 2024.

12. COMMITMENTS & CONTINGENCIES

Bonuses

The Company has an employment agreement with its CEO which, among other provisions, provide for the payment of a bonus, as determined by the Board of Directors, in amounts ranging from 15% to 50% of the executive’s yearly compensation, to be paid in cash or stock at the Company’s sole discretion, if the Company has an increase in year over year revenues and the Executive performs his duties (i) within the time frame budgeted for such duties and (ii) at or below the cost budgeted for such duties. No such bonuses were declared or accrued during the periods ending June 30, 2024 or 2023.

Contingencies

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure you that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events. As of June 30, 2024, there was no pending or threatened litigation against the Company.

13. SUBSEQUENT EVENTS

On July 29, 2024, we issued 250,000 shares of common stock with a value of $6,000 to a consultant for services related to sales for the GunAlert. This agreement allows for the issuance of an additional 250,000 shares upon such time as the consultant reaches milestones related to the agreement.

On July 29, 2024, we issued 250,000 shares of common stock with a value of $6,000 to a consultant for services related to sales for the GunAlert.

On August 2, 2024, the Company entered into a Securities Purchase Agreement (“SPA”) for $300,000 with an investor. The SPA includes convertible promissory notes that will total $345,000 with an original issue discount of $45,000. The funds will be paid to the Company in one or more tranches, with the maturity date beginning at the end of each tranche and for a period of twenty-four months. The note has a conversion rate of $0.035 and an interest rate of $5%. The first tranche for $50,000 was received on August 6, 2024.

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

Organization and Presentation

Overview

Headquartered in Los Angeles, MetAlert has developed a suite of products and solutions, powered by a proprietary real time tracking technology platform, allowing remote monitoring, location-based tracking, health data collection of humans, and theft recovery for high value assets. Many of the products have a wide range of applications, focusing on addressing two pressing global problems: remote patient monitoring for people with cognitive decline, and the safety and recovery of firearms and other high value assets. Approximately 3% of the world’s population has a form of cognitive impairment, such as Alzheimer’s, dementia, autism and traumatic brain injury. And there are over 400 million firearms just in the United States alone. Each represents sizeable markets which Metalert has patent protected products and solutions for, that generate high margin recurring subscription service fees.

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

Global Trek Xploration, Inc. is a wearable technology company which designs, manufactures, sells, and distributes tracking and remote patient monitoring solutions for humans, by utilizing patent protected proprietary hardware, software, connectivity, Global Positioning System (“GPS”) and Bluetooth Low Energy (“BLE”) monitoring and tracking platform, which provides real-time tracking and monitoring of people. Utilizing a miniature quad-band GPRS transceiver, antenna, circuitry, battery and inductive charging pad our solutions can be customized and integrated into numerous products whose location and movement can be monitored in real time over the Internet through our 24x7 tracking portal or on a web enabled cellular telephone. Our core products and services are supported by an IP portfolio of patents, patents pending, registered trademarks, copyrights, URL’s and a library of software source code, all of which is managed by Global Trek. Level 2 Security Products, Inc. is in the high value non-human asset monitoring and recovery business for items such as firearms, vehicles, bikes, boats, ATVs, and a host of other valuable mobile assets which require oversight monitoring and theft recovery.

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

Three Months Ended June 30, 2024 (“Q2 2024”) Compared to the Three Months Ended June 30, 2023 (“Q2 2023”)

	Three Months Ended June 30,
	2024		2023
	$	% of Revenues	$	% of Revenues

Product sales	16,607	39%	36,232	74%
Service income	27,556	61%	12,607	26%
Total revenues	44,163	100%	48,839	100%
Cost of products sold	11,851	26%	40,719	83%
Cost of service revenue	3,082	7%	2,594	5%
Cost of goods sold	14,933	33%	43,313	89%
Gross profit	29,230	67%	5,526	11%

Operating expenses:
Wages and benefits	48,918	109%	118,849	243%
Professional fees	11,138	25%	20,399	42%
Sales and marketing expenses	3,075	7%	-	0%
General and administrative	53,693	120%	47,569	97%
Total operating expenses	116,824	260%	186,817	383%

Gain (loss) from operations	(87,593)	-194%	(181,291)	-371%

Other income (expense)-, net	(66,264)	-194%	(27,293)	-56%
Net income (loss)	(153,858)	-342%	(208,584)	-427%

Revenues

Revenues were $44,163 for the three months ended June 30, 2024 compared to $48,839 for the three months ended June 30, 2023, representing a decrease of 10%, This decrease was primarily driven from transitioning out of direct-to-consumer PPE sales into our core B2B business and the effort to get the new Level 2 Security Products out to market.

As a result, during the second quarter ended June 30, 2024, we did not meet our overall revenue goals. We did however see some positive trends compared to Q2 2023, with international subscriptions increasing by 22% for the period ended Q2 2024 as compared to Q2 2023. SmartSole B2B sales increasing by 33% in Q2 of 2024, compared to Q2 of 2023. Unlike B2C sales, where subscriptions activate immediately after purchase, the B2B sales typically have a lag of between 2-4 months, allowing for the distributor to receive the inventory and then activate the customers unit as they sell into the marketplace. Thus, the increase in B2B subscriptions without the corresponding revenue increase, until the distributor inventories are depleted and replenished. Thus, we are seeing increased recurring revenues as these distributor product sales are turned on and activated, with a 119% increase from Q2 2024 as compared to Q2 2023.

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

We also worked on expanding our SmartSole distribution and began pilot programs in Spain and Portugal and with a large security company in Mexico City whose testing and evaluation period has been successfully completed and we have entered into negotiations and planning of a commercial rollout.

Late last year we took transformative steps to broaden our product line and add new markets in order to increase our product and subscription revenues. We successfully acquired Level 2 Security LLC, which we merged into our new 100% wholly owned subsidiary Level 2 Security Products, Inc. During Q2 we continue to explore numerous avenues and channel partners for us to engage with, of which we continue a concerted outreach campaign.

In summary, we made several positive steps forward but did not meet our revenue targets yet exceed the gross margin for the same quarter in 2023.

During the period ended June 30, 2024, the Company’s customer base and revenue streams were comprised of approximately 51.28% B2B (Wholesale Distributors and Enterprise Institutions), 48.72% B2C (consumers and government agencies who bought on the behalf of consumers, through our online ecommerce platform and through Amazon, Google and iTunes), 0% IP (our monetization campaign from consulting, licensing and asserting our patents) and 0% Military and Law Enforcement.

During the period ended June 30, 2023, the Company’s customer base and revenue streams were comprised of approximately 74.19% B2B (Wholesale Distributors and Enterprise Institutions), 25.81% B2C (consumers and government agencies who bought on the behalf of consumers, through our online ecommerce platform and through Amazon, Google and iTunes), 0% IP (our monetization campaign from consulting, licensing and asserting our patents) and 0% Military and Law Enforcement.

Cost of goods sold

Cost of goods sold were $14,933 for the three months ended June 30, 2024 compared to $43,312 for the three months ended June 30, 2023, representing a decrease of 66%. The decrease was primarily due to a lower number of distributor hardware sales.

We expect our margins to increase once we start ramping up our subscriptions and licensing and sell more of our proprietary products like our SmartSoles and GunAlert, where we have limited competition. Our overall gross margin was higher than in 2023, predominately because most of our revenues were subscription based with little corresponding expense.

We continue to work with all our suppliers to reduce unnecessary expenses related to production inefficiencies in order to position ourselves to maximize profits as we scale back up.

Wages and benefits

Wages and benefits decreased 59% in the three months ended June 30, 2024 as compared to three months ended June 30, 2023, predominantly because of cost cutting and time saving initiatives.

Professional fees

Professional fees consist of costs attributable to consultants and contractors who primarily spend their time on legal, accounting, product development, business development, corporate advisory services and shareholder communications. Such costs decreased $9,261 or 45% in the three months ended June 30, 2024 as compared to in the three months ended June 30, 2023. Even though some professional fees have decreased as more responsibilities were transferred from outside contractors and consultants to in-house personnel, fees related to investor relations and business development have increased due to new products lines and the impending release of the company’s updated SmartSole products on new GunAlert product line, and overages in our 10K audit fees.

Sales and marketing expenses

Sales and marketing expenses increased by 100% or $3,075 in three months ended June 30, 2024 in comparison to the three months ended June 30, 2023. The increase was primarily due to the release of the new GunAlert product line as we build brand awareness across multiple media platforms.

General and administrative

General and administrative costs in three months ended June 30, 2024 increased by $6,123 or 13% in comparison to the three months ended June 30, 2023, mostly due to increases in amortization expense of IP. While at the same time, the Company continues many cost saving measures, including the entire senior management team deferring salaries.

Other income/(expense), net

Other expenses, net increased 143% or $38,970 in the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This increase was primarily as a result of the increases in interest expense, the amortization of debt discounts related to the Level 2 acquisition.

Net income/(loss)

Net loss decreased by 26% or $54,726 from Q2 2024 in comparison to Q2 2023. This increase, though small was primarily due to the lower revenues as we transition out of direct-to-consumer PPE sales into our core B2B business and the effort to get the new Level 2 Security Products out to market.

Six Months Ended June 30, 2024 (“Q1 and Q2 2024”) Compared to the Six Months Ended June 30, 2023 (“Q1 and Q2 2023”)

	Six Months Ended June 30,
	2024		2023
	$	% of Revenues	$	% of Revenues

Product sales	41,549	45%	90,623	75%
Service income	50,932	55%	30,909	25%
Total revenues	92,481	100%	121,532	100%
Cost of products sold	16,326	18%	66,781	55%
Cost of service revenue	3,737	4%	6,899	6%
Cost of goods sold	20,063	22%	73,680	61%
Gross profit	72,418	78%	47,852	39%

Operating expenses:
Wages and benefits	131,801	143%	242,494	200%
Professional fees	67,420	73%	51,923	43%
Sales and marketing expenses	10,859	12%	(20)	0%
General and administrative	125,939	136%	113,458	93%
Total operating expenses	336,019	356%	407,855	336%

Gain (loss) from operations	(263,601)	-278%	(360,003)	-296%

Other income (expense), net	(141,401)	-153%	(97,727)	-80%
Net income (loss)	(405,002)	-431%	(457,730)	-377%

Revenues

Revenues as a whole in Q1 and Q2 2024 decreased by 24% or $29,050 in comparison to Q1 and Q2 2023. This decrease was primarily driven from transitioning out of direct-to-consumer PPE sales into our core B2B business and the effort to get the new Level 2 Security Products out to market.

As a result, during the Q1 & Q2 quarters ended June 30, 2024, we did not meet our overall revenue goals. We did however see some positive trends compared to Q1 & Q2 2023, with international subscriptions increasing by 67% for the period ended Q2 2024 as compared to Q2 2023. SmartSole B2B sales increasing by 124% in Q1 & Q2 of 2024, compared to Q1 & Q2 of 2023. Unlike B2C sales, where subscriptions activate immediately after purchase, the B2B sales typically have a lag of between 2-4 months, allowing for the distributor to receive the inventory and then activate the customers unit as they sell into the marketplace. Thus, the increase in B2B subscriptions without the corresponding revenue increase, until the distributor inventories are depleted and replenished. Thus, we are seeing increased recurring revenues as these distributor product sales are turned on and activated, with a 65% increase from Q1 2024 as compared to Q2 2023.

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

We also worked on expanding our SmartSole distribution and began pilot programs in the Netherlands, Spain and Portugal and with a large security company in Mexico City whose testing and evaluation period having been successfully completed and we have entered into negotiations and planning for a commercial rollout.

Late last year we took transformative steps to broaden our product line and add new markets in order to increase our product and subscription revenues. We successfully acquired Level 2 Security LLC, which we merged into our new 100% wholly owned subsidiary Level 2 Security Products, Inc. During Q1 & Q2 2024, we brought in a few marketing consultants and retired policy officers to help us build a go to market strategy for the GunAlert product. During that time, we discovered there are numerous avenues and channel partners for us to engage with, of which we have begun a concerted outreach campaign. We also made some significant improvements to the device and filed additional IP.

In summary, we made several positive steps forward but did not meet our revenue targets yet exceed the gross margin for the same period in 2023.

During the period ended June 30, 2024, the Company’s customer base and revenue streams were comprised of approximately 56.26% B2B (Wholesale Distributors and Enterprise Institutions), 43.74% B2C (consumers and government agencies who bought on the behalf of consumers, through our online ecommerce platform and through Amazon, Google and iTunes), 0% IP (our monetization campaign from consulting, licensing and asserting our patents) and 0% Military and Law Enforcement.

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

Cost of goods sold

Cost of goods sold decreased by 73% or $56,618 during Q1 and Q2 2024 in comparison to Q1 and Q2 2023. This decrease was primarily due to the lower distributor hardware sales, which are larger volume orders, that are dependent upon the activation of SmartSoles sold into their respective markets, which affects the timeliness of their hardware orders to maintain adequate inventory levels.

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

Wages and benefits

Wages and benefits during Q1 and Q2 2024 decreased by 46% or $110,693 in comparison to Q1 and Q2 2023, because of cost cutting and time saving initiatives.

Professional fees

Professional fees consist of costs attributable to consultants and contractors who primarily spend their time on legal, accounting, product development, business development, corporate advisory services and investor relations. Such costs increased $15,498 or 30% during Q1 and Q2 2024 as compared to Q1 and Q2 2023. Even though some professional fees have decreased as more responsibilities were transferred from outside contractors and consultants to in-house personnel, fees related to investor relations and business development have increased due to new products lines and the impending release of the company’s updated SmartSole products on new GunAlert product line, and overages in our 10K audit fees.

Sales and marketing expenses

Sales and marketing expenses decreased by 100% or $10,880 during Q1 and Q2 2024 in comparison to Q1 and Q2 2023. The increase was primarily due to the release of the new GunAlert product line as we build brand awareness across multiple media platforms.

General and administrative

General and administrative costs during Q1 and Q2 2024 increased by $12,480 or 11% in comparison to Q1 and Q2 2023, mostly due to increases in amortization expense of IP. While at the same time, the Company continues many cost saving measures, including the entire senior management team deferring salaries.

Other income/(expense), net

Other expense, net increased 45% or $42,675 from Q1 and Q2 2024 to Q1 and Q2 2023. This increase was primarily as a result of the increases in interest expense, the amortization of debt discounts related to the Level 2 acquisition.

Net income/(loss)

Net loss decreased by 12% or $52,728 from Q1 and Q2 2024 to Q1 and Q2 2023. This decrease, was primarily due to higher net profits as we transition out of direct-to-consumer PPE sales into our core B2B business and the effort to get the new Level 2 Security Products out to market, coupled with the cost savings form executive salaries as the Company works to maintain its cost cutting initiatives.

Liquidity and Capital Resources

As of June 30, 2024, we had $29,576 of cash and cash equivalents, and a working capital deficit of $4,168,975, compared to $45,089 of cash and cash equivalents and a working capital deficit of $3,614,467 as of December 31, 2023.

During the six months ended June 30, 2024, our net loss was $405,002 compared to a net loss of $457,730 for the six months ended June 30, 2023. Net cash used in operating activities in the six months ended June 30, 2024 and in the six months ended June 30, 2023 was $252,915 and $155,814, respectively.

Net cash used in investing activities during the six months ended June 30, 2024 and June 30, 2023 was $3,000 and $0, respectively.

Net cash provided by financing activities during the six months ended June 30, 2024 was $217,051 and consisted of $40,000 received for the issuance of debt, $200,000 received for the issuance of preferred shares, and payments to the line of credit of $8,019 and payments on debt of $14,930. Net cash provided by financing activities during the six months ended June 30, 2023 was $192,368 and consisted of $190,000 received for the issuance of debt, $46,881 from the use of the line of credit, and payments to the line of credit of $27,791 and payments on debt of $16,722.

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

In order to continue funding our growth, IP, working capital needs and new product development costs, during the first six months of 2024 we continued to draw down on our credit line to fund purchase orders. However, no assurance can be given that the investor will provide the funding, if and when requested by us.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has stockholders’ deficit of $4,056,852 and negative working capital of $4,168,974 as of June 30, 2024 and used cash in operations of $252,915 during the current period then ended. A significant part of our negative working capital position at June 30, 2024 consisted of $1,758,215, of amounts due to various accredited investors of the Company for convertible promissory notes, loans and a letter of credit, net of discount. The Company anticipates further losses in the development of its business. Please see the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2023 for more information regarding risks associated with our business.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Inflation

We believe that our business and operations could be materially affected by inflation, as unexpected increases in our costs could affect how we manage operations

Critical Accounting Policies and Estimates

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

Based on the evaluation as of June 30, 2024, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 2.(a). UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

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

METALERT, INC.

Date: August 19, 2024	By:	/s/ ALEX MCKEAN
Alex McKean,
Chief Financial Officer (Principal Financial Officer)

Date: August 19, 2024	By:	/s/ PATRICK BERTAGNA
Patrick Bertagna,
Chief Executive Officer

