Form 10-Q
period 2024-09-30
Metalert, Inc.
filed 2024-11-14
CIK 1375793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2024

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,745,931 common shares issued and outstanding as of November 14, 2024.

METALERT INC. AND SUBSIDIARIES

For the quarter ended September 30, 2024

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

METALERT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$29,308	$68,440
Accounts receivable, net	24,297	17,408
Inventory	225,351	231,818
Investment in marketable securities	649	649
Other current assets	4,079	4,339
Total current assets	283,684	322,654

Intangible assets, net	219,888	261,761
Property and equipment, net	11,159	25,780

Total assets	$514,731	$610,195

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$198,090	$264,671
Accrued expenses	242,930	327,338
Accrued expenses, related parties	1,033,125	762,365
Deferred revenues	7,646	6,505
Short-term debt – line of credit	89,886	102,040
Short-term debt - CARE loans	16,778	12,972
Convertible promissory notes, net of discount	1,610,250	1,484,142
Convertible notes, related parties, net of discount	1,232,193	1,219,313
Notes payable	146,195	146,195
Notes payable – related parties	47,100	46,500
Total current liabilities	4,624,193	4,372,041

Long-term debt - CARE loan	133,222	137,028

Total liabilities	4,757,415	4,509,069

Commitments and contingencies

Stockholders’ deficit:
Preferred stock series A, $0.001 par value; 1,000,000 shares authorized; 13,846 shares issued and outstanding at September 30, 2024 and December 31, 2023	14	14
Preferred stock series B, $0.001 par value; 10,000 shares authorized, 3 and 3 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	-	-
Preferred stock series C, $0.001 par value; 1,000 shares authorized, 6 and 6 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	-	-
Preferred stock series D, $0.001 par value; 100,000 shares authorized, 75,000 and 15,000 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	8	2
Common stock, $0.0001 par value; 2,071,000,000 shares authorized; 34,345,931 and 32,445,931 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	3,435	3,245
Additional paid-in capital	25,103,322	24,844,494
Accumulated deficit	(29,349,463)	(28,746,629)
Total stockholders’ deficit	(4,242,684)	(3,898,874)
Total liabilities and stockholders’ deficit	$514,731	$610,195

See accompanying notes to condensed consolidated financial statements.

METALERT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Product sales	$24,556	$58,940	$66,105	$149,562
Service income	27,472	26,801	78,404	57,710
Total revenues	52,028	85,741	144,509	207,272

Cost of products sold	26,718	84,458	43,044	151,239
Cost of other revenue	5,997	1,206	9,735	8,105
Total cost of goods sold	32,715	85,664	52,779	159,344

Gross margin	19,313	77	91,730	47,928

Operating expenses:
Wages and benefits	65,460	120,865	197,261	363,359
Professional fees	24,444	61,995	91,865	113,917
Sales and marketing expenses	5,403	5,372	16,263	5,352
General and administrative	57,747	65,232	183,685	178,690

Total operating expenses	153,054	253,464	489,074	661,318

Loss from operations	(133,741)	(253,387)	(397,344)	(613,390)

Other income/(expenses):
Gain/(loss) on settlement of debt	-	-	-	44,217
Gain/(loss) on marketable securities	-	-	-	(34)
Amortization of debt discount	(4,681)	(21,028)	(24,917)	(63,247)
Interest expense and financing costs	(59,410)	(155,146)	(180,573)	(254,836)

Total other income/(expenses)	(64,091)	(176,174)	(205,490)	(273,901)

Net loss	(197,832)	(429,561)	(602,834)	(887,291)

Net loss attributable to common shareholders	$(197,832)	$(429,561)	$(602,834)	$(887,291)

Weighted average number of common shares outstanding - basic and diluted	34,188,322	25,838,157	33,845,566	23,348,693

Net income/(loss) per common share - basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.04)

See accompanying notes to condensed consolidated financial statements.

METALERT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Three Months Ended September 30, 2024 and September 30, 2023 (Unaudited)

For the Three Months Ended September 30, 2024 (Unaudited)

	Series A Preferred		Series B Preferred		Series C Preferred		Series D Preferred		Common Shares		Additional		Total
	Shares		Shares		Shares		Shares		Shares		Paid-In	Accumulated	Stockholders’
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Deficit	Deficit
Balance June 30, 2024	13,846	$14	3	$-	6	$-	75,000	$8	33,845,931	$3,385	$25,091,372	$(29,151,631)	$(4,056,852)
Issuance of common stock for services	-	-	-	-	-	-	-	-	500,000	50	11,950	-	12,000
Issuance of preferred stock for financings	-	-	-	-	-	-	-	-	-	-	-	-	-
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	(197,832)	(197,832)
Balance September 30, 2024	13,846	$14	3	$-	6	$-	75,000	$8	34,345,931	$3,435	$25,103,322	$(29,349,463)	$(4,242,684)

For the Three Months Ended September 30, 2023 (Unaudited)

	Series A Preferred		Series B Preferred		Series C Preferred		Series D Preferred		Common Shares		Additional		Total
	Shares		Shares		Shares		Shares		Shares		Paid-In	Accumulated	Stockholders’
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Deficit	Deficit
Balance June 30, 2023	13,846	$14	3	$-	6	$-	-	$-	23,411,342	$2,341	$24,303,554	$(28,014,201)	$(3,708,292)
Issuance of common stock for services	-	-	-	-	-	-	-	-	170,000	17	22,763	-	22,780
Issuance of common stock for the conversion of notes	-	-	-	-	-	-	-	-	1,189,589	119	11,777	-	11,896
Issuance of common stock for acquisition	-	-	-	-	-	-	-	-	7,100,000	710	347,190	-	347,900
Issuance of preferred stock for financing	-	-	-	-	-	-	15,000	2	-	-	99,998	-	100,000
Fair value of warrants issued for services	-	-	-	-	-	-	-	-	-	-	99,850	-	99,850
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	(429,561)	(429,561)
Balance September 30, 2023	13,846	$14	3	$-	6	$-	15,000	$2	31,870,931	$3,187	$24,885,133	$(28,443,763)	$(3,555,427)

METALERT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Nine Months Ended September 30, 2024 and September 30, 2023 (Unaudited)

For the Nine Months Ended September 30, 2024 (Unaudited)

	Series A Preferred		Series B Preferred		Series C Preferred		Series D Preferred		Common Shares		Additional		Total
	Shares		Shares		Shares		Shares		Shares		Paid-In	Accumulated	Stockholders’
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Deficit	Deficit
Balance December 31, 2023	13,846	$14	3	$-	6	$-	15,000	$2	32,445,931	$3,245	$24,844,494	$(28,746,629)	$(3,898,874)

Issuance of common stock for services	-	-	-	-	-	-	-	-	1,900,000	190	58,834	-	59,024
Issuance of preferred stock for financings	-	-	-	-	-	-	60,000	6	-	-	199,994	-	200,000
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	(602,834)	(602,834)
Balance September 30, 2024	13,846	$14	3	$-	6	$-	75,000	$8	34,345,931	$3,435	$25,103,322	$(29,349,463)	$(4,242,684)

For the Nine Months Ended September 30, 2023 (Unaudited)

	Series A Preferred		Series B Preferred		Series C Preferred		Series D Preferred		Common Shares		Additional		Total
	Shares		Shares		Shares		Shares		Shares		Paid-In	Accumulated	Stockholders’
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Deficit	Deficit
Balance December 31, 2022	13,846	$14	3	$-	6	$-			17,179,794	$1,718	$24,241,862	$(27,556,471)	$(3,312,877)

Issuance of common stock for services	-	-	-	-	-	-			170,000	17	22,763	-	22,780

Issuance of common stock for financings	-	-	-	-	-	-	15,000	2	-	-	99,998	-	100,000
Fair value of warrants issued for services	-	-	-	-	-	-	-	-	-	-	99,850	-	99,850
Issuance of common stock for the conversion of notes	-	-	-	-	-	-			7,421,137	742	73,469	-	74,211
Issuance of common stock for acquisition	-	-	-	-	-	-			7,100,000	710	347,190	-	347,900
Net income (loss)	-	-	-	-	-	-			-	-	-	(887,291)	(887,291)
Balance September 30, 2023	13,846	$14	3	$-	6	$-	15,000	$2	31,870,931	$3,187	$24,885,133	$(28,443,763)	$(3,555,427)

The accompanying notes are an integral part of these consolidated financial statements.

METALERT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(602,834)	$(887,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	61,369	25,005
Change in fair value of marketable securities	-	34
Stock based compensation	59,024	22,780
Amortization of debt discount	24,917	63,247
Gain on the settlement of debt and accrued interest	-	27,537
Gain on extinguishment of debt	-	16,680
Fair value of warrants issued for debt	-	99,850
Changes in operating assets and liabilities:
Accounts receivable	(6,889)	(48,177)
Inventory	6,467	42,815
Other current and non-current assets	259	3,275
Accounts payable and accrued expenses	(150,989)	194,450
Accrued expenses - related parties	214,458	171,456
Accrued interest and financing costs	56,302	(50,877)
Deferred revenues	1,142	(6,400)
Due to/from Officers	600	30,450

Net cash used in operating activities	(336,174)	(295,166)

Cash flows from investing activities
Intangible assets purchases	-	42,408
Property, plant and equipment purchases	(4,875)	-

Net cash used in investing activities	(4,875)	42,408

Cash flows from financing activities
Proceeds from line of credit	-	46,881
Proceeds from sale of preferred stock	200,000	100,000
Proceeds from the issuance of debt	140,000	275,000
Payments on line of credit	(12,153)	(29,021)
Payments on debt	(25,930)	(42,304)

Net cash provided by financing activities	301,917	350,556

Net change in cash and cash equivalents	(39,132)	97,798

Cash and cash equivalents, beginning of period	68,440	8,535

Cash and cash equivalents, end of period	$29,308	$106,333

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock for conversion of debt and interest	$-	$74,211
Debt discount on convertible notes	$23,000	$17,150

See accompanying notes to condensed consolidated financial statements.

METALERT INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

During the periods covered by these financial statements, MetAlert, Inc., a Nevada Corporation, and its subsidiaries (the “Company”, “MetAlert”, “we”, “us”, and “our”) were engaged in business operations that design, manufacture and sell various interrelated and complementary products and services in the wearable technology and Personal Location Services marketplace. MetAlert owns 100% of the issued and outstanding capital stock of its two subsidiaries - Global Trek Xploration, Inc., Level 2 Security Products, Inc.

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

LOCiMOBILE, Inc’s, digital assets are now under the management of the parent company MetAlert, and remain there, post dissolution, of the corporate entity (LOCiMobile, Inc.). The Company’s digital platform which has been at the forefront of Smartphone application (“App”) development since 2008 designs mobile applications that turn the iPhone, iPad, Android and other GPS enabled handsets into a tracking device which can then be tracked from any mobile device or through our proprietary tracking portal or on any connected device with internet access.

Basis of Presentation

The accompanying unaudited consolidated financial statements of MetAlert have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included. Our operating results for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2023, which are included in our Annual Report on Form 10-K.

The accompanying consolidated financial statements reflect the accounts of MetAlert, Inc. and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company incurred losses and negative cash flows from operations during the period ended September 30, 2024 and has negative working capital of $4,340,509 as of September 30, 2024 and used cash in operations of $336,174 during the period then ended. The Company anticipates further losses in the development of its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan until such time as revenues and related cash flows are sufficient to fund our operations.

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

Allowance for Doubtful Accounts

We extend credit based on our evaluation of the customer’s financial condition. We carry our accounts receivable at net realizable value. We monitor our exposure to losses on receivables and maintain allowances for potential losses or adjustments. We determine these allowances by (1) evaluating the aging of our receivables; and (2) reviewing high-risk customer’s financial condition. Past due receivable balances are written off when our internal collection efforts have been unsuccessful in collecting the amount due. Our allowance for doubtful accounts was approximately $12,000 as of September 30, 2024 and December 31, 2023, respectively.

Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold in the accompanying consolidated statements of operations.

Product Warranty

The Company’s warranty policy provides repair or replacement of products (excluding GPS Shoe devices) returned for defects within ninety days of purchase. The Company’s warranties are of an assurance-type and come standard with all Company products to cover repair or replacement should product not perform as expected. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and recovery from suppliers. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty costs. The Company estimates the actual historical warranty claims coupled with an analysis of unfulfilled claims to record a liability for specific warranty purposes. As of September 30, 2024 and December 31, 2023, products returned for repair or replacement have been immaterial. Accordingly, a warranty liability has not been deemed necessary.

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

As of September 30, 2024, the Company had four customers representing approximately 35%, 17%, 12% and 10% of sales, respectively, and four customers representing approximately 17%, 13%, 13% and 13% of total accounts receivable, respectively. As of September 30, 2023, the Company had four customers representing approximately 26%, 19%, 19% and 14% of sales, respectively, and four customers representing approximately 39%, 22%, 19%, and 6% of total accounts receivable, respectively.

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

Marketable Securities

The Company’s securities investments that are acquired and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value based on quoted market price (level 1) on the balance sheet in current assets, with the change in fair value during the period included in earnings. As of September 30, 2024 and December 31, 2023 the fair value of our investment in marketable securities was $649.

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

At September 30, 2024 and December 31, 2023, the balance of the derivative liabilities was $0. It was determined at December 31, 2020 that the Preferred A shareholders having the majority vote, can agree to increase the number of authorized shares, if needed, to settle any convertible debt, and thus the liability is $0.

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

	September 30,
	2024	2023
Warrants	200,000	846,154
Preferred B shares	18,462	18,462
Preferred C shares	6,154	6,154
Preferred D shares	7,500,000	1,500,000
Conversion shares upon conversion of notes	118,094,563	111,624,469
Total	125,819,179	113,995,239

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

3. INVESTMENT IN MARKETABLE SECURITIES

The Company’s investments include marketable securities of two entities whereby the Company’s ownership is less than 5%. As of September 30, 2024 and December 2023, the securities were valued at $649, respectively.

4. INVENTORY

Inventories consist of the following:

	September 30, 2024	December 31, 2023
Raw materials	$15,061	$24,936
Finished goods	210,290	206,882
Total inventories	$225,351	$231,818

5. PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	September 30, 2024	December 31, 2023
Software	$25,890	$25,890
Website development	91,622	91,622
Software development	399,647	394,772
Equipment	1,750	1,750

Less: accumulated depreciation	(507,750)	(488,254)
Total property and equipment, net	$11,159	$25,780

Depreciation expense for the period ended September 30, 2024 and 2023 was $19,497 and $25,005, respectively, and is included in general and administrative expenses.

6. INTANGIBLE ASSETS

Intangible assets, net, consists of the following:

	September 30, 2024	December 31, 2023
Trademarks	$3,308	$3,308
Tooling and molds	25,300	25,300
Website development	9,400	9,400
Software development	191,457	191,457
Acquired patents and trademarks	50,000	50,000

Less: accumulated amortization	(59,577)	(17,704)
Total intangible assets, net	$219,888	$261,761

Amortization expense for the period ended September 30, 2024, was $59,577, and 2023 was $0, and is included in general and administrative expenses.

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

7. NOTES AND LOANS PAYABLE

The following table summarizes the components of our short-term borrowings:

	September 30, 2024	December 31, 2023
(a) Term loan	$146,195	$146,195
(b) Revolving line of credit	7,000	7,000
(b) Revolving line of credit	82,886	95,040
Total	$236,081	$248,235

(a) Term loans

In 2022, the Company entered into an unsecured short-term loan agreements with various third parties for an aggregate principal balance of $145,000 at an interest rate of 5% per annum, with the interest adjusted to 10% in the case of a default. One loan for $25,000 was paid in full on April 14, 2022, leaving $120,000 outstanding as of December 31, 2022.

In September of 2019, the Company entered into an unsecured term loan agreement with a third party for an aggregate principal balance of $50,000 at an interest rate of 5% per annum in relation to an Asset Purchase Agreement. The term loan became due on December 31, 2020, and is currently past due. The balance outstanding on the note as of September 30, 2024 was $36,389, which included $10,194 in interest, $4,500 in cash payments to principal and reductions of $19,305 due to sublet fees for office space and principal payments.

(b) Lines of Credit

The Company obtained a revolving line of credit agreement with an accredited investor of $500,000 during 2018.

The line bears interest of 8.5%. The line is based upon MetAlert providing the investor with purchase orders and use of proceeds, including production of goods schedules and loan repayment timelines. These loans/drawdowns are specifically for product, inventory and/or purchase order financing. As of September 30, 2024, the balance is $7,000.

The Company also has an unsecured line of credit, guaranteed by its CEO, with its business bank, Union Bank, whereby funds can be borrowed at a revolving adjustable rate of 2 points over prime, currently 8.25%, with a max borrowing amount of $100,000. The balance at September 30, 2024 and December 31, 2023 was $82,886 and $95,039, with $0 having been borrowed and $12,153 paid back in the September 30, 2024 period.

8. CONVERTIBLE PROMISSORY NOTES

As of September 30, 2024 and December 31, 2023, the Company had a total of $1,628,000 and $1,490,930, respectively, of outstanding convertible notes payable, which consisted of the following:

	September 30, 2024	December 31, 2023
Convertible Notes – with fixed conversion, past due	$415,500	$415,500
Convertible Notes – with fixed conversion	847,500	732,500
Convertible Notes – with fixed conversion and OID	108,000	74,930
Convertible Note – with variable conversion	57,000	68,000
Notes issued in relation to acquisition – with fixed conversion	200,000	200,000

Less: Debt discount	(17,750)	(6,788)
Total convertible notes, net of debt discount	$1,610,250	$1,484,142

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

On August 2, 2024, the Company entered into a Securities Purchase Agreement (“SPA”) for $300,000 with an investor. The SPA includes convertible promissory notes that will total $345,000 with an original issue discount of $45,000. The funds will be paid to the Company in one or more tranches, with the maturity date beginning at the end of each tranche and for a period of twenty-four months. The note has a conversion rate of $0.035 and an interest rate of 5%. The first two tranches totalling $100,000 was received during the period ending September 30, 2024.

As of September 30, 2024, and December 31, 2023 $415,500 of these convertible notes are currently past due, with no associated penalties.

9. CARE Loans

	September 30, 2024	December 31, 2023
EIDL loan – short term	$16,778	$12,972
EIDL loan – long term	133,222	137,028
Total CARE loans	$150,000	$150,000

Economic Injury Disaster Loan

On June 10, 2020, the Company executed a secured loan with the U.S. Small Business Administration (SBA) under the Economic Injury Disaster Loan program in the amount of $150,000. The loan is secured by all tangible and intangible assets of the Company and payable over 30 years at an interest rate of 3.75% per annum.

A minimum instalment interest payment plan was offered by the SBA, and we are making those payments while we are waiting for confirmation of an adjustment or the forgiveness of the loan. As of September 30, 2024 and December 31, 2023, short term amounts due under the loan include planned principle payments in the next twelve months and any payments considered past due.

10. RELATED PARTY TRANSACTIONS

Convertible Notes Due to Related Parties

During the period ended September 30, 2024, there was no change in related party notes.

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

Accrued wages and costs - In order to preserve cash for other working capital needs, various officers, members of management, employees and directors agreed to defer portions of their wages and sometimes various out-of-pocket expenses. As of September 30, 2024, and December 31, 2023, the Company owed $195,791, respectively, for such deferred wages and other expenses owed for other services which are included in the accrued expenses – related parties on the accompanying balance sheet. There were no new related party transactions in the quarter ended September 30, 2024.

Officer Loans

On November 18, 2022, an officer loaned the Company $10,000 at a 10% interest rate on a short-term basis.

During the period ended December 31, 2023, the same office loaned another $3,500, was paid $2,000 in principal and $850 in interest, leaving a balance of $11,500 in principal on December 31, 2023.

During the period ended September 30, 2024, the officer loaned the Company $4,200 and was repaid $3,600 in principal, leaving a balance of $12,100 in principal on September 30, 2024.

During the period ended December 31, 2023, a second officer loaned the Company $35,000, at a 10% interest rate.

For the period ending September 30, 2024, the outstanding balance on officer loans was $47,100.

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

During the three month ended March 31, 2024, the Company issued 60,000 Series D preferred shares and to an accredited investor for their $200,000 investment in the financing. The Series D preferred shares shall have a fixed conversion price equal to 100 shares of common stock, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the Common Stock. The Company considered the accounting effects of the existence of the conversion feature of the Series D Preferred Stock at the date of issuance.

Common Stock

During the period ending September 30, 2024, the Company issued 1,900,000 shares of its common stock to consultants for services valued at $59,024, based on the fair value of the underlying stock on the date of grant.

During the period ending September 30, 2023, the Company issued 7,421,137 shares of its common stock, with a value of $74,211 to various noteholders and employees for conversions of their notes within the terms, resulting in no gain or loss on the transaction.

Common Stock Warrants

A summary of the Company’s warrant activity and related information is provided below:

	Exercise Price $	Number of Warrants
Outstanding and exercisable at December 31, 2023	0.05 – 2.60	846,154
Warrants exercised	-	-
Warrants granted	-	-
Warrants expired	0.05-2.6	(646,154)
Outstanding and exercisable at September 30, 2024	0.15- 0.1625	200,000

Stock Warrants as of September 30, 2024
Exercise	Warrants	Remaining	Warrants
Price	Outstanding	Life (Years)	Exercisable
$0.15	100,000	1.36	100,000
$0.1625	100,000	0.14	100,000

During the period ended September 30, 2024, the Company did not issue any warrants, with 646,154 of warrant expiring, leaving a balance at September 30, 2024 of 200,000.

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

The 2008 Plan provides for the issuance of a maximum of 7,000,000 shares, of which, after adjusting for estimated pre-vesting forfeitures and expired options, approximately 2,235,000 were available for issuance as of September 30, 2024.

No options were granted or outstanding as of the period ending September 30, 2024.

12. COMMITMENTS & CONTINGENCIES

Bonuses

The Company has an employment agreement with its CEO which, among other provisions, provide for the payment of a bonus, as determined by the Board of Directors, in amounts ranging from 15% to 50% of the executive’s yearly compensation, to be paid in cash or stock at the Company’s sole discretion, if the Company has an increase in year over year revenues and the Executive performs his duties (i) within the time frame budgeted for such duties and (ii) at or below the cost budgeted for such duties. No such bonuses were declared or accrued during the periods ending September 30, 2024 or 2023.

Contingencies

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure you that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events. As of September 30, 2024, there was no pending or threatened litigation against the Company.

13. SUBSEQUENT EVENTS

Subsequent to September 30, 2024, the Company issued 400,000 shares of common stock valued at $16,350 to two consultants.

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

Organization and Presentation

Overview

MetAlert Inc., a Nevada Corporation, headquartered in Los Angeles, has developed a suite of products and solutions, powered by a proprietary real time tracking technology platform, allowing remote monitoring, location-based tracking, health data collection of humans, and theft recovery for high value assets. Many of the products have a wide range of applications, focusing on addressing two pressing global problems: remote patient monitoring for people with cognitive decline, and the safety and recovery of firearms and other high value assets. Approximately 3% of the world’s population has a form of cognitive impairment, such as Alzheimer’s, dementia, autism and traumatic brain injury. And there are over 400 million firearms just in the United States alone. Each represents sizeable markets which Metalert has patent protected products and solutions for, that generate revenues both from product sales and ongoing high margin recurring subscription service fees. The Company sells both B2B and B2C, with international distributors supporting customers across North American, South America and Europe.

The Company was originally founded in 2002 as Global Trek Xploration, Inc. and, as part of a reverse merger, became publicly traded in 2008 as a 100% wholly owned subsidiary of GTX Corp, a Nevada corporation, under its former name “Deeas Resources Inc.” In September 2022, the public Company changed its name from GTX Corp to MetAlert, Inc. and effected a 1-for-65 reverse stock split of its issued and outstanding stock (OTC Pinks: MLRT). After the name change the Company maintained its ownership of its two wholly owned subsidiaries. During the periods covered by this report, MetAlert, Inc. and its subsidiaries were engaged in business operations that design, manufacture and sell various interrelated and complementary products and services in the wearable technology and Personal Location Services marketplace.

In September of 2023, we acquired Level 2 Security, LLC and merged it into a new 100% wholly owned subsidiary Level 2 Security Products, Inc. During that period, the operations of LOCiMobile, Inc., another 100% wholly owned subsidiary, was consolidated under Global Trek Xploration and the corporate entity was dissolved. MetAlert now owns 100% of the issued and outstanding capital stock of its two operating subsidiaries - Global Trek Xploration, Inc. and Level 2 Security Products, Inc. The LOCiMOBILE digital assets are now under the management of the parent company MetAlert and remain there, post dissolution, of the corporate entity (LOCiMobile, Inc.). The Company’s digital platform which has been at the forefront of Smartphone application (“App”) development since 2008 designs mobile applications that turn the iPhone, iPad, Android and other GPS enabled handsets into a tracking device which can then be tracked from any mobile device or through our proprietary tracking portal or on any connected device with internet access. In the first quarter of 2024, we launched the Gen 2 version of the GunAlert product, across multiples channels, such as direct-to-consumer, retailers, non-profits, and government agencies. Level 2 Security Products, Inc. is in the high value non-human asset monitoring and recovery business for items such as firearms, vehicles, bikes, boats, ATVs, and a host of other valuable mobile assets which require oversight monitoring and theft recovery.

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

Three Months Ended September 30, 2024 (“Q3 2024”) Compared to the Three Months Ended September 30, 2023 (“Q3 2023”)

	Three Months Ended September 30,
	2024		2023
	$	% of Revenues	$	% of Revenues

Product sales	24,556	47%	58,940	69%
Service income	27,472	53%	26,801	31%
Total revenues	52,028	100%	85,741	100%
Cost of products sold	26,718	51%	84,458	99%
Cost of service revenue	5,997	12%	1,206	1%
Cost of goods sold	32,715	63%	85,664	100%
Gross profit	19,313	37%	77	0%

Operating expenses:
Wages and benefits	65,460	126%	120,865	141%
Professional fees	24,444	47%	61,995	72%
Sales and marketing expenses	5,403	10%	5,372	6%
General and administrative	57,747	111%	65,232	76%
Total operating expenses	153,054	294%	253,464	296%

Gain (loss) from operations	(133,741)	-257%	(253,387)	-296%

Other income (expense), net	(64,089)	-123%	(176,174)	-205%
Net income (loss)	(197,830)	-380%	(429,561)	-501%

Revenues

Revenues were $52,028 for the three months ended September 30, 2024, compared to $85,740 for the three months ended September 30, 2023, representing a decrease of 39%. This decrease was primarily driven from delays in production on our SmartSoles, where delivery of the finished product until early October of 2024, and not receiving inventory for our newGunAlert version 2 until early October as well.

As a result, during the third quarter ended September 30, 2024, we did not meet our overall revenue goals. We did however see some positive trends with international subscriptions increasing their growth by 62% for the period ended Q3 2024 as compared to Q3 2023 indicating that the international distributors are selling their inventory into the marketplace in their respective countries. At the same time, we saw SmartSole B2C sales increasing by 59% in Q3 of 2024 partially attributable to a direct to consume advertising campaign we began in the 3rd quarter, as compared to Q3 2023,

We also worked on expanding our SmartSole distribution and began pilot programs in Spain and Portugal and with a large security company in Mexico City whose testing and evaluation period has successfully led to the Company in Mexico placing their first SmartSole order.

During the period ended September 30, 2024, the Company’s customer base and revenue streams were comprised of approximately 63% B2B (Wholesale Distributors and Enterprise Institutions), 37% B2C (consumers and government agencies who bought on the behalf of consumers, through our online ecommerce platform and through Amazon, Google and iTunes).

During the period ended September 30, 2023, the Company’s customer base and revenue streams were comprised of approximately 51% B2B (Wholesale Distributors and Enterprise Institutions), 49% B2C (consumers and government agencies who bought on the behalf of consumers, through our online ecommerce platform and through Amazon, Google and iTunes).

Cost of goods sold

Cost of goods sold were $32,715 for the three months ended September 30, 2024, compared to $85,664 for the three months ended September 30, 2023, representing a decrease of 62%.

We expect our margins to increase once we start ramping up our subscriptions and licensing and sell more of our proprietary products like our SmartSoles and GunAlert, where we have limited competition. Our overall gross margin was higher than in 2023, predominately because a greater portion of our revenues were subscription based where we recognize our highest profit margins.

We continue to work with all our suppliers to reduce unnecessary expenses related to production inefficiencies in order to position ourselves to maximize profits as we scale back up.

Wages and benefits

Wages and benefits decreased 44% in the three months ended September 30, 2024, as compared to three months ended September 30, 2023, predominantly because of cost cutting and time saving initiatives.

Professional fees

Professional fees consist of costs attributable to consultants and contractors who primarily spend their time on legal, accounting, product development, business development, corporate advisory services and shareholder communications. Such costs decreased $37,551 or 61% in the three months ended September 30, 2024, as compared to in the three months ended September 30, 2023. Professional fees have decreased primarily as a result of responsibilities being transferred from outside contractors and consultants to in-house personnel.

Sales and marketing expenses

Sales and marketing expenses remained comparable in the three months ended September 30, 2024, in comparison to the three months ended September 30, 2023.

General and administrative

General and administrative costs in the three months ended September 30, 2024, decreased by $7,485 or 11% in comparison to the three months ended September 30, 2023, mostly due to decreases in development and production expenses. While at the same time, the Company continues many cost saving measures, including the entire senior management team deferring salaries.

Other income/(expense), net

Other expenses, net decreased 64% or $112,085 in the three months ended September 30, 2024, compared to the three months ended September 30, 2023. This decrease was primarily as a result of reductions in financing costs and reductions in amortizations of debt discounts.

Net income/(loss)

Net loss decreased by 54% or $231,731 from Q3 2024 in comparison to Q3 2023. This decrease, was primarily due to the lower revenues as we transition out of direct-to-consumer PPE sales into our core B2B business, the effort to get the new Level 2 Security Products out to market, reductions in amortizations of debt discounts and reduced financing costs.

Nine Months Ended September 30, 2024 (“Q1 – Q3 2024”) Compared to the Nine Months Ended September 30, 2023 (“Q1 – Q32 2023”)

	Nine Months Ended September 30,
	2024		2023
	$	% of Revenues	$	% of Revenues

Product sales	66,105	46%	149,562	72%
Service income	78,404	54%	57,710	28%
Total revenues	144,509	100%	207,272	100%
Cost of products sold	43,044	30%	151,239	73%
Cost of service revenue	9,735	7%	8,105	4%
Cost of goods sold	52,779	37%	159,344	77%
Gross profit	91,370	63%	47,928	23%

Operating expenses:
Wages and benefits	197,261	137%	363,359	175%
Professional fees	91,865	64%	113,917	55%
Sales and marketing expenses	16,263	11%	5,352	3%
General and administrative	183,685	127%	178,690	86%
Total operating expenses	489,074	338%	661,318	319%

Gain (loss) from operations	(397,344)	-275%	(613,390)	-296%

Other income (expense), net	(205,490)	-142%	(273,901)	-132%
Net income (loss)	(602,834)	-417%	(887,291)	-4280%

Revenues

Revenues during the nine months ended September 30, 2024, decreased by 30% or $62,763 in comparison to the comparable 2023 period. This decrease was primarily driven from transitioning out of direct-to-consumer PPE sales into our core B2B business and the effort to get the new Level 2 Security Products out to market and from delays in finished goods production for our SmartSoles, where we did not receive inventory until early October of 2024, and not receiving inventory for our new GunAlert version 2 until early October as well.

As a result, during the nine months ended September 30, 2024, we did not meet our overall revenue goals. We did however see some positive trends compared to the comparable 2023 period, with international subscriptions increasing their growth by 62% for the period ended nine months ended September 30, 2024 indicating that international distributors are selling their inventory into the marketplace in their respective countries and at the same time we saw SmartSole B2C sales increasing by 25% in during the nine month ended September 30, 2024, compared to the 2023 period. Additionally, we are starting to see an increase in GunAlert subscriptions as six-month trail periods expire.

We also worked on expanding our SmartSole distribution and began pilot programs in the Netherlands, Spain and Portugal and with a large security company in Mexico City whose testing and evaluation period having been successfully completed and has led to Mexico placing their first SmartSole test order. The Mexico City customer is in the security business and has prompted us to identify other distributors, both domestic and international, who also operate in a similar space.

During the period ended September 30, 2024, the Company’s customer base and revenue streams were comprised of approximately 61% B2B (Wholesale Distributors and Enterprise Institutions), 39% B2C (consumers and government agencies who bought on the behalf of consumers, through our online ecommerce platform and through Amazon, Google and iTunes).

During the period ended September 30, 2023, the Company’s customer base and revenue streams were comprised of approximately 79% B2B (Wholesale Distributors and Enterprise Institutions), 21% B2C (consumers and government agencies who bought on the behalf of consumers, through our online ecommerce platform and through Amazon, Google and iTunes).

Cost of goods sold

Cost of goods sold decreased by 67% or $105,565 during the nine months ended September 30, 2024, in comparison to the comparable 2023 period. This decrease was primarily due to the lower distributor hardware sales, which are larger volume orders, that are dependent upon the activation of SmartSoles sold into their respective markets, which affects the timeliness of their hardware orders to maintain adequate inventory levels.

We expect our margins to increase once we start ramping up our subscriptions and licensing, which we are starting to see in GunAlert subscription, and sell more of our proprietary products like our SmartSoles and GunAlert, where we have limited competition.

We continue to work with all our suppliers to reduce unnecessary expenses related to production inefficiencies in order to position ourselves to maximize profits as we scale back up.

Wages and benefits

Wages and benefits during the nine months ended September 30, 2024, decreased by 46% or $166,098 in comparison to the comparable 2023 period, because of cost cutting and time saving initiatives.

Professional fees

Professional fees consist of costs attributable to consultants and contractors who primarily spend their time on legal, accounting, product development, business development, corporate advisory services and investor relations. Such costs decreased $22,052 or 19% during the period ended September 30, 2024, as compared to the comparable 2023 period.

Sales and marketing expenses

Sales and marketing expenses increased by 204% or $10,911 during the nine months ended September 30, 2024, in comparison to the comparable 2023 period. The increase was primarily due to the release of the new GunAlert product line as we build brand awareness across multiple media platforms.

General and administrative

General and administrative costs during the nine months ended September 30, 2024, increased by $4,995 or 3% in comparison to the comparable 2023 period, mostly due to increases in amortization expense of intangible assets from the Level2 acquisition.

Other income/(expense), net

Other expense, net decreased 25% or $68,411 from the nine months ended September 30, 2024, to the comparable 2023 period. This decrease was primarily due to the of reductions in financing costs, reductions in amortizations of debt discounts and there being no gains on conversion or the extinguishment of debt during the period ending as compared to the previous year.

Net income/(loss)

Net loss decreased by 32% or $284,457 from the nine months ended September 30, 2024, to the comparable 3 2023 period as explained above.

Liquidity and Capital Resources

As of September 30, 2024, we had $29,308 of cash and cash equivalents, and a working capital deficit of $4,340,509, compared to $106,333 of cash and cash equivalents and a working capital deficit of $3,730,701 as of December 31, 2023.

During the nine months ended September 30, 2024, our net loss was $602,834 compared to a net loss of $887,291 for the nine months ended September 30, 2023. Net cash used in operating activities in the nine months ended September 30, 2024, and September 30, 2023, was $336,174 and $295,166, respectively.

Net cash used in investing activities during the nine months ended September 30, 2024 and 2023, was $4,875 and $42,408, respectively.

Net cash provided by financing activities during the nine months ended September 30, 2024, was $301,917 and consisted of $140,000 received for the issuance of debt, $200,000 received for the issuance of preferred shares, and payments to the line of credit of $12,153 and payments on debt of $25,930. Net cash provided by financing activities during the nine months ended September 30, 2023, was $350,556 and consisted of $275,000 received for the issuance of debt and $100,000 from the sale of preferred stock, $46,881 from the use of the line of credit, and payments to the line of credit of $29,021 and payments on debt of $42,304.

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

In order to continue funding our growth, IP, working capital needs and new product development costs, during the first nine months of 2024 we relied upon existing sales and our SPA to fund purchase orders. However, no assurance can be given that the investor will provide the funding, if and when requested by us.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has suffered net losses, negative cash flows from operations, and has a negative working capital deficit. The Company anticipates further losses in the development of its business. Please see the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2023, for more information regarding risks associated with our business.

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

Based on the evaluation as of September 30, 2024, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

METALERT, INC.

Date: November 14, 2024	By:	/s/ ALEX MCKEAN
Alex McKean,
Chief Financial Officer (Principal Financial Officer)

Date: November 14, 2024	By:	/s/ PATRICK BERTAGNA
Patrick Bertagna,
Chief Executive Officer

