Form 10-K
period 2024-12-31
Metalert, Inc.
filed 2025-04-16
CIK 1375793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 30, 2024, was approximately $1,265,838. At April 15, 2025, there were 37,710,876 shares of the registrant’s common stock outstanding.

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

The Company was originally founded in 2002 as Global Trek Xploration, Inc. and, as part of a reverse merger, became publicly traded in 2008 as a 100% wholly owned subsidiary of GTX Corp, a Nevada corporation, under its former name “Deeas Resources Inc.” During the periods covered by this report, MetAlert, Inc. and its subsidiaries were engaged in business operations that design, manufacture and sell various interrelated and complementary products and services in the wearable technology, security and Personal Location Services marketplace. In September of 2023, we acquired Level 2 Security, LLC and merged it into a new 100% wholly owned subsidiary Level 2 Security Products, Inc. During that period, the operations of LOCiMobile, Inc., another 100% wholly owned subsidiary, was consolidated under Global Trek Xploration and the corporate entity was dissolved. MetAlert now owns 100% of the issued and outstanding capital stock of its two operating subsidiaries - Global Trek Xploration, Inc. and Level 2 Security Products, Inc. The LOCiMOBILE digital assets are now under the management of the parent company MetAlert and remain there, post dissolution, of the corporate entity (LOCiMobile, Inc.). The Company’s digital platform which has been at the forefront of Smartphone application (“App”) development since 2008 designs mobile applications that turn the iPhone, iPad, Android and other GPS enabled handsets into a tracking device which can then be tracked from any mobile device or through our proprietary tracking portal or on any connected device with internet access.

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

The Company maintains several Internet websites, blogs and social media sites including; www.metalert.com, www.mygunalert.com, www.locimobile.com, and www.gpssmartsole.com. Our annual reports, quarterly reports, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and other information related to this Company, are available, free of charge, on our corporate website as soon as we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission. The Company’s various Internet websites and the information contained therein, or connected thereto, are not, and are not intended, to be incorporated into this Annual Report on Form 10-K. Our principal executive offices are located at 117 W 9th Street, Los Angeles, California, 90015 and our main telephone number is (213) 489-3019. The information on, or that can be accessed through, our websites is not part of this report, and you should not rely on any such information in making any investment decision relating to our common stock.

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

EMPLOYEES AND CONSULTANTS

As of December 31, 2024, the Company had nine full-time and part-time employees along with three consultants and two commission-based sales personnel. Any selling, marketing, technical, IT and/or software development work that is not handled by our employees, advisors, or sales personnel, is outsourced to qualified contractors and consultants. The Company has over a dozen active outside consultants and contractors which are hired on an as needed basis.

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

As of December 31, 2024, we had a working capital deficit of $4,280,987 and an accumulated deficit of $29,574,894. In addition, for the year ended December 31, 2024, we had a loss of $828,265. Revenues generated from our current operations are not sufficient to pay our on-going operating expenses. In addition to product and services sales, our working capital needs in 2024 were partially funded by the sale of $290,000 in debt, and the sale of preferred D shares for $200,000. Therefore, we continue to obtain additional funding from the sale of our securities or from strategic transactions in order to fund our current level of operations.

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

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses of $828,265 and $1,190,158 for the years ended December 31, 2024, and 2023, respectively, has incurred losses since inception resulting in an accumulated deficit of $29,574,894 as of December 31, 2024, and has negative working capital of $4,280,987 as of December 31, 2024. A significant part of our negative working capital position on December 31, 2024, consisted of $1,832,893, of amounts due to various accredited investors of the Company for convertible promissory notes, loans and a letter of credit, as well as the current portion of $18,056 in CARE loans. The Company anticipates further losses in the development of its business.

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

We currently have a working capital deficit and our current and projected revenues are not sufficient to fund our anticipated operating needs. We have reported net losses of $828,265 and $1,190,158 for the years ended December 31, 2024, and 2023, respectively. While we anticipate that revenues will increase in 2025, unless our sales increase substantially in the near future, we will continue to incur net losses in the near term, and we may never be able to achieve profitability. In order to achieve profitable operations, we need to significantly increase our revenues from the sales of product, subscriptions and licensing fees. We cannot be certain that our business will ever be successful or that we will generate significant revenues and become profitable. As a result, an investment in our company is highly speculative and no assurance can be given that our business model will be successful and, therefore, that our stockholders will realize any return on their investment or that they will not lose their entire investment.

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

Our projected revenues in 2025 rely on the scaling of the our new 4G LTE GPS SmartSole® and the introduction of the Gun Alert product to local state and federal government agencies, adding subscribers, increasing our military business, growing our OEM and IP monetization business, and continuing the sales of related medical, health and wellness products and supplies.

Our revenue projections for 2024 assumed that the revenues we generate from the SmartSole, including subscriptions will increase from the amount generated in 2023 and that our other business units will grow accordingly. However, we cannot predict the future and continued market acceptance of the SmartSole and new Gun Alerts product lines. Accordingly, it is uncertain whether our revenues will equal our internally projected levels. Failure to reach our target revenue levels will materially, and adversely, affect our financial condition.

With the acquisition of Level 2 Security, LLC, and their Gun Alert product, in the 3rd quarter of 2023, we expect that this product line will help us grow in 2025.

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

As of December 31, 2024, we had short term convertible notes with outstanding principal balances totaling $1,183,000 some of which can potentially be convertible into shares of the Company’s common stock at prices less than the then-prevailing market price. The lenders for these convertible notes have a financial incentive to convert the notes and realize the profit equal to the difference between the conversion price and the market price. If the convertible notes are converted, the price of our common stock could decrease. See further discussion regarding the conversion features of our convertible debentures in footnote 8 of our Financial Statements included herein.

During 2024, we did not convert any notes payable. Our average market price during 2024 was $0.0365 per share. Although our goal is to limit future issuances of such convertible notes, no assurance can be given that we will not have to raise funds from these types of investments in the future.

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

Our articles of incorporation authorizes the issuance of up to 2,071,000,000 shares of common stock with a $0.0001 par value, of which 34,745,931 common shares were issued and outstanding as of December 31, 2024 (we also are authorized to issue 10,000,000 preferred shares with a par value of $0.0001, 13,846 of which have been issued and are outstanding Series-A, 3 of which have been issued and outstanding Series-B, 6 of which have been issued and outstanding Series-C), and 75,000 of which have been issued and outstanding Series-D). From time to time we may increase the number of shares available for issuance in connection with our equity compensation plans. Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of preferred stock and may choose to issue some or all of such shares to provide additional financing or acquire more businesses in the future.

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

	Year Ended
	December 31, 2024
	High	Low
Quarter ended March 31, 2024	$0.026	$0.0527
Quarter ended June 30, 2024	$0.0233	$0.0479
Quarter ended September 30, 2024	$0.0213	$0.0469
Quarter ended December 31, 2024	$0.0300	$0.0500

	Year Ended
	December 31, 2023
	High	Low
Quarter ended March 31, 2023	$0.3959	$0.0325
Quarter ended June 30, 2023	$0.1310	$0.0551
Quarter ended September 30, 2023	$0.1400	$0.0401
Quarter ended December 31, 2023	$0.0950	$0.0396

Holders of Record.

As of December 31, 2024, an aggregate of 34,745,931 shares of our common stock were issued and outstanding and were owned by approximately 303 holders of record, based on information provided by our transfer agent. The foregoing number of record holders does not include an unknown number of stockholders who hold their stock in “street name”.

Recent Sales of Unregistered Securities.

The following is a summary of transactions involving sales of our securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). Each offer and sale were exempt from registration under either Section 4(a)(2) of the Securities Act or Rule 506(b) under Regulation D of the Securities Act.

On January 10, 2024, the Company issued 600,000 shares of Common Stock to an advisor at a fixed price of $0.03 valued at $19,740.

On January 16, 2024, an investor as part of his Securities Purchase Agreement, received Preferred Series D shares for an investment of $100,000.

On February 1, 2024, the Company issued 800,000 shares of Common Stock to an advisor at a fixed price of $0.34 valued at $27,144.

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

On August 2, 2024, the Company entered into a Securities Purchase Agreement (“SPA”) for $300,000 with an investor. The SPA includes convertible promissory notes that will total $345,000 with an original issue discount of $45,000. The funds will be paid to the Company in one or more tranches, with the maturity date beginning at the end of each tranche and for a period of twenty-four months. The note has a conversion rate of $0.035 and an interest rate of $5%. A total of five tranches for $250,000 were received before OID, during the period ended December 31, 2024.

On September 16, 2024, the Company issued 250,000 shares of common stock valued at $11,250 to a consultant.

On October 15, 2024, the Company issued 150,000 shares of common stock valued at $5,100 to a consultant.

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
2024
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

During the reporting period of 2024 we took transformative steps to broaden our product line, expand our customer base, grow our government business, and increase our subscription revenue, by entering into the high value asset and firearm theft and recovery business. We successfully acquired Level 2 Security LLC in 2023, which we merged into our new 100% wholly owned subsidiary Level 2 Security Products, Inc. Management believes, this was a formidable step in solidifying the financial and operational position of the Company and encapsulates our vision to amplify recurring revenue streams while scaling the Company’s life-saving technology solutions and IP portfolio.

By tapping into gun safety and theft recovery markets, management believes this signifies a strategic investment in bolstering our short and long-term growth strategy and will broadly expand our reach into the arena of non-human asset tracking and theft recovery. This transaction represents a convergence of our core mission of delivering life-saving technology with a sharp focus on sustainable, long-term subscription-based revenue growth. The Company plans to start an immediate marketing and product awareness campaign to gun activist groups, gun safety groups, police departments, child safety advocate groups, gun stores and ranges, military supply lines, strategic partners and local, state and federal government agencies.

At the onset of 2024 we began multiple marketing and advertising campaigns for the GunAlert product, in order to best understand the marketplace and establish the sales channels we were going to have the most success and thereby develop. Within a few months we determined the product needed some revamping and we set out to create what later became GunAlert version 2 which included all the same electronics and app, but also a steel cable combination lock, thereby creating the first 3 in 1 gun lock with a highly sensitive motion sensor and a GPS cellular tracking module. We filed a patent, created new marketing material and started working on developing strategic partnerships. Throughout 2024 we signed several agreements with organizations such as The American Legion, Walk the Talk America, Promise2Live. We developed multiple sales channels, B2B, B2C, Law Enforcement and Government Agencies and we engaged brand ambassadors and retired police officers. We also started doing media appearances and throughout the year the new and improved version 2 GunAlert was featured on numerous Podcasts, radio show, TV news channels, and social media.

We became aware and identified a multiple government agencies, politicians and nonprofits supporting and funding gun safety. As part of our go to market strategy we brought on advisors that can assist us with messaging, and grant approval procedures, so that we can become a approved vendor/supplier and recognized solution provider in the ever-growing national conversation on gun safety.

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

Despite lower total revenues as compared to the year ended 2023, we saw a 444% increase in net profit, with a 234% increase in direct-to-consumer orders in SmartSole sales and increases in international sales of 26%. Overall subscription revenue increased by 54%, accordingly. This, combined with our cost cutting initiatives helped the Company achieve a 29% drop in operating expenses and a 34% increase in overall profit from the prior year.

In summary, we made some positive steps forward during this year, but did not meet our revenue targets. The Company implemented many cost saving measures, including the entire senior management team deferring salaries, and cutting out all non-essential expenses by approximately 29% from the year ended 2023. We have worked with all our suppliers to reduce unnecessary expenses related to production inefficiencies in order to position ourselves to maximize profits as we scale back up. The Company continues to work towards receiving Medicare and other government assistance for our SmartSole, which will then foster growth and build our subscription base, which we believe will ultimately provide us with a large global data base that can be analyzed by using artificial intelligence (A.I.) to produce predictive models. Healthcare assisted with A.I. is the prize we have set our sights on, and we are doing everything we can to put in place the necessary steps to get to that prize as quickly as possible.

We believe the steps we took in 2024 will start to yield the results in the coming months that we have been stiving towards. And looking ahead in 2025 management expects to focus on market penetration in the gun safety industry, specifically, working with police departments and governments agencies, while continuing to expand SmartSole production while lowering costs and look for new products and technologies to deploy.

Sources of Revenue

Our main sources of revenue are product sales, recurring subscriptions, technology and intellectual property licensing, and professional services.

Product Sales

●	During 2023 and 2024, the majority of our product sales came from SmartSoles, GunAlert and other hardware related tracking technologies.

Other Revenue:

●	Subscription monitoring fees - charged to customers/subscribers for our web-based tracking and information services.
●	Licensing of our patents, technology and software platforms.
●	Professional fees for new product designs and support and maintenance of existing products.

Costs and Expenses

Cost of Revenue

●	Hardware - consists primarily of manufacturing and assembly of raw materials.
●	Recurring – usage fees for data and 24/7 access to our platform.

Operating Expense

●	Operating expenses consists primarily of SG&A, which includes, but is not limited to payroll, rent, infrastructure and communication, professional fees and other related office expenses.

Sales and Marketing Expense

●	Sales and marketing expenses for the purchase of advertising time/space.

Other Expense

●	Depreciation and amortization expense.

Research and Development Expense

●	Consists of costs related to the development of new products.

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

The following table represents our statement of operations for the years ended December 31, 2024 and 2023:

	Years ended December 31,
	2024		2023
	$	% of Revenues	$	% of Revenues

Product sales	78,140	43%	181,022	73%
Subscription and other revenue	103,336	57%	67,309	27%
Total revenues	181,476	100%	248,331	100%
Cost of goods sold	64,918	36%	226,892	91%
Gross Margin	116,558	64%	21,439	9%

Operating expenses:
Wages and benefits	283,041	156%	426,758	172%
Professional fees	116,335	64%	218,180	88%
Sales and marketing expenses	19,560	11%	7,778	3%
General and administrative	255,084	141%	245,652	99%
Total operating expenses	674,020	371%	898,368	362%

Gain/(loss) from operations	(557,462)	-307%	(876,929)	-353%

Other expense/income, net	(270,803)	-149%	(313,229)	-126%
Net loss	(828,265)	-456%	(1,190,158)	-479%

Revenues

Revenues as a whole in fiscal 2024 decreased by 27% or $66,855 in comparison to fiscal 2023, yet, we saw a 38% increase in overall sales, excluding PPE’s and the new GunAlert, with a 234% increase in direct-to-consumer orders, as well as international distributors also saw an increase in orders of 26% increase. Subscriptions revenues increased 54% over the previous comparable period, while we saw a decrease in revenue related to medical sales as COVID related sales ceased.

During the year ended December 31, 2024, the Company’s customer base and revenue streams were comprised of approximately 61% B2B (Wholesale Distributors and Enterprise Institutions), 39% B2C (consumers and government agencies who bought on the behalf of consumers, through our online ecommerce platform and through Amazon, Google and iTunes).

During the year ended December 31, 2023, the Company’s customer base and revenue streams were comprised of approximately 70% B2B (Wholesale Distributors and Enterprise Institutions), 30% B2C (consumers and government agencies who bought on the behalf of consumers, through our online ecommerce platform and through Amazon, Google and iTunes).

Cost of goods sold

Cost of goods sold decreased by 71% or $161,975 during fiscal year 2024 in comparison to fiscal year 2023. This decrease was primarily due to the 2023 addition of costs related to the new GUNALERT product. Additionally, inventory at year-end of 2023 was analyzed and it was determined that as we progressed into our newest version of the SmartSole, that various parts and inventory levels held at our third-party contract manufacturers were now obsolete, and had no resale value, and thus written-off.

The Company expects our margins to increase once we start ramping up our subscriptions and sell more of our proprietary products like our SmartSoles, where we have limited competition. Our overall gross margin was higher in 2024, predominately because most of our revenues came from higher margin revenue. In order to be competitive with the major online retailers (many of them include free shipping) we had to reduce our shipping charges to be in line with competitors.

Wages and benefits

Wages and benefits for fiscal year 2024 decreased by $143,717 or 34% as compared to fiscal year 2023, predominantly because of cost cutting and time saving initiatives that have been in place during slower periods and the executives of the Company agreeing to not accrue unpaid salary since Q3 2023. Wages and benefits are broken out for usability of information but generally align with general and administrative type expenses. We expect to adjust to the more widely used general and administrative type expenses method during the 2025 year.

Professional fees

Professional fees consist of costs attributable to consultants and contractors who primarily spend their time on legal, accounting, product development, business development, corporate advisory services and shareholder communications. Such costs decreased $101,845 or 47% in fiscal year 2024 compared to fiscal year 2023. Professional fees have decreased as more responsibilities were transferred from outside contractors and consultants to in-house personnel, along with the reduced fees related to investor relations and business development. Professional fees are broken out for usability of information but generally align with general and administrative type expenses. We expect to adjust to the more widely used general and administrative type expenses method during the 2025 year.

Sale and marketing expenses

Sales and marketing expenses increased by 151% or $11,782 during fiscal year 2024 in comparison to fiscal year 2023, this is primarily due to costs related to marketing the new 4G SmartSole predominately being in 2023.

General and administrative

General and administrative costs during fiscal year 2024 increased by $9,432 or 4%, in comparison to fiscal year 2023.

Other expense/income, net

Other expense/income in fiscal year 2024 decreased by $42,426 or 14%, in comparison to fiscal year 2023. This is primarily as a result of decreases of the amortization of debt discount and interest expense.

Net loss

Net loss during fiscal year 2024 decreased by $361,893, or 30%, in comparison to the net loss incurred during fiscal year 2023 primarily as a result of large decreases in professional fees related to stock-based compensation, and the lowering of wages and salaries.

Liquidity and Capital Resources

As of December 31, 2024, we had $53,501 in cash and $309,679 of current assets, and $4,590,666 of current liabilities, resulting in a working capital deficit of $4,280,987 compared to $68,440 in cash and a working capital deficit of approximately $4,049,387 as of December 31, 2023.

Net cash used in operating activities was $438,567 for fiscal 2024 compared to net cash used of $417,245 for fiscal 2023, an increase of 5%. Other than the 30% reduction in net loss, the increase in net cash used in operating activities was largely attributed to the net change in non-cash items that includes: stock based compensation, no gains in the extinguishment of debt and accrued interest as compared to the previous year, and the net change in operating assets and liabilities that includes increased spending for inventory, the payment of accounts payable and accrued expenses, including interest expense attributable to the reduction in debt.

Net cash used by investing activities during fiscal 2024 was $12,545 and net cash provided by investing activities during fiscal year 2023 was $42,408, respectively and consisted of the purchase of intangible assets in 2024. Net cash used by investing activities during fiscal 2023 was $42,408 and consisted of the purchase of intangible assets in 2023

Net cash provided by financing activities during fiscal 2024 was $436,173 and consisted of proceeds totaling $290,000 in proceeds from the issuance of debt, $200,000 from the sale of preferred stock, with payments on debt and the lines of credit of $52,327 and $1,500 to related parties. Net cash provided by financing activities during fiscal 2023 was $434,743 and consisted of proceeds totaling $345,500 in proceeds from the issuance of debt, $100,000 from the sale of preferred stock, $38,500 in proceeds from the sale of warrants, payments of $7,000 in related party debt and proceeds from the line of credit of $46,881 with payments on debt and the lines of credit of $89,138.

We expect to continue to generate revenues from all our business units from existing product sales, recurring subscriptions, software and Intellectual Property licensing, military and professional services. We also expect to see new revenues come in from recently launched products and products that are scheduled for launch throughout 2025; however, even though existing product sales and recurring subscriptions are starting to become more consistent, the amount of revenues is still unpredictable and may not be sufficient to fund all our working capital needs. Accordingly, we anticipate that we will have negative cash flow from our operations and, therefore, will have to raise additional capital in order to fund our operations in 2025.

In order to continue funding our working capital needs and our product development costs we continued to draw upon our Lines of Credit with our bank (see Notes Payable Footnote 8 in our Financial Statements included herein for more information), which resulted in $0 of draws and repayments of $16,397 against this balance in fiscal year 2024. Further, the Company continues to raise capital through an Offering Statement on Form 1-A, filed on August 7, 2023, and qualified on August 14, 2023, with a $0.10 per share offering price.

In fiscal 2023, we drew upon our Lines of Credit with an accredited investor or our bank (see Notes Payable Footnote 8 in our Financial Statements included herein for more information), which resulted in $46,881 of draws and repayments of $26,492.

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

As noted above, based on budgeted revenues and expenditures, unless revenues increase significantly, we believe that our existing and projected sources of liquidity may not be sufficient to satisfy our cash requirements for the next twelve months. Using currently available capital resources, management believes we can conduct planned operations for 120 days. Accordingly, we believe we need to raise equity and/or debt in the near term to facilitate normal operations. The sale of additional equity securities will result in additional dilution to our existing stockholders. Sale of debt securities could involve substantial operational and financial covenants that might inhibit our ability to follow our business plan. Any additional funding that we obtain in a financing is likely to reduce the percentage ownership of the Company held by our existing security-holders. The amount of this dilution may be substantial based on our current stock price, and could increase if the trading price of our common stock declines at the time of any financing from its current levels. We may also attempt to raise funds through corporate collaboration and licensing arrangements. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to grant licenses on terms that are not favorable to us. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain the needed additional funding, we may have to further reduce our current level of operations, or, may even have to totally discontinue our operations.

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses of $828,265 and $1,190,158 for the years ended December 31, 2024 and 2023, respectively, has incurred losses since inception resulting in an accumulated deficit of $29,574,894 as of December 31, 2024, and has negative working capital of $4,280,987 as of December 31, 2024.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of debt or equity is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, or its attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties. Our independent registered public accountants included an explanatory paragraph in their report regarding substantial doubt about the Company’s ability to continue as a going concern.

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

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets.

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

Based on the evaluation as of December 31, 2024, for the reasons set forth below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act, as amended). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013) to evaluate our control environment, risk assessment, information and communication, monitoring activities, and existing control activities. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We have identified the following weakness:

●	We do not have a robust and defined closing process, which has resulted in year-end adjustments that were identified by audit procedures.

As a result, management concluded that, as of December 31, 2024, the Company’s internal control over financial reporting were ineffective for the size of our Company. However, there can be no assurance that implementation of any change will be completed in a timely manner or that it will be adequate once implemented. To the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

The following table sets forth information regarding our executive officers and directors.

Name	Position Held	Age	Date First Appointed
Patrick E. Bertagna	President, Chief Executive Officer and Chairman of the Board	61	March 14, 2008
Alex McKean	Chief Financial Officer	60	October 3, 2011
Louis Rosenbaum	VP of Operations & Finance, Director	74	March 14, 2008 (Director) March 1, 2015 (VP)
Andrew Duncan	Director, Audit Committee Member, Corporate Secretary and Treasurer	60	April 2, 2010

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

Audit Committee

The Company has established a standing Audit and Finance Committee (the “Audit Committee”) for purpose of overseeing accounting and financial reporting processes and audits of financial statements for the Company. The Audit Committee held one meeting in 2024. Members of the Audit Committee are the COO (Chair), CEO and CFO.

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

Summary Compensation Table. The following table sets forth the compensation for the fiscal years ended December 31, 2024, and 2023 for services rendered to us by all persons who served as our Chief Executive Officer and our Chief Financial Officer and most highly compensated executive officers other than our Chief Executive Officer and Chief Financial Officer (collectively, the “Named Executive Officers”) who received compensation in excess of $100,000 in 2024.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 12/31	Salary (including deferred) ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation (deferred) ($)(3)	Total ($)
Patrick Bertagna(1)	2024	61,975	-	-	-	25,000	86,975
	2023	150,000	-	-	-	25,000	175,000

Alex McKean(2)	2024	40,300	-	-	-	-	40,300
	2023	96,000	-	-	-	-	96,000

(1)	Mr. Bertagna, our Chief Executive Officer has agreed to defer portions of his salary in an effort to preserve cash for other working capital needs of the Company. In 2024, Mr. Bertagna deferred $0 of his wages of $150,000, and received $61,975 in cash payments, used $15,000 of his allowances and deferred $10,000 for Board of Director fees thru December 31, 2024. As of December 31, 2024, Mr. Bertagna has a deferred balance of $92,050 in accounts payable that has not been converted into Employee Notes.

(2)	Mr. McKean, our Chief Financial Officer has agreed to defer portions of his salary in an effort to preserve cash for other working capital needs of the Company. As of December 31, 2024, Mr. McKean has deferred $0 of his wages of $40,300 and has a deferred balance of $59,067 in accounts payable of his 2024 deferred salary compensation that has not been converted into Employee Notes.

(3)	The values shown in this column include Director fees, additional employee benefits paid including travel, health insurance, auto lease payments and cellular phone service. During 2024 these expenses, other than the Director fees, where applied against current and or previous year’s accruals.

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

The following table summarizes the compensation of each of our directors who is not also a named executive officer for their service as a director for the year ended December 31, 2024. The compensation of Mr. Bertagna, who serves as a director and as our Chief Executive Officer, is described above in the Summary Compensation Table.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (deferred) ($)	Total ($)
Louis Rosenbaum(1)	-	-	-	N/A	N/A	10,000	10,000
Andrew Duncan(2)	-	-	-	N/A	N/A	10,000	10,000

(1)	Mr. Rosenbaum has provided executive management services to the Company in previous years. Mr. Rosenbaum earned $41,650 in 2024 relating to operations and finance services, and $10,000 for Board of Director fees. As of December 31, 2024, Mr. Rosenbaum has deferred $10,000 of his director’s compensation and deferred $0 of his $41,650 salary. As of December 31, 2024, Mr. Rosenbaum has a deferred balance of $44,000 in accounts payable that has not been converted into Employee Notes.

(2)	Mr. Duncan also provides executive management services to the Company. Mr. Duncan earned $22,688 in 2024 for business development and intellectual property licensing services, and $10,000 for Board of Director fees. As of December 31, 2024, Mr. Duncan has deferred $0 of his 2024 consulting compensation and $10,000 of his director’s compensation.

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

The following table sets forth certain information as of April 15, 2025, regarding the beneficial ownership of our common stock by (i) each stockholder known by us to be the beneficial owner of more than five percent of our common stock, (ii) by each of our executive officers named in the Summary Compensation Table and our directors and (iii) by all of our executive officers and directors as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned. Unless otherwise noted in the table, the address for each of the persons identified is 117 W 9th Street, Suite 1214, Los Angeles, CA 90015. Beneficial ownership is calculated based upon 37,710,876 shares of common stock issued and outstanding as of April 15, 2025.

Name and Address of Beneficial Owner(2)	Amount and Nature of Beneficial Ownership(1)	Percent of Common Stock
Patrick E. Bertagna - CEO and Chairman of the Board	5,367,447 shares	14.23%
Alex McKean - Chief Financial Officer	5,572,668 shares	14.78%
Louis Rosenbaum - VP of Operations & Finance, Director	5,020,843 shares	13.31%
Andrew Duncan - Director, Corporate Secretary and Treasurer	4,247,307 shares	11.26%
All directors and named executive officers as a group (4 persons)	20,208,265 shares	53.59%

Other greater than 5% ownership Shareholders
Ryan Green(3)	2,414,000 shares	6.40%
Tom Willingham(4)	2,343,000 shares	6.21%
Digitalinc Holdings, LLC(5)	2,059,000 shares	5.46%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding.
(2)	Unless otherwise noted, the principal business address of each of the following entities or individuals is c/o MetAlert Inc., 117 West 9th Street, Suite 1214, Los Angeles, CA 90015.
(3)	Mr. Green acquired the shares through the Level 2 Securities Products, LLC acquisition. The principal address is 11129 Kenwood Road, Cincinnati, OH 45242.
(4)	Mr. Willingham acquired the shares through the Level 2 Securities Products, LLC acquisition. The principal address is 7725 Annesdale Drive, Cincinnati, OH 45243.
(5)	Digitalinc Holdings, LLC, shares were acquired through the Level 2 Securities Products, LLC acquisition. The number of Public Shares held by Digitalinc Holdings, LLC is reported as of December 31, 2024, does not reflect any redemption of shares or any other transactions after December 31, 2024. Accordingly, the number of Public Shares and the percentages set forth in the table may not reflect the Digitalinc Holdings, LLC’s current beneficial ownership. Rob Adams is the Managing Partner of the Company and the principal business address is 903 Miami Ave., Terrace Park, OH 45174.

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

The Audit Committee has appointed dbbmckennon as our independent registered public accounting firm on July 12, 2024. The following table shows the fees that were paid or accrued by us for audit and other services provided by our current auditor dbbmckennon, and our previous auditor M&K CPAS, PLLC:

	2024	2023
Audit Fees (1)	$70,476	$97,200
Audit-Related Fees (2)	-	20,000
Tax Fees (3)	-	-
All Other Fees	-	2,250
Total	$70,476	$114,950

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our quarterly financial statements and those services normally provided in connection with statutory or regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. This information is presented as of the latest practicable date for this annual report.

(2)	Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.” This category primarily includes services relating to our Registration Statement filed with the Securities Exchange Commission during 2024.

(3)	dbbmckennon does not provide us with tax compliance, tax advice or tax planning services. This is provided by Bessolo & Haworth, LLP.

All audit related services, tax services and other services rendered by dbbmckennon, were pre-approved by our Board of Directors or Audit Committee. The Audit Committee has adopted a pre-approval policy that provides for the pre-approval of all services performed for us by M&K CPAS, PLLC. The policy authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services. Pursuant to this policy, the Board delegated such authority to the Chairman of the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

The Company’s financial statements and related notes thereto are listed and included in this Annual Report beginning on page F-1. The following exhibits are filed with, or are incorporated by reference into, this Annual Report.

Exhibit Number	Description

3.1	Articles of Incorporation of the Registrant filed with the State of Nevada on April 7, 2006(1)
3.2	Restated Certificate of Incorporation as filed on July 14, 2022 with the State of Nevada
3.3	Amended and Restated Bylaws of Metalert, Inc., as of September 20, 2022(1) (21)
3.4	Certificate of Change of Metalert, Inc., filed September 12, 2022(21)
4.1	Certificate of Amendment on Issuance of Preferred A shares(3)
4.2	Certificate of Designation on Issuance of Preferred B shares(4)
4.3	Certificate of Designation on Issuance of Preferred C shares(4)
4.4	Certificate of Designation on Issuance of Preferred D shares(22)
4.5	Certificate of Amendment of GTX Corp, filed September 12, 2022(21)
10.1	Form of a Securities Purchase Agreement and Warrant Agreement(5)
10.2	2008 Equity Compensation Plan(6)
10.3	Employment Agreement between the Registrant and Patrick E. Bertagna dated March 14, 2008(7)
10.4	Form of Securities Purchase Agreement (August 2011 Private Placement)(8)
10.5	Form of Warrant Agreement (August 2011 Private Placement)(8)
10.6	Form of Subscription Application (August 2011 Private Placement)(8)
10.7	Form of Note and Share Purchase Agreement (Q4 2014 and Q1 2015)(9)
10.8	Form of Convertible Promissory Note (Q4 2014 and Q1 2015)(9)
10.9	Form of Warrant Agreement (Q1 2015)(9)
10.10	Form of Note and Warrant Purchase Agreement (Q2 2016)(10)
10.11	Form of Promissory Note (Q2 2016)(10)
10.12	Definitive Agreement, dated June 16, 2016, between the Company and Inventergy Innovations, LLC*(11)

10.13	Form of Promissory Note Issued to Officers(12)
10.14	Form of Military Purchase Order with Edwards Airforce Base(13)
10.15	Form of Convertible Note (2018)(14)
10.16	Form of Promissory Note issued to RB Capital Partners, Inc.(15)
10.17	Asset Purchase Agreement, dated June 27, 2019, by and between Inpixon and GTX Corp(16)
10.18	Patent Assignment and License-Back Agreement by and between Inpixon and GTX Corp(16)
10.19	Patent License Agreement by and between Inpixon and GTX Corp(16)
10.20	General Conveyance, Bill of Sale and Assignment by and between Inpixon and GTX Corp(16)
10.21	Patent License Agreement, dated June 27, 2019, by and between Inpixon and Inventergy(16)
10.22	Consulting Agreement, dated June 27, 2019, by and between Inpixon and GTX Corp(16)
10.23	Form of Promissory Note to Inpixon(16)
10.24	Form of a Series B Securities Purchase Agreement and Warrant Agreement(17)
10.25	Form of Regulation A Subscription Agreement(18)
10.26	Offering Statement on Form 1-A, filed on October 15, 2021(18)
10.27	Offering Circular on Form 253(g)(2), filed on November 9, 2021(19)
10.28	Offering Statement on Form 1-A, filed on August 7, 2023(24)
10.29	Offering Circular on Form 253(g)(2), filed on August 16, 2023(25)
10.30	Entry into a Material Definitive Agreement - Plan and Agreement of Merger September 8, 2023 (23)
10.31	Form of a Material Definitive Agreement - A Securities Purchase Agreement (Q3 2023)(22)
10.32	Form of a Material Definitive Agreement, including a Securities Purchase Agreement, Convertible Promissory Note, and Stock Purchase Warrant(26)
14.1	Code of Business Conduct and Ethics(2)
16.1	Letter from Weinberg & Company P.A.(20)
21.1	List of Subsidiaries(9)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Previously filed on the Registrant’s Registration Statement on Form SB-2 as filed December 12, 2006 and incorporated herein by reference.
(2)	Previously filed on the Registrant’s Current Report on Form 8-K filed with the SEC on March 20, 2008 and incorporated herein by reference.
(3)	Previously filed on the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 19, 2018 and incorporated herein by reference.
(4)	Previously filed on the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2020 and incorporated herein by reference.
(5)	Previously filed on the Registrant’s Annual Report on Form 10-K filed with the SEC on March 30, 2020 and incorporated herein by reference.
(6)	Previously filed on May 23, 2008 as an exhibit to our Registration Statement on Form S-8 (File No. 333-151114) and incorporated herein by reference.
(7)	Previously filed on the Registrant’s Current Report on Form 8-K filed with the SEC on March 20, 2008 and incorporated herein by reference.
(8)	Previously filed on October 3, 2011 as part of the Registrant’s Registration Statement on Form S-1 (File No. 333-177146) and incorporated herein by reference.
(9)	Previously filed on the Registrant’s Annual Report on Form 10-K filed with the SEC on April 15, 2015 and incorporated herein by reference.
(10)	Previously filed on the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016 and incorporated herein by reference.
(11)	Previously filed on the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2016 and incorporated herein by reference.
(12)	Previously filed on the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2017 and incorporated herein by reference.
(13)	Previously filed on the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2017 and incorporated herein by reference.
(14)	Previously filed on the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2018 and incorporated herein by reference.
(15)	Previously filed on the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 20, 2018 and incorporated herein by reference.
(16)	Previously filed on the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2019 and incorporated herein by reference.
(17)	Previously filed on the Registrant’s Annual Report on Form 10-K filed with the SEC on April 17, 2023 and incorporated herein by reference.
(18)	Previously filed on October 15, 2021 as part of the Registrant’s Offering Statement on Form 1-A (File No. 024-116681) and incorporated herein by reference.
(19)	Previously filed on November 9, 2021 as part of the Registrant’s Offering Circular on Form 253(g)(2) (File No. 024-116681) and incorporated herein by reference.
(20)	Previously filed on the Registrant’s Current Report on Form 8-K filed with the SEC on January 19, 2021 and incorporated herein by reference.
(21)	Previously filed on the Registrant’s Current Report on Form 8-K filed with the SEC on September 22, 2022 and incorporated herein by reference.
(22)	Previously filed on the Registrant’s Current Report on Form 8-K filed with the SEC on October 10, 2023 and incorporated herein by reference.
(23)	Previously filed on the Registrant’s Current Report on Form 8-K filed with the SEC on September 8, 2023 and incorporated herein by reference.
(24)	Previously filed on August 7, 2023 as part of the Registrant’s Offering Statement on Form 1-A (File No. 024-12310) and incorporated herein by reference.
(25)	Previously filed on August 16, 2023 as part of the Registrant’s Offering Circular on Form 253(g)(2) (File No. 024-12310) and incorporated herein by reference.
(26)	Previously filed on the Registrant’s Current Report on Form 8-K filed with the SEC on September 13, 2024 and incorporated herein by reference.
*	Certain portions of the Exhibit have been omitted based upon a request for confidential treatment filed by us with the SEC. The omitted portions of the Exhibit have been separately filed by us with the SEC
#	Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[****]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.
^	Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish copies of such omitted materials upon request by the SEC.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MetAlert Inc.
(Registrant)

Date: April 16, 2025	By:	/s/ Patrick E. Bertagna
Patrick E Bertagna
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Patrick E. Bertagna	Chief Executive Officer and Director (Principal Executive Officer)	April 16, 2025

/s/ Alex McKean	Chief Financial Officer (Principal Financial Officer)	April 16, 2025

/s/ Louis Rosenbaum	Director, VP of Operations and Finance (Principal Accounting Officer)	April 16, 2025

/s/ Andrew Duncan	Director, Treasurer, Secretary	April 16, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of MetAlert, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of MetAlert, Inc. (the “Company”) as of December 31, 2024, the related consolidated statement of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recurring losses from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ dbbmckennon

We have served as the Company’s auditor since 2024

Newport Beach, California

April 16, 2025

PCAOB ID# 3501

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of MetAlert, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of MetAlert Inc. (the Company) as of December 31, 2023, and the related consolidated statement of operations, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred continuing net losses from operations and has a significant accumulated deficit which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

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

Firm ID 2738

The Woodlands, TX

May 24, 2024

METALERT INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
ASSETS

Current assets:
Cash and cash equivalents	$53,501	$68,440
Accounts receivable, net	11,870	17,408
Inventory	237,406	231,818
Investment in marketable securities	649	649
Other current assets	6,253	4,339

Total current assets	309,679	322,654

Intangible assets, net	206,081	261,761
Property and equipment, net	18,333	25,780

Total assets	$534,093	$610,195

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$157,086	$264,671
Accrued expenses	332,001	327,338
Accrued expenses, related parties	1,012,999	762,365
Deferred revenues	9,244	6,505
Short-term debt – line of credit	85,642	102,040
Short-term debt – CARE loans	18,056	12,972
Convertible promissory notes	1,552,250	1,484,142
Convertible notes, related parties, net of debt discount	1,232,193	1,219,313
Notes payable	146,195	146,195
Notes payable – related parties	45,000	46,500
Total current liabilities	4,590,666	4,372,041

Convertible promissory notes, net of current portion and discount	260,000	-
Long-term debt - CARE loans	131,944	137,028

Total liabilities	4,982,610	4,509,069

Commitments and contingencies (see note 15)	-	-

Stockholders’ deficit:
Preferred stock series A, $0.001 par value; 1,000,000 shares authorized; 13,846 shares issued and outstanding at December 31, 2024 and 2023, respectively	14	14
Preferred stock series B, $0.001 par value; 1,000 shares authorized, 3 and 3 shares issued and outstanding at December 31, 2024 and 2023, respectively	-	-
Preferred stock series C, $0.001 par value; 1,000 shares authorized, 6 and 6 issued and outstanding at December 31, 2024 and 2023, respectively	-	-
Preferred stock series D, $0.001 par value; 100,000 shares authorized, 75,000 and 15,000 issued and outstanding at December 31, 2024 and December 31, 2023, respectively	8	2
Common stock, $0.0001 par value; 2,071,000,000 shares authorized; 34,745,931 and 32,445,931 shares issued and outstanding at December 31, 2024 and 2023, respectively	3,474	3,245
Additional paid-in capital	25,122,881	24,844,494
Accumulated deficit	(29,574,894)	(28,746,629)

Total stockholders’ deficit	(4,448,517)	(3,898,874)

Total liabilities and stockholders’ deficit	$534,093	$610,195

See accompanying notes to consolidated financial statements.

METALERT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2024	2023
Product sales	$78,140	$181,022
Subscriptions and other revenue	103,336	67,309
Total revenues	181,476	248,331

Cost of products sold	53,372	217,453
Cost of subscriptions and other revenue	11,546	9,439
Total cost of goods sold	64,918	226,892

Gross margin	116,558	21,439

Operating expenses
Wages and benefits	283,041	426,758
Professional fees	116,335	218,180
Sales and marketing expenses	19,560	7,778
General and administrative	255,084	245,652

Total operating expenses	674,020	898,368

Loss from operations	(557,462)	(876,929)

Other income (expenses)
Loss on marketable securities	-	(34)
Amortization of debt discount	(34,417)	(102,938)
Gain on settlement of debt	-	45,405
Interest expense and financing costs	(236,386)	(255,662)
Total other income (expenses)	(270,803)	(313,229)

Net loss	$(828,265)	$(1,190,158)

Weighted average number of common shares outstanding - basic and diluted	34,054,811	25,499,390

Net loss per common share - basic and diluted	$(0.02)	$(0.05)

See accompanying notes to consolidated financial statements.

METALERT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Preferred Stock										Additional
	Series A		Series B		Series C		Series D		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2022	13,846	$14	3	$-	6	-	-	-	17,179,794	$1,718	$24,241,862	$(27,556,471)	$(3,312,877)
Issuance of common stock for services	-	-	-	-	-	-	-	-	745,000	75	56,423	-	56,498
Issuance of common stock for conversion of debt	-	-	-	-	-	-	-	-	7,421,137	742	73,469	-	74,211
Issuance of preferred stock for financings	-	-	-	-	-	-	15,000	2	-	-	99,998	-	100,000
Issuance of common stock for acquisitions	-	-	-	-	-	-	-	-	7,100,000	710	347,190	-	347,900
Fair value of warrants issues for debt	-	-	-	-	-	-	-	-	-	-	25,552	-	25,552
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,190,158)	(1,190,158)
Balance, December 31, 2023	13,846	$14	3	$-	6	-	15,000	2	32,445,931	$3,245	$24,844,494	$(28,746,629)	$(3,898,874)
Issuance of common stock for services	-	-	-	-	-	-	-	-	2,300,000	230	75,144	-	75,374
Issuance of preferred stock for financings	-	-	-	-	-	-	60,000	6	-	-	199,994	-	200,000
Fair value of warrants issued related to debt agreement	-	-	-	-	-	-	-	-	-	-	3,249	-	3,249
Net loss	-	-	-	-	-	-			-	-	-	(828,265)	(828,265)
Balance, December 31, 2024	13,846	$14	3	$-	6	-	75,000	8	34,745,931	$3,475	$25,122,881	$(29,574,894)	$(4,448,517)

See accompanying notes to consolidated financial statements.

METALERT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(828,265)	$(1,190,158)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	75,672	51,045
Loss on marketable securities	-	34
Fair value of common stock issued for services	75,374	56,498
Gain on the extinguishment of debt	-	(16,680)
Gain on settlement of debt and accrued interest	-	(28,725)
Amortization of debt discount	34,417	102,938
Fair value of warrants issued	3,249	25,552
Changes in operating assets and liabilities:
Accounts receivable	5,537	(3,449)
Inventory	(5,588)	67,629
Prepaid expenses	-	4,549
Other current and non-current assets	(1,914)	(843)
Accounts payable and accrued expenses	(50,423)	253,200
Accrued expenses - related parties	250,635	267,510
Deferred revenues	2,739	(6,345)

Net cash used in operating activities	(438,567)	(417,245)

Cash flows from investing activities
Property and equipment purchase	(12,545)	42,408

Net cash used in investing activities	(12,545)	42,408

Cash flows from financing activities
Proceeds from issuance of preferred stock	200,000	100,000
Proceeds from issuance of convertible promissory notes	290,000	345,500
Proceeds from line of credit	-	46,881
Proceeds from officer loans	-	38,500
Payments of convertible promissory notes	(35,930)	(62,646)
Payments of debt - related party	-	(5,000)
Payments of officer loans - related party	(1,500)	(2,000)
Payments on line of credit	(16,397)	(26,492)

Net cash provided by financing activities	436,173	434,743

Net change in cash and cash equivalents	(14,939)	59,906

Cash and cash equivalents, beginning of year	68,440	8,534

Cash and cash equivalents, end of year	$53,501	$68,440

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$23,125	$-

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock for conversion of debt	$-	$74,211
Consolidation of debt	$-	$137,500
Transfer of convertible related party debt	$-	$35,000
Issuance of convertible debt for payables	$52,500	$-

See accompanying notes to consolidated financial statements.

METALERT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a net loss of $828,265 during the year ended December 31, 2024, has incurred losses since inception resulting in an accumulated deficit of $29,574,894 as of December 31, 2024, and has a stockholders’ deficit of $4,448,517 as of December 31, 2024. The Company anticipates further losses in the development of its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company recognizes revenue in accordance with ASC - Revenue from Contracts with Customers, (“ASC 606”). The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which include (1) identifying the contract or agreement with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied.

We derive our revenues primarily from hardware sales, subscription services fees, IP licensing and professional services fees. Hardware includes our SmartSole, GunTracker, Military and other Stand-Alone Devices. Subscription services revenues consist of fees from customers accessing our Geo-Location cloud-based platform through subscription or license fee, that are billed monthly, quarterly, semi-annual or annually. Predominately most of our subscriptions at this time are billed monthly and recognized over the service period. Professional services and other revenues consist primarily of fees from implementation services, configuration, data services, training and managed services related to our solutions, which are also recognized at the time of billing once the service has been performed/delivered IP licensing is related to any agreement with 3rd parties to license our IP portfolio and that revenue is recognized as per the term of the specific licensing agreements.

The Company’s initial point of contact with its retail customers is through its e-commerce site whereby any contract with the customer is entered into through the online ordering process and does not require performance beyond delivery. Shipping and handling activities are performed before the customer obtains control of the goods and therefore represent a fulfillment activity rather than a promised service to the customer. Revenue and costs of sales are recognized when control of the products transfers to our customer, which generally occurs upon shipment from our facilities. The Company’s performance obligations are satisfied at that time.

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

Services Income

The Company’s software solutions are available for use as hosted application arrangements under subscription fee agreements without licensing perpetual rights to the software. Subscription fees from these applications are recognized over time on a ratable basis over the customer agreement term beginning on the date the Company’s solution is made available to the customer. Our subscription contracts are generally one to twelve months in length. Amounts that have been invoiced are recorded in accounts receivable and deferred revenues or revenues, depending on whether the revenue recognition criteria have been met.

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

Allowance for Doubtful Accounts

We extend credit based on our evaluation of the customer’s financial condition. We carry our accounts receivable at net realizable value. We monitor our exposure to losses on receivables and maintain allowances for potential losses or adjustments. We determine these allowances by (1) evaluating the aging of our receivables; and (2) reviewing high-risk customer’s financial condition. Past due receivable balances are written off when our internal collection efforts have been unsuccessful in collecting the amount due. Our allowance for doubtful accounts was 7,585 as of December 31, 2024, and $12,431 as of December 31, 2023.

Product Warranty

The Company’s warranty policy provides repair or replacement of products (excluding GPS Shoe devices) returned for defects within ninety days of purchase. The Company’s warranties are of an assurance-type and come standard with all Company products to cover repair or replacement should product not perform as expected. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and recovery from suppliers. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty costs. The Company estimates the actual historical warranty claims coupled with an analysis of unfulfilled claims to record a liability for specific warranty purposes. As of December 31, 2024 and 2023, products returned for repair or replacement have been immaterial. Accordingly, a warranty liability has not been deemed necessary.

Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold in the accompanying consolidated statements of operations.

Research and Development Costs

Research and development costs consist primarily of fees paid to consultants and outside service providers, patent fees and costs, and other expenses relating to the acquisition, design, development and testing of the Company’s products. Research and development expenditures are expensed as incurred and totaled $0 and $18,859 for the years ended December 31, 2024 and 2023, respectively.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements at December 31, 2024 and include the accounts of MetAlert, Inc. and the following majority-owned subsidiaries, Global Trek Xploration (100%) and Level 2 Security Products, Inc. (100%), see Note 5.

All Intercompany transactions have been eliminated upon consolidation.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with insignificant rate risk and with original maturities of three months or less at the date of purchase.

Inventory

Inventory generally consists of raw materials and finished goods and is valued at the lower of cost (first-in, first-out) or net realizable value. The Company evaluates its inventory for excess and obsolescence on a regular basis. In preparing the evaluation the Company looks at the expected demand for the product, as well as changes in technology, in order to determine whether or not a reserve is necessary to record the inventory at net realizable value. For the years ending December 31, 2024, the Company did not recognize any charges to expense associated with excess and obsolete inventory cost adjustments, however in 2023 the Company considered it’s personal protective equipment inventory as obsolete and wrote it off.

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

Concentrations

We rely on a small number of supplier for our products and services. The loss of any of these manufacturers could negatively impact our operations.

As of December 31, 2024, the Company had three (3) customers representing 41% of sales and five (5) customers representing 79% of total accounts receivable, respectively. The Company had four customers representing approximately 29%, 16%, 16% and 15% of sales and four customers representing approximately 45%, 14%, 11% and 7% of total accounts receivable, respectively, for the year ended December 31, 2023.

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

	December 31,
	2024	2023
Warrants	180,000	846,154
Preferred B shares	18,462	18,462
Preferred C shares	6,154	6,154
Preferred D shares	7,500,000	1,500,000
Conversion shares upon conversion of notes	129,852,246	111,624,469
Total	137,556,862	113,995,239

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

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. The Company measures all stock-based awards granted to employees, directors and non-employee consultants based on the fair value on the date of the grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. For awards with service-based vesting conditions, the Company records the expense for using the straight-line method. For awards with performance-based vesting conditions, the Company records the expense if and when the Company concludes that it is probable that the performance condition will be achieved. The Company classifies stock-based compensation expense in its statement of operations in the same manner in which the award recipient’s costs are classified.

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

3. INVESTMENTS IN MARKETABLE SECURITIES

The company owns common stock shares in two entities that previously had readily determinable values based on observable market prices. As of December 31, 2024 and 2023 the value was $649, respectively.

4. INVENTORY

Inventories consist of the following:

	December 31,
	2024	2023
Raw materials	$12,766	$24,936
Finished goods	224,640	206,882
Total Inventories	$237,406	$231,818

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

6. PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	December 31,
	2024	2023
Software	$25,890	$25,890
Website development	91,622	91,622
Software development	399,647	394,772
Equipment	9,420	1,750
Less: accumulated depreciation	(508,246)	(488,254)

Total property and equipment, net	$18,333	$25,780

Depreciation expense for the years ended December 31, 2024 and 2023 was $19,992 and $33,341, respectively, and is included in general and administrative expenses.

7. INTANGIBLE ASSETS

Intangible assets, net, consists of the following:

	December 31, 2024	December 31, 2023
Trademarks	$3,308	$3,308
Acquired intangible assets (note 5)	276,157	276,157
Less: accumulated amortization	(73,384)	(17,704)
Total intangible assets, net	$206,081	$261,761

Amortization expense for the period ended December 31, 2024, and 2023 was $55,680 and $17,704, respectively, and is included in general and administrative expenses.

8. NOTES AND LOANS PAYABLE

The following table summarizes the components of our short-term borrowings:

	December 31, 2024	December 31, 2023
(a) Term loan	$146,195	$146,195
(b) Revolving line of credit	7,000	7,000
(b) Revolving line of credit	78,642	95,040
Total	$231,837	$248,235

(a) Term loan(s)

Prior to 2023, the Company entered into unsecured term loans with a third parties at interest rates of 5% per annum, for which certain of these adjusted to 10% upon default. These notes are past due.

(b) Lines of Credit

The Company had a revolving line of credit with an accredited investor for up to $500,000, which is no longer active.

The line boar interest of 8.5%. The line is based upon MetAlert providing the investor with purchase orders and use of proceeds, including production of goods schedules and loan repayment timelines. These loans/drawdowns were specifically for product, inventory and/or purchase order financing. As of December 31, 2024, had a residual balance is $7,000.

The Company also has an unsecured line of credit, guaranteed by its CEO, with its business bank, Union Bank, whereby funds can be borrowed at a revolving adjustable rate of 2 points over prime, currently 8.25%, with a max borrowing amount of $100,000. The balance at December 31, 2024 and 2023 was $78,642 and $95,040, respectively, with $0 having been borrowed and $16,397 paid back during December 31, 2024.

9. CONVERTIBLE PROMISSORY NOTES

As of December 31, 2024 and 2023, the Company had a total of $1,812,250 and $1,484,142, respectively, of convertible notes payable, which consisted of the following:

	December 31, 2024	December 31, 2023
Convertible Notes – with fixed conversion, legacy debt	$415,500	$415,500
Convertible Notes – with fixed conversion	1,072,500	732,500
Convertible Notes – with fixed conversion and OID	108,000	74,930
Convertible Note – with variable conversion	47,000	68,000
Notes issued in relation to acquisition – with fixed conversion	200,000	200,000
Less: Debt discount	(30,750)	(6,788)
Total convertible notes, net of debt discount	$1,812,250	$1,484,142

Included in Convertible Notes - with fixed conversion terms, are loans provided to the Company from various investors that have been long-outstanding. These notes carry simple interest rates ranging from 0% to 14% per annum and with terms ranging from 1 to 2 years. In lieu of the repayment of the principal and accrued interest, the outstanding amounts are convertible, at the option of the note holder, generally at any time on or prior to maturity and automatically under certain conditions, into the Company’s common shares at $0.01 to $0.15 per share. These notes totaling $415,500 became due in 2017 and prior, and are currently past due.

During the twelve months ending December 31, 2023, noteholders converted $31,515 of notes with accrued interest of $4,015 into 31,151,537 shares of common stock. On March 14, 2023, the Company entered into an unsecured short-term loan agreement with a third party for an aggregate of $74,650 with an interest rate of 12%, an original issue discount of $7,150, financing costs of $2,500, with installment payments of $8,361 paid back monthly starting 45 days from the issuance date, with all $74,650 of payments having been paid in full as of January 31, 2024. This same lender entered into another unsecured note on December 8, 2023, for $68,000 with a 35% discount to market, if the note is not paid back by September 30, 2024. As of December 31, 2024, $21,000 in payments had been made against the December 8, 2023, note.

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

On July 25, 2023, and August 30, 2023, a noteholder invested $30,000 each in the Company with convertible notes that have a 17% OID and a fixed conversion price of $0.11. On June 8, 2024, this same noteholder consolidated their loan into a new $108,000 note with a $8,000 OID and a fixed conversion price of $0.03.

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

On August 2, 2024, the Company entered into a Securities Purchase Agreement (“SPA”) for $300,000 with an investor. The SPA includes convertible promissory notes that will total $345,000 with an original issue discount of $45,000. The funds will be paid to the Company in one or more tranches, with the maturity date beginning at the end of each tranche and for a period of twenty-four months. The note has a conversion rate of $0.035 and an interest rate of 5%. The five tranches totaling $250,000 was received during the period ending December 31, 2024.

10. CARE Loans

	December 31, 2024	December 31, 2023
EIDL loan – short term	$18,056	$12,972
EIDL loan – long term	131,944	137,028
Total CARE loans	$150,000	$150,000

Economic Injury Disaster Loan

On June 10, 2020, the Company executed a secured loan with the U.S. Small Business Administration (SBA) under the Economic Injury Disaster Loan program in the amount of $150,000. The loan is secured by all tangible and intangible assets of the Company and payable over 30 years at an interest rate of 3.75% per annum.

A minimum instalment interest payment plan was offered by the SBA, and we are making those payments while we are waiting for confirmation of an adjustment or the forgiveness of the loan. As of December 31, 2024 and 2023, short term amounts due under the loan include planned principle payments in the next twelve months and any payments considered past due.

11. RELATED PARTY TRANSACTIONS

Convertible Notes Due to Related Parties

During the year ended December 31, 2024, there was no change in related party notes.

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

The holders of the related party convertible notes can convert the notes into common shares at any time, into the Company’s common shares at $0.01 to $0.14 per share; however, they are limited to convert 50% of the outstanding principal and interest of their notes, with the remaining due in cash.

Accrued wages and costs - In order to preserve cash for other working capital needs, various officers, members of management, employees and directors agreed to defer portions of their wages and sometimes various out-of-pocket expenses. As of December 31, 2024 and 2023, the Company owed $195,791, respectively, for such deferred wages and other expenses owed for other services which are included in the accrued expenses – related parties on the accompanying balance sheet. There were no new related party transactions in the year ended December 31, 2024.

Officer Loans

On November 18, 2022, an officer loaned the Company $10,000 at a 10% interest rate on a short-term basis.

During the period ended December 31, 2023, the same office loaned another $3,500, was paid $2,000 in principal and $850 in interest, leaving a balance of $11,500 in principal on December 31, 2023.

During the period ended December 31, 2024, the officer loaned the Company $4,200 and was repaid $3,600 in principal, leaving a balance of $12,100 in principal on December 31, 2024.

During the period ended December 31, 2023, a second officer loaned the Company $35,000, at a 10% interest rate.

For the period ending December 31, 2024, the outstanding balance on officer loans was $45,000.

12. DERIVATIVE LIABILITIES

The Company has issued certain convertible notes which conversion prices with variable rates without an explicit limit to the number of shares that can be issued. However, it was determined that the Preferred A shareholders having the majority vote agreed to increase the number of authorized shares, if needed, to settle any convertible debt, and thus the liability was determined to be $0. In addition, the quantity of shares which would cause cash settlement would be such that the shares could not be rapidly absorbed by the market based on historical volume, without affecting the stock price; therefore, not meeting net settlement criteria.

13. INCOME TAXES

For the years ended December 31, 2024 and 2023, the Company did not record a current or deferred income tax expense or benefit due to current and historical losses incurred by the Company. The Company’s losses before income taxes consist solely of losses from domestic operations.

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2024 and 2023 primarily related to net operating loss carryforwards, and temporary differences from research and development costs for tax purposes and stock compensation. As of December 31, 2024 and 2023, the Company had net deferred tax assets before valuation allowance of approximately $5,937,000 and $5,728,000, respectively.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company assessed the need for a valuation allowance against its net deferred tax assets and determined a full valuation allowance is required due, cumulative losses through December 31, 2024, and no history of generating taxable income. The valuation allowance increased by approximately $209,000 and $552,000 during 2024 and 2023, respectively. Deferred tax assets were calculated using the Company’s combined effective tax rate, which it estimated to be approximately 28%. The effective rate is reduced to 0% due to the full valuation allowance on its net deferred tax assets.

Utilization of the U.S. federal and state net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax liabilities, respectively. The Company has not completed a study to assess whether a change of ownership has occurred, or whether there have been multiple ownership changes since its formation. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization.

The Company files tax returns in the United States, California, and Nevada. The Company is subject to U.S. federal and state tax examinations by tax authorities for the tax years ended December 31, 2021 through present. As of December 31, 2024 and 2023, the Company has recorded no liability for unrecognized tax benefits, interest, or penalties related to federal and state income tax matters and there currently no pending tax examinations. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense.

As of December 31, 2024 and 2023, the Company had U.S. federal net operating loss carryforwards of approximately $21,239,000 and $20,491,000, respectively, which may be available to offset future income tax liabilities. The 2017 Tax Cuts and Jobs Act (“TCJA”) will generally allow losses incurred after 2017 to be carried over indefinitely, but will generally limit the net operating loss deduction to the lesser of the net operating loss carryover or 80% of a corporation’s taxable income (subject to Section 382 of the Internal Revenue Code of 1986, as amended). Also, there will be no carryback for losses incurred after 2017. Losses incurred prior to 2018 will generally be deductible to the extent of the lesser of a corporation’s net operating loss carryover or 100% of a corporation’s taxable income and be available for twenty years from the period the loss was generated. The Company has federal net operating losses generated following 2017 of approximately $5,500,000, which do not expire. The federal net operating losses generated prior to 2018 of $15,739,000 will expire at various dates through 2037.

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

Preferred Stock – Series B

The Company is authorized to issue 1,000 shares of preferred stock to be designated available for Series B preferred shares that have a stated value of $1,000 each and are convertible into common shares at fixed price of $0.1625. Holders shall be entitled to receive, and the Company shall pay, dividends on shares of Series B Preferred Stock equal (on an as converted-to-Common-Stock basis) to and in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the Company’s Common Stock. No other dividends shall be paid on shares of Series B Preferred Stock, and they shall have no voting rights and have liquidation preference.

Preferred Stock – Series C

The Company authorized to issue 1,000 shares of preferred stock to be designated available for Series C preferred shares that have a stated value of $1,000 each and are convertible into common shares at fixed price of $0.975. Holders shall be entitled to receive, and the Company shall pay, dividends on shares of Series C Preferred Stock equal (on an as converted-to-Common-Stock basis) to and in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the Company’s Common Stock. No other dividends shall be paid on shares of Series C Preferred Stock, and they shall have no voting rights and have liquidation preference.

Preferred Stock – Series D

The Company is authorized to issue 100,000 shares of preferred stock to be designated available for Series D preferred shares that have a convertible value into 100 shares of the Company’s common stock. The holder(s) of the shares of Series D Preferred Stock shall have no other rights, privileges or preferences with respect to the Series D Preferred Stock. The Series D preferred shares shall have a fixed conversion price equal to 100 shares of common stock, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the Common Stock

During the period ended December 31, 2023, the Company issued 15,000 Series D preferred shares and to an accredited investor for their $100,000 investment in the financing.

During the year ended December ,31, 2024, the Company issued 60,000 Series D preferred shares and to an accredited investor for $200,000.

Common Stock

Shares issued for services rendered were to various members of management, employees and consultants and are expensed as stock-based compensation in the accompanying consolidated statement of operations  under professional fees. Shares issued for conversion of debt relate to conversions of both short and long term debt as discussed in Note 8.

During the year ended December 31, 2024, the Company issued 2,300,000 shares of its common stock to consultants for services valued at $75,374, based on the fair value of the underlying stock on the date of grant.

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

Common Stock Warrants

Since inception, the Company has issued numerous warrants to purchase shares of the Company’s common stock to shareholders, consultants and employees as compensation for services rendered. As of December 31, 2024 the number of warrants outstanding was 180,000.

A summary of the Company’s warrant activity and related information is provided:

	Exercise Price $	Number of Warrants
Outstanding and exercisable at December 31, 2022	0.16 – 2.60	603,846
Warrants exercised	-	-
Warrants granted	0.05 – 0.15	400,000
Warrants expired	0.015	(157,692)
Outstanding and exercisable at December 31, 2023	0.16 – 2.60	846,154
Warrants exercised	-	-
Warrants granted	0.034–0.045	80,000
Warrants expired	0.16 – 2.60	(746,154)
Outstanding and exercisable at December 31, 2024	0.034 – 0.15	180,000

Stock Warrants as of December 31, 2024
Exercise Price	Warrants Outstanding	Remaining Life (Years)	Warrants Exercisable
$0.05	50,000	0.56	50,000
$0.15	50,000	1.66	50,000
$0.045	50,000	4.69	50,000
$0.034	30,000	4.79	30,000

During the period ended December 31, 2024, the Company issued warrants to a debt holder per the terms of their agreement. The warrant value was calculated using a Black-Scholes-Merton pricing model with the following assumptions:

	December 31, 2024
	Warrant Issued 9-8-24	Warrant Issued 9-8-24
Conversion feature:
Risk-free interest rate	4.53%	4.28%
Expected volatility	240.60%	238.84%
Expected life (in years)	5 years	5 years
Expected dividend yield	-	-
Fair Value:	$2,236	$1,013

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

The 2008 Plan provides for the issuance of a maximum of 7,000,000 shares, of which, after adjusting for estimated pre-vesting forfeitures and expired options, approximately 2,235,000 were available for issuance as of December 31, 2024.

No options were granted or outstanding as of the period ending December 31, 2024.

15. COMMITMENTS AND CONTINGENCIES

Bonuses

The Company has an employment agreement with its CEO which, among other provisions, provide for the payment of a bonus, as determined by the Board of Directors, in amounts ranging from 15% to 50% of the executive’s yearly compensation, to be paid in cash or stock at the Company’s sole discretion, if the Company has an increase in year over year revenues and the Executive performs his duties (i) within the time frame budgeted for such duties and (ii) at or below the cost budgeted for such duties. No such bonuses were declared or accrued during the years ending December 31, 2024, or 2023.

Contingencies

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure you that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events. No such contingencies were declared or accrued during the years ending December 31, 2024, or 2023.

16. SUBSEQUENT EVENTS

During the first quarter of 2025, a noteholder converted $34,000 of their note and accrued interest for 2,889,945 shares of common stock.

On February 20, 2025, the Company issued 75,000 shares of common stock to a consultant for services valued at $1,200.

On February 28, 2025, the Company entered into a loan agreement with a provider for $45,000, with 52 equal weekly payments beginning seven days from the date of disbursement.

