Form 10-Q
period 2025-03-31
Metalert, Inc.
filed 2025-07-17
CIK 1375793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2025

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 37,710,876 common shares issued and outstanding as of July 17, 2025.

METALERT INC. AND SUBSIDIARIES

For the quarter ended March 31, 2025

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

METALERT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$40,641	$53,501
Accounts receivable, net	21,293	11,870
Inventory	224,464	237,406
Investment in marketable securities	649	649
Other current assets	6,253	6,253
Total current assets	293,300	309,679

Property and equipment, net	18,272	18,333
Intangible assets, net	192,273	206,081

Total assets	$503,845	$534,093

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$177,294	$157,086
Accrued expenses	391,600	332,001
Accrued expenses, related parties	1,021,341	1,012,999
Deferred revenues	8,642	9,244
Short-term debt – line of credit	81,291	85,642
Short-term debt - CARE loans	19,306	18,056
Convertible promissory notes, net of discount	1,637,250	1,552,250
Convertible notes, related parties, net of discount	1,232,193	1,232,193
Notes payable	203,915	146,195
Notes payable – related parties	46,500	45,000
Total current liabilities	4,819,332	4,590,666

Long-term convertible debt	202,500	260,000
Long-term debt - CARE loan	130,694	131,944

Total liabilities	5,152,526	4,982,610

Commitments and contingencies (Note 12)

Stockholders’ deficit:
Preferred stock series A, $0.001 par value; 1,000,000 shares authorized; 13,846 shares issued and outstanding at March 31, 2025 and December 31, 2024	14	14
Preferred stock series B, $0.001 par value; 10,000 shares authorized, 3 and 3 issued and outstanding at March 31, 2025 and December 31, 2024, respectively	-	-
Preferred stock series C, $0.001 par value; 1,000 shares authorized, 6 and 6 issued and outstanding at March 31, 2025 and December 31, 2024, respectively	-	-
Preferred stock series D, $0.001 par value; 100,000 shares authorized, 75,000 and 75,000 issued and outstanding at March 31, 2025 and December 31, 2024, respectively	8	8
Common stock, $0.0001 par value; 2,071,000,000 shares authorized; 37,710,876 and 34,745,931 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	3,771	3,474
Additional paid-in capital	25,157,784	25,122,881
Accumulated deficit	(29,810,258)	(29,574,894)
Total stockholders’ deficit	(4,648,681)	(4,448,517)
Total liabilities and stockholders’ deficit	$503,845	$534,093

See accompanying notes to unaudited condensed consolidated financial statements.

METALERT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Product sales	$14,369	$24,942
Service income	26,399	23,376
Total revenues	40,768	48,318

Cost of products sold	18,092	4,474
Cost of service revenue	4,285	655
Total cost of goods sold	22,377	5,129

Gross margin	18,391	43,189

Operating expenses:
Wages and benefits	78,066	82,883
Professional fees	21,974	56,282
Sales and marketing expenses	3,838	7,785
General and administrative	54,050	72,246

Total operating expenses	157,928	219,196

Loss from operations	(139,537)	(176,007)

Other expenses:
Amortization of debt discount	(13,250)	(11,400)
Interest expense and financing costs	(82,577)	(63,738)

Total other expenses	(95,827)	(75,138)

Net loss	$(235,364)	$(251,145)

Weighted average number of common shares outstanding - basic and diluted	36,225,340	33,498,678

Net income (loss) per common share - basic and diluted	$(0.01)	$(0.01)

See accompanying notes to unaudited condensed consolidated financial statements.

METALERT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Three Months Ended March 31, 2025 and March 31, 2024 (Unaudited)

	Series A Preferred		Series B Preferred		Series C Preferred		Series D Preferred		Common Shares		Additional		Total Stockholders’
	Shares		Shares		Shares		Shares		Shares		Paid-In	Accumulated	Equity
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Deficit	(Deficit)
Balance December 31, 2024	13,846	$14	3	$-	6	$-	75,000	8	34,745,931	$3,475	$25,122,881	$(29,574,894)	$(4,448,517)
Issuance of common stock for services	-	-	-	-	-	-	-	-	75,000	8	1,192	-	1,200
Issuance of common stock for conversion of notes	-	-	-	-	-	-	-	-	2,889,945	289	33,711	-	34,000
Net (loss)	-	-	-	-	-	-	-	-	-	-	-	(235,364)	(235,364)
Balance March 31, 2025	13,846	$14	3	$-	6	$-	75,000	8	37,710,876	$3,771	$25,157,784	$(29,810,258)	$(4,648,681)

	Series A Preferred		Series B Preferred		Series C Preferred		Series D Preferred		Common Shares		Additional		Total Stockholders’
	Shares		Shares		Shares		Shares		Shares		Paid-In	Accumulated	Equity
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Deficit	(Deficit)
Balance December 31, 2023	13,846	$14	3	$-	6	$-	15,000	2	32,445,931	$3,245	$24,844,494	$(28,746,629)	$(3,898,874)
Issuance of common stock for services	-	-	-	-	-	-	-	-	1,400,000	140	46,884	-	47,024
Issuance of preferred stock for financings	-	-	-	-	-	-	60,000	6	-	-	199,994	-	200,000
Net (loss)	-	-	-	-	-	-	-	-	-	-	-	(251,145)	(251,145)
Balance March 31, 2024	13,846	$14	3	$-	6	$-	75,000	8	33,845,931	$3,385	$25,091,372	$(28,997,774)	$(3,902,995)

See accompanying notes to unaudited condensed consolidated financial statements.

METALERT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(235,364)	$(251,145)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,853	21,954
Stock based compensation	1,200	47,024
Amortization of debt discount	13,250	11,401
Changes in operating assets and liabilities:
Accounts receivable	(9,422)	(7,632)
Inventory	12,942	(4,821)
Other current and non-current assets	-	57
Accounts payable and accrued expenses	95,559	(235,826)
Accrued expenses - related parties	9,015	257,355
Deferred revenues	(602)	1,194
Due to/from Officers	1,500	-

Net cash used in operating activities	(97,069)	(160,439)

Cash flows from investing activities
Property and equipment purchases	(984)	(3,000)

Net cash used in investing activities	(984)	(3,000)

Cash flows from financing activities
Proceeds from issuance of convertible debt	50,000	200,000
Proceeds from issuance of notes payable	43,875	-
Payments on notes	(4,352)	(14,930)
Payments on debt	(4,330)	(3,976)

Net cash provided by financing activities	85,193	181,094

Net change in cash and cash equivalents	(12,860)	17,655

Cash and cash equivalents, beginning of period	53,501	68,440

Cash and cash equivalents, end of period	$40,641	$86,095

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$3,813	$-

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock for conversion of debt and interest	$34,000	$-
Debt discount on convertible notes	$7,500	$-

See accompanying notes to unaudited condensed consolidated financial statements.

METALERT INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of MetAlert have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included. Our operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2024, which are included in our Annual Report on Form 10-K.

The accompanying consolidated financial statements reflect the accounts of MetAlert, Inc. and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has a stockholders’ deficit of $4,648,681 and negative working capital of $4,526,032 as of March 31, 2025 and used cash in operations during the period then ended. The Company anticipates further losses in the development of its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan until such time as revenues and related cash flows are sufficient to fund our operations.

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

Allowance for Doubtful Accounts

We extend credit based on our evaluation of the customer’s financial condition. We carry our accounts receivable at net realizable value. We monitor our exposure to losses on receivables and maintain allowances for potential losses or adjustments. We determine these allowances by (1) evaluating the aging of our receivables; and (2) reviewing high-risk customers financial condition. Past due receivable balances are written off when our internal collection efforts have been unsuccessful in collecting the amount due. Our allowance for doubtful accounts was $7,585 as of March 31, 2025 and as of December 31, 2024. The allowance fully reserves our accounts receivable balances over 90 days.

Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold in the accompanying consolidated statements of operations.

Product Warranty

The Company’s warranty policy provides repair or replacement of products (excluding GPS Shoe devices) returned for defects within ninety days of purchase. The Company’s warranties are of an assurance-type and come standard with all Company products to cover repair or replacement should product not perform as expected. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and recovery from suppliers. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty costs. The Company estimates the actual historical warranty claims coupled with an analysis of unfulfilled claims to record a liability for specific warranty purposes. As of March 31, 2025 and 2024, products returned for repair or replacement have been immaterial. Accordingly, a warranty liability has not been deemed necessary.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements at March 31, 2025 and December 31, 2024 and for the years then ended include the accounts of MetAlert, Inc. and the following wholly-owned subsidiaries Global Trek Xploration and Level 2 Security Products, Inc.

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

As of March 31, 2025, the Company had three customers representing approximately 10% or more of sales and two customers representing approximately 10% or more of total accounts receivable, respectively. The Company had no one customers representing more than 10% of sales and three customers representing approximately 10% or more of total accounts receivable, respectively, for the period ended March 31, 2024.

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

Marketable Securities

The Company’s securities investments that are acquired and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value based on quoted market price (level 1) on the balance sheet in current assets, with the change in fair value during the period included in earnings. As of March 31, 2025 and December 31, 2024 the fair value of our investment in marketable securities was $649 and $649, respectively.

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

	March 31,
	2025	2024
Warrants	180,000	628,205
Preferred B shares	18,462	18,462
Preferred C shares	6,154	6,154
Preferred D shares	7,500,000	7,500,000
Conversion shares upon conversion of notes	132,961,044	114,372,483
Total	140,665,660	122,525,304

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

3. INVESTMENT IN MARKETABLE SECURITIES

The company owns common stock shares in two entities that previously had readily determinable values based on observable market prices. As of March 31, 2025 and December 31, 2024 the value was $649, respectively.

4. INVENTORY

Inventories consist of the following:

	March 31, 2025	December 31, 2024
Raw materials	$12,766	$12,766
Finished goods	211,698	224,640
Total Inventories	$224,464	$237,406

5. PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	March 31, 2025	December 31, 2024
Software	$25,890	$25,890
Website development	91,622	91,622
Software development	399,647	399,647
Equipment	10,404	9,420
Less: accumulated depreciation	(509,291)	(508,246)
Total property and equipment, net	$18,272	$18,333

Depreciation expense for the period ended March 31, 2025 and 2024 was $1,045 and $8,335, respectively, and is included in general and administrative expenses.

6. INTANGIBLE ASSETS

Intangible assets, net, consists of the following:

	March 31, 2025	December 31, 2024
Trademarks	$3,308	$3,308
Acquired intangible assets	276,157	276,157
Less: accumulated amortization	(87,192)	(73,384)
Total intangible assets, net	$192,273	$206,081

Amortization expense for the period ended March 31, 2025, and 2024 was $13,808 and $13,619 respectively, and is included in general and administrative expenses.

7. NOTES AND LOANS PAYABLE

The following table summarizes the components of our short-term borrowings:

	March 31, 2025	December 31, 2024
(a) Term loan	$146,195	$146,195
(a) Term loan	57,720	$-
(b) Revolving line of credit	7,000	7,000
(b) Revolving line of credit	74,291	78,642
Total	$285,206	$231,837

(a) Term loans

Prior to 2023, the Company entered into term loans with third parties at an interest rate of 5% per annum, for which certain of these adjusted to 10% upon default. These notes total $146,195 and are past due.

During the first quarter ended March 31, 2025, the Company entered into a term loan agreement with a third party for $60,300, which includes interest of $15,300 and weekly payments of $1,160 over the next 52 payment periods.

(b) Lines of Credit

The Company had a revolving line of credit with an accredited investor for up to $500,000, which is no longer active.

The line boar interest of 8.5%. As of March 31, 2025, the facility had a residual balance is $7,000.

The Company also has an unsecured line of credit, guaranteed by its CEO, with its business bank, Union Bank, whereby funds can be borrowed at a revolving adjustable rate of 2 points over prime, currently 8.25%, with a max borrowing amount of $100,000. The balance at March 31, 2025 and December 31, 2024 was $74,291 and $78,642, respectively, with $0 having been borrowed and $4,352 paid back during March 31, 2025.

8. CONVERTIBLE PROMISSORY NOTES

As of March 31, 2025 and December 31, 2024, the Company had a total of $1,839,750 and $1,812,250, respectively, of outstanding convertible notes payable, which consisted of the following:

	March 31, 2025	December 31, 2024
a) Convertible Notes – with fixed conversion, legacy debt	$415,500	$415,500
b) Convertible Notes – with fixed conversion	1,130,000	1,072,500
c) Convertible Notes – with fixed conversion and OID	108,000	108,000
d) Convertible Note – with variable conversion	11,250	47,000
e) Notes issued in relation to acquisition – with fixed conversion	200,000	200,000
Less: Debt discount	(25,000)	(30,750)
Total convertible notes, net of debt discount	$1,839,750	$1,812,250

a)	Included in Convertible Notes - with fixed conversion terms, are loans provided to the Company from various investors These notes carry simple interest rates ranging from 0% to 12% per annum and with terms ranging from 1 to 2 years. In lieu of the repayment of the principal and accrued interest, the outstanding amounts are convertible, at the option of the note holder, generally at any time on or prior to maturity and automatically under certain conditions, into the Company’s common shares at $0.015 to $0.30 per share. These notes became due in 2017 and prior, and are currently past due.

b)	Convertible notes totaling $927,500 have interest rates between 5% and 10% and are convertible in common shares between $0.35 and $4.00, and are considered short-term, and another $202,500 of notes still considered long-term and bearing interest rates at 10% and conversion rates ranging between $0.01 - $0.035.

c)	Notes totaling $108,000 have an OID of 20%, an interest rate of 10% and a conversion rate of $0.030.

d)	On December 23, 2024, the Company entered into an unsecured short-term loan agreement with a third party for an aggregate of $68,000 with a 35% discount to market rate, if the note was not paid back by September 30, 2024. As of March 31, 2025, payments of $22,750 and note conversions totaling $34,000 have been made on note.

e)	Notes totaling $200,000 were issued in relation to the acquisition of Level 2 Securities and bear a 10% interest rate and are convertible into the Company’s common shares at $0.01.

9. CARE Loans

	March 31, 2025	December 31, 2024
a) EIDL loan – short term	$19,306	$18,056
a) EIDL loan – long term	130,694	131,944
Total CARE loans	$150,000	$150,000

(a) Economic Injury Disaster Loan

On June 10, 2020, the Company executed a secured loan with the U.S. Small Business Administration (SBA) under the Economic Injury Disaster Loan program in the amount of $150,000. The loan is secured by all tangible and intangible assets of the Company and payable over 30 years at an interest rate of 3.75% per annum.

A minimum installment interest payment plan was offered by the SBA, and we are making those payments while we are waiting for confirmation of an adjustment or the forgiveness of the loan. As of March 31, 2025, short term amounts due under the loan include planned principal payments in the next twelve months and any payments considered past due.

10. RELATED PARTY TRANSACTIONS

Convertible Notes Due to Related Parties

During the period ended March 31, 2025 and December 31, 2024, there was no change in related party notes.

The holders of the related party convertible notes can convert the notes into common shares at any time, into the Company’s common shares at $0.01 to $0.14 per share; however, they are limited to convert 50% of the outstanding principal and interest of their notes, with the remaining due in cash.

Accrued wages and costs - In order to preserve cash for other working capital needs, various officers, members of management, employees and directors agreed to defer portions of their wages and sometimes various out-of pocket expenses since 2011. As of March 31, 2025, and December 31, 2024, the Company owed $195,791, respectively, for such deferred wages and other expenses owed for other services which are included in the accrued expenses – related parties on the accompanying balance sheet. There were no new related party transactions in the quarter ended March 31, 2025.

Officer Loans

From time-to-time our officers have loaned funds on a short-term basis for operational needs. These loans bear interest at 10% per annum. As of March 31, 2025 and December 31; 2024 the balances on these loans were $46,500 and $45,000, respectively.

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

Preferred Stock – Series D

The Company is authorized to issue 100,000 shares of preferred stock to be designated available for Series D preferred shares that have a convertible value into 100 shares of the Company’s common stock. The holder(s) of the shares of Series D Preferred Stock shall have no other rights, privileges or preferences with respect to the Series D Preferred Stock. The Series D preferred shares shall have a fixed conversion price equal to 100 shares of common stock, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the Common Stock

During the period ended March 31, 2025, the Company did not issue any Series D preferred shares.

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

Common Stock

Shares issued for services rendered are expensed as stock-based compensation in the accompanying consolidated statement of operations under professional fees.

During the period ending March 31, 2025, the Company issued 75,000 shares of its common stock to a consultant for services valued at $1,200 and 2,889,945 of its common stock for conversions on a convertible note valued at $34,000.

During the period ending March 31, 2024, the Company issued 1,400,000 shares of its common stock to consultant for services valued at $47,204.

Common Stock Warrants

Since inception, the Company has issued numerous warrants to purchase shares of the Company’s common stock to shareholders, consultants and employees as compensation for services rendered. As of March 31, 2025, the number of warrants outstanding was 180,000.

A summary of the Company’s warrant activity and related information is provided:

	Exercise Price $	Number of Warrants
Outstanding and exercisable at December 31, 2024	0.034 – 0.15	180,000
Warrants exercised	-	-
Warrants granted	-	-
Warrants expired	-	-
Outstanding and exercisable at March 31, 2025	0.034 – 0.15	180,000
Stock Warrants as of March 31, 2025
Exercise	Warrants	Remaining	Warrants
Price	Outstanding	Life (Years)	Exercisable
$0.15	100,000	.86	100,000
$0.045	50,000	4.44	50,000
$0.034	30,000	4.55	30,000

During the period ended March 31, 2025, the Company had no warrant activity.

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

The 2008 Plan provides for the issuance of a maximum of 7,000,000 shares, of which, after adjusting for estimated pre-vesting forfeitures and expired options, approximately 2,235,000 were available for issuance as of March 31, 2025.

No options were granted during the period ending March 31, 2025.

12. COMMITMENTS & CONTINGENCIES

Contingencies

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure you that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events. As of March 31, 2025, there was no pending or threatened litigation against the Company.

13. SUBSEQUENT EVENTS

On July 11, 2025, the Company entered into a convertible promissory note in the amount of $25,000 with an investor. The convertible promissory note agreement bears interest at ten (10%) percent and has a one (1) year maturity date. The note may be repaid in whole or in part any time prior to maturity. The promissory note is convertible at the investor’s sole discretion into common stock shares at conversion prices at $0.01 each.

On July 17, 2025, the Company entered into an Addendum to the terms of a note with an investor, dated April 26, 2023, whereby the note’s conversion price was adjusted from $4.00 to a 30% discount to market.

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

In the first quarter of 2024, we launched the Gen 2 version of the GunAlert product, across multiples channels, with a high focus on government agencies. Level 2 Security Products, Inc. is in the high value non-human asset monitoring and recovery business for items such as firearms, vehicles, bikes, boats, ATVs, and a host of other valuable mobile assets which require oversight monitoring and theft recovery.

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

Other technology that the Company has developed or resells includes health and safety monitoring products and wellness products that are complementary to our main product lines and general mission of providing life changing and saving technology.

We believe the steps we took in 2024 to launch the Gen 2 version of GunAlert will start to yield the results in the coming months that we have been stiving towards. We currently have hundreds of SmartSoles on back order and have multiple government contracts in the review process for GunAlert, however during the first quarter of 2025 due to a change in administration cuts, and the uncertainty caused from the tariff fluctuations from various countries we manufacture in, we saw a complete stall in both manufacturing and government sales. As both these situations (tariffs and government budgets) start to sort out, we expect our business to ramp back up.

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

Three Months Ended March 31, 2025 (“Q1 2025”) Compared to the Three Months Ended March 31, 2024 (“Q1 2024”)

	Three Months Ended March 31,
	2025		2024
	$	% of Revenues	$	% of Revenues

Product sales	14,369	35%	24,942	50%
Service income	26,399	65%	23,376	48%
Total revenues	40,768	100%	48,318	100%
Cost of products sold	18,092	44%	4,474	10%
Cost of service revenue	4,285	11%	655	1%
Cost of goods sold	22,377	55%	5,129	11%
Gross profit	18,391	45%	43,189	89%

Operating expenses:
Wages and benefits	78,066	191%	82,883	172%
Professional fees	21,974	54%	56,282	116%
Sales and marketing expenses	3,838	9%	7,785	16%
General and administrative	54,050	133%	72,246	150%
Total operating expenses	157,928	387%	219,196	4542%

Loss from operations	(139,537)	342%	(176,007)	-364%

Other expense, net	(95,827)	-235%	(75,138)	-156%
Net loss	(235,364)	-577%	(251,145)	-520%

Revenues

Revenues were $40,768 for the three months ended March 31, 2025, compared to $48,318 for the three months ended March 31, 2024, representing a decrease of 16%. We currently have numerous SmartSole orders that cannot be fulfilled and have multiple government contracts in the review process for GunAlert; however during the first quarter of 2025 due to a change in administration cuts, and the uncertainty caused from the tariff fluctuations from various countries we manufacture in, we saw a complete stall in both manufacturing and government sales. As both these situations (tariffs and government budgets) start to sort out, we expect our business to ramp back up.

As a result, during the 1st quarter ended March 31, 2025, we did not meet our overall revenue goals. We did however see some positive trends with international subscriptions increasing their growth by 27% for the period ended Q1 2025 as compared to Q1 2024 indicating that the international distributors are selling their inventory into the marketplace in their respective countries.

During the period ended March 31, 2025, the Company’s customer base and revenue streams were comprised of approximately 69% B2B (Wholesale Distributors and Enterprise Institutions), 31% B2C (consumers and government agencies who bought on the behalf of consumers, through our online ecommerce platform and through Amazon and Google).

During the period ended March 31, 2024, the Company’s customer base and revenue streams were comprised of approximately 56% B2B (Wholesale Distributors and Enterprise Institutions), 44% B2C (consumers and government agencies who bought on the behalf of consumers, through our online ecommerce platform and through Amazon and Google).

Cost of goods sold

Cost of goods sold were $22,377 for the three months ended March 31, 2025, compared to $5,129 for the three months ended March 31, 2024, representing an increase of 336%. This increase was primarily due to the adjustments made to the mix of revenue and certain adjustments to inventory made in the first quarter of 2025.

We expect our margins to normalize with greater volume of products sold.

We continue to work with all our suppliers to reduce unnecessary expenses related to production inefficiencies in order to position ourselves to maximize profits as we scale back up.

Wages and benefits

Wages and benefits decreased by 6% or $4,817 for the three months ended March 31, 2025, as compared to three months ended March 31, 2024, because of cost cutting and time saving initiatives, including the entire senior management team deferring or forgoing salaries.

Professional fees

Professional fees consist of costs attributable to consultants and contractors who primarily spend their time on legal, accounting, product development, business development, corporate advisory services and shareholder communications. Such costs decreased $34,308 or 61% in the three months ended March 31, 2025, as compared to in the three months ended March 31, 2024. The decrease was primarily related to reduction in stock-based compensation during the periods.

Sales and marketing expenses

Sales and marketing expenses decreased by 51% or $3,947 in three months ended March 31, 2025, in comparison to the three months ended March 31, 2024. The decrease was primarily due to the delays from tariffs and government budgeting affecting the closing and timing of sales and marketing plans.

General and administrative

General and administrative costs in three months ended March 31, 2025, decreased by $18,196 or 25% in comparison to the three months ended March 31, 2024, mostly due to decreases in investor and public relations expense.

Other expense

Other expense, net increased 28% or $20,689 in the three months ended March 31, 2025, compared to the three months ended March 31, 2024. This increase was primarily as a result of the increase in interest expense, the amortization of debt discounts and financing costs.

Net loss

Net loss decreased by 6% or $15,781 from in the three months ended March 31, 2025, compared to the three months ended March 31, 2024. This decrease, primarily due to the factors described above.

Liquidity and Capital Resources

As of March 31, 2025, we had $40,641 of cash and cash equivalents, and a working capital deficit of $4,526,032, compared to $53,501 of cash and cash equivalents and a working capital deficit of $4,280,987 as of December 31, 2024.

During the three months ended March 31, 2025, our net loss was $235,364 compared to a net loss of $251,145 for the three months ended March 31, 2024. Net cash used in operating activities in the three months ended March 31, 2025 and in the three months ended March 31, 2024, was $97,069 and $160,439, respectively.

Net cash used in investing activities during the three months ended March 31, 2025 and March 31, 2024 was $984 and $3,000, respectively.

Net cash provided by financing activities during the three months ended March 31, 2025, was $85,193 and consisted of $43,875 received for the issuance of a notes payable and $50,000 for a convertible note and payments to the line of credit of $4,352 and debt of $4,330. Net cash provided by financing activities during the three months ended March 31, 2024, was $181,094 and consisted of $200,000 received for the issuance of preferred shares, and payments to the line of credit of $3,976 and debt of $14,930.

Because revenues from our operations have, to date, been insufficient to fund our working capital needs, we currently rely on the cash we receive from our financing activities to fund our growth, capital expenditures and to support our working capital requirements. The sale of our products and services is expected to enhance our liquidity in 2025, although the amount of revenues we receive in 2025 still cannot be estimated.

Until such time as our products and services can support our working capital requirement, we expect to continue to generate revenues from our other licenses, subscriptions, international distributors, hardware sales, professional services and new customers in the pipeline. However, the amount of such revenues is unknown and is not expected to be sufficient to fund our working capital needs. For our internal budgeting purposes, we have assumed that such revenues will not be sufficient to fund all of our planned operating and other expenditures during 2025. In addition, our actual cash expenditures may exceed our planned expenditures, particularly if we invest in the development of improved versions of our existing products and technologies, and if we increase our marketing expenses. Accordingly, we anticipate that we will have to continue to raise additional capital in order to fund our operations in 2025. No assurance can be given that we will be able to obtain the additional funding we need to continue our operations.

In order to continue funding our growth, IP and working capital needs, as well as our new product development costs, during the first quarter of 2025, we continued to draw down on our credit line to fund purchase orders. However, no assurance can be given that the investor will provide the funding, if and when requested by us.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has stockholders’ deficit of $4,648,681 and negative working capital of $4,526,032 as of March 31, 2025 and used cash in operations of $97,069 during the current period then ended. The Company anticipates further losses in the development of its business. Please see the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2024, for more information regarding risks associated with our business.

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

Critical Accounting Policies and Estimates

There are no material changes to the critical accounting policies and estimates described in the section entitled “Critical Accounting Policies and Estimates” under Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Based on the evaluation as of March 31, 2025, for the reasons set forth below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 2.(a). UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 23, 2025, an investor converted part of a note into 895,522 shares of common stock with a value of $12,000.

On January 28, 2025, an investor converted part of a note into 895,522 shares of common stock with a value of $12,000.

On February 21, 2025, we issued 75,000 shares of common stock with a value of $1,200 to a consultant for services.

On March 20, 2025, an investor converted part of a note into 1,098,901 shares of common stock with a value of $10,000.

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

METALERT, INC.

Date: July 17, 2025	By:	/s/ ALEX MCKEAN
Alex McKean,
Chief Financial Officer (Principal Financial Officer)

Date: July 17, 2025	By:	/s/ PATRICK BERTAGNA
Patrick Bertagna,
Chief Executive Officer

