Form 10-Q
period 2025-06-30
Metalert, Inc.
filed 2025-12-11
CIK 1375793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2025

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 52,145,104 common shares issued and outstanding as of December 11, 2025.

METALERT INC. AND SUBSIDIARIES

For the quarter ended June 30, 2025

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

METALERT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$7,015	$53,501
Accounts receivable, net	16,967	11,870
Inventory	221,539	237,406
Investment in marketable securities	649	649
Other current assets	6,252	6,253
Total current assets	252,422	309,679

Property and equipment, net	17,145	18,333
Intangible assets, net	178,465	206,081

Total assets	$448,032	$534,093

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$178,406	$157,086
Accrued expenses	444,431	332,001
Accrued expenses, related parties	1,026,911	1,012,999
Deferred revenues	11,420	9,244
Short-term debt – line of credit	76,881	85,642
Short-term debt - CARE loans	20,569	18,056
Convertible promissory notes, net of discount	1,621,000	1,552,250
Convertible notes, related parties, net of discount	1,232,193	1,232,193
Notes payable	194,651	146,195
Notes payable – related parties	45,000	45,000
Total current liabilities	4,851,462	4,590,666

Long-term convertible debt	230,000	260,000
Long-term debt - CARE loan	129,431	131,944

Total liabilities	5,210,893	4,982,610

Commitments and contingencies (Note 12)

Stockholders’ deficit:
Preferred stock series A, $0.001 par value; 1,000,000 shares authorized; 13,846 shares issued and outstanding at June 30, 2025 and December 31, 2024	14	14
Preferred stock series B, $0.001 par value; 10,000 shares authorized, 3 and 3 issued and outstanding at June 30, 2025 and December 31, 2024, respectively	-	-
Preferred stock series C, $0.001 par value; 1,000 shares authorized, 6 and 6 issued and outstanding at June 30, 2025 and December 31, 2024, respectively	-	-
Preferred stock series D, $0.001 par value; 100,000 shares authorized, 75,000 and 75,000 issued and outstanding at June 30, 2025 and December 31, 2024, respectively	8	8
Preferred stock series E, $0.001 par value; 200,000 shares authorized, 55,000 and 0 issued and outstanding at June 30, 2025 and December 31, 2024, respectively	55	-
Common stock, $0.0001 par value; 2,071,000,000 shares authorized; 37,710,876 and 34,745,931 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	3,771	3,474
Additional paid-in capital	25,212,730	25,122,881
Accumulated deficit	(29,979,439)	(29,574,894)
Total stockholders’ deficit	(4,762,861)	(4,448,517)
Total liabilities and stockholders’ deficit	$448,032	$534,093

See accompanying notes to unaudited condensed consolidated financial statements.

METALERT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Product sales	$8,132	$16,607	$22,501	$41,549
Service income	23,885	27,556	50,284	50,932
Total revenues	32,017	44,163	72,785	92,481

Cost of products sold	7,105	11,851	25,197	16,326
Cost of other revenue	3,965	3,082	8,249	3,737
Total cost of goods sold	11,070	14,933	33,446	20,063

Gross margin	20,947	29,230	39,339	72,418

Operating expenses:
Wages and benefits	38,752	48,918	116,818	131,801
Professional fees	25,000	11,138	46,974	67,420
Sales and marketing expenses	1,246	3,075	5,084	10,859
General and administrative	49,991	53,693	104,042	125,939

Total operating expenses	114,989	116,824	272,918	336,019

Loss from operations	(94,042)	(87,594)	(233,579)	(263,601)

Other income/(expenses):
Amortization of debt discount	(11,250)	(8,836)	(24,500)	(20,236)
Interest expense and financing costs	(63,889)	(57,428)	(146,466)	(121,165)

Total other income/(expenses)	(75,139)	(66,264)	(170,966)	(141,401)

Net loss	$(169,181)	$(153,858)	$(404,545)	$(405,002)

Weighted average number of common shares outstanding - basic and diluted	37,710,876	33,845,931	36,972,212	33,672,305

Net income/(loss) per common share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

See accompanying notes to unaudited condensed consolidated financial statements.

METALERT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Three Months Ended June 30, 2025 and June 30, 2024 (Unaudited)

	Series A Preferred		Series B Preferred		Series C Preferred		Series D Preferred		Series E Preferred		Common Shares		Additional		Total Stockholders’
	Shares		Shares		Shares		Shares		Shares		Shares		Paid-In	Accumulated	Equity
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Deficit	(Deficit)
Balance March 31, 2025	13,846	$14	3	$-	6	$-	75,000	8	-	$-	37,710,876	$3,771	$25,157,784	$(29,810,258)	$(4,648,681)
Issuance of preferred stock for financing	-	-	-	-	-	-	-	-	55,000	55	-	-	54,945	-	55,000
Net (loss)	-	-	-	-	-	-	-	-	-	-	-	-	-	(169,181)	(169,181)
Balance June 30, 2025	13,846	$14	3	$-	6	$-	75,000	8	55,000	$55	37,710,876	$3,771	$25,212,730	$(29,979,439)	$(4,762,861)

	Series A Preferred		Series B Preferred		Series C Preferred		Series D Preferred		Common Shares		Additional		Total Stockholders’
	Shares		Shares		Shares		Shares		Shares		Paid-In	Accumulated	Equity
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Deficit	(Deficit)
Balance March 31. 2024	13,846	$14	3	$-	6	$-	75,000	$8	33,845,931	$3,385	$25,091,372	$(28,997,774)	$(3,902,995)

Net (loss)	-	-	-	-	-	-	-	-	-	-	-	(153,858)	(153,858)
Balance June 30, 2024	13,846	$14	3	$-	6	$-	75,000	8	33,845,931	$3,385	$25,091,372	$(29,151,631)	$(4,056,852)

METALERT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Six Months Ended June 30, 2025 and June 30, 2024 (Unaudited)

	Series A Preferred		Series B Preferred		Series C Preferred		Series D Preferred		Series E Preferred		Common Shares		Additional		Total
	Shares		Shares		Shares		Shares		Shares		Shares		Paid-In	Accumulated	Stockholders’
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Deficit	Deficit
Balance December 31, 2024	13,846	$14	3	$-	6	$-	75,000	$8	0	$-	34,745,931	$3,475	$25,122,881	$(29,574,894)	$(4,448,517)

Issuance of common stock for services	-	-	-	-	-	-	-	-	-	-	75,000	7	1,193	-	1,200
Issuance of common stock for conversion of debt	-	-		-	-	-	-	-	-	-	2,889,945	289	33,711	-	34,000
Issuance of preferred stock for financings	-	-	-	-	-	-	-	-	55,000	55	-	-	54,945	-	55,000
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	-	-	(404,545)	(404,545)
Balance June 30, 2025	13,846	$14	3	$-	6	$-	75,000	$8	55,000	$55	37,710,876	$3,771	$25,212,730	$(29,979,439)	$(4,762,861)

	Series A Preferred		Series B Preferred		Series C Preferred		Series D Preferred		Common Shares		Additional		Total
	Shares		Shares		Shares		Shares		Shares		Paid-In	Accumulated	Stockholders’
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Deficit	Deficit
Balance December 31, 2023	13,846	$14	3	$-	6	$-	15,000	$2	32,445,931	$3,245	$24,844,494	$(28,746,629)	$(3,898,874)

Issuance of common stock for services	-	-	-	-	-	-	-	-	1,400,000	140	46,884	-	47,024
Issuance of preferred stock for financings	-	-	-	-	-	-	60,000	6	-	-	199,994	-	200,000
Net income (loss)	-	-	-	-	-	-			-	-	-	(405,002)	(405,002)
Balance June 30, 2024	13,846	$14	3	$-	6	$-	75,000	$8	33,845,931	$3,385	$25,091,372	$(29,151,631)	$(4,056,852)

See accompanying notes to unaudited condensed consolidated financial statements.

METALERT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(404,545)	$(405,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,789	43,919
Stock based compensation	1,200	47,024
Amortization of debt discount	24,500	20,236
Changes in operating assets and liabilities:
Accounts receivable	(5,097)	168
Inventory	15,867	5,098
Other current and non-current assets	-	(1,463)
Accounts payable and accrued expenses	133,077	(230,134)
Accrued expenses - related parties	14,585	209,438
Deferred revenues	2,177	1,499
Accrued interest and financing costs	12,451	56,302

Net cash used in operating activities	(175,996)	(252,915)

Cash flows from investing activities
Property and equipment purchases	(984)	(3,000)

Net cash used in investing activities	(984)	(3,000)

Cash flows from financing activities
Proceeds from issuance of convertible debt	50,000	200,000
Proceeds from issuance of debt	43,875	40,000
Proceeds from sale of preferred stock	55,000	-
Payments on notes	(9,620)	(14,930)
Payments on debt	(8,761)	(8,019)

Net cash provided by financing activities	130,494	217,051

Net change in cash and cash equivalents	(46,486)	(38,864)

Cash and cash equivalents, beginning of period	53,501	68,440

Cash and cash equivalents, end of period	$7,015	$29,576

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$7,943	$-

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock for conversion of debt and interest	$34,000	$-
Debt discount on convertible notes	$7,500	$8,000

See accompanying notes to unaudited condensed consolidated financial statements.

METALERT INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

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

Level 2 Security Products, Inc. is in the high value non-human asset monitoring and recovery business for items such as firearms, vehicles, bikes, boats, ATVs, and a host of other valuable mobile assets which require oversight monitoring and theft recovery. Since the launch of the GunAlert firearm safety and theft recovery solution, the Company has been building relationships with government and non-profit organizations in order to build out product brand recognition. The GunAlert product is being introduced to Law Enforcement, government agencies and non-profits as a solution that addresses firearm suicide prevention, and additionally to the direct to the gun owner community, which estimates there are over 400 million firearms in the U.S. with approximately 4 million new gun owners each year.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of MetAlert have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included. Our operating results for the six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2024, which are included in our Annual Report on Form 10-K.

The accompanying consolidated financial statements reflect the accounts of MetAlert, Inc. and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has a stockholders’ deficit of $4,762,861 and negative working capital of $4,569,040 as of June 30, 2025 and used cash in operations during the period then ended. The Company anticipates further losses in the development of its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan until such time as revenues and related cash flows are sufficient to fund our operations.

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

Allowance for Doubtful Accounts

We extend credit based on our evaluation of the customer’s financial condition. We carry our accounts receivable at net realizable value. We monitor our exposure to losses on receivables and maintain allowances for potential losses or adjustments. We determine these allowances by (1) evaluating the aging of our receivables; and (2) reviewing high-risk customers financial condition. Past due receivable balances are written off when our internal collection efforts have been unsuccessful in collecting the amount due. Our allowance for doubtful accounts was $5,869 as of June 30, 2025 and as of December 31, 2024. The allowance fully reserves our accounts receivable balances over 90 days.

Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold in the accompanying consolidated statements of operations.

Product Warranty

The Company’s warranty policy provides repair or replacement of products (excluding GPS Shoe devices) returned for defects within ninety days of purchase. The Company’s warranties are of an assurance-type and come standard with all Company products to cover repair or replacement should product not perform as expected. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and recovery from suppliers. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty costs. The Company estimates the actual historical warranty claims coupled with an analysis of unfulfilled claims to record a liability for specific warranty purposes. As of June 30, 2025 and 2024, products returned for repair or replacement have been immaterial. Accordingly, a warranty liability has not been deemed necessary.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements at June 30, 2025 and December 31, 2024 and for the years then ended include the accounts of MetAlert, Inc. and the following wholly-owned subsidiaries Global Trek Xploration and Level 2 Security Products, Inc.

All Intercompany transactions have been eliminated upon consolidation.

Concentrations

We rely on one German manufacturer to supply us with our GPS SmartSole and one supplier for the Gun Tracker in China. However, the Company constantly looks to have redundances in sourcing, etc. and are looking for additional sources in the US and Mexico for manufacturing. However, the loss of any of these manufacturers could severely impede our ability to manufacture the GPS SmartSole and Gun Tracker, and thus as we increase production we are looking to augment and grow our vendors and supply chains accordingly.

As of June 30, 2025, the Company had three customers representing approximately 10% or more of sales and five customers representing approximately 10% or more of total accounts receivable, respectively. The Company had four customers representing more than 10% of sales and three customers representing approximately 10% or more of total accounts receivable, respectively, for the period ended June 30, 2024.

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

	June 30,
	2025	2024
Warrants	180,000	200,000
Preferred B shares	18,462	18,462
Preferred C shares	6,154	6,154
Preferred D shares	7,500,000	7,500,000
Preferred E shares	5,500,000	-
Conversion shares upon conversion of notes	134,443,240	114,808,847
Total	147,647,856	122,533,463

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

Recently Issued Accounting Pronouncements

Other recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

3. INVESTMENT IN MARKETABLE SECURITIES

The company owns common stock shares in two entities that previously had readily determinable values based on observable market prices. As of June 30, 2025 and December 31, 2024 the value was $649, respectively.

4. INVENTORY

Inventories consist of the following:

	June 30, 2025	December 31, 2024
Raw materials	$12,766	$12,766
Finished goods	208,773	224,640
Total Inventories	$221,539	$237,406

5. PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	June 30, 2025	December 31, 2024
Software	$25,890	$25,890
Website development	91,622	91,622
Software development	399,648	399,647
Equipment	10,404	9,420
Less: accumulated depreciation	(510,419)	(508,246)
Total property and equipment, net	$17,145	$18,333

Depreciation expense for the period ended June 30, 2025 and 2024 was $2,173 and $16,130, respectively, and is included in general and administrative expenses.

6. INTANGIBLE ASSETS

Intangible assets, net, consists of the following:

	June 30, 2025	December 31, 2024
Trademarks	$3,308	$3,308
Acquired intangible assets	276,157	276,157
Less: accumulated amortization	(101,000)	(73,384)
Total intangible assets, net	$178,465	$206,081

Amortization expense for the period ended June 30, 2025, and 2024 was $27,616 and $27,789 respectively, and is included in general and administrative expenses.

7. NOTES AND LOANS PAYABLE

The following table summarizes the components of our short-term borrowings:

	June 30, 2025	December 31, 2024
(a) Term loan	$146,195	$146,195
(a) Term loan	48,456	$-
(b) Revolving line of credit	7,000	7,000
(c) Revolving line of credit - converted to term loan	69,881	78,642
Total	$271,532	$231,837

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

(b) Line of Credit

The Company had a revolving line of credit with an accredited investor for up to $500,000, which is no longer active.

The line boar interest of 8.5%. As of June 30, 2025, the facility had a residual balance is $7,000.

(c) Line of Credit – Converted to Term Loan

The Company also has an unsecured line of credit, guaranteed by its CEO, with its business bank, Union Bank, whereby funds can be borrowed at a revolving adjustable rate of 2 points over prime, currently 8.25%, with a maximum borrowing amount of $100,000. The balance at June 30, 2025 and December 31, 2024 was $69,881 and $78,642, respectively, with $0 having been borrowed and $7,493 paid back during June 30, 2025. This line of credit has been converted to a term loan with a fixed monthly payment schedule, with no additional line available.

8. CONVERTIBLE PROMISSORY NOTES

As of June 30, 2025 and December 31, 2024, the Company had a total of $1,851,000 and $1,812,250, respectively, of outstanding convertible notes payable, which consisted of the following:

	June 30, 2025	December 31, 2024
a) Convertible Notes – with fixed conversion, legacy debt	$415,500	$415,500
b) Convertible Notes – with fixed conversion	1,130,000	1,072,500
c) Convertible Notes – with fixed conversion and OID	108,000	108,000
d) Convertible Note – with variable conversion	11,250	47,000
e) Notes issued in relation to acquisition – with fixed conversion	200,000	200,000

Less: Debt discount	(13,750)	(30,750)
Total convertible notes, net of debt discount	$1,851,000	$1,812,250

a)	Included in Convertible Notes - with fixed conversion terms, are loans provided to the Company from various investors These notes carry simple interest rates ranging from 0% to 12% per annum and with terms ranging from 1 to 2 years. In lieu of the repayment of the principal and accrued interest, the outstanding amounts are convertible, at the option of the note holder, generally at any time on or prior to maturity and automatically under certain conditions, into the Company’s common shares at $0.015 to $0.30 per share. These notes became due in 2017 and prior, and are currently past due.

b)	Convertible notes totaling $927,500 have interest rates between 5% and 10% and are convertible in common shares between $0.35 and $4.00, and are considered short-term, and another $202,500 of notes still considered long-term and bearing interest rates at 10% and conversion rates ranging between $0.01 - $0.035.

c)	Notes totaling $108,000 have an OID of 20%, an interest rate of 10% and a conversion rate of $0.030.

d)	On December 23, 2024, the Company entered into an unsecured short-term loan agreement with a third party for an aggregate of $68,000 with a 35% discount to market rate, if the note was not paid back by September 30, 2024. As of June 30, 2025, payments of $22,750 and note conversions totaling $34,000 have been made on note.

e)	Notes totaling $200,000 were issued in relation to the acquisition of Level 2 Securities and bear a 10% interest rate and are convertible into the Company’s common shares at $0.01.

9. CARE Loans

	June 30, 2025	December 31, 2024
a) EIDL loan – short term	$20,569	$18,056
a) EIDL loan – long term	129,431	131,944
Total CARE loans	$150,000	$150,000

(a) Economic Injury Disaster Loan

On June 10, 2020, the Company executed a secured loan with the U.S. Small Business Administration (SBA) under the Economic Injury Disaster Loan program in the amount of $150,000. The loan is secured by all tangible and intangible assets of the Company and payable over 30 years at an interest rate of 3.75% per annum.

A minimum installment interest payment plan was offered by the SBA, and we are making those payments while we are waiting for confirmation of an adjustment or the forgiveness of the loan. As of June 30, 2025, short term amounts due under the loan include planned principal payments in the next twelve months and any payments considered past due.

10. RELATED PARTY TRANSACTIONS

Convertible Notes Due to Related Parties

During the period ended June 30, 2025 and December 31, 2024, there was no change in related party notes.

The holders of the related party convertible notes can convert the notes into common shares at any time, into the Company’s common shares at $0.01 to $0.14 per share; however, they are limited to convert 50% of the outstanding principal and interest of their notes, with the remaining due in cash.

Accrued wages and costs - In order to preserve cash for other working capital needs, various officers, members of management, employees and directors agreed to defer portions of their wages and sometimes various out-of-pocket expenses since 2011. As of June 30, 2025, and December 31, 2024, the Company owed $195,791, respectively, for such deferred wages and other expenses owed for other services which are included in the accrued expenses – related parties on the accompanying balance sheet. There were no new related party transactions in the quarter ended June 30, 2025.

Officer Loans

From time-to-time our officers have loaned funds on a short-term basis for operational needs. These loans bear interest at 10% per annum. As of June 30, 2025 and December 31, 2024, the balances on these loans were $45,000 and $45,000, respectively.

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

During the period ended June 30, 2025, the Company did not issue any Series D preferred shares.

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

Preferred Stock – Series E

The Company is authorized to issue 200,000 shares of preferred stock to be designated available for Series E Preferred shares. The Series E Preferred shares shall have a fixed conversion price equal to 100 shares of common stock for each Series E Preferred share, at the holders’ option, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the Common Stock. In addition, Series E Preferred stock shall be redeemable by and at the sole discretion of the Company at the stated value, initially set to $1.00 per share, after 20 business days’ written notice, if the price of the Company’s Common Stock closes above $0.20 per share for ten (10) consecutive trading days. Each share of Series E Preferred stock shall be entitled to 1 (1) vote on all matter voted upon by the shareholders of the Company.

During the period ended June 30, 2025, the Company issued 55,000 Series E preferred shares and to an accredited investor for their $55,000 investment in the financing.

Common Stock

Shares issued for services rendered are expensed as stock-based compensation in the accompanying consolidated statement of operations under professional fees.

During the period ending June 30, 2025, the Company issued 75,000 shares of its common stock to a consultant for services valued at $1,200 and 2,889,945 of its common stock for conversions on a convertible note valued at $34,000.

During the period ending June 30, 2024, the Company issued 1,400,000 shares of its common stock to consultant for services valued at $47,204.

Common Stock Warrants

Since inception, the Company has issued numerous warrants to purchase shares of the Company’s common stock to shareholders, consultants and employees as compensation for services rendered. As of June 30, 2025, the number of warrants outstanding was 180,000.

A summary of the Company’s warrant activity and related information is provided:

	Exercise Price $	Number of Warrants
Outstanding and exercisable at December 31, 2024	0.034 – 0.15	180,000
Warrants exercised	-	-
Warrants granted	-	-
Warrants expired	-	-
Outstanding and exercisable at June 30, 2025	0.034 – 0.15	180,000

Stock Warrants as of June 30, 2025
Exercise	Warrants	Remaining	Warrants
Price	Outstanding	Life (Years)	Exercisable
$0.15	100,000	.62	100,000
$0.045	50,000	4.19	50,000
$0.034	30,000	4.30	30,000

During the period ended June 30, 2025, the Company had no warrant activity.

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

The 2008 Plan provides for the issuance of a maximum of 7,000,000 shares, of which, after adjusting for estimated pre-vesting forfeitures and expired options, approximately 2,235,000 were available for issuance as of June 30, 2025.

No options were granted during the period ending June 30, 2025.

12. COMMITMENTS & CONTINGENCIES

Contingencies

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure you that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events. As of June 30, 2025, there was no pending or threatened litigation against the Company.

13. SUBSEQUENT EVENTS

Subsequent to June 30, 2025, the Company issued an aggregate of 14,434,228 shares of common stock for the conversion of convertible debt with principal value of $30,227.

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

We believe the steps we took in 2024 to launch the Gen 2 version of GunAlert will start to yield the results in the coming months that we have been stiving towards. We currently have hundreds of SmartSoles on back order and have multiple government contracts in the review process for GunAlert, however during the first quarter of 2025 due to a change in administration cuts, and the uncertainty caused from the tariff fluctuations from various countries we manufacture in, we saw a complete stall in both manufacturing and government sales. As both these situations (tariffs and government budgets) start to sort out, we expect our business to ramp back up. During the second quarter of 2025, we stopped manufacturing SmartSoles in the U.S. because many of our components were still coming from China and the fluctuation in tariffs created an untenable environment. As an offset, we have been ordering more finished product from our OEM partner in Germany, which has helped to stabilize inventory shortages and prevent significant cost hikes. We plan to continue sourcing finished products from our OEM German partner for the remainder of 2025 or until tariffs with China stabilize.

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

Three Months Ended June 30, 2025 (“Q21 2025”) Compared to the Three Months Ended June 30, 2024 (“Q21 2024”)

	Three Months Ended June 30,
	2025		2024
	$	% of Revenues	$	% of Revenues

Product sales	8,132	25%	16,607	39%
Service income	23,885	75%	27,556	61%
Total revenues	32,017	100%	44,163	100%
Cost of products sold	7,105	22%	11,851	26%
Cost of service revenue	3,965	12%	3,082	7%
Cost of goods sold	11,070	35%	14,933	33%
Gross profit	20,947	65%	29,230	67%

Operating expenses:
Wages and benefits	38,752	121%	48,918	109%
Professional fees	25,000	78%	11,138	25%
Sales and marketing expenses	1,246	4%	3,075	7%
General and administrative	49,991	156%	53,693	120%
Total operating expenses	114,989	359%	116,824	260%

Loss from operations	(94,042)	-294%	(87,594)	-194%

Other expense, net	(75,139)	-235%	(66,264)	-194%
Net loss	(169,181)	-528%	(153,858)	-342%

Revenues

Revenues were $32,017 for the three months ended June 30, 2025, compared to $44,163 for the three months ended June 30, 2024, representing a decrease of 28%. We currently have numerous SmartSole orders that cannot be fulfilled and have multiple government contracts in the review process for GunAlert; however during the first and second quarter of 2025 due to a change in administration cuts, and the uncertainty caused from the tariff fluctuations from various countries we manufacture in, we saw a complete stall in both manufacturing and government sales. As both these situations (tariffs and government budgets) start to sort out, we expect our business to ramp back up.

As a result, during the 2nd quarter ended June 30, 2025, we did not meet our overall revenue goals. We did however see some positive trends with international subscriptions increasing their growth by 22% for the period ended Q2 2025 as compared to Q2 2024 indicating that the international distributors are selling their inventory into the marketplace in their respective countries.

During the quarter ended June 30, 2025, the Company’s customer base and revenue streams were comprised of approximately 46% B2B (Wholesale Distributors and Enterprise Institutions), 54% B2C (consumers and government agencies who bought on the behalf of consumers, through our online ecommerce platform and through Amazon and Google).

During the quarter ended June 30, 2024, the Company’s customer base and revenue streams were comprised of approximately 51% B2B (Wholesale Distributors and Enterprise Institutions), 49% B2C (consumers and government agencies who bought on the behalf of consumers, through our online ecommerce platform and through Amazon and Google).

Cost of goods sold

Cost of goods sold were $11,069 for the three months ended June 30, 2025, compared to $14,934 for the three months ended June 30, 2024, representing an decrease of 26%. This decrease was primarily due to the lower revenue product sales, which led to less related cost of goods sold. We expect our margins to normalize with greater volume of products sold.

We continue to work with all our suppliers to reduce unnecessary expenses related to production inefficiencies in order to position ourselves to maximize profits as we scale back up.

Wages and benefits

Wages and benefits decreased by 21% or $10,166 for the three months ended June 30, 2025, as compared to three months ended June 30, 2024, because of cost cutting and time saving initiatives, including the entire senior management team deferring or forgoing salaries.

Professional fees

Professional fees consist of costs attributable to consultants and contractors who primarily spend their time on legal, accounting, product development, business development, corporate advisory services and shareholder communications. Such costs increased $13,862 or 124% in the three months ended June 30, 2025, as compared to in the three months ended June 30, 2024. The increase was primarily related to accounting fees for filings.

Sales and marketing expenses

Sales and marketing expenses decreased by 59% or $1,829 in three months ended June 30, 2025, in comparison to the three months ended June 30, 2024. The decrease was primarily due to the delays from tariffs and government budgeting affecting the closing and timing of sales and marketing plans.

General and administrative

General and administrative costs in three months ended June 30, 2025, decreased by $3,702 or 7% in comparison to the three months ended June 30, 2024, mostly due to decreases in investor and public relations expense.

Other expense

Other expense, net increased 13% or $8,875 in the three months ended June 30, 2025, compared to the three months ended June 30, 2024. This increase was primarily as a result of the increase in interest expense, the amortization of debt discounts and financing costs.

Net loss

Net loss increased by 10% or $15,323 for in the three months ended June 30, 2025, compared to the three months ended June 30, 2024. This increase, primarily due to the lower revenues and increase interest expense described above.

Six Months Ended June 30, 2025 (“Q1 and Q2 20254”) Compared to the Six Months Ended June 30, 2024 (“Q1 and Q2 2024”)

	Six Months Ended June 30,
	2025		2024
	$	% of Revenues	$	% of Revenues

Product sales	22,501	31%	41,549	45%
Service income	50,284	69%	50,932	55%
Total revenues	72,785	100%	92,481	100%
Cost of products sold	25,197	35%	16,326	18%
Cost of service revenue	8,249	11%	3,737	4%
Cost of goods sold	33,446	46%	20,063	22%
Gross profit	39,339	54%	72,418	78%

Operating expenses:
Wages and benefits	116,818	160%	131,801	143%
Professional fees	46,974	65%	67,420	73%
Sales and marketing expenses	5,084	7%	10,859	12%
General and administrative	104,042	143%	125,939	136%
Total operating expenses	272,918	375%	336,019	356%

Gain (loss) from operations	(233,579)	-321%	(263,601)	-278%

Other income (expense), net	(170,966)	-235%	(141,401)	-153%
Net income (loss)	(404,545)	-556%	(405,002)	-431%

Revenues

Revenues as a whole in Q1 and Q2 2025 decreased by 21% or $19,696 in comparison to Q1 and Q2 2024. We currently have numerous SmartSole orders that cannot be fulfilled and have multiple government contracts in the review process for GunAlert; however during the first and second quarter of 2025 due to a change in administration cuts, and the uncertainty caused from the tariff fluctuations from various countries we manufacture in, we saw a complete stall in both manufacturing and government sales. As both these situations (tariffs and government budgets) start to sort out, we expect our business to ramp back up.

During the period ended June 30, 2025, the Company’s customer base and revenue streams were comprised of approximately 59% B2B (Wholesale Distributors and Enterprise Institutions), 41% B2C (consumers and government agencies who bought on the behalf of consumers, through our online ecommerce platform and through Amazon, Google and iTunes).

During the period ended June 30, 2024, the Company’s customer base and revenue streams were comprised of approximately 56% B2B (Wholesale Distributors and Enterprise Institutions), 44% B2C (consumers and government agencies who bought on the behalf of consumers, through our online ecommerce platform and through Amazon, Google and iTunes).

Cost of goods sold

Cost of goods sold increased by 67% or $13,383 during Q1 and Q2 2025 in comparison to Q1 and Q2 2024. This increase was primarily due to the adjustments made to the mix of revenue and certain adjustments to inventory made in the first and second quarters of 2025.

We continue to work with all our suppliers to reduce unnecessary expenses related to production inefficiencies in order to position ourselves to maximize profits as we scale back up.

Wages and benefits

Wages and benefits during Q1 and Q2 2025 decreased by 11% or $14,983 in comparison to Q1 and Q2 2024, because of cost cutting and time saving initiatives.

Professional fees

Professional fees consist of costs attributable to consultants and contractors who primarily spend their time on legal, accounting, product development, business development, corporate advisory services and investor relations. Such costs decreased $20,446 or 30% during Q1 and Q2 2025 as compared to Q1 and Q2 2024. The decrease was primarily related to reduction in stock-based compensation during the periods and decreases in our 10K audit fees from the prior year.

Sales and marketing expenses

Sales and marketing expenses decreased by 53% or $5,775 during Q1 and Q2 2025 in comparison to Q1 and Q2 2024.

The decrease was primarily due to the delays from tariffs and government budgeting affecting the closing and timing of sales and marketing plans.

General and administrative

General and administrative costs during Q1 and Q2 2025 decreased by $21,897 or 17% in comparison to Q1 and Q2 2024, mostly due to decreases in investor and public relations expense.

Other income/(expense), net

Other expense, net increased 21% or $29,565 from Q1 and Q2 2025 to Q1 and Q2 2024. This increase was primarily as a result of the increases in interest expense and the amortization of debt discounts.

Net income/(loss)

Net loss decreased by less than 1% or $457 from Q1 and Q2 2025 to Q1 and Q2 2024. This decrease, was primarily due to lower operating expenses as described above offsetting any revenue or other expense variances.

Liquidity and Capital Resources

As of June 30, 2025, we had $7,015 of cash and cash equivalents, and a working capital deficit of $4,569,040, compared to $53,501 of cash and cash equivalents and a working capital deficit of $4,280,987 as of December 31, 2024.

During the six months ended June 30, 2025, our net loss was $404,545 compared to a net loss of $405,002 for the six months ended June 30, 2024. Net cash used in operating activities in the six months ended June 30, 2025 and in the six months ended June 30, 2024, was $175,996 and $252,915, respectively.

Net cash used in investing activities during the three months ended June 30, 2025 and June 30, 2024 was $984 and $3,000, respectively.

Net cash provided by financing activities during the six months ended June 30, 2025, was $130,494 and consisted of $43,875 received for the issuance of a notes payable, $55,000 from the sale of preferred stock and $50,000 for a convertible note and payments to the line of credit of $8,761 and debt of $9,620. Net cash provided by financing activities during the six months ended June 30, 2024, was $217,051 and consisted of $40,000 received from the issuance of debt, $200,000 received for the issuance of preferred shares, and payments to the line of credit of $8,019 and debt of $14,930.

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has stockholders’ deficit of $4,762,861 and negative working capital of $4,569,040 as of June 30, 2025 and used cash in operations of $175,996 during the current period then ended. The Company anticipates further losses in the development of its business. Please see the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2024, for more information regarding risks associated with our business.

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

Based on the evaluation as of June 30, 2025, for the reasons set forth below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

METALERT, INC.

Date: December 11, 2025	By:	/s/ ALEX MCKEAN
Alex McKean,
Chief Financial Officer (Principal Financial Officer)

Date: December 11, 2025	By:	/s/ PATRICK BERTAGNA
Patrick Bertagna,
Chief Executive Officer

